Form 10-Q
period 2013-03-31
Artisan Partners Asset Management Inc.
filed 2013-05-09
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-35826

Artisan Partners Asset Management Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0969585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 E. Wisconsin Avenue, Suite 800 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

(414) 390-6100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of May 8, 2013 were 12,712,279, 25,861,383 and 28,834,161, respectively.

Except where the context requires otherwise, in this report, references to the "Company", "Artisan", "we", "us" or "our" refer to Artisan Partners Asset Management Inc. ("APAM") and its consolidated subsidiaries, including Artisan Partners Holdings LP ("Artisan Partners Holdings" or "Holdings"). On March 12, 2013, APAM closed its initial public offering and related corporate reorganization. Prior to that date, APAM was a subsidiary of Artisan Partners Holdings. The reorganization and initial public offering are described in the notes to our consolidated financial statements included in Part I of this Form 10-Q.
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Among the important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Artisan Partners brand and other factors disclosed under “Risk Factors” in our prospectus dated March 6, 2013, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933, which is accessible on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Forward-looking statements include, but are not limited to, statements about:

•	our anticipated future results of operations;

•	our potential operating performance and efficiency;

•	our expectations with respect to future levels of assets under management, inflows and outflows;

•	our financing plans, cash needs and liquidity position;

•	our intention to pay dividends and our expectations about the amount of those dividends;

•	our expected levels of compensation of our employees;

•	our expectations with respect to future expenses and the level of future expenses;

•	our expected tax rate, and our expectations with respect to deferred tax assets; and

•	our estimates of future amounts payable pursuant to our tax receivable agreements and the contingent value rights we have issued.

Part I — Financial Information
Item 1. Financial Statements
ARTISAN PARTNERS ASSET MANAGEMENT INC.
Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$199,103	$141,159
Cash and cash equivalents of Launch Equity	12,994	10,180
Accounts receivable	51,481	46,022
Accounts receivable of Launch Equity	382	10,595
Investment securities	19,134	15,241
Investment securities of Launch Equity	56,809	46,237
Property and equipment, net	8,778	8,807
Deferred tax assets	68,753	—
Prepaid expenses and other assets	9,001	9,319
Total assets	$426,435	$287,560
LIABILITIES, REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable, accrued expenses, and other	$53,002	$50,266
Accrued incentive compensation	57,938	7,254
Borrowings	200,000	290,000
Class B liability awards	—	225,249
Amounts payable under tax receivable agreements	53,449	—
Contingent value rights	30,640	—
Payables of Launch Equity	313	10,726
Securities sold, not yet purchased of Launch Equity	25,343	19,586
Total liabilities	$420,685	$603,081
Commitments and contingencies
Redeemable preferred units	—	357,194
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized and 12,712,279 outstanding at March 31, 2013)	127	—
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized and 26,271,120 outstanding at March 31, 2013)	263	—
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized and 28,442,643 outstanding at March 31, 2013)	284	—
Convertible preferred stock ($0.01 par value per share, 15,000,000 shares authorized and 2,565,463 outstanding at March 31, 2013)	74,748	—
Additional paid-in capital	(39,002)	—
Retained earnings	2,950	—
Accumulated other comprehensive income (loss)	3,496	—
Total stockholders’ equity	42,866	—
Noncontrolling interest - Artisan Partners Holdings	(81,644)	(709,414)
Noncontrolling interest - Launch Equity	44,528	36,699
Total equity (deficit)	5,750	(672,715)
Total liabilities, redeemable preferred units and equity (deficit)	$426,435	$287,560

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues
Management fees	$148,214	$119,377
Performance fees	9	296
Total revenues	$148,223	$119,673
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	72,680	55,693
Pre-offering related compensation - share-based awards	333,231	34,815
Pre-offering related compensation - other	143,035	8,148
Total compensation and benefits	548,946	98,656
Distribution and marketing	8,176	7,097
Occupancy	2,616	2,308
Communication and technology	3,330	2,920
General and administrative	6,469	4,327
Total operating expenses	569,537	115,308
Total operating income (loss)	(421,314)	4,365
Non-operating income (loss)
Interest expense	(3,210)	(2,680)
Net gain of Launch Equity	4,779	2,494
Loss on interest rate swap	—	(302)
Net gain on the valuation of contingent value rights	24,800	—
Total non-operating income (loss)	26,369	(488)
Income (loss) before income taxes	(394,945)	3,877
Provision for income taxes	4,449	332
Net income (loss) before noncontrolling interests	(399,394)	3,545
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(407,123)	1,051
Less: Net income attributable to noncontrolling interests - Launch Equity	4,779	2,494
Net income attributable to Artisan Partners Asset Management Inc.	$2,950	$—

	March 12, 2013
	to
	March 31, 2013
Earnings per share
Basic	$0.19
Diluted	$0.19
Weighted average number of common shares outstanding
Basic	12,728,949
Diluted	15,294,412

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(U.S. dollars in thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss) before noncontrolling interests	$(399,394)	$3,545
Other comprehensive income, net of tax
Unrealized gain on investment securities:
Unrealized gain on investment securities, net of tax of $39 and $0, respectively	1,854	2,035
Less: reclassification for net gains (losses) included in net income	—	—
	1,854	2,035
Foreign currency translation gain (loss)	(322)	91
Other comprehensive income	1,532	2,126
Comprehensive income (loss)	(397,862)	5,671
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(405,662)	3,177
Comprehensive income attributable to noncontrolling interests - Launch Equity	4,779	2,494
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$3,021	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders' Equity
(U.S. dollars in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest - Artisan Partners Holdings	Noncontrolling interest - Launch Equity	Total Equity (Deficit)	Redeemable Preferred Units
Balance at December 31, 2012	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194
Net income (loss)	—	—	—	—	—	(434,342)	—	(434,342)	—
Other comprehensive income	—	—	—	—	—	1,065	—	1,065	—
Partnership distributions	—	—	—	—	—	(100,514)	—	(100,514)	—
Modification of equity award and other pre-offering related compensation	—	—	—	—	—	572,471	—	572,471	—
Modification of redeemable preferred units	—	—	—	—	—	357,194	—	357,194	(357,194)
Initial establishment of contingent value right liability	—	—	—	—	—	(55,440)	—	(55,440)	—
Capital redemption	—	—	—	—	—	(16)	—	(16)	—
Balance at March 12, 2013	$—	$—	$—	$—	$—	$(368,996)	$36,699	$(332,297)	$—

IPO proceeds	—	—	—	—	—	353,414	—	353,414
Attribution of noncontrolling interest	674	74,748	(58,365)	—	3,029	(20,086)	—	—	—
Redemption of partnership units	—	—	—	—	—	(76,319)	—	(76,319)	—
Net income (loss)	—	—	—	2,950	—	27,219	4,779	34,948	—
Other comprehensive income	—	—	—	—	467	—	—	467	—
Capital contribution	—	—	—	—	—	—	3,050	3,050	—
Amortization of equity-based compensation	—	—	1,374	—	—	3,124	—	4,498	—
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreements	—	—	17,989	—	—	—	—	17,989	—
Balance at March 31, 2013	$674	$74,748	$(39,002)	$2,950	$3,496	$(81,644)	$44,528	$5,750	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income (loss) before noncontrolling interests	$(399,394)	$3,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	698	516
Deferred income taxes	2,646	—
Net gain on the valuation of contingent value rights	(24,800)	—
(Gains) losses of Launch Equity, net	(4,779)	(2,494)
Proceeds from sale of investments by Launch Equity	22,204	12,657
Purchase of investments by Launch Equity	(22,109)	(8,193)
Loss on disposal of property and equipment	1	—
Loss on interest rate swap	—	302
Amortization of debt issuance costs	112	182
Share-based compensation	576,969	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	(3,013)	(8,464)
Accounts receivable	(5,459)	(1,664)
Prepaid expenses and other assets	(263)	(224)
Accounts payable and accrued expenses	54,434	43,600
Class B liability awards	(226,177)	31,356
Deferred lease obligations	(71)	402
Net cash (used in) provided by operating activities	(29,001)	71,521
Cash flows from investing activities
Acquisition of property and equipment	(455)	(778)
Leasehold improvements	(199)	(386)
Purchase of investment securities	(2,000)	—
Net cash used in investing activities	(2,654)	(1,164)
Cash flows from financing activities
Partnership distributions	(100,530)	(11,660)
Change in other liabilities	(16)	177
Principal payments on note payable	—	(25,864)
Repayment under revolving credit facility	(90,000)	—
Net proceeds from issuance of common stock	356,579	—
Payment of costs directly associated with the issuance of Class A common stock	(3,165)	—
Purchase of Class A common units	(76,319)	—
Capital invested into Launch Equity	3,050	4,000
Net cash provided by (used in) financing activities	89,599	(33,347)
Net increase (decrease) in cash and cash equivalents	57,944	37,010
Cash and cash equivalents
Beginning of period	141,159	126,956
End of period	$199,103	$163,966

Supplementary information
Noncash activity:
Issuance of preferred stock	$74,748	$—
Initial establishment of deferred tax assets	70,862	—
Initial establishment of amounts payable under tax receivable agreements	53,449	—
Initial establishment of contingent value rights	55,440	—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except per unit or per share amounts)
Note 1. Organization and nature of business
Organization
On March 12, 2013, Artisan Partners Asset Management Inc. ("APAM") completed an initial public offering of 12,712,279 Class A common shares (the "IPO"). APAM was formed in 2011 as a subsidiary of Artisan Partners Holdings LP ("Artisan Partners Holdings" or "Holdings"). APAM was formed for the purpose of becoming the general partner of Holdings in connection with the IPO. The reorganization established the necessary corporate structure to complete the IPO while at the same time preserving the ability of the firm to conduct operations through Holdings and its subsidiaries. See Note 2, "Reorganization and IPO" for more information on the reorganization and IPO.
As part of the reorganization, APAM became the sole general partner of Holdings. As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings' financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At March 31, 2013, APAM's total economic interest in Holdings approximated 22% of Holdings' economics.
Prior to March 12, 2013, APAM was a subsidiary of Holdings and therefore was not allocated any of Holdings' net income.
Nature of Business
Artisan is an independent investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan's operations are conducted through Artisan Partners Holdings and its subsidiaries.
Artisan has five autonomous investment teams that oversee twelve distinct U.S., non-U.S. and global investment strategies.
Each strategy is offered through multiple investment vehicles to accommodate a broad range of client mandates. Artisan offers its investment management services primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have long-term investment horizons.
Note 2. Reorganization and IPO
Reorganization
In connection with the IPO, APAM and Holdings entered into a series of transactions in order to reorganize their capital structures and complete the IPO. The reorganization transactions included, among others, the following:
•Appointment of APAM as the sole general partner of Holdings.

•
Modification of APAM's capital structure into three classes of common stock and a series of convertible preferred stock. Shares of Class B common stock, Class C common stock and convertible preferred stock were issued to pre-IPO partners of Holdings. A description of these shares is included in Note 10, "Shareholders' Equity".

•
Merger (the "H&F Corp Merger") into APAM of a corporation ("H&F Corp") that at the time of the merger was a holder of preferred units and contingent value rights ("Partnership CVRs") issued by Holdings and Class C common stock of APAM. As consideration for the merger, the shareholder of H&F Corp received shares of APAM's convertible preferred stock, contingent value rights ("APAM CVRs") issued by APAM, and the right to receive an amount of cash equal to H&F Corp's share of the post-IPO distribution of Holdings pre-IPO retained profits.

•
Entry by APAM into two tax receivable agreements ("TRAs"), one with the pre-merger shareholder of H&F Corp and the other with each limited partner of Holdings. Pursuant to the first TRA, APAM will pay to the counterparty a portion of certain tax benefits realized by APAM as a result of the H&F Corp Merger. Pursuant to the second TRA, APAM will pay to the counterparties a portion of certain tax benefits realized by APAM as a result of the purchase of Class A common units in connection with the IPO and future exchanges of limited partner units of Holdings for APAM Class A common stock. The TRAs are further described in Note 3, "Summary of Significant Accounting Policies - Tax Receivable Agreements".

Because APAM and Holdings were under common control at the time of the reorganization, APAM's acquisition of control of Holdings was accounted for as a transaction among entities under common control. The consolidated financial statements of APAM reflect the following:

•
Statements of Financial Condition - The assets, liabilities and equity of Holdings and of APAM have been carried forward at their historical carrying values. The historical partners' deficit of Holdings is reflected as a noncontrolling interest.

•
Statements of Operations, Comprehensive Income and Cash Flows - The historical consolidated statements of Holdings have been consolidated with the statements of operations, comprehensive income and cash flows of APAM.

Modification of Artisan Partners Holdings' Units
As part of the reorganization, the limited partner units of Holdings were modified. In addition to modification to the voting and other rights with respect to each class of units, the following modifications were made to the Class B common units and the preferred units:

•
The Class B common units of Holdings, which are held by employee-partners, were modified to eliminate a cash redemption feature. Prior to the reorganization, the terms of the Class B unit award agreements required Holdings to redeem the units from a holder whose employment by Artisan had been terminated. As a result of the redemption feature, Artisan was required to account for the Class B units as liability awards. At the time of the IPO, the amount of the liability was increased to $551,951 to reflect the value implied by the IPO valuation. Thereafter, as a result of the elimination of the redemption feature, Artisan reclassified the entire liability to equity. Any Class B awards that were unvested at the time of the reorganization will be reflected as "Pre-offering related compensation - share-based awards" over the remaining vesting period (see Note 11, "Compensation and Benefits").

•
The preferred units of Holdings were modified to eliminate the associated put right. In exchange for the elimination of the put right, Holdings issued Partnership CVRs to the holders of the preferred units. The CVRs were classified as liabilities and the preferred units were reclassified to permanent equity after the modification. As discussed above, in conjunction with the H&F Corp Merger, Artisan Partners Asset Management received the modified preferred units and partnership CVRs and issued to the H&F holders convertible preferred stock and APAM CVRs.. For each outstanding APAM CVR, APAM holds one Partnership CVR. The convertible preferred stock and APAM CVRs issued are recorded at the carryover basis of the preferred units and partnership CVRs originally held by the H&F holders.

IPO and Use of Proceeds
The net proceeds from the IPO were $353,414. In connection with the IPO, Artisan used cash on hand to make cash incentive payments aggregating $56,788 to certain of its portfolio managers. Artisan used a portion of the IPO net proceeds, combined with remaining cash on hand, for the following:

Retained profits distributions to pre-IPO partners	$105,301
Repayment of principal amounts under the revolving credit agreement (see Note 6, "Borrowings")	90,000
Purchase of 2,720,823 Class A common units from certain investors	76,319
Total	$271,620
Artisan intends to use the remaining proceeds for general corporate purposes.
Note 3. Summary of Significant Accounting Policies
Basis of presentation
The accompanying financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial reporting and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 of Holdings included in APAM's prospectus dated March 6, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on March 7, 2013, which is accessible on the SEC's website at www.sec.gov.
The accompanying financial statements were prepared in accordance with U.S. GAAP and related rules and regulations of the SEC. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates or assumptions.
Principles of consolidation
Artisan’s policy is to consolidate all subsidiaries in which it has a controlling financial interest and variable interest entities ("VIEs") of which Artisan is deemed to be the primary beneficiary. The primary beneficiary is deemed to be the entity that has the power to govern the financial and operating policies of the subsidiary so as to obtain benefits from its activities. The Consolidated Financial Statements include the accounts of APAM, all subsidiaries in which APAM has a direct or indirect controlling financial interest and VIEs of which Artisan is deemed to be the primary beneficiary. All material intercompany balances have been eliminated in consolidation.

At March 31, 2013 and December 31, 2012, Artisan's wholly-owned subsidiary, Artisan Partners Alternative Investments GP LLC, was the general partner of Artisan Partners Launch Equity LP ("Launch Equity"), a private investment partnership that is considered a VIE. Launch Equity is considered an investment company and therefore accounted for under Accounting Standard Codification Topic 946, "Financial Services – Investment Companies". Artisan has retained the specialized industry accounting principles of this investment company in its Consolidated Financial Statements. See Note 9, "Variable and Voting Interest Entities" for additional details.
Tax Receivable Agreements ("TRAs")
In connection with the IPO, APAM entered into two tax receivable agreements. Under the first TRA, APAM generally is required to pay to the holders of convertible preferred stock issued as consideration for the H&F Corp Merger (or Class A common stock issued upon conversion of that convertible preferred stock) 85% of the applicable cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.
Under the second TRA, APAM generally is required to pay to the holders of limited partnership units of Holdings (or Class A common stock or convertible preferred stock issued upon exchange of limited partnership units) 85% of the applicable cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their units sold to APAM or exchanged (for shares of Class A common stock or convertible preferred stock) and that are created as a result of the sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
For purposes of the TRAs, cash savings in tax are calculated by comparing APAM's actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs, unless certain assumptions apply. The TRAs will continue in effect until all such tax benefits have been utilized or expired, unless APAM exercises its right to terminate the agreements or payments under the agreements are accelerated in the event that APAM materially breaches any of its material obligations under the agreements. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges by the holders of limited partnership units, the price of the Class A common stock or the value of the convertible preferred stock, as the case may be, at the time of the exchange, whether such exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM's payments under the TRAs constituting imputed interest.
Payments under the TRAs, if any, will be made pro rata among all TRA counterparties entitled to payments on an annual basis to the extent APAM has sufficient taxable income to utilize the increased depreciation and amortization charges. We expect to make payments under the TRAs, to the extent they are required, within 125 days after APAM's federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue at a rate equal to one-year LIBOR plus 100 basis points from the due date (without extension) of such tax return.
Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income. Other comprehensive income (loss) consists of the change in unrealized gains (losses) on available-for-sale investments and foreign currency translation, net of related tax effects. The tax effects of components of other comprehensive income (loss) is calculated on the portion of comprehensive income (loss) attributable to APAM.
Accumulated Other Comprehensive Income (Loss) in the accompanying Condensed Consolidated Statements of Financial Condition consists of the following:

	As of March 31, 2013	As of December 31, 2012
Unrealized gain on investments	$3,760	$1,906
Foreign currency translation	(264)	58
	$3,496	$1,964
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings on the Unaudited Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the economic interests in Holdings held by the limited partners of Holdings. For periods prior to the IPO, all comprehensive income (loss) is entirely attributable to noncontrolling interests.

Recent accounting pronouncements
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to disclose information about offsetting and related arrangements for financial and derivative instruments to provide information on the effect of those arrangements on its financial position. In January 2013, the FASB also issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies the scope of ASU 2011-11 to specify the disclosures apply to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. These amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 and ASU 2013-01 did not have an impact on our financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU also requires presentation, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, such disclosure is only required if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity should cross-reference to other disclosures that provide additional detail about those amounts. For public entities, the ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on our financial statements.
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU clarifies the interaction between ASC 810-10, Consolidation—Overall, and ASC 830-30, Foreign Currency Matters—Translation of Financial Statements, when releasing the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not currently expect the adoption of this ASU to have an impact on our financial statements.
Note 4. Investment Securities
The disclosures below include details of Artisan’s investments. Investments held by Launch Equity are described in Note 9, "Variable and Voting Interest Entities".

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2013
Equity mutual funds	$15,335	$3,799	$—	$19,134
At December 31, 2012
Equity mutual funds	$13,335	$1,906	$—	$15,241
Artisan’s investments in equity mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to Accumulated other comprehensive income (loss).
As of March 31, 2013 and December 31, 2012, Artisan held no available-for-sale securities in an unrealized loss position.
Note 5. Fair Value Measurements
The table below presents information about Artisan’s assets and liabilities that are measured at fair value and the valuation techniques we utilized to determine such fair value. The fair value of financial instruments held by Launch Equity is presented in Note 9, "Variable and Voting Interest Entities".
In accordance with ASC 820, fair value is defined as the price that Artisan would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment. The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

•	Level 1 – Observable inputs such as quoted (unadjusted) market prices in active markets for identical securities.

•	Level 2 – Other significant observable inputs (including but not limited to quoted prices for similar instruments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3—Significant unobservable inputs (including Artisan’s own assumptions in determining fair value).
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2013 and December 31, 2012:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2013
Assets
Cash and cash equivalents	$199,103	$199,103	$—	$—
Equity mutual funds	19,134	19,134	—	—
Liabilities
Borrowings	$201,267	$—	$201,267	$—
Contingent value rights	30,640	—	—	30,640
December 31, 2012
Assets
Cash and cash equivalents	$141,159	$141,159	$—	$—
Equity mutual funds	15,241	15,241	—	—
Liabilities
Borrowings	$293,434	$—	$293,434	$—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Our Level 1 assets generally consist of marketable open-end mutual funds or UCITs. Fair values determined based on Level 2 inputs utilize a calculation of the expected cash flows under the terms of each specific contract discounted to a present value. The calculation may include numerical procedures such as interpolation of LIBOR yield curves when input values do not directly correspond to the observable market data. Our Level 2 liabilities consist of our unsecured notes and borrowings (if any) under our revolving credit agreement. Our only Level 3 liabilities are the CVRs, which are discussed below.
Our policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2013.
Contingent Value Rights
Because the CVRs are not traded and therefore there is no market price for them, the fair value of the CVR liability is determined using a Monte Carlo pricing model. Monte Carlo simulation is often used to value complex derivative instruments by simulating various path-dependent conditions. The observable and unobservable assumptions used in the pricing model are included in the table below. Artisan's nonperformance or credit risk is embodied within the Monte Carlo pricing model through the discount rate assumption. For the three months ended March 31, 2013, there were no changes in credit risk that would have an adverse impact on the CVR valuation. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of Artisan's management.
Significant unobservable inputs include expected stock prices, expected volatility, dividend yield rate, and discount rate. Significant increases in the expected stock prices, discount rate and expected volatility would result in a significantly lower fair value measurement. Significant increases in the dividend yield rate would result in a significantly higher fair value measurement.

March 31, 2013
Observable assumptions:
Price per share of Class A common stock	$39.45
Remaining term of CVRs	3.28 years
Unobservable assumptions:
Expected price volatility of Class A common stock	40.00%
Dividend yield rate	6.00%
Discount rate	5.00%
The unobservable assumptions were derived as follows:

•	Expected price volatility of Class A common stock - based on the average historical 3.28-year volatility of a peer group of public companies selected by management.

•	Dividend yield rate - based on management's assumptions of future dividends on Class A common stock.

•	Discount rate - based on the average of the Artisan's borrowing rate and similar rates observed among a peer group of public companies selected by management.
As of March 31, 2013, a fair value of $30,640 has been recorded as a liability for the CVRs. For the three months ended March 31, 2013, a gain of $24,800 was recorded in other non-operating gains (losses) to reflect a decrease in the estimated fair value of the CVR liability.
The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

Balance at December 31, 2012	$—
Issuance of contingent value rights	55,440
(Gains) losses included in earnings	(24,800)
Balance at March 31, 2013	$30,640
Note 6. Borrowings
Artisan's borrowings consist of the following:

		March 31, 2013		December 31, 2012
	Maturity	Outstanding Balance	Interest Rate Per Annum	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA	90,000	1.96%	(1)
Senior notes
Series A	August 2017	60,000	4.98%	60,000	4.98%
Series B	August 2019	50,000	5.32%	50,000	5.32%
Series C	August 2022	90,000	5.82%	90,000	5.82%
Total borrowings		$200,000		$290,000
(1) Interest rate under revolving credit agreement represents LIBOR as of December 31, 2012
Term Loan - On July 3, 2006, Holdings entered into an unsecured five-year term loan agreement with a syndicate of lenders (the "Term Loan") in the principal amount of $400,000. In November 2010, the Term Loan agreement was amended and the aggregate outstanding principal amount was reduced to $380,000. The maturity date of the loan was extended to July 1, 2013, for $363,000 of the loan outstanding. The remaining $17,000 of the loan matured on July 1, 2011. The amended Term Loan generally bore interest at a rate equal to, at our election, (i) LIBOR plus an applicable margin depending on Holdings’ leverage ratio (as defined in the Term Loan agreement) or (ii) an alternate base rate plus an applicable margin depending on Holdings’ leverage ratio.

On August 16, 2012, Holdings issued $200,000 in senior unsecured notes and entered into a $100,000 five-year revolving credit agreement and repaid all of the then-outstanding principal under the Term Loan.
Revolving credit agreement - Any loans outstanding under the revolving credit agreement bear interest at a rate equal to, at our election, (i) LIBOR adjusted by a statutory reserve percentage plus an applicable margin ranging from 1.50% to 3.00%, depending on Holdings’ leverage ratio (as defined in the revolving credit agreement) or (ii) an alternate base rate equal to the highest of (a) prime rate plus 0.50%, (b) the federal funds effective rate plus 0.50%, and (c) the daily one-month LIBOR adjusted by a statutory reserve percentage plus 1.00%, plus, in each case, an applicable margin ranging from 0.50% to 2.00%, depending on Holdings’ leverage ratio. Unused commitments under the revolving credit agreement bear interest at a rate that ranges from 0.175% to 0.625%, depending on Holdings’ leverage ratio.
In connection with the closing of the IPO, we paid all of the then-outstanding principal amount of loans under the revolving credit agreement. As of March 31, 2013, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.20%.
Senior notes - The interest rate on each series of unsecured notes is subject to a 1.00% increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio.
Interest expense incurred on the term loan, unsecured notes and revolving credit agreement was $3,093 and $2,246 for the three months ended March 31, 2013 and 2012, respectively.
The aggregate scheduled maturities of debt obligations are as follows at March 31, 2013:

2013	$—
2014	—
2015	—
2016	—
Thereafter	200,000
$200,000
Note 7. Derivative Instruments
Interest rate swap
On November 22, 2010, Holdings executed a forward starting interest rate swap with a counterparty that had a total notional value of $200,000 upon issuance, a start date of July 1, 2011, and a final maturity date of July 1, 2013. The counter-party under this forward starting interest rate swap contract paid Holdings variable interest at the three-month LIBOR rate, and Holdings paid the counterparty a fixed interest rate of 1.04%. This forward starting interest rate swap was entered into to economically convert the amended Term Loan into fixed rate debt to the extent of the notional value of the swap contract, in order to manage interest rate risk on the amended Term Loan. On December 14, 2011, Holdings discontinued the hedge accounting treatment of the swap because the hedged forecasted transaction was no longer probable of occurring. All prospective fair value changes of the derivative were recognized in earnings. On August 16, 2012, Holdings terminated the swap in connection with the repayment of the entire then-outstanding principal amount of the Term Loan. Final settlement of the swap required a payment of $1,135. Net interest expense incurred on the interest rate swap was $0 and $238 for the periods ended March 31, 2013 and March 31, 2012, respectively.
Contingent Value Rights ("CVRs")
As part of the IPO-related reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO that, collectively, are similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. APAM holds one Partnership CVR for each outstanding APAM CVR. The holders of the preferred units and convertible preferred stock did not pay any cash consideration for the CVRs. The CVRs are classified as liabilities and are accounted for under ASC 815 as derivatives.

The CVRs may require Artisan to make a cash payment to the holders thereof on July 11, 2016, or, if earlier, five business days after the effective date of a change in control of Artisan. The amount of any required payment will depend on the average of the daily volume weighted average price, or VWAP, of APAM Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the CVR holders with respect to their equity interest in Artisan, subject to a maximum aggregate payment of $100,000 for all CVRs. The CVRs will be terminated without a payment if the average of the daily VWAP of APAM Class A common stock over any period of 60 consecutive trading days, beginning no earlier than the 15-month anniversary of the closing of the IPO, is at least $43.11 divided by the then-applicable conversion rate applicable to the convertible preferred stock.
The following table presents the fair value as of March 31, 2013 and December 31, 2012 of derivative instruments not designated as hedging instruments for accounting purposes:

	Liabilities
	March 31, 2013	December 31, 2012

Contingent value rights	$30,640	$—
Total	$30,640	$—
The following table presents gains (losses) recognized on derivative instruments for the three months ended March 31, 2013 and 2012:

		Three months ended March 31,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses

Contingent value rights	Net gain on the valuation of contingent value rights	$24,800	$—	$—	$—
Interest rate swap	Loss on interest rate swap	—	—	—	(302)
Total		$24,800	$—	$—	$(302)
Note 8. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are our historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. APAM holds approximately 22% of the economic interests in Holdings. "Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings" on the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings. All income for the period prior to March 12, 2013, is entirely attributable to noncontrolling interests.
Note 9. Variable and Voting Interest Entities
Artisan Funds and Artisan Global Funds
We serve as the investment adviser for Artisan Partners Funds, Inc. ("Artisan Funds"), a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and Artisan Partners Global Funds plc ("Artisan Global Funds"), a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As a result, each of these entities is a voting interest entity ("VOE"). While we hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), we do not have a controlling financial interest or a majority voting interest and, as such, we do not consolidate these entities.
Artisan Partners Launch Equity LP
We serve as the investment adviser for Launch Equity, a private investment partnership which seeks to achieve returns primarily through capital appreciation, while also mitigating market risk through the use of hedging strategies. We receive as compensation both management and incentive fees. We also maintain, through Artisan Partners Alternative Investments GP LLC, a direct equity investment in the fund. Each of these represents a variable interest in the fund.

The limited partners of Launch Equity are certain of our employees and are considered related parties to us. We have determined that Launch Equity is a variable interest entity ("VIE") as (a) the voting rights of the limited partners are not proportional to their obligations to absorb expected losses and rights to receive expected residual returns and (b) substantially all of Launch Equity's activities either involve or are conducted on behalf of the limited partners (the investors that have disproportionately few voting rights) and their related parties (including us).
Launch Equity qualifies for deferral of the current consolidation guidance for VIEs; therefore the consolidation assessment is based on previous consolidation guidance. This guidance requires an analysis of which party, through holding interests directly or indirectly in the entity or contractually through other variable interests, such as management and incentive fees, would absorb a majority of the expected variability of the entity. In determining whether we are the primary beneficiary of Launch Equity, we considered both qualitative and quantitative factors such as voting rights of the equity holders, economic participation of all parties, including how fees are earned by us, related party ownership and the level of involvement we had in the design of the VIE. We concluded we were the primary beneficiary as the related party group absorbs a majority of the variability associated with Launch Equity and we are the member within the related party group that is most closely associated with the VIE. Although we have only a minimal equity investment in Launch Equity, as the general partner, we control Launch Equity's management and affairs. In addition, the fund was designed to attract third party investors to provide an economic benefit to us in the form of quarterly management fees and an annual incentive fee based upon the net capital appreciation of the fund. Also, in the ordinary course of business, we may choose to waive certain fees or assume operating expenses of the fund. As a result, we concluded we were the primary beneficiary of Launch Equity and its results are included in our consolidated financial statements.
Our maximum exposure to loss from our involvement with Launch Equity is limited to our equity investment of $1 while our potential benefit is limited to the management and incentive fees we receive as investment adviser. Therefore, the gains or losses of Launch Equity have not had a significant impact on our results of operations, liquidity or capital resources. We have no right to the benefits from, nor do we bear the risks associated with, Launch Equity's investments, beyond our minimal direct investment in Launch Equity. If we were to liquidate, the assets of Launch Equity would not be available to our general creditors and as a result, we do not consider investments held by Launch Equity to be our assets.
The following tables reflect the impact of consolidating Launch Equity's assets and liabilities into the Consolidated Statement of Financial Condition as of March 31, 2013 and December 31, 2012 and results into the Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012.
Condensed Consolidating Statements of Financial Condition

	Before Consolidation	Launch Equity	Eliminations	As Reported
As of March 31, 2013:
Cash and cash equivalents	$199,103	$—	$—	$199,103
Cash and cash equivalents of consolidated investment products	—	12,994	—	12,994
Accounts receivable	51,481	—	—	51,481
Accounts receivable of consolidated investment products	—	382	—	382
Investment securities of consolidated investment products	1	56,809	(1)	56,809
Other assets	105,666	—	—	105,666
Total assets	$356,251	$70,185	$(1)	$426,435

Payables of consolidated investment products	$—	$313	$—	$313
Securities sold, not yet purchased of consolidated investment products	—	25,343	—	25,343
Other liabilities	395,029	—	—	395,029
Total liabilities	395,029	25,656	—	420,685
Total equity	42,866	1	(1)	42,866
Noncontrolling interest - Artisan Partners Holdings	(81,644)	—	—	(81,644)
Noncontrolling interest - Launch Equity	—	44,528	—	44,528
Total liabilities and equity	$356,251	$70,185	$(1)	$426,435

	Before Consolidation	Launch Equity	Eliminations	As Reported
As of December 31, 2012:
Cash and cash equivalents	$141,159	$—	$—	$141,159
Cash and cash equivalents of consolidated investment products	—	10,180	—	10,180
Accounts receivable	46,022	—	—	46,022
Accounts receivable of consolidated investment products	—	10,595	—	10,595
Investment securities of consolidated investment products	1	46,237	(1)	46,237
Other assets	33,367	—	—	33,367
Total assets	$220,549	$67,012	$(1)	$287,560

Payables of consolidated investment products	$—	$10,726	$—	$10,726
Securities sold, not yet purchased of consolidated investment products	—	19,586	—	19,586
Other liabilities	572,769	—	—	572,769
Total liabilities	572,769	30,312	—	603,081
Redeemable preferred units	357,194	—	—	357,194
Noncontrolling interest - Artisan Partners Holdings	(709,414)	1	(1)	(709,414)
Noncontrolling interest - Launch Equity	—	36,699	—	36,699
Total equity (deficit)	(709,414)	36,700	(1)	(672,715)
Total liabilities and equity	$220,549	$67,012	$(1)	$287,560
Condensed Consolidating Statements of Operations

	Before Consolidation	Launch Equity	Eliminations	As Reported
Three months ended March 31, 2013:
Total revenues	$148,327	$—	$(104)	$148,223
Total operating expenses	569,641	—	(104)	569,537
Operating income (loss)	(421,314)	—	—	(421,314)
Non-operating income (loss)	21,590	—	—	21,590
Net gains of consolidated investment products	—	4,779	—	4,779
Total non-operating income (loss)	21,590	4,779	—	26,369
Income (loss) before income taxes	(399,724)	4,779	—	(394,945)
Provision for income taxes	4,449	—	—	4,449
Net income (loss)	(404,173)	4,779	—	(399,394)
Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(407,123)	—	—	(407,123)
Net income attributable to noncontrolling interests - Launch Equity	—	4,779	—	4,779
Net income attributable to Artisan Partners Asset Management Inc.	$2,950	$—	$—	$2,950

	Before Consolidation	Launch Equity	Eliminations	As Reported
Three months ended March 31, 2012:
Total revenues	$119,740	$—	$(67)	$119,673
Total operating expenses	115,375	—	(67)	115,308
Operating income	4,365	—	—	4,365
Non-operating income (loss)	(2,982)	—	—	(2,982)
Net gains of consolidated investment products	—	2,494	—	2,494
Total non-operating income (loss)	(2,982)	2,494	—	(488)
Income before income taxes	1,383	2,494	—	3,877
Provision for income taxes	332	—	—	332
Net income	1,051	2,494	—	3,545
Net income attributable to noncontrolling interests - Artisan Partners Holdings	1,051	—	—	1,051
Net income attributable to noncontrolling interests - Launch Equity	—	2,494	—	2,494
Net income attributable to Artisan Partners Asset Management Inc.	$—	$—	$—	$—
The carrying value of Launch Equity's consolidated investments is also their fair value. Short and long positions on equity securities are valued based upon closing market prices of the security on the principal exchange on which they are traded. The following table presents the fair value hierarchy levels of investments and liabilities held by Launch Equity which are measured at fair value as of March 31, 2013:

	Assets and Liabilities at Fair Value:
	Total	Level 1	Level 2	Level 3
March 31, 2013
Assets
Equity securities – long position	$56,809	$56,809	$—	$—
Liabilities
Equity securities – short position	$25,343	$25,343	$—	$—

December 31, 2012
Assets
Equity securities – long position	$46,237	$46,237	$—	$—
Liabilities
Equity securities – short position	$19,586	$19,586	$—	$—
Note 10. Stockholders' Equity
Artisan Partners Holdings - Partners' Deficit
Prior to the reorganization described in Note 2, "Reorganization and IPO", Holdings was a private company. Holdings had several outstanding classes of partnership units held by investors.
Holdings historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also made, and will continue to make, additional distributions of its net income under the terms of the partnership agreement. The distributions were recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date.

Partnership distributions totaled $166,241 and $19,808 for the three months ended March 31, 2013 and March 31, 2012, respectively. The portion of these distributions made to the holders of Class B common units (which were classified as liability awards) are reflected as compensation and benefits within the Consolidated Statements of Operations. The portion of these distributions made to the other partners are reflected within total stockholders' equity.
The pre-IPO partners of Holdings received APAM shares in connection with the reorganization and IPO, as described below.
APAM - Stockholders' Equity
As described in Note 2, "Reorganization and IPO", APAM's equity structure was modified in connection with the IPO-related reorganization. APAM has the following authorized and outstanding equity:

	Shares at March 31, 2013
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	12,712,279	1 vote per share	Proportionate (2)
Class B, par value $0.01 per share	200,000,000	26,271,120	5 votes per share (1)	None (2)
Class C, par value $0.01 per share	400,000,000	28,442,643	1 vote per share (1)	None (2)

Preferred shares
Convertible preferred, par value $0.01 per share	15,000,000	2,565,463	1 vote per share	Proportionate (2)
(1) In connection with the IPO-related reorganization, each of our employee-partners and Artisan Investment Corporation granted an irrevocable voting proxy with respect to all shares of our common stock they held at such time or acquire from us in the future to a Stockholders Committee. As of March 31, 2013, our employee-partners held all 26,271,120 outstanding shares of Class B common stock and AIC held 9,627,644 outstanding shares of Class C common stock.

(2) The holders of preferred units of Holdings are entitled to preferential distributions in the case of a partial capital event or upon dissolution of Holdings. In the case of any distributions on the preferred units, prior to declaring or paying any dividends on the Class A common stock, APAM must pay the holders of convertible preferred stock a dividend equal to the distribution APAM received in respect of the preferred units it holds, net of taxes, if any.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will distribute its profits to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations.
In connection with the reorganization and IPO described in Note 2, "Reorganization and IPO", APAM issued the following shares during the period ended March 31, 2013:
Class A Common Stock
APAM issued 12,712,279 shares of Class A common stock in the IPO. APAM also granted a total of 16,670 restricted stock units with respect to Class A common stock to non-employee directors in connection with the IPO. Following the first anniversary of the IPO (absent an earlier waiver by APAM), subject to certain conditions and restrictions, each Class A, Class B, Class D and Class E unit of Holdings (together with the corresponding share of Class B or Class C common stock) will be exchangeable for one share of Class A common stock. The preferred units of Holdings (together with the corresponding shares of Class C common stock) will also be exchangeable for Class A common stock, though in certain circumstances on less than a one-for-one basis. Our convertible preferred stock is convertible into Class A common stock generally on a one-for-one basis, though in certain circumstances on a less than one-for-one basis.
Class B Common Stock
APAM issued 26,271,120 shares of Class B common stock to employee-partners in amounts equal to the number of Class B common units those individuals held in Holdings. Upon termination of employment with Artisan, an employee-partner's vested Class B common units will automatically be exchanged for Class E common units; unvested Class B common units will be forfeited. The employee-partner's shares of Class B common stock will be canceled and APAM will issue the former employee-partner a number of shares of Class C common stock equal to the former employee-partner's number of Class E common units. The former employee-partner's Class E common units will be exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings.
Class C Common Stock
APAM issued 28,442,643 shares of Class C common stock to certain investors in Holdings. The number of shares issued was equal to the number of units the investors held in Holdings.

Convertible Preferred Stock
APAM issued 2,565,463 shares of convertible preferred stock in connection with the H&F Corp Merger as described in Note 2, "Reorganization and IPO". Shares of APAM convertible preferred stock are convertible into Class A common stock generally on a one-for-one basis, though in certain circumstances on a less than one-for-one basis. When the holders of APAM convertible preferred stock are no longer entitled to preferential distributions, all shares of convertible preferred stock will automatically convert into shares of Class A common stock at the conversion rate plus cash in lieu of fractional shares.
Note 11. Compensation and Benefits

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Salaries, incentive compensation and benefits	$72,680	$55,693
Pre-offering related compensation - share-based awards	333,231	34,815
Pre-offering related compensation - other	143,035	8,148
Total compensation and benefits	$548,946	$98,656
Incentive compensation
Incentive compensation paid to members of our portfolio management teams and members of our marketing and client service teams is based on a formula that is tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and our overall results during the applicable year and is generally paid in the fourth quarter of the year.
Pre-offering related compensation consists of the following:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Change in value of Class B liability awards	$41,942	$34,815
Class B award modification expense	287,292	—
Amortization expense on pre-offering Class B awards	3,997	—
Pre-offering related compensation - share-based awards	333,231	34,815

Pre-offering related cash incentive compensation	56,788	—
Pre-offering related bonus make-whole compensation	20,520	—
Distributions on Class B liability awards	65,727	8,148
Pre-offering related compensation - other	$143,035	$8,148
Total pre-offering related compensation	$476,266	$42,963
Pre-offering related compensation - share-based awards
Historical Class B share-based awards
Holdings historically granted Class B share-based awards to certain employees. These awards vested over a period of five years. Prior to the IPO, all vested Class B awards were subject to mandatory redemption on termination of employment for any reason and were reflected as liabilities measured at fair value; unvested Class B awards were forfeited on termination of employment. The vested Class B liability awards of a terminated employee were historically redeemed in cash in annual installments generally over the five years following termination of employment. The change in value of Class B liability awards and distributions to Class B limited partners were treated as compensation expense.

Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. Prior to July 15, 2012, the redemption value of a Class B award was based on the partner's equity balance which was determined for this purpose using a formula based on then-current EBITDA (excluding share-based compensation charges) multiplied by a stated multiple, adjusted to take into account working capital, debt and noncurrent liabilities associated with Class B partner redemptions. Subsequent to July 15, 2012, the redemption value of a Class B common unit held by a terminated employee-partner was based on the fair market value of the firm by reference to the value of asset management firms with publicly-traded equity securities. We estimated the aggregate fair value of all outstanding Class B awards by first determining the value of the business based on the probability weighted expected return method. This approach considered the value of the business, calculated using a discounted cash flow analysis and a market approach using earnings multiples of comparable entities, under various scenarios. Significant inputs included historical revenues and expenses, future revenue and expense projections, discount rates and market prices of comparable entities. The value of the business as determined was then adjusted to take into account working capital, debt and noncurrent liabilities associated with Class B partner redemptions and allocated to individual partnership interests based on their respective terms.
Prior to the IPO-related reorganization and IPO, the redemption value of Class B awards held by an employee-partner whose employment was terminated included a premium in the case of employment terminated by reason of death, disability or retirement. A qualifying retirement required the employee to have had 10 years or more of service as of the date of retirement and to have given Artisan written notice of the intention to retire at least three years prior to the date of retirement, subject to Artisan's right, at its discretion, to accept a period of notice that was shorter, but not less than one year. Acceptance of an individual's retirement notification obligated Holdings to pay the premium. However, in the event the employee was terminated for any reason during the additional period of employment, the retirement premium was no longer applicable. Termination of employment by reason of death or disability was not probable and therefore, unless Holdings had accepted a partners' retirement notification, the premium was not included in calculating the redemption value of the individual Class B awards. Prior to an accepted retirement notification, the redemption value of Class B awards had been calculated assuming a holder's termination of employment was the result of resignation or involuntary termination by Artisan and had been recorded as Class B liability award on the Consolidated Statements of Financial Condition.
As of December 31, 2012, three partners had given notice of retirement. Holdings had accepted those notices of retirement and the redemption value of the related Class B interests was increased to reflect the premium associated with the anticipated redemptions by reason of retirement. Since this premium applied only upon retirement in accordance with the terms of the grant agreement and notice, the increase in redemption value was treated as a modification of a liability award as of the date Artisan accepted the notice of retirement and effectively became obligated to pay the premium on redemption. As of December 31, 2012, the premium for those partners giving notice of retirement resulted in a $7,851 cumulative increase in the award liability. The Class B interests were carried at fair value, reflecting the retirement premium, from the date of Artisan's acceptance of the retirement notification through the date of the individual's retirement and the payment obligation was fixed.
The Class B awards of partners whose services to Holdings terminated prior to the IPO will be redeemed for payments totaling $28,330 and $29,257 as of March 31, 2013 and December 31, 2012, respectively.
The aggregate redemption values and liabilities of the Class B obligation were as follows:

	As of As of March 31, 2013	As of December 31, 2012
Redemption value:
Vested Class B share-based awards	$—	$225,249
Unvested Class B share-based awards	—	103,052
Purchased Class B share-based awards	—	2,811
Aggregate fair value	$—	$331,112
Liabilities:
Class B share-based awards	$—	$225,249
Redeemed Class B share-based awards	28,330	29,257
At December 31, 2012, the aggregate fair value of unrecognized compensation cost for the unvested Class B awards was $103,052 with a weighted average recognition period of 3.30 years remaining.

Modification of Class B share-based awards
As a part of the IPO-related reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment is considered a modification under ASC 718 and the Class B awards are classified as equity awards after such modification. As a result of the modification, we recognized a non-recurring expense of $287,292 based on the elimination of the redemption feature associated with the Class B awards recorded as the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO. For any unvested Class B awards, we will recognize recurring non-cash compensation charges over the remaining vesting period. No additional awards were granted during the three months ended March 31, 2013.
The following table summarizes the activity related to unvested Class B awards during the quarter ended March 31, 2013:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested at March 12, 2013	$30.00	7,624,004
Granted	—	—
Forfeited	—	—
Vested	—	(133,253)
Unvested at end of period	$30.00	7,490,751
The unrecognized compensation expense for the unvested Class B awards as of March 31, 2013 was $224,723 with a weighted average recognition period of 3.16 years remaining.
Upon termination of employment with Artisan, an employee-partner's vested Class B common units will automatically be exchanged for Class E common units; unvested Class B common units will be forfeited. The employee-partner's shares of Class B common stock will be canceled and APAM will issue the former employee-partner a number of shares of Class C common stock equal to the former employee-partner's number of Class E common units. The former employee-partner's Class E common units will be exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings.
Pre-offering related compensation - other
In addition to the modification of Class B share-based awards, we also incurred pre-offering related compensation charges of $56,788 to pay cash incentive compensation to certain portfolio managers and $20,520 representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Holdings' pre-IPO non-employee partners that instead has been allocated and will be distributed to certain employee-partners. For the current year period prior to the IPO, profits distributions totaling $65,727 were made to Class B partners.
Note 12. Income Taxes and Related Payments
APAM is subject to U.S. federal and state income taxation on APAM's allocable portion of the income of Holdings. APAM's effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that approximately 78% of Holdings' earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.
The H&F Corp Merger described in Note 2, "Reorganization and IPO" resulted in an increase in tax basis which we expect will reduce future U.S. federal and state income taxes and create a liability under the TRA between APAM and the former shareholder of H&F Corp. The purchase by APAM of Class A common units in connection with the IPO also resulted in an increase in tax basis which we expect will reduce future U.S. federal and state income taxes and create a liability under the TRA between APAM and the limited partners of Holdings. The TRAs require APAM to pay to the relevant counterparty an amount equal to 85% of the cash tax savings (if any) resulting from the increased tax benefits from the transaction giving rise to the tax benefit and for APAM to retain 15% of such benefits. Accordingly, deferred tax assets, amounts payable under TRA and additional paid-in capital increased by $62,735, $53,449 and $9,432, respectively as of March 31, 2013. See Note 3, "Summary of Significant Accounting Policies" for further information. No amounts were paid under the TRAs for the three months ended March 31, 2013.

Components of the provision for income taxes consist of the following:

	For the three months ended March 31,
	2013	2012
Current:
Federal	$1,177	$—
State and local	544	—
Foreign	82	332
Total	1,803	332
Deferred:
Federal	2,588	—
State and local	58	—
Total	2,646	—
Income tax expense	$4,449	$332
Net deferred tax assets comprise the following:

	As of March 31, 2013	As of December 31, 2012
Deferred tax assets:
Step-up of tax basis (1)	$62,735	$—
Contingent value rights (2)	2,395	—
Other (3)	3,623	—
Total deferred tax assets	68,753	—
Less: valuation allowance (4)	—	—
Net deferred tax assets	$68,753	$—

(1) Represents the step-up of tax basis from the H&F Corp Merger and the purchase of Class A common units by APAM.
(2) The initial establishment of the CVR liability at the time of the IPO was recorded through equity. For tax purposes, this liability will result in a tax benefit when the CVRs are settled.
(3) Represents the net deferred tax assets associated with the H&F Corp Merger and other miscellaneous deferred tax assets.
(4) We assessed whether the deferred tax assets would be realizable and determined based on our history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There was no expense related to the impact of recognizing uncertain tax positions in the consolidated financial statements.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2013, our U.S. federal income tax returns for the years 2010 through 2012 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2012. Foreign tax returns are generally subject to audit from 2010 to 2012.
Note 13. Earnings per Share
Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Income available to Class A common stockholders is computed by deducting from net income attributable to APAM, dividends declared or paid to convertible preferred stockholders during the period and allocating undistributed earnings to the Class A common shares and participating securities, according to their respective rights to participate in those earnings. The IPO and related reorganization closed on March 12, 2013. All income for the period prior to that date was entirely allocable to noncontrolling interest. As a result, only net income allocable to APAM from the period subsequent to the IPO is included in net income (loss) available to Class A common stockholders for the period ended March 31, 2013.

Diluted earnings per share is computed by increasing the denominator by the amount of additional Class A common shares that would have been outstanding if all potential Class A common shares had been issued. Dilutive potential Class A common shares consist of the Class A common shares issuable upon (1) exchange of Holdings' limited partnership units (together with the corresponding shares of APAM Class B or C common stock) for APAM Class A common stock and (2) conversion of APAM convertible preferred stock into APAM Class A common stock. The dilutive effect of outstanding convertible preferred stock is reflected in diluted earnings per share by application of the if-converted method.
At March 31, 2013, there were 54,713,763 limited partnership units of Holdings outstanding which, subject to certain restrictions and conditions, will be exchangeable for up to 54,713,763 shares of the Company's Class A common stock beginning on March 12, 2014, unless we were to allow earlier exchanges. Such units/shares were not included in the calculation of diluted net income (loss) per common share because the effect would have been anti-dilutive.
The computation of weighted average common shares outstanding considers the outstanding shares of Class A common stock from March 12, 2013, through March 31, 2013. The Class B and Class C common shares do not share in profits of APAM and therefore are not reflected.
The computation of basic and diluted net income (loss) per share for the period March 12, 2013 through March 31, 2013 was as follows (in thousands, except for per share amounts):

For the Period from March 12, 2013 through March 31, 2013
Numerator:
Net income (loss) allocable to APAM - diluted	$2,950
Convertible preferred stock dividends	—
Net income (loss) allocated to participating securities	(495)
Net income (loss) allocable to common shareholders	$2,455
Denominator:
Weighted average shares outstanding - basic	12,728,949
Effect of dilutive securities	2,565,463
Weighted average shares outstanding - diluted	15,294,412
Earnings per share - basic	$0.19
Earnings per share - diluted	$0.19
Note 14. Indemnifications
In the normal course of business, we enter into agreements that include indemnities in favor of third parties. Holdings has also agreed to indemnify APAM as its general partner, AIC as its former general partner, the directors and officers of APAM and AIC, the members of its former Advisory Committee, and its partners, employees and agents. Holdings’ subsidiaries may also have similar agreements to indemnify their respective general partner(s), directors and officers of their general partner(s), partners, members, employees, and agents. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. We maintain insurance policies that may provide coverage against certain claims under these indemnities.

Note 15. Related Party Transactions
Artisan engages in transactions with its affiliates in the ordinary course of business.
Affiliate transactions—Artisan Funds
We have agreements to serve as the investment manager of Artisan Funds, with which certain of our employees are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Artisan Funds at least annually, we receive a fee based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.64% to 1.25%. We generally collect revenues related to these services on the last business day of each month and record them in Management fees in the Consolidated Statement of Operations. We have contractually agreed to waive our management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than 1.50% of average daily net assets through February 1, 2014. In addition, we may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with us receive no compensation from the funds. At March 31, 2013 and December 31, 2012, respectively, accounts receivable included $0 and $81 due from Artisan Funds.
Fees for managing the Artisan Funds and amounts waived or reimbursed by us for fees and expenses (including management fees) are as follows:

	For theFor the Three Months Ended	For the For the Three Months Ended
	March 31, 2013	March 31, 2012
Investment management fees:
Artisan Funds	$98,080	$78,862
Fee waiver / expense reimbursement:
Artisan Funds	$121	$66
Affiliate transactions—Artisan Global Funds
We have agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain of our employees are affiliated. Under the terms of these agreements, we receive a fee based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. We reimburse each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including our fee, exceed certain levels, which range from 0.10% to 0.35%. At March 31, 2013 and December 31, 2012, respectively, accounts receivable included $1,308 and $728 due from Artisan Global Funds.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by us are as follows:

	For the For the Three Months Ended	For the For the Three Months Ended
	March 31, 2013	March 31, 2012
Investment management fees:
Artisan Global Funds	$1,439	$584
Fee waiver / expense reimbursement:
Artisan Global Funds	$126	$332
Affiliate transactions—Launch Equity
We have an agreement to serve as the investment manager of Launch Equity. Under the terms of the agreement we earn a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At our discretion, the fee may be waived and certain expenses reimbursed to the extent they exceed a certain level. We expect to waive 100% of our quarterly fee and reimburse Launch Equity for all operating expenses, and we may waive other expenses as well. We are entitled to receive an allocation of profits from Launch Equity equal to 20% of Launch Equity’s net capital appreciation" as determined at the conclusion of its fiscal year, which also may be waived at our discretion. Expense reimbursements totaled $40 and $37 for the three months ended March 31, 2013 and 2012, respectively.

Affiliate transactions—AIC
We have cost sharing arrangements with AIC, as well as AIC’s beneficial owners, Andrew A. Ziegler (an Artisan employee and our Executive Chairman) and Carlene M. Ziegler (also an Artisan employee), pursuant to which we and certain of our employees provide certain administrative services to AIC and its owners, and AIC and its owners reimburse us for the costs related to such services. At March 31, 2013 and December 31, 2012, accounts receivable included $33 and $231 due from AIC, respectively.
Note 16. Subsequent Events
We evaluated subsequent events through the issuance date of our financial statements and determined that no subsequent events had occurred that would require additional disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an independent investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Our operations are conducted through Artisan Partners Holdings and its subsidiaries. We derive essentially all of our revenues from investment management fees. Our fees are based on a specified percentage of clients' average assets under our management, except for a limited number of institutional separate account clients with which we have a fee arrangement that has a component based on the investment performance we achieve for that client. We operate our business in a single segment.
We have five autonomous investment teams that oversee twelve distinct U.S., non-U.S. and global investment strategies. Each strategy is offered through multiple investment vehicles to accommodate a broad range of client mandates.
Global equity market conditions can materially affect our financial performance. Global equity markets were generally strong during the first quarter. Equity market indices generally increased in the U.S and outside the U.S. during the first quarter of 2013, as evidenced by the 10.6% and 6.5% total returns of the S&P 500 and MSCI All Country World indices, respectively, during the period.
As of March 31, 2013, our assets under management ("AUM") were $83.2 billion. During the first quarter we generated $148.2 million in revenues on $79.2 billion in average AUM. A combination of net client cash inflows of $2.2 billion and market appreciation of $6.7 billion contributed to our growth in AUM and revenues. We had positive net client cash flows in 10 of our 12 strategies and 4 of 5 distribution channels, sourced from clients located in the U.S. and abroad. As of March 31, 2013 we had approximately 280 employees, including 54 employee-partners.
Factors Impacting our Results of Operations
Organizational Restructuring
On March 12, 2013, APAM and the intermediary holding company through which APAM conducts its operations, Artisan Partners Holdings ("Holdings"), completed a series of transactions (the "IPO Reorganization") to reorganize their capital structures in connection with the initial public offering ("IPO") of APAM's Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company. The IPO Reorganization is described in detail under the heading "Our Structure and Reorganization" in our prospectus dated March 6, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on March 7, 2013, which is accessible on the SEC's website at www.sec.gov.
The historical results of operations discussed below are those of Holdings and its consolidated subsidiaries for the period prior to March 12, 2013, and thereafter are of APAM and its consolidated subsidiaries (including Holdings). As a result of our employees' and other investors' approximate 78% equity interest in Holdings, our post-IPO results reflect a significant noncontrolling interest. Our net income represents approximately 22% of Holdings' net income.
Changes Related to Class B Common Units of Artisan Partners Holdings
A significant portion of our historical compensation and benefits expense related to Holdings' Class B limited partnership interests. Prior to the IPO Reorganization, Class B limited partnership interests were granted to certain employees. The Class B limited partnership interests provided both an interest in future profits of Holdings as well as an interest in the overall value of Holdings. Class B limited partnership interests generally vested ratably over a five-year period from the date of grant. Holders of Class B limited partnership interests were entitled to fully participate in profits from and after the date of grant. The distribution of profits associated with these limited partnership interests was recorded as compensation and benefits expense.
Prior to the IPO Reorganization, all vested Class B limited partnership interests were subject to mandatory redemption on termination of employment for any reason, with payment in cash in annual installments over the five years following termination of employment. Unvested Class B limited partnership interests were forfeited on termination of employment. Due to the redemption feature, the Class B grants were considered liability awards. Compensation cost was measured at the grant date based on the fair value of the limited partnership interests granted, and was re-measured each period. Changes in the fair value that occurred after the end of the vesting period were recorded as compensation cost of the period in which the changes occurred through settlement of the limited partnership interests.

As part of the IPO Reorganization, the grant agreements pursuant to which the Class B interests were granted were amended to eliminate the cash redemption feature. As a result, liability award accounting no longer applies and the costs associated with distributions to our Class B partners and changes in the value of Class B liability awards are no longer recognized as a compensation expense. However, we will continue to record compensation expense for the fair value of the Class B common units that were unvested at the time of the IPO Reorganization over their remaining vesting period. The total value of unvested Class B common units as of March 31, 2013 was $224.7 million. Also as a result of the IPO Reorganization, we recognized a non-recurring compensation expense based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO Reorganization and the value based on the offering price per share of Class A common stock ($30.00 per share). The amount of this non-recurring charge was $287.3 million. We also recognized a $56.8 million compensation expense relating to a cash incentive compensation payment we made to certain of our portfolio managers in connection with the IPO and $20.5 million of compensation expense associated with the reallocation of profits after the IPO which otherwise would have been allocable and distributable to Holdings' pre-IPO non-employee partners but were instead allocated to certain of Artisan Partners Holdings' employee-partners.
Issuance of CVRs
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO that, collectively, are similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. The CVRs are classified as liabilities and are accounted for under ASC 815 as derivatives. As of March 31, 2013, a fair value of $30.6 million has been recorded as a liability for the CVRs. For the three months ended March 31, 2013, a gain of $24.8 million was recorded in other non-operating gains (losses) to reflect a decrease in the fair value of the CVR liability.
The CVRs may require Artisan to make a cash payment to the CVR holders on July 11, 2016, or, if earlier, five business days after the effective date of a change in control of Artisan. The amount of any required payment will depend on the average of the daily volume weighted average price, or VWAP, of APAM Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the CVR holders with respect to their equity interest in Artisan, subject to a maximum aggregate payment of $100 million for all CVRs. The CVRs will be terminated without a payment if the average of the daily VWAP of APAM Class A common stock over any period of 60 consecutive trading days, beginning no earlier than the 15-month anniversary of the closing of the IPO, is at least $43.11 divided by the then-applicable conversion rate applicable to the convertible preferred stock.
Tax Impact of IPO Reorganization
Historically, our business was not subject to U.S. federal and certain state income taxes. However, APAM, which became the general partner of Holdings as part of the IPO Reorganization, is subject to U.S. federal and state income taxation on its allocable portion of the income of Holdings.
In connection with the IPO, APAM entered into two tax receivable agreements ("TRAs"). Under the first TRA, APAM generally is required to pay to the holders of convertible preferred stock issued as consideration for the H&F Corp Merger (or Class A common stock issued upon conversion of that convertible preferred stock) 85% of the applicable cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstance) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest. Under the second TRA, APAM generally is required to pay to the holders of limited partnership units of Holdings (or Class A common stock or convertible preferred stock issued upon exchange of limited partnership units) 85% of the amount of cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their units sold to APAM or exchanged (for shares of Class A common stock or convertible preferred stock) and that are created as a result of the sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
As of March 31, 2013, a deferred tax asset of $68.8 million and amounts payable under the TRAs of $53.4 million have been recorded in the Condensed Consolidated Statements of Financial Condition as a result of the above items and other tax impacts of the IPO Reorganization.
Initial Public Offering
On March 12, 2013, APAM completed its initial public offering of 12,712,279 shares of Class A common stock for proceeds of $353.4 million, net of underwriting discounts and fees and expenses. In connection with the IPO, we used cash on hand to make cash incentive payments aggregating $56.8 million to certain of our portfolio managers. Also in connection with the IPO, we used a portion of the proceeds, combined with remaining cash on hand, for the following:
•To pay distributions of retained profits in the aggregate amount of $105.3 million to the pre-IPO partners of Holdings;

•To repay $90.0 million outstanding under our revolving credit agreement; and

•	To purchase for $76.3 million an aggregate of 2,720,823 Class A common units from certain Class A limited partners of Holdings.
Costs of Being a Public Company
Following the IPO, we expect to incur additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors' and officers' liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. In addition, we expect to incur significant expense in obtaining the necessary approvals from the boards and shareholders of the mutual funds we advise and sub-advise and the necessary consents from our separate account clients in connection with the change of control (for purposes of the Investment Company Act and Investment Advisers Act) that we expect to occur in 2014. Further, we may incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock. These additional expenses will increase our general and administrative expenses and reduce our net income.
Financial Overview
Assets Under Management and Investment Performance
Our assets under management increase or decrease with the net inflows or outflows of client assets into our various investment strategies and with the investment performance of these strategies. The amount and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among others:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;

•	flows of client assets into and out of our various strategies and investment vehicles;

•	our decision to close strategies or limit the growth of assets in a strategy when we believe it is in the best interest of our clients;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.
Our AUM increased to $83.2 billion at March 31, 2013, an increase of $16.7 billion or 25.1%, from the quarter ended March 31, 2012, due to $10.1 billion in market appreciation and $6.6 billion of net client cash inflows. Average AUM during the quarter ended March 31, 2013 was $79.2 billion, an increase of 25.8% compared to average AUM during the quarter ended March 31, 2012 of $62.9 billion.
For the three months ended March 31, 2013, ten of our 12 investment strategies experienced net client cash inflows, resulting in net client cash inflows of $2.2 billion for the period. Strategies managed by our Global Value team received the largest contribution of net inflows, gathering $1.7 billion of net inflows comprised of $693 million into the Non-US Value strategy and $959 million into the Global Value strategy. Our Emerging Markets strategy experienced net client cash outflows, which was the result of a large advisory client terminating its relationship with us. Artisan Funds and Artisan Global Funds gathered $2.3 billion of net client cash inflows primarily through our broker dealer channel. Separate accounts had net client cash outflows of $0.2 billion. Historically, we have observed that client activity tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters. However, there can be no guarantee that past experience will be indicative of future activity.
We monitor the availability of attractive investment opportunities relative to the amount of assets we manage in each of our investment strategies. When appropriate, we will close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our aggregate AUM may be negatively impacted in the short term. We may also re-open a strategy, widely or selectively, to fill available capacity or manage strategy mix. During the first quarter of 2013 we closed our Global Value strategy to most new separate account relationships, although it remains open to new investors in the series of Artisan Funds and the sub-fund of Artisan Global Funds managed in that strategy.

The table below sets forth changes in our total AUM:

	For the three months ended March 31,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Beginning assets under management	$74,334	$57,104	$17,230	30.2%
Gross client cash inflows	6,324	4,410	1,914	43.4%
Gross client cash outflows	(4,138)	(3,013)	(1,125)	37.3%
Net client cash flows	2,186	1,397	789	56.5%
Market appreciation (depreciation)	6,658	7,992	(1,334)	(16.7)%
Ending assets under management	$83,178	$66,493	$16,685	25.1%
Average assets under management	$79,152	$62,925	$16,227	25.8%
The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas. We have experienced strong growth in AUM through broker-dealers, where fee-based programs using centralized, institutional-like decision making continues to grow.
The table below sets forth our AUM by distribution channel:

	As of March 31, 2013		As of March 31, 2012
	$ in millions (unaudited)	% of total	$ in millions (unaudited)	% of total

Defined Contribution	$16,904	20.3%	$14,962	22.5%
Broker Dealer	15,828	19.0%	10,440	15.7%
Financial Advisor	7,690	9.2%	6,045	9.1%
Institutional	38,198	46.0%	31,567	47.5%
Retail	4,558	5.5%	3,479	5.2%
Ending Assets Under Management(1)	$83,178	100.0%	$66,493	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The table below sets forth changes in our AUM by investment team:

Three Months Ended	By Investment Team
	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Total
March 31, 2013	(unaudited; in millions)
Beginning assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$74,334
Gross client cash inflows	1,540	1,116	1,410	1,994	264	6,324
Gross client cash outflows	(908)	(924)	(569)	(343)	(1,394)	(4,138)
Net client cash flows	632	192	841	1,651	(1,130)	2,186
Market appreciation (depreciation)	1,358	2,334	1,336	1,677	(47)	6,658
Transfers	—	—	—	—	—	—
Ending assets under management	$22,082	$19,248	$16,869	$23,214	$1,765	$83,178
Average assets under management	$21,270	$18,157	$16,144	$21,720	$1,861	$79,152
March 31, 2012
Beginning assets under management	$16,107	$15,059	$10,892	$12,547	$2,499	$57,104
Gross client cash inflows	879	1,168	1,224	1,010	129	4,410
Gross client cash outflows	(1,005)	(763)	(752)	(273)	(220)	(3,013)
Net client cash flows	(126)	405	472	737	(91)	1,397
Market appreciation (depreciation)	2,518	1,476	2,251	1,364	383	7,992
Transfers	—	—	—	—	—	—
Ending assets under management	$18,499	$16,940	$13,615	$14,648	$2,791	$66,493
Average assets under management	$17,700	$16,303	$12,559	$13,631	$2,732	$62,925

The following table sets forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate account clients:

Three Months Ended
	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
March 31, 2013	(unaudited; in millions)
Beginning assets under management	$39,603	$34,731	$74,334
Gross client cash inflows	4,570	1,754	6,324
Gross client cash outflows	(2,222)	(1,916)	(4,138)
Net client cash flows	2,348	(162)	2,186
Market appreciation (depreciation)	3,733	2,925	6,658
Transfers	—	—	—
Ending assets under management	$45,684	$37,494	$83,178
Average assets under management	$43,205	$35,947	$79,152
March 31, 2012
Beginning assets under management	$30,843	$26,261	$57,104
Gross client cash inflows	2,952	1,458	4,410
Gross client cash outflows	(1,968)	(1,045)	(3,013)
Net client cash flows	984	413	1,397
Market appreciation (depreciation)	4,291	3,701	7,992
Transfers	(54)	54	—
Ending assets under management	$36,064	$30,429	$66,493
Average assets under management	$34,060	$28,865	$62,925

As of March 31, 2013, 11 of our 12 strategies had added value relative to their broad performance benchmarks over the trailing 5-year and10-year periods and since each strategy's inception. The table below sets forth the total AUM for each of our investment teams and strategies as of March 31, 2013, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of March 31, 2013.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team		(unaudited; in millions)
Non-U.S. Growth Strategy	1/1/1996	$20,635	527	653	397	321	683
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,368	1,021	549	319	553	563
Global Equity Strategy	4/1/2010	$80	1,579	815	N/A	N/A	815

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$12,895	250	192	335	331	627
U.S. Small-Cap Value Strategy	6/1/1997	$4,183	(1,045)	(471)	14	187	532
Value Equity Strategy	7/1/2005	$2,169	—	48	78	N/A	137

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$13,444	(844)	312	302	135	609
U.S. Small-Cap Growth Strategy	4/1/1995	$1,708	(219)	622	325	128	97
Global Opportunities Strategy	2/1/2007	$1,683	428	991	849	N/A	687

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$13,347	861	814	970	738	740
Global Value Strategy	7/1/2007	$9,867	977	717	854	N/A	655

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$1,765	(338)	(418)	(248)	N/A	(117)

Total Assets Under Management (2)		$83,178
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the market index most commonly used by our clients to compare the performance of the relevant strategy for the periods presented and since its inception date. The market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy—MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy—MSCI EAFE® Small Cap Index; Global Equity strategy—MSCI ACWI® Index; U.S. Small-Cap Value strategy—Russell 2000® Index; U.S. Mid-Cap Value strategy—Russell Midcap® Index; Value Equity strategy—Russell 1000® Index; U.S. Mid-Cap Growth strategy—Russell Midcap® Index; Global Opportunities strategy—MSCI ACWI® Index; U.S. Small-Cap Growth strategy—Russell 2000® Index; Non-U.S. Value strategy—MSCI EAFE® Index; Global Value strategy—MSCI ACWI® Index; Emerging Markets strategy—MSCI Emerging Markets IndexSM.

(2) Includes $34.4 million, not reflected in the assets managed in any of our identified strategies, in assets managed in a portfolio not currently made available to investors other than our employees to evaluate its potential viability as a strategy to be offered to clients.

Results of Operations

	For the For the three months ended March 31,		Period-to-Period
	2013	2012	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$148.2	$119.7	$28.5	24%
Operating Expenses
Total compensation and benefits	548.9	98.6	450.3	457%
Other operating expenses	20.6	16.6	4.0	24%
Total operating expenses	569.5	115.2	454.3	394%
Total operating income	(421.3)	4.5	(425.8)	(9,462)%
Non-operating income (loss)
Interest expense	(3.2)	(2.7)	(0.5)	19%
Other non-operating income	29.6	2.2	27.4	1,245%
Total non-operating income (loss)	26.4	(0.5)	26.9	(5,380)%
Income before income taxes	(394.9)	4.0	(398.9)	(9,973)%
Provision for income taxes	4.4	0.3	4.1	1,367%
Net income before noncontrolling interests	(399.3)	3.7	(403.0)	(10,892)%
Less: Noncontrolling interests - Artisan Partners Holdings	(407.1)	1.2	(408.3)	(34,025)%
Less: Noncontrolling interests - Launch Equity	4.8	2.5	2.3	92%
Net income attributable to Artisan Partners Asset Management Inc.	$3.0	$—	$3.0	—%
Per Share Data
Net income available to Class A common stock per basic share	$0.19
Net income available to Class A common stock per diluted share	$0.19
Weighted average basic shares of Class A common stock outstanding	12,728,949
Weighted average diluted shares of Class A common stock outstanding	15,294,412
Revenues
Our revenues consist of investment management fees earned from managing clients' assets. Our investment management fees fluctuate based on a number of factors, including (i) the total value of our AUM, (ii) the composition of AUM among both our investment vehicles (including pooled vehicles available to U.S. investors, pooled vehicles available to non-U.S. investors and separate accounts) and our investment strategies (which have different fee rates), (iii) changes in the investment management fee rates on our products, (iv) the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and (v) for the few accounts on which we earn performance-based fees, the investment performance of those accounts relative to their designated benchmarks.
The increase in our revenues for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was driven primarily by a $16.2 billion, or 25.8%, increase in our average AUM. The increase in our average AUM was primarily attributable to rising global equity markets and strong net client cash inflows during the first quarter of 2013. During the three months ended March 31, 2013, our net client cash inflows were $2.2 billion, which was an increase of $0.8 billion compared to the three months ended March 31, 2012.

Our weighted average investment management fee remained consistent at 76 basis points for the three months ended March 31, 2013 and March 31, 2012. The weighted average fee represents annualized investment management fees as a percentage of average assets under management for the applicable period, i.e., the amount of investment management fees we earn for each dollar of assets we manage. Separate accounts, which in the aggregate paid a weighted average fee of 55 basis points and 56 basis points for the three months ended March 31, 2013 and March 31, 2012, respectively, as a percentage of our total AUM decreased from 46% of total AUM as of March 31, 2012, to 45% of total AUM as of March 31, 2013. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients and which paid a weighted average fee of 93 and 94 basis points for the three months ended March 31, 2013 and March 31, 2012, respectively, increased from 54% of our AUM at March 31, 2012 to 55% of total AUM as of March 31, 2013.
For the three months ended March 31, 2013 and 2012, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $48.7 million and $40.2 million, respectively, which was 33%, of our revenues in both periods. For the three months ended March 31, 2013 and 2012, fees from Artisan Funds represented $98.1 million and $78.9 million, or 66%, of our revenues, and fees from Artisan Global Funds represented $1.4 million and $0.6 million, respectively, or less than 1%, of our revenue in each period.
We earned 92% and 94% of our investment management fees from clients located in the United States for the three months ended March 31, 2013 and 2012, respectively.
Operating Expenses
The increase in total operating expenses of $454.3 million compared to the first quarter of 2012 was primarily attributable to increased compensation and benefits expense, which increased by $450.3 million, or 456.7%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.
Compensation and Benefits

	For the three months ended March 31,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits	$72.7	$55.7	$17.0	31%

Change in value of Class B liability awards	41.9	34.8	7.1	20%
Class B award modification expense	287.3	—	287.3	—%
Amortization expense on pre-offering Class B awards	4.0	—	4.0	—%
Pre-offering related compensation - share-based awards	333.2	34.8	298.4	857%

Pre-offering related cash incentive compensation	56.8	—	56.8	—%
Pre-offering related bonus make-whole compensation	20.5	—	20.5	—%
Distributions on Class B liability awards	65.7	8.1	57.6	711%
Pre-offering related compensation - other	143.0	8.1	134.9	1,665%
Total compensation and benefits	$548.9	$98.6	$450.3	457%

The increase in salaries, incentive compensation, and benefits was driven primarily by accrued incentive compensation expense for our investment and marketing professionals. That compensation is directly linked to our revenues and increased by $8.5 million as a result of higher investment management fee revenue during the first three months of 2013 as compared to the first three months of 2012. In addition, compared to the first quarter of 2012, incentive compensation expense related to a special incentive compensation plan for certain portfolio managers increased by $1.2 million to $3.2 million as the market value of the incentive compensation plan increased with improvement in the global equity markets. This incentive compensation plan provides certain portfolio managers with additional cash compensation over a three-year period (ending on December 31, 2013) based on the then-current value of shares of mutual funds managed by those portfolio managers. Compared to the first quarter of 2012, severance expenses also increased by $5.5 million as a result of the termination of a former co-portfolio manager during the first quarter of 2013. The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount and increased discretionary incentive compensation expense between 2013 and 2012. We did not make equity grants to our employees following our IPO, and as a result, our salaries, incentive compensation and benefits expense for the three months ended March 31, 2013 does not include the impact of post-IPO equity-based compensation awards. We intend to make annual grants of equity, beginning in the third quarter of 2013, subject to the approval of our board of directors.
Salaries, incentive compensation and benefits represented 49% and 47% of our revenues for the three months ended March 31, 2013 and 2012, respectively. Excluding the aggregate impact of the special incentive compensation plan and severance expenses discussed above of $9.3 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively, the ratios of salaries, incentive compensation and benefits expense to total revenue would have been 43% and 44%, respectively.
Pre-offering related share-based compensation expense increased for the three months ended March 31, 2013. Prior to the the IPO Reorganization, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of the awards. From January 1, 2013, through the date of the IPO Reorganization, we incurred a $41.9 million compensation charge to record the liability awards at fair value. Immediately after the amendment of the grant agreements, we incurred a $287.3 million compensation charge as a result of the award modification. Compensation expense for these awards after the IPO Reorganization represents the amortization of the fair value of unvested awards at the date of the IPO Reorganization over the remaining vesting term.
Pre-offering related other compensation increased for the three months ended March 31, 2013. We recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee-partners, and $20.5 million in compensation expense representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Artisan Partners Holdings' pre-IPO non-employee partners which will instead be allocated and distributed to certain of our employee-partners.
Other operating expenses
Our general and administrative expense increased by $2.1 million, which was primarily a result of an increase in professional fees related to the IPO Reorganization and IPO.
Non-Operating Income (Loss)
The increase in non-operating income was due to a $24.8 million gain on the valuation of contingent value rights during the quarter and a $2.3 million increase in the gain on consolidated investment products, partially offset by a $0.5 million increase in interest expense.
As discussed in Note 7, "Derivative instruments", to the Unaudited Consolidated Financial Statements included in Part I of this report, the price of our Class A common stock is one of the key variables used to determine the fair value of our CVR liability. As such, the gain on CVR was the result of a significant increase in our stock price from the $30.00 per share IPO price utilized in determining the initial fair value of our CVR liability to the closing price of $39.45 per share at March 31, 2013. As a derivative liability, all changes in the fair value of this liability are recorded to current earnings.
Gains on consolidated investment products represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all of this gain is allocable to, and is offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Interest expense increased as a result of higher interest rates paid on our unsecured notes when compared to the Term Loan agreement (as described in Note 6, "Borrowings", to the Unaudited Consolidated Financial Statement included in Part I of this report), which bore interest at a rate equal to LIBOR plus an applicable margin.

Provision for Income Taxes
The increase in provision for income taxes represents APAM's U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM's effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that approximately 78% of Holdings' earnings are not subject to corporate-level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes.
Supplemental Non-GAAP Financial Information
APAM's management uses non-GAAP measures (referred to as "adjusted") of net income and operating income to evaluate the profitability and efficiency of the underlying operations of the business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation (as described below), (2) the net gain (loss) on the valuation of contingent value rights, and (3) adjustments to remove the non-operational complexities of APAM's structure by adding back non-controlling interests and assuming all income of Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze APAM's profitability and efficiency between periods and over time. APAM has included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Investors should consider the non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. APAM's non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. APAM's non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation , as defined below, and (2) net gain (loss) on the valuation of contingent value rights, and reflects income taxes as if all outstanding units of Holdings and APAM convertible preferred shares were exchanged for or converted into Class A common stock of APAM on a one-for-one basis. Assuming the full exchange and conversion, all income of Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate of 35.8% (as of March 31, 2013), reflecting assumed federal, state, and local income taxes.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income (loss) by adjusted shares. The number of adjusted shares is derived by assuming the exchange of all outstanding units of Holdings and the conversion of all outstanding convertible preferred shares for or into APAM Class A common stock of APAM on a one-for-one basis.

•	Adjusted operating income represents the operating income (loss) of the consolidated company excluding pre-offering related compensation, as defined below.

•	Adjusted operating margin is calculated by dividing adjusted operating income (loss) by total revenues.

•
Adjusted EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income (loss) attributable to non-controlling interests, pre-offering related compensation, as defined below, and the net gain (loss) on the valuation of contingent value rights.

•
For the three months ended March 31, 2013, "pre-offering related compensation" includes (in addition to the items referred to in the next sentence) (1) compensation expense triggered by APAM's IPO, which closed on March 12, 2013, (2) expense related to Class B common units of Holdings that were modified as a result of the IPO and (3) the amortization of unvested Class B common units of Holdings that were granted before the IPO. For the three months ended March 31, 2013, December 31, 2012, and March 31, 2012, pre-offering related compensation also includes (1) distributions to the Class B partners of Holdings, (2) redemptions of Class B common units and (3) changes in the value of Class B liability awards, in each case occurring during the respective period.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended
	March 31,	March 31,
	2013	2012
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$3.0	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(407.1)	1.2
Add back: Provision for income taxes	4.4	0.3
Add back: Pre-offering related compensation - share-based awards	333.2	34.8
Add back: Pre-offering related compensation - other	143.0	8.1
Less: Net gain on the valuation of contingent value rights	24.8	—
Adjusted provision for income taxes	18.5	15.9
Adjusted net income (Non-GAAP)	$33.2	$28.5

Average shares outstanding
Class A common shares	12.7	—
Assumed conversion or exchange of:
Convertible preferred shares outstanding	2.6	—
Artisan Partners Holdings units outstanding (non-controlling interest)	54.7	—
Adjusted shares	70.0	N/A

Adjusted net income per adjusted share (Non-GAAP)	$0.47	N/A

Operating income (loss) (GAAP)	$(421.3)	$4.5
Add back: Pre-offering related compensation - share-based awards	333.2	34.8
Add back: Pre-offering related compensation - other	143.0	8.1
Adjusted operating income (Non-GAAP)	$54.9	$47.4

Adjusted operating margin (Non-GAAP)	37.0%	39.6%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$3.0	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(407.1)	1.2
Add back: Pre-offering related compensation - share-based awards	333.2	34.8
Add back: Pre-offering related compensation - other	143.0	8.1
Less: Net gain on the valuation of contingent value rights	24.8	—
Add back: Interest expense	3.2	2.7
Add back: Provision for income taxes	4.4	0.3
Add back: Depreciation and amortization	0.7	0.5
Adjusted EBITDA (Non-GAAP)	$55.6	$47.6

Liquidity and Capital Resources
Historically, the working capital needs of our business have been met primarily through cash generated by our operations. We expect that our cash and liquidity requirements will continue to be met primarily through cash generated by our operations. The following table shows our liquidity position as of March 31, 2013 and December 31, 2012. The data presented exclude Launch Equity's cash and cash equivalents and accounts receivable as these assets are not sources of liquidity for us.

	March 31,	December 31,
	2013	2012
	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$199.1	$141.2
Accounts receivable	$51.5	$46.0
Undrawn commitment on revolving credit facility	$100.0	$10.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been, or will be, billed to our clients and other miscellaneous receivables. We perform a review of our receivables on a monthly basis. We also have access to $100.0 million of undrawn amounts on our $100.0 million revolving credit facility for additional cash flow needs.
Historically, we distributed substantially all of our profits to our partners. In connection with the IPO, we made a cash incentive compensation payment of approximately $56.8 million to certain of our portfolio managers and distributed to our pre-IPO partners all of our retained profits as of the date of the closing of the IPO. APAM did not declare or distribute a dividend during the quarter ended March 31, 2013. In future periods, we anticipate that we will distribute a significant portion of our profits to our equity holders.
In August 2012, we issued $200.0 million in unsecured notes and entered into a $100.0 million five-year revolving credit agreement. We used the proceeds of the notes and $90.0 million drawn from the revolving credit facility to prepay the entire then-outstanding principal amount of our $400.0 million term loan. The notes are comprised of three series, each with a balloon payment at maturity. In connection with the IPO, we paid all of the $90.0 million outstanding principal amount of loans under the revolving credit agreement.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs and CVRs, each of which we entered into in connection with the IPO.
Tax Receivable agreements ("TRAs")
In connection with the IPO, APAM entered into two TRAs, which resulted in recognition of a $53.5 million liability. The $53.5 million liability represents 85% of the tax benefits we expect to realize from the H&F Corp Merger and our purchase of Class A units in connection with the IPO, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs. The liability will increase upon exchanges of Holdings units for our Class A common stock or convertible preferred stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges. We intend to fund the payment of amounts due under the TRAs out of the cash savings that APAM actually realizes in respect of the attributes to which the TRAs relate. The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by the holders of Holdings units, the price of our Class A common stock or the value of our convertible preferred stock, as the case may be, at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments.

Contingent Value Rights ("CVRs")
In connection with the IPO, Holdings issued Partnership CVRs and APAM issued Public Company CVRs to the holders of Holdings preferred units and APAM convertible preferred stock, respectively. APAM holds one Partnership CVR for each Public Company CVR outstanding. The CVRs may require us to make a cash payment to the holders thereof on July 11, 2016, or, if earlier, five business days after the effective date of a change of control of Artisan. The amount of any required payment will depend on the average of the daily VWAP of our Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the holders of the CVRs with respect to their equity interests in us, subject to a maximum aggregate payment of $100.0 million for all CVRs. The CVRs will terminate without a payment before that date if the average of the daily VWAP of our Class A common stock over any period of 60 consecutive trading days, beginning no earlier than (i) the 90th day after completion of the follow-on underwritten offering we plan to conduct pursuant to the resale and registration rights agreement entered into in connection with the IPO, but in no event prior to the 15-month anniversary of the closing of the IPO or (ii) the 15-month anniversary of the closing of the IPO, if we do not conduct the follow-on offering by that date, is at least $43.11 divided by the then-applicable conversion rate applicable to our convertible preferred stock. As of the date of this report, the applicable conversion rate was 1.0. We intend to fund any payment due on the CVRs with cash on hand, although we may have to borrow funds depending on the amount and timing of the payment.
Cash Flows

	For the For the three months ended March 31,
	2013	2012
	(unaudited; in millions)
Cash as of January 1	$141.2	$127.0
Net cash provided by (used in) operating activities	(29.0)	71.5
Net cash provided by (used in) investing activities	(2.7)	(1.2)
Net cash provided by (used in) financing activities	89.6	(33.3)
Cash as of March 31	$199.1	$164.0
Operating activities consist of net income before noncontrolling interests subject to adjustments for accounts payable and accrued expenses, Class B awards, accounts receivable, depreciation and amortization and other items. Operating activities used $29.0 million and provided $71.5 million of net cash for the three months ended March 31, 2013 and March 31, 2012, respectively.
For the three months ended March 31, 2013, net cash used in operating activities was primarily driven by increased operating expenses associated with the IPO and IPO Reorganization. We experienced a net loss before noncontrolling interests of $399.4 million, partially offset by a $24.8 million gain recognized on the change in value of the CVRs. In addition, we experienced a decrease in the Class B liability of $226.2 million as a result of modifying our Class B share-based awards. These increases in cash used were offset by $577.0 million for share-based compensation expense. Included in the cash provided by operating activities was the benefit of accrued incentive compensation of $50.7 million that had not yet been paid. Incentive payments related to first quarter revenues are paid in the second quarter of the year and bonus payment for the executive and administrative groups are paid in the fourth quarter of the year.
For the three months ended March 31, 2012, cash provided by operating activities was driven by a $43.6 million increase in accounts payable and accrued expenses primarily as a result of the timing of incentive compensation payments as discussed above. In addition, there was a $31.4 million increase in our Class B liability awards as a result of recording the change in fair value of the Class B share-based awards.
Transactions associated with Launch Equity did not have a material impact on our net cash provided by operating activities. Launch Equity's assets are not our assets.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used $2.7 million and $1.2 million of net cash for the three months ended March 31, 2013 and March 31, 2012, respectively. The decrease in net cash used in investing activities was primarily due to our $2.0 million available-for-sale investment in our Artisan Global Equity UCIT. We did not make similar available-for-sale investments during the three months ended March 31, 2012.

Financing activities consist primarily of partnership distributions to non-employee partners, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO, and payments to purchase Class A common units in connection with the IPO. Financing activities provided $89.6 million and used $33.3 million of net cash for the three months ended March 31, 2013 and March 31, 2012, respectively. This increase in net cash provided by financing activities was primarily the result of net proceeds of $353.4 million from the IPO. The cash provided by the IPO was offset by a $100.5 million profits distribution to our non-employee partners, a $90.0 million payment of principal outstanding under our revolving credit arrangement, and payment of $76.3 million in connection with the IPO to purchase Class A common units from certain of our initial investors. Our financing activities during the three months ended March 31, 2012, consisted of an $11.7 million profits distributions to our non-employee partners and $25.9 million of principal payments made on our note payable.
Launch Equity's limited partners contributed $3.1 million and $4.0 million of additional capital to Launch Equity during the three months ended March 31, 2013 and 2012, respectively. That capital is not our capital.
Certain Contractual Obligations
The following table sets forth our total contractual obligations under certain contracts as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited; dollars in millions)
Principal payments on borrowings (a)	$290.0	$—	$—	$150.0	$140.0
Interest payable (a)	94.2	12.7	25.3	24.7	31.5
Lease obligations	37.3	8.4	11.2	7.3	10.4
Bonus agreement	13.8	13.5	0.3	—	—
Class B liability awards (b)	225.2	—	—	—	225.2
Other liabilities reflected on our balance sheet under GAAP	29.3	8.3	16.4	4.6	—
Total Contractual Obligations (c)	$689.8	$42.9	$53.2	$186.6	$407.1
(a) In connection with the IPO, we made a $90.0 million payment on principal outstanding under the revolving credit arrangement. This reduction in principal reduces our 3-5 year principal payments on borrowings to $60.0 million, reduces our total interest payable to $86.9 million, and reduces interest payable for the less-than-1 year, 1-3 year, and 3-5 year periods to $11.1 million, $22.2 million, and $22.1 million, respectively.

(b) The liability associated with the Class B awards related to our obligation to redeem the Class B units from employee-partners in connection with the termination of their employment with us. Subsequent to December 31, 2012, in connection with the IPO Reorganization, the Class B grant agreements were modified to eliminate the redemption feature for individuals whose employment had not yet terminated and as a result the liability for the Class B awards has been eliminated.

(c) The total contractual obligations does not include any amounts related to Launch Equity included in the consolidated financial statements. We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of Launch Equity required to be consolidated, beyond our investment in and investment advisory fees generated from Launch Equity, which are eliminated in consolidation. Additionally, creditors of Launch Equity have no recourse to our general credit beyond the level of our investment, so we do not consider those liabilities to be our obligations.

Subsequent to December 31, 2012, we entered into certain agreements that impact our total contractual obligations. In addition to the payment of outstanding principal under our revolving credit agreement and the modification of the Class B awards described above, we have entered into the TRAs and issued the CVRs, each of which may ultimately require payments by us. The estimated payments under these agreements as of March 31, 2013 are described above under "Liquidity and Capital Resources". However, amounts payable under the TRA will increase upon exchanges of Holdings units for our Class A common stock or convertible preferred stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges. The actual payments associated with future exchanges, and associated tax benefits, will vary depending upon a number of factors as described under "Liquidity and Capital Resources."
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2013.

Critical Accounting Policies and Estimates
The accompanying consolidated financial statements were prepared in accordance with GAAP, and related rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates or assumptions and may have a material effect on the consolidated financial statements.
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial condition. Management believes that the critical accounting policies and estimates discussed below involve additional management judgment due to the sensitivity of the methods and assumptions used.
Consolidation
We assess each legal entity in which we hold a variable interest to determine whether consolidation is appropriate at the onset of the relationship and upon certain reconsideration events. We first evaluate each entity that we manage to determine whether it is an investment company, as the FASB deferred the application of the revised consolidation model for certain investment entities that have the attributes of an investment company subject to ASC 946 (the "investment company guide"). We then determine whether we have a controlling financial interest in the entity by evaluating whether the entity is a voting interest entity, or VOE, or a variable interest entity, or VIE, under GAAP. Assessing whether an entity is a VIE or VOE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity.
Voting Interest Entities-A VOE is an entity in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance, whereby the equity investment has all the characteristics of a controlling financial interest. As a result, voting rights are a key driver of determining which party, if any, should consolidate the entity. We serve as the investment adviser for Artisan Funds and Artisan Global Funds, each of which is a VOE, as described below.
Artisan Funds, a family of U.S. mutual funds, and Artisan Global Funds, a family of Ireland-based UCITS, are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As of March 31, 2013, Artisan Funds had total assets of $44.8 billion and Artisan Global Funds had total assets of $0.9 billion. While we hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), we do not have a controlling financial interest or a majority voting interest and, as such, we do not consolidate these entities.
Variable Interest Entities-A VIE is an entity that lacks one or more of the characteristics of a VOE. In accordance with GAAP, an enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a legal entity meets the definition of a VIE by considering whether the fund's equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund's at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity's economic performance.
For VIEs that are investment companies subject to the deferral of the revised consolidation model, the primary beneficiary of the VIE is the party that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. This evaluation is updated on a periodic basis.

We have determined that Artisan Partners Launch Equity LP, or Launch Equity, which began operations on July 25, 2011, is a VIE. Our equity investment in the fund represents our variable interest in the fund. Additionally, we have the right to receive management and incentive fees for the services we provide as investment adviser to Launch Equity, which are considered variable interests. The limited partners of Launch Equity are certain of our employees, thus are related parties to us. We determined that Launch Equity is a VIE pursuant to ASC 810-10-15-14(c), because (i) the voting rights of the limited partners are not proportional to their obligations to absorb expected losses and rights to receive expected residual returns and (ii) substantially all of Launch Equity's activities either involve or are conducted on behalf of the limited partners (the investors that have disproportionately few voting rights) and their related parties (including us). We concluded we were the primary beneficiary of Launch Equity for this purpose as we are the member of the related party group that is most closely associated with it. Although we have only a minimal equity investment in Launch Equity, as the general partner, we control Launch Equity's management and affairs. In addition, the fund was designed to attract third party investors to provide an economic benefit to us in the form of quarterly management fees and an annual incentive fee based upon the net capital appreciation of the fund. Also, in the ordinary course of business, we may choose to waive certain fees or assume operating expenses of the fund. As a result, we concluded we were the primary beneficiary of Launch Equity. The results of Launch Equity are included in our consolidated financial results.
Revenue Recognition
Investment management fees are generally computed as a percentage of assets under management and recognized as earned. Fees for providing investment management services are computed and billed in accordance with the provisions of the applicable investment management agreements. The investment management agreements for a small number of accounts provide for performance-based fees. Performance-based fees, if earned, are recognized on the contractually determined measurement date. Interest and dividend income is recognized when earned. Performance fees generally are not subject to clawback as a result of performance declines subsequent to the most recent measurement date.
The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund clients, including Artisan Funds, our fees are based on the values of the funds' assets as determined for purposes of calculating their net asset values. Securities held by U.S.-registered mutual funds, including Artisan Funds, are generally valued at closing market prices, or if closing market prices are not readily available or are not considered reliable, at a fair value determined under procedures established by the fund's board (fair value pricing). A U.S.-registered mutual fund typically considers a closing market price not to be readily available, and therefore uses fair value pricing, if, among other things, the value of the security might have been materially affected by events occurring after the close of the market in which the security was principally traded but before the time for determination of the fund's net asset value. A subsequent event might be a company-specific development, a development affecting an entire market or region, or a development that might be expected to have global implications. A significant change in securities prices in U.S. markets may be deemed to be such a subsequent event with respect to non-U.S. securities. Values of securities determined using fair value pricing are likely to be different than they would be if only closing market prices were used. As a result, over short periods of time, the revenues we generate from U.S.-registered mutual funds, including Artisan Funds, may be different than they would be if only closing prices were used in valuing portfolio securities. Over longer time periods, the differences in our fees resulting from fair value pricing are not material.
For our separate account clients other than U.S.-registered mutual funds, our fees may be based, at the client's option, on the values of the securities in the portfolios we manage as determined by the client (or its custodian or other service provider) or by us in accordance with valuation procedures we have adopted. The valuation procedures we have adopted generally use closing market prices in the markets in which the securities trade, without adjustment for subsequent events except in unusual circumstances. We believe that our fees based on valuations determined under our procedures are not materially different from the fees we receive that are based on valuations determined by clients, their custodians or other service providers.
The portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested almost entirely in publicly-traded equity securities for which public market values are readily available, with a modest portion of each portfolio held in cash or cash-like instruments.
Income Taxes
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of March 31, 2013, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.

Payments pursuant to the Tax Receivable Agreements ("TRAs")
Under the TRAs, which we entered into as part of the IPO Reorganization, APAM is obligated to pay to the counterparties 85% of the amount of cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of the H&F Corp Merger, the purchase by APAM of Class A common units of Holdings from certain of our original outside investors, or the future exchange of limited partnership units of Holdings for shares of our Class A common stock or convertible preferred stock.
We expect the H&F Corp Merger and our purchase of Class A common units to result in payment obligations under the TRAs and have recorded a liability of $53.5 million at March 31, 2013 related to those expected payment obligations. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Contingent value rights ("CVRs")
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs to the holders of Holdings' preferred units and APAM's convertible preferred stock, respectively. APAM holds one Partnership CVR for each APAM CVR outstanding.
The CVRs are considered derivative instruments under ASC 815, Derivatives and Hedging, and accordingly are recorded as a liability at fair value on the balance sheet. Changes in the fair value of these derivative instruments are recorded in earnings as a net gain (loss) on the valuation of contingent value rights in the period of change. The fair value of the liability for the CVRs is determined using a Monte Carlo pricing model. Our management is required to exercise judgment in developing the assumptions utilized in this model, including the volatility of the underlying Class A common stock, expected dividends of the underlying Class A common stock and the discount rate. Because the use of those judgments in making the fair value determination, we have determined that the CVRs are considered Level 3 instruments within the fair value hierarchy. We believe that the fair value of the CVRs does not diverge materially from the amounts we currently anticipate paying on settlement.
New or Revised Accounting Standards
See Note 3, "Summary of Significant Accounting Policies - Recent accounting pronouncements" to the Unaudited Consolidated Financial Statements included in Part I of this report.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the mutual funds and separate accounts it manages. Substantially all of our revenues are derived from investment management agreements with these funds and accounts. Under these agreements, the investment management fees we receive are generally based on the value of our assets under management and our fee rates. Accordingly, our revenues and net income may decline as a result of our assets under management decreasing due to depreciation of our investment portfolios. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues to decline further.
The value of our assets under management was $83.2 billion as of March 31, 2013. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $63.2 million at our current weighted average fee rate of 76 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $78.2 million at the Artisan Funds weighted average fee of 94 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $45.7 million at the current weighted average fee rate across all of our separate accounts (55 basis points).
As is customary in the asset management industry, clients invest in particular strategies to gain exposure to certain asset classes, which exposes their investment to the benefits and risks of such asset classes. Because we believe that our clients invest in each of our strategies in order to gain exposure to the portfolio securities of the respective strategies and may implement their own risk management program or procedures, we have not adopted a corporate-level risk management policy regarding client assets, nor have we attempted to hedge at the corporate level or within individual strategies the market risks that would affect the value of our overall assets under management and related revenues. Some of these risks (e.g., sector risks and currency risks) are inherent in certain strategies, and clients may invest in particular strategies to gain exposure to particular risks. While negative returns in our investment strategies and net client cash outflows do not directly reduce the assets on our balance sheet (because the assets we manage are owned by our clients, not us), any reduction in the value of our assets under management would result in a reduction in our revenues.
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities was $19.1 million as of March 31, 2013. We hold $15.4 million of these investment securities in a single fund in connection with an incentive compensation plan. We have invested the remaining amount in certain of Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of its operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $1.9 million at March 31, 2013. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.
Additionally, investment securities held by Launch Equity are reflected in the Consolidated Statement of Financial Condition. Our risk with respect to Launch Equity's investment securities is limited to our equity ownership of $1,000.
Our contingent value right liability also exposes us to market risk because a decline in the value of our Class A common stock increases the fair value of the CVRs and therefore increases our related liability.The CVRs may require us to make a cash payment to the holders thereof on July 11, 2016, or, if earlier, five business days after the effective date of a change in control of Artisan. The amount of any payment we are required to make will depend on the average of the daily volume weighted average price, or VWAP, of our Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the CVR holders with respect to their equity interest in us, subject to a maximum aggregate payment of $100 million for all CVRs. As of March 31, 2013, the fair value of our CVR liability was $30.6 million. Assuming a 10% increase in our stock price, the fair value of our CVR liability would decrease by $11.7 million. Asssuming a 10% decrease in our stock price, the fair value of our CVR liability would increase by $11.3 million. Management regularly monitors the value of this liability. Because the total CVR liability is capped at $100 million and the value of the liability is driven, in part, by the value of our Class A common stock, which we cannot control, we have not adopted a specific risk management policy to manage the associated market risk.

Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $83.2 billion as of March 31, 2013. As of March 31, 2013, approximately 59% of our assets under management across our investment strategies was invested in strategies that primarily invest in securities of non-U.S. companies and approximately 38% of our assets under management was invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management would decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage such risk in the portfolios managed by that team. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we rarely hedge an investment portfolio’s exposure to a non-U.S. currency. However, we routinely purchase and sell foreign currencies in order to reduce or eliminate the impact of currency fluctuation in connection with particular client transactions, such as the purchase and sale of a portfolio security. We have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 38% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $3.2 billion, which would cause an annualized increase or decrease in revenues of approximately $24.0 million at our current weighted average fee rate of 76 basis points.
Interest Rate Risk
At certain times, we invest our excess cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of such investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of March 31, 2013, we invested $60.0 million of our excess cash in money market funds that invested solely in U.S. Treasuries. Given the current low yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Borrowings under our notes and revolving credit agreement bear interest as described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of March 31, 2013, there were no borrowings outstanding under the revolving credit agreement.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal proceedings pending or to our knowledge threatened against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus dated March 6, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on March 7, 2013, which is accessible on the SEC's website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 12, 2013, APAM issued 26,271,120 shares of Class B common stock and 28,600,496 shares of Class C common stock to the limited partners of Holdings as part of the IPO Reorganization. Also as part of the IPO Reorganization, a corporate holder of Holdings preferred units merged with and into APAM, and APAM issued 2,565,463 shares of convertible preferred stock to the sole shareholder of the corporation as partial consideration for the merger. The securities issued in each of the foregoing transactions were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933 provided for by Section 4(a)(2) thereof for transactions not involving a public offering. The transactions described above are described in greater detail in APAM's registration statement on Form S-1 (File No. 333-184686) filed with the SEC, as amended and supplemented by our prospectus dated March 6, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on March 7, 2013, both of which are accessible on the SEC's website at www.sec.gov. As described under the caption "Our Structure and Reorganization" in the prospectus, under the terms of the limited partnership agreement of Holdings, upon the retirement of an employee-partner, the partner's Class B common stock will be automatically canceled, and APAM will issue to the partner a number of shares of Class C common stock equal to the number of Class E units held by the partner.
Use of Proceeds
On March 6, 2012, the registration statement on Form S-1 (File No. 333-184686) filed by APAM with the SEC covering the initial public offering of up to 13,215,272 shares of Class A common stock (including shares subject to the underwriters’ option to purchase additional shares), for up to an aggregate offering price of $381.4 million was declared effective. On March 12, 2013, APAM completed the IPO by issuing a total of 12,712,279 shares of Class A common stock. The managing underwriters for the IPO were Goldman, Sachs & Co. and Citigroup Global Markets Inc. The offering commenced on March 6, 2013 and was closed on March 12, 2013. The aggregate offering price to the public was $381.4 million. The aggregate underwriting discount was $24.8 million. In addition to the underwriting discount, we incurred offering expenses of approximately $3.2 million, which were primarily payments to legal and accounting firms and our printer. After deducting the underwriting discount and those expenses, the net proceeds received by us from the IPO were approximately $353.4 million. Our application of the net proceeds is described in Note 2, "Reorganization and IPO" to the Unaudited Consolidated Financial Statements included in Part I of this report.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.

3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.
10.1	Fourth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP
10.2	Resale and Registration Rights Agreement
10.3	Exchange Agreement
10.4	Tax Receivable Agreement (Merger)
10.5	Tax Receivable Agreement (Exchanges)
10.6	Stockholders Agreement
10.7	Public Company Contingent Value Rights Agreement
10.8	Partnership Contingent Value Rights Agreement
10.9
Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013 (File No. 333-184686))

10.10
Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013 (File No. 333-184686))

10.11
Artisan Partners Asset Management Inc. Bonus Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013 (File No. 333-184686))

10.12
Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013 (File No. 333-184686))

10.13	Employment Agreement of Andrew A. Ziegler
10.14
Retention Agreement of Janet D. Olsen (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013 (File No. 333-184686))

10.15
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013 (File No. 333-184686))

10.16
Form of Indemnification Priority Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013 (File No. 333-184686))

10.17
Five-Year Revolving Credit Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on December 18, 2012 (File No. 333-184686))

10.18
Note Purchase Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP and the purchasers listed therein (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on December 18, 2012 (File No. 333-184686))

10.19
Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan International Fund (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on November 1, 2012 (File No. 333-184686))

10.20
Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Value Fund (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on November 1, 2012 (File No. 333-184686))

10.21
Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Fund (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on November 1, 2012 (File No. 333-184686))

10.22
Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan—Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013 (File No. 333-184686))

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: May 9, 2013
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)