Form 10-Q/A
period 2013-03-31
Artisan Partners Asset Management Inc.
filed 2013-06-04
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of June 4, 2013 were 12,712,279, 25,839,002 and 28,834,161, respectively.

Explanatory Note
The sole purpose of this Amendment No. 1 to Artisan Partners Asset Management Inc.'s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 9, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Item 6. Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.
3.1*	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.
3.2*	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.
10.1*	Fourth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP
10.2*	Resale and Registration Rights Agreement
10.3*	Exchange Agreement
10.4*	Tax Receivable Agreement (Merger)
10.5*	Tax Receivable Agreement (Exchanges)
10.6*	Stockholders Agreement
10.7*	Public Company Contingent Value Rights Agreement
10.8*	Partnership Contingent Value Rights Agreement
10.9*	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan
10.10*	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan
10.11*	Artisan Partners Asset Management Inc. Bonus Plan
10.12*	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement
10.13*	Employment Agreement of Andrew A. Ziegler
10.14*	Retention Agreement of Janet D. Olsen
10.15*	Form of Indemnification Agreement
10.16*	Form of Indemnification Priority Agreement
10.17*	Five-Year Revolving Credit Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent
10.18*	Note Purchase Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP and the purchasers listed therein
10.19*	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan International Fund
10.20*	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Value Fund
10.21*	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Fund
10.22*	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan—Restricted Share Unit Award Agreement
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed or furnished with the Form 10-Q
**	Furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: June 4, 2013
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)