Form 10-Q
period 2013-06-30
Artisan Partners Asset Management Inc.
filed 2013-08-05
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of August 2, 2013 were 14,287,436, 25,651,517 and 28,984,074, respectively.

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

Part I — Financial Information
Item 1. Financial Statements
ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Condensed Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$257,404	$141,159
Cash and cash equivalents of Launch Equity	16,068	10,180
Accounts receivable	53,843	46,022
Accounts receivable of Launch Equity	1	10,595
Investment securities	22,239	15,241
Investment securities of Launch Equity	60,066	46,237
Property and equipment, net	8,731	8,807
Deferred tax assets	64,476	—
Prepaid expenses and other assets	8,133	9,319
Total assets	$490,961	$287,560
LIABILITIES, REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable, accrued expenses, and other	$50,324	$50,266
Accrued incentive compensation	70,065	7,254
Borrowings	200,000	290,000
Class B liability awards	—	225,249
Amounts payable under tax receivable agreements	53,618	—
Contingent value rights	22,020	—
Payables of Launch Equity	64	10,726
Securities sold, not yet purchased of Launch Equity	32,652	19,586
Total liabilities	$428,743	$603,081
Commitments and contingencies
Redeemable preferred units	—	357,194
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized and 12,712,279 outstanding at June 30, 2013)	127	—
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized and 25,839,002 outstanding at June 30, 2013)	258	—
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized and 28,834,161 outstanding at June 30, 2013)	288	—
Convertible preferred stock ($0.01 par value per share, 15,000,000 shares authorized and 2,565,463 outstanding at June 30, 2013)	74,748	—
Additional paid-in capital	(34,826)	—
Retained earnings	8,748	—
Accumulated other comprehensive income (loss)	748	—
Total stockholders’ equity	50,091	—
Noncontrolling interest - Artisan Partners Holdings	(31,291)	(709,414)
Noncontrolling interest - Launch Equity	43,418	36,699
Total equity (deficit)	62,218	(672,715)
Total liabilities, redeemable preferred units and equity (deficit)	$490,961	$287,560

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Management fees	$161,916	$120,770	$310,130	$240,147
Performance fees	17	16	26	312
Total revenues	$161,933	$120,786	$310,156	$240,459
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	69,251	53,561	141,931	109,254
Pre-offering related compensation - share-based awards	23,851	(4,931)	357,082	29,884
Pre-offering related compensation - other	—	13,747	143,035	21,895
Total compensation and benefits	93,102	62,377	642,048	161,033
Distribution and marketing	8,847	7,111	17,023	14,208
Occupancy	2,556	2,207	5,172	4,515
Communication and technology	3,515	3,499	6,845	6,419
General and administrative	5,529	4,085	11,998	8,412
Total operating expenses	113,549	79,279	683,086	194,587
Total operating income (loss)	48,384	41,507	(372,930)	45,872
Non-operating income (loss)
Interest expense	(2,891)	(2,552)	(6,101)	(5,232)
Net gains (losses) of Launch Equity	(1,210)	(955)	3,569	1,539
Gain (loss) on interest rate swap	—	250	—	(52)
Net gain on the valuation of contingent value rights	8,620	—	33,420	—
Total non-operating income (loss)	4,519	(3,257)	30,888	(3,745)
Income (loss) before income taxes	52,903	38,250	(342,042)	42,127
Provision for income taxes	5,873	247	10,322	579
Net income (loss) before noncontrolling interests	47,030	38,003	(352,364)	41,548
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	42,442	38,958	(364,681)	40,009
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	(1,210)	(955)	3,569	1,539
Net income attributable to Artisan Partners Asset Management Inc.	$5,798	$—	$8,748	$—

	April 1, 2013 to June 30, 2013		March 12, 2013 to June 30, 2013
Earnings per share
Basic	$0.38		$0.57
Diluted	$0.38		$0.57
Weighted average number of common shares outstanding
Basic	12,728,949		12,728,949
Diluted	15,294,412		15,294,412
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (Loss) (U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) before noncontrolling interests	$47,030	$38,003	$(352,364)	$41,548
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities, net of tax of $8, $0, $47 and $0, respectively	97	(797)	1,951	1,238
Less: reclassification adjustment for gains (losses) included in net income	—	—	—	—
Net unrealized gains (losses) on investment securities	97	(797)	1,951	1,238
Foreign currency translation gain (loss)	4	(62)	(318)	29
Total other comprehensive income (loss)	101	(859)	1,633	1,267
Comprehensive income (loss)	47,131	37,144	(350,731)	42,815
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	42,527	38,099	(363,135)	41,276
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	(1,210)	(955)	3,569	1,539
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$5,814	$—	$8,835	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity (U.S. dollars in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest - Artisan Partners Holdings	Noncontrolling interest - Launch Equity	Total Equity (Deficit)	Redeemable Preferred Units
Balance at December 31, 2012	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194
Net income (loss)	—	—	—	—	—	(434,342)	—	(434,342)	—
Other comprehensive income	—	—	—	—	—	1,065	—	1,065	—
Partnership distributions	—	—	—	—	—	(100,514)	—	(100,514)	—
Modification of equity award and other pre-offering related compensation	—	—	—	—	—	572,471	—	572,471	—
Modification of redeemable preferred units	—	—	—	—	—	357,194	—	357,194	(357,194)
Initial establishment of contingent value right liability	—	—	—	—	—	(55,440)	—	(55,440)	—
Capital redemption	—	—	—	—	—	(16)	—	(16)	—
Balance at March 12, 2013	$—	$—	$—	$—	$—	$(368,996)	$36,699	$(332,297)	$—

IPO proceeds	—	—	—	—	—	353,414	—	353,414	—
Attribution of noncontrolling interest	674	74,748	(58,365)	—	662	(17,719)	—	—	—
Redemption of partnership units	—	—	—	—	—	(76,319)	—	(76,319)	—
Establishment of deferred tax assets, net of amounts payable under tax receivable agreements	—	—	16,953	—	—	—	—	16,953	—
Net income (loss)	—	—	—	8,748	—	69,661	3,569	81,978	—
Other comprehensive income, net of tax	—	—	—		86	482	—	568	—
Capital contribution	—	—	—	—	—	—	3,150	3,150	—
Amortization of equity-based compensation	—	—	6,585	—	—	21,763	—	28,348	—
Forfeitures	(1)	—	1	—	—	—	—	—	—
Distributions	—	—	—	—	—	(13,577)	—	(13,577)	—
Balance at June 30, 2013	$673	$74,748	$(34,826)	$8,748	$748	$(31,291)	$43,418	$62,218	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss) before noncontrolling interests	$(352,364)	$41,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,463	1,060
Deferred income taxes	6,046	—
Net gain on the valuation of contingent value rights	(33,420)	—
(Gains) losses of Launch Equity, net	(3,569)	(1,539)
Proceeds from sale of investments by Launch Equity	51,754	17,598
Purchase of investments by Launch Equity	(48,741)	(20,235)
Loss on disposal of property and equipment	6	—
Loss on interest rate swap	—	52
Amortization of debt issuance costs	224	363
Share-based compensation	600,820	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	(5,956)	(1,362)
Accounts receivable	(7,821)	(3,662)
Prepaid expenses and other assets	418	(539)
Accounts payable and accrued expenses	64,520	49,617
Class B liability awards	(226,946)	26,160
Deferred lease obligations	76	655
Net cash (used in) provided by operating activities	46,510	109,716
Cash flows from investing activities
Acquisition of property and equipment	(940)	(1,110)
Leasehold improvements	(432)	(586)
Purchase of investment securities	(5,000)	—
Net cash used in investing activities	(6,372)	(1,696)
Cash flows from financing activities
Partnership distributions	(114,107)	(31,612)
Change in other liabilities	(31)	137
Principal payments on note payable	—	(35,417)
Repayment under revolving credit facility	(90,000)	—
Net proceeds from issuance of common stock	356,579	—
Payment of costs directly associated with the issuance of Class A common stock	(3,165)	—
Purchase of Class A common units	(76,319)	—
Capital invested into Launch Equity	3,150	4,000
Net cash provided by (used in) financing activities	76,107	(62,892)
Net increase (decrease) in cash and cash equivalents	116,245	45,128
Cash and cash equivalents
Beginning of period	141,159	126,956
End of period	$257,404	$172,084
Supplementary information
Noncash activity:
Issuance of preferred stock	$74,748	$—
Initial establishment of deferred tax assets	70,862	—
Initial establishment of amounts payable under tax receivable agreements	53,449	—
Initial establishment of contingent value rights	55,440	—

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
As part of the reorganization, APAM became the sole general partner of Holdings. As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings' financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At June 30, 2013, APAM's total economic interest in Holdings approximated 22% of Holdings' economics.
Prior to March 12, 2013, APAM was a subsidiary of Holdings and therefore was not allocated any of Holdings' net income.
Nature of Business
Artisan is an independent investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan's operations are conducted through Artisan Partners Holdings and its subsidiaries.
Artisan has five autonomous investment teams that oversee thirteen distinct U.S., non-U.S. and global investment strategies.
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

•
Modification of APAM's capital structure into three classes of common stock and a series of convertible preferred stock. Shares of Class B common stock, Class C common stock and convertible preferred stock were issued to pre-IPO partners of Holdings. A description of these shares is included in Note 10, "Stockholders' Equity".

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

•
Entry by APAM into two tax receivable agreements ("TRAs"), one with the pre-merger shareholder of H&F Corp and the other with each limited partner of Holdings. Pursuant to the first TRA, APAM will pay to the counterparty a portion of certain tax benefits realized by APAM as a result of the H&F Corp Merger. Pursuant to the second TRA, APAM will pay to the counterparties a portion of certain tax benefits realized by APAM as a result of the purchase of Class A common units in connection with the IPO and future redemptions or exchanges of limited partner units of Holdings for APAM Class A common stock. The TRAs are further described in Note 3, "Summary of Significant Accounting Policies - Tax Receivable Agreements".

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

•
The preferred units of Holdings were modified to eliminate the associated put right. In exchange for the elimination of the put right, Holdings issued Partnership CVRs to the holders of the preferred units. The CVRs were classified as liabilities and the preferred units were reclassified to permanent equity after the modification. As discussed above, in conjunction with the H&F Corp Merger, Artisan Partners Asset Management received the modified preferred units and partnership CVRs and issued to the H&F holders convertible preferred stock and APAM CVRs. For each outstanding APAM CVR, APAM holds one Partnership CVR. The convertible preferred stock and APAM CVRs issued are recorded at the carryover basis of the preferred units and Partnership CVRs originally held by the H&F holders.

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
Artisan is using the remaining proceeds for general corporate purposes.
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

At June 30, 2013 and December 31, 2012, Artisan's wholly-owned subsidiary, Artisan Partners Alternative Investments GP LLC, was the general partner of Artisan Partners Launch Equity LP ("Launch Equity"), a private investment partnership that is considered a VIE. Launch Equity is considered an investment company and therefore accounted for under Accounting Standard Codification Topic 946, "Financial Services – Investment Companies". Artisan has retained the specialized industry accounting principles of this investment company in its Consolidated Financial Statements. See Note 9, "Variable and Voting Interest Entities" for additional details.
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
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Unaudited Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of June 30, 2013	As of December 31, 2012
Unrealized gain on investments	$805	$—
Foreign currency translation	(57)	—
Accumulated Other Comprehensive Income (Loss)	$748	$—
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

Recent accounting pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to disclose information about offsetting and related arrangements for financial and derivative instruments to provide information on the effect of those arrangements on its financial position. In January 2013, the FASB also issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies the scope of ASU 2011-11 to specify the disclosures apply to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. These amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 and ASU 2013-01 did not have an impact on our financial statements.
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
In June 2013, the FASB issued ASU 2013-08, Investment Companies (Topic 946). The ASU changes the approach to the investment company assessment in Topic 946, clarifying the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. This update would also require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting and to include additional disclosures. The ASU is effective for reporting periods beginning after December 15, 2013. We are currently evaluating the impact of this ASU on Launch Equity for 2014.
Note 4. Investment Securities
The disclosures below include details of Artisan’s investments. Investments held by Launch Equity are described in Note 9, "Variable and Voting Interest Entities".

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2013
Equity mutual funds	$18,335	$3,937	$(33)	$22,239
At December 31, 2012
Equity mutual funds	$13,335	$1,906	$—	$15,241
Artisan’s investments in equity mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to Accumulated other comprehensive income (loss).
Artisan held one security as of June 30, 2013 in an unrealized loss position. The duration of the loss is less than one month and is attributable to market conditions. Based on the limited severity and duration of the unrealized loss, this investment is not considered to be other-than-temporarily impaired.
As of December 31, 2012, Artisan held no available-for-sale securities in an unrealized loss position.

Note 5. Fair Value Measurements
The table below presents information about Artisan’s assets and liabilities that are measured at fair value and the valuation techniques we utilized to determine such fair value. The fair value of financial instruments held by Launch Equity is presented in Note 9, "Variable and Voting Interest Entities". The fair value of the Company's borrowings is presented in Note 6, "Borrowings".
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2013 and December 31, 2012:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2013
Assets
Cash and cash equivalents	$257,404	$257,404	$—	$—
Equity mutual funds	22,239	22,239	—	—
Liabilities
Contingent value rights	22,020	—	—	22,020

December 31, 2012
Assets
Cash and cash equivalents	$141,159	$141,159	$—	$—
Equity mutual funds	15,241	15,241	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Our Level 1 assets generally consist of marketable open-end mutual funds or UCITS. Our only Level 3 liabilities are the CVRs, which are discussed below. There were no Level 3 assets or liabilities as of December 31, 2012.
Our policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three and six months ended June 30, 2013 and 2012.
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
The CVRs may require Artisan to make a cash payment to the holders thereof on July 11, 2016, or, if earlier, five business days after the effective date of a change in control of Artisan. The amount of any required payment will depend on the average of the daily volume weighted average price, or VWAP, of APAM Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the CVR holders with respect to their equity interest in Artisan, subject to a maximum aggregate payment of $100,000 for all CVRs. The CVRs will be terminated without a payment if the average of the daily VWAP of APAM Class A common stock over any period of 60 consecutive trading days, beginning no earlier than June 12, 2014, is at least $43.11 divided by the then-applicable conversion rate applicable to the convertible preferred stock.

Because the CVRs are not traded and therefore there is no market price for them, the fair value of the CVR liability is determined using a Monte Carlo pricing model. Monte Carlo simulation is often used to value complex derivative instruments by simulating various path-dependent conditions. The observable and unobservable assumptions used in the pricing model are included in the table below. Artisan's nonperformance or credit risk is embodied within the Monte Carlo pricing model through the discount rate assumption. For the three and six months ended June 30, 2013, there were no changes in credit risk that would have an adverse impact on the CVR valuation. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of Artisan's management.
Significant unobservable inputs include expected stock prices, expected volatility, dividend yield rate, and discount rate. Significant increases in the expected stock prices, discount rate and expected volatility would result in a significantly lower fair value measurement. Significant increases in the dividend yield rate would result in a significantly higher fair value measurement.

June 30, 2013
Observable assumptions:
Price per share of Class A common stock	$49.91
Remaining term of CVRs	3.03 years
Unobservable assumptions:
Expected price volatility of Class A common stock	37.00%
Dividend yield rate	4.40%
Discount rate	5.00%
The unobservable assumptions were derived as follows:

•	Expected price volatility of Class A common stock - based on the average historical 3.03-year volatility of a peer group of public companies selected by management.

•	Dividend yield rate - based on management's assumptions of future dividends on Class A common stock and the price per share of Class A common stock.

•	Discount rate - based on the average of Artisan's borrowing rate and similar rates observed among a peer group of public companies selected by management.
As of June 30, 2013, a fair value of $22,020 has been recorded as a liability for the CVRs. For the three and six months ended June 30, 2013, gains of $8,620 and $33,420, respectively, were recorded in other non-operating gains (losses) to reflect a decrease in the estimated fair value of the CVR liability.
The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2013:

Balance at December 31, 2012	$—
Issuance of contingent value rights	55,440
(Gains) losses included in earnings	(33,420)
Balance at June 30, 2013	$22,020

Note 6. Borrowings
Artisan's borrowings consist of the following:

		June 30, 2013		December 31, 2012
	Maturity	Outstanding Balance	Interest Rate Per Annum	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA	90,000	1.96%	(1)
Senior notes
Series A	August 2017	60,000	4.98%	60,000	4.98%
Series B	August 2019	50,000	5.32%	50,000	5.32%
Series C	August 2022	90,000	5.82%	90,000	5.82%
Total borrowings		$200,000		$290,000
(1) Interest rate under revolving credit agreement represents LIBOR plus the applicable margin as of December 31, 2012.
The fair value of borrowings was approximately $197,744 as of June 30, 2013. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 5, "Fair Value Measurements".
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
In connection with the closing of the IPO, we paid all of the then-outstanding principal amount of loans under the revolving credit agreement. As of June 30, 2013, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.
Senior notes - The fixed interest rate on each series of unsecured notes is subject to a 1.00% increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio.
Interest expense incurred on the term loan, unsecured notes and revolving credit agreement was $2,769 and $2,072 for the three months ended June 30, 2013 and 2012, respectively, and $5,862 and $4,318 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2013	$—
2014	—
2015	—
2016	—
Thereafter	200,000
$200,000
Note 7. Derivative Instruments
Prior to August 16, 2012, Holdings was a party to a forward starting interest rate swap with a counterparty that had a total notional value of $200,000 upon issuance, a start date of July 1, 2011, and a final maturity date of July 1, 2013. Holdings entered into that agreement on November 22, 2010. The counter-party under this forward starting interest rate swap contract paid Holdings variable interest at the three-month LIBOR rate, and Holdings paid the counterparty a fixed interest rate of 1.04%. This forward starting interest rate swap effectively converted the amended Term Loan into fixed rate debt to the extent of the notional value of the swap contract, in order to manage interest rate risk on the amended Term Loan. On December 14, 2011, Holdings discontinued the hedge accounting treatment of the swap because the hedged forecasted transaction was no longer probable of occurring. All prospective fair value changes of the derivative were recognized in earnings. On August 16, 2012, Holdings terminated the swap in connection with the repayment of the entire then-outstanding principal amount of the Term Loan and made a required final swap settlement payment of $1,135. Net interest expense incurred on the interest rate swap was $282 and $520 for the three and six months ended June 30, 2012, respectively.
See Note 5, "Fair Value Measurements" for information regarding the contingent value rights.
The following table presents gains (losses) recognized on derivative instruments for the three and six months ended June 30, 2013 and 2012:

		Three months ended June 30,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses

Contingent value rights	Net gain on the valuation of contingent value rights	$8,620	$—	$—	$—
Interest rate swap	Gain (loss) on interest rate swap	—	—	250	—
Total		$8,620	$—	$250	$—

		Six months ended June 30,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses

Contingent value rights	Net gain on the valuation of contingent value rights	$33,420	$—	$—	$—
Interest rate swap	Gain (loss) on interest rate swap	—	—	—	(52)
Total		$33,420	$—	$—	$(52)
Note 8. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are our historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. As of June 30, 2013, APAM held approximately 22% of the economic interests in Holdings. "Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings" on the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings. All income for the period prior to March 12, 2013, is entirely attributable to noncontrolling interests.

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
Artisan Partners Launch Equity LP
We serve as the investment adviser for Launch Equity, a private investment partnership which seeks to achieve returns primarily through capital appreciation, while also mitigating market risk through the use of hedging strategies. We receive management fees as compensation for services provided as the investment adviser. We also maintain, through Artisan Partners Alternative Investments GP LLC, a direct equity investment in the fund and receive an allocation of profits based upon Launch Equity's net capital appreciation during a fiscal year. Each of these represents a variable interest in the fund.
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
The following tables reflect the impact of consolidating Launch Equity's assets and liabilities into the Consolidated Statement of Financial Condition as of June 30, 2013 and December 31, 2012 and results into the Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012.

Condensed Consolidating Statements of Financial Condition

	As of June 30, 2013				As of December 31, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Cash and cash equivalents	$257,404	$—	$—	$257,404	$141,159	$—	$—	$141,159
Cash and cash equivalents of consolidated investment products	—	16,068	—	16,068	—	10,180	—	10,180
Accounts receivable	53,843	—	—	53,843	46,022	—	—	46,022
Accounts receivable of consolidated investment products	—	1	—	1	—	10,595	—	10,595
Investment securities of consolidated investment products	1	60,066	(1)	60,066	1	46,237	(1)	46,237
Other assets	103,579	—	—	103,579	33,367	—	—	33,367
Total assets	$414,827	$76,135	$(1)	$490,961	$220,549	$67,012	$(1)	$287,560

Payables of consolidated investment products	$—	$64	$—	$64	$—	$10,726	$—	$10,726
Securities sold, not yet purchased of consolidated investment products	—	32,652	—	32,652	—	19,586	—	19,586
Other liabilities	396,027	—	—	396,027	572,769	—	—	572,769
Total liabilities	396,027	32,716	—	428,743	572,769	30,312	—	603,081
Redeemable preferred units	—	—	—	—	357,194	—	—	357,194
Total stockholders' equity	50,091	—	—	50,091	—	—	—	—
Noncontrolling interest - Artisan Partners Holdings	(31,291)	1	(1)	(31,291)	(709,414)	1	(1)	(709,414)
Noncontrolling interest - Launch Equity	—	43,418	—	43,418	—	36,699	—	36,699
Total equity (deficit)	18,800	43,419	(1)	62,218	(709,414)	36,700	(1)	(672,715)
Total liabilities and equity	$414,827	$76,135	$(1)	$490,961	$220,549	$67,012	$(1)	$287,560

Condensed Consolidating Statements of Operations

	Three Months Ended
	June 30, 2013				June 30, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$162,042	$—	$(109)	$161,933	$120,858	$—	$(72)	$120,786
Total operating expenses	113,658	—	(109)	113,549	79,351	—	(72)	79,279
Operating income	48,384	—	—	48,384	41,507	—	—	41,507
Non-operating income (loss)	5,729	—	—	5,729	(2,302)	—	—	(2,302)
Net losses of consolidated investment products	—	(1,210)	—	(1,210)	—	(955)	—	(955)
Total non-operating income (loss)	5,729	(1,210)	—	4,519	(2,302)	(955)	—	(3,257)
Income (loss) before income taxes	54,113	(1,210)	—	52,903	39,205	(955)	—	38,250
Provision for income taxes	5,873	—	—	5,873	247	—	—	247
Net income (loss)	48,240	(1,210)	—	47,030	38,958	(955)	—	38,003
Net income attributable to noncontrolling interests - Artisan Partners Holdings	42,442	—	—	42,442	38,958	—	—	38,958
Net loss attributable to noncontrolling interests - Launch Equity	—	(1,210)	—	(1,210)	—	(955)	—	(955)
Net income attributable to Artisan Partners Asset Management Inc.	$5,798	$—	$—	$5,798	$—	$—	$—	$—

	Six Months Ended
	June 30, 2013				June 30, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$310,369	$—	$(213)	$310,156	$240,598	$—	$(139)	$240,459
Total operating expenses	683,299	—	(213)	683,086	194,726	—	(139)	194,587
Operating income (loss)	(372,930)	—	—	(372,930)	45,872	—	—	45,872
Non-operating income (loss)	27,319	—	—	27,319	(5,284)	—	—	(5,284)
Net gains of consolidated investment products	—	3,569	—	3,569	—	1,539	—	1,539
Total non-operating income (loss)	27,319	3,569	—	30,888	(5,284)	1,539	—	(3,745)
Income (loss) before income taxes	(345,611)	3,569	—	(342,042)	40,588	1,539	—	42,127
Provision for income taxes	10,322	—	—	10,322	579	—	—	579
Net income (loss)	(355,933)	3,569	—	(352,364)	40,009	1,539	—	41,548
Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(364,681)	—	—	(364,681)	40,009	—	—	40,009
Net income attributable to noncontrolling interests - Launch Equity	—	3,569	—	3,569	—	1,539	—	1,539
Net income attributable to Artisan Partners Asset Management Inc.	$8,748	$—	$—	$8,748	$—	$—	$—	$—
The carrying value of Launch Equity's consolidated investments is also their fair value. Short and long positions on equity securities are valued based upon closing market prices of the security on the principal exchange on which they are traded. The following table presents the fair value hierarchy levels of investments and liabilities held by Launch Equity which are measured at fair value as of June 30, 2013 and December 31, 2012:

	Assets and Liabilities at Fair Value:
	Total	Level 1	Level 2	Level 3
June 30, 2013
Assets
Cash and cash equivalents	$16,068	$16,068	$—	$—
Equity securities – long position	$60,066	$60,066	$—	$—
Liabilities
Equity securities – short position	$32,652	$32,652	$—	$—

December 31, 2012
Assets
Cash and cash equivalents	$10,180	$10,180	$—	$—
Equity securities – long position	$46,237	$46,237	$—	$—
Liabilities
Equity securities – short position	$19,586	$19,586	$—	$—

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
Partnership distributions totaled $20,379 and $33,699 for the three months ended June 30, 2013 and 2012, respectively, and $186,620 and $53,507 for the six months ended June 30, 2013 and 2012, respectively. The portion of these distributions made prior to the IPO to the holders of Class B common units (which were classified as liability awards prior to the IPO) are reflected as compensation and benefits expense within the Consolidated Statements of Operations. The portion of these distributions made, prior to the IPO, to the other holders of common units and, after the IPO, to all unitholders impact total stockholders' equity, with the exception of the portion of distributions made to APAM, the general partner of Holdings.
The pre-IPO partners of Holdings received APAM shares in connection with the reorganization and IPO, as described below.
APAM - Stockholders' Equity
As of June 30, 2013, APAM had the following authorized and outstanding equity:

	Shares at June 30, 2013
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	12,712,279	1 vote per share	Proportionate (2)
Class B, par value $0.01 per share	200,000,000	25,839,002	5 votes per share (1)	None (2)
Class C, par value $0.01 per share	400,000,000	28,834,161	1 vote per share (1)	None (2)

Preferred shares
Convertible preferred, par value $0.01 per share	15,000,000	2,565,463	1 vote per share	Proportionate (2)
(1) In connection with the IPO-related reorganization, each of our employee-partners and Artisan Investment Corporation granted an irrevocable voting proxy with respect to all shares of our common stock they held at such time or acquire from us in the future to a Stockholders Committee. As of June 30, 2013, our employee-partners held all 25,839,002 outstanding shares of Class B common stock and AIC held 9,627,644 outstanding shares of Class C common stock.

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
In connection with the reorganization and IPO described in Note 2, "Reorganization and IPO", APAM issued the following shares during the six months ended June 30, 2013:
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

Class B Common Stock
APAM issued 26,271,120 shares of Class B common stock to employee-partners in amounts equal to the number of Class B common units those individuals held in Holdings. Upon termination of employment with Artisan, an employee-partner's vested Class B common units are automatically exchanged for Class E common units; unvested Class B common units are forfeited. The employee-partner's shares of Class B common stock are canceled and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner's number of Class E common units. The former employee-partner's Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three and six months ended June 30, 2013, 432,118 shares of Class B common stock were canceled as a result of the termination of employment of employee-partners.
Class C Common Stock
APAM issued 28,442,643 shares of Class C common stock to certain investors in Holdings. The number of shares issued was equal to the number of units the investors held in Holdings. During the three and six months ended June 30, 2013, 391,518 shares of Class C common stock were issued to former employee-partners in connection with the termination of their employment as described above.
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
Note 11. Compensation and Benefits

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Salaries, incentive compensation and benefits	$69,251	$53,561	$141,931	$109,254
Pre-offering related compensation - share-based awards	23,851	(4,931)	357,082	29,884
Pre-offering related compensation - other	—	13,747	143,035	21,895
Total compensation and benefits	$93,102	$62,377	$642,048	$161,033
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

Pre-offering related compensation consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Change in value of Class B liability awards	$—	$(4,931)	$41,942	$29,884
Class B award modification expense	—	—	287,292	—
Amortization expense on pre-offering Class B awards	23,851	—	27,848	—
Pre-offering related compensation - share-based awards	23,851	(4,931)	357,082	29,884

Pre-offering related cash incentive compensation	—	—	56,788	—
Pre-offering related bonus make-whole compensation	—	—	20,520	—
Distributions on Class B liability awards	—	13,747	65,727	21,895
Pre-offering related compensation - other	—	13,747	143,035	21,895
Total pre-offering related compensation	$23,851	$8,816	$500,117	$51,779
Pre-offering related compensation - share-based awards
Historical Class B share-based awards
Holdings historically granted Class B share-based awards to certain employees. These awards vested over a period of five years. Prior to the IPO, all vested Class B awards were subject to mandatory redemption on termination of employment for any reason and were reflected as liabilities measured at fair value; unvested Class B awards were forfeited on termination of employment. The vested Class B liability awards of a terminated employee were historically redeemed in cash in annual installments, generally over the five years following termination of employment. The change in value of Class B liability awards and distributions to Class B limited partners were treated as compensation expense.
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. Prior to July 15, 2012, the redemption value of a Class B award was based on the partner's equity balance which was determined for this purpose using a formula based on then-current EBITDA (excluding share-based compensation charges) multiplied by a stated multiple, adjusted to take into account working capital, debt and noncurrent liabilities associated with Class B partner redemptions. From July 15, 2012 through completion of the IPO-related reorganization, the redemption value of a Class B common unit held by a terminated employee-partner was based on the fair market value of the firm by reference to the value of asset management firms with publicly-traded equity securities. We estimated the aggregate fair value of all outstanding Class B awards in connection with preparation of our financial statements by first determining the value of the business based on the probability weighted expected return method. This approach considered the value of the business, calculated using a discounted cash flow analysis and a market approach using earnings multiples of comparable entities, under various scenarios. Significant inputs included historical revenues and expenses, future revenue and expense projections, discount rates and market prices of comparable entities. The value of the business as determined was then adjusted to take into account working capital, debt and noncurrent liabilities associated with Class B partner redemptions and allocated to individual partnership interests based on their respective terms.
Prior to the IPO-related reorganization and IPO, the redemption value of Class B awards held by an employee-partner whose employment was terminated included a premium in the case of employment terminated by reason of death, disability or retirement. A qualifying retirement required the employee to have had 10 years or more of service as of the date of retirement and to have given Artisan written notice of the intention to retire at least three years prior to the date of retirement, subject to Artisan's right, at its discretion, to accept a period of notice that was shorter, but not less than one year. Acceptance of an individual's retirement notification obligated Holdings to pay the premium. However, in the event the employee was terminated for any reason during the additional period of employment, the retirement premium was no longer applicable. We considered termination of employment by reason of death or disability to be not probable and therefore, unless Holdings had accepted a partner's retirement notification, the premium was not included in calculating the redemption value of that partner's individual Class B award. Unless a retirement notification had been accepted, the redemption value of Class B awards was calculated assuming a holder's termination of employment was the result of resignation or involuntary termination by Artisan and had been recorded as Class B liability award on the Consolidated Statements of Financial Condition.

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
The Class B awards of partners whose services to Holdings terminated prior to the IPO will be redeemed for payments totaling $27,561 and $29,257 as of June 30, 2013 and December 31, 2012, respectively. Payments of $769 and $4,228 were made for the three and six months ended June 30, 2013, respectively. Additionally, the partner redemption liability was increased $2,532 for a partner whose employment terminated in the first quarter prior to the IPO.
The aggregate redemption values and liabilities of the Class B obligation were as follows:

	As of As of June 30, 2013	As of December 31, 2012
Redemption value:
Vested Class B share-based awards	$—	$225,249
Unvested Class B share-based awards	—	103,052
Purchased Class B share-based awards	—	2,811
Aggregate fair value	$—	$331,112
Liabilities:
Class B share-based awards	$—	$225,249
Redeemed Class B share-based awards	27,561	29,257
At December 31, 2012, the aggregate fair value of unrecognized compensation cost for the unvested Class B awards was $103,052 with a weighted average recognition period of 3.30 years remaining.
Modification of Class B share-based awards
As a part of the IPO-related reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment is considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. As a result of the modification, we recognized a non-recurring expense of $287,292 based on the elimination of the redemption feature associated with the Class B awards recorded as the difference between the fair value and carrying value of the liability associated with the vested Class B common units immediately prior to the IPO. For any unvested Class B awards, we will recognize recurring non-cash compensation charges over the remaining vesting period. No additional awards were granted during the six months ended June 30, 2013.
The following table summarizes the activity related to unvested Class B awards during the period March 12, 2013 to June 30, 2013:

	March 12, 2013 to June 30, 2013
	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at March 12	$30.00	7,624,004
Granted	—	—
Forfeited	—	(22,381)
Vested	—	(928,294)
Unvested at June 30	$30.00	6,673,329
The unrecognized compensation expense for the unvested Class B awards as of June 30, 2013 was $200,200 with a weighted average recognition period of 3.01 years remaining.

Upon termination of employment with Artisan, an employee-partner's vested Class B common units are automatically exchanged for Class E common units; unvested Class B common units are forfeited. The employee-partner's shares of Class B common stock are canceled and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner's number of Class E common units. The former employee-partner's Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings.
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
The H&F Corp Merger described in Note 2, "Reorganization and IPO" resulted in an increase in tax basis which we expect will reduce future U.S. federal and state income taxes and create a liability under the TRA between APAM and the former shareholder of H&F Corp. The purchase by APAM of Class A common units in connection with the IPO also resulted in an increase in tax basis which we expect will reduce future U.S. federal and state income taxes and create a liability under the TRA between APAM and the limited partners of Holdings. The TRAs require APAM to pay to the relevant counterparty an amount equal to 85% of the cash tax savings (if any) resulting from the increased tax benefits from the transaction giving rise to the tax benefit and for APAM to retain 15% of such benefits. Accordingly, balances of deferred tax assets, amounts payable under TRA and additional paid-in capital were $62,044, $53,618 and $9,462, respectively, as of June 30, 2013. See Note 3, "Summary of Significant Accounting Policies" for further information. No amounts were paid under the TRAs for the six months ended June 30, 2013.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Current:
Federal	$1,962	$—	$3,139	$—
State and local	372	—	917	—
Foreign	138	247	220	579
Total	2,472	247	4,276	579
Deferred:
Federal	3,308	—	5,896	—
State and local	93	—	150	—
Total	3,401	—	6,046	—
Income tax expense	$5,873	$247	$10,322	$579

Net deferred tax assets comprise the following:

	As of June 30, 2013	As of December 31, 2012
Deferred tax assets:
Step-up of tax basis (1)	$62,044	$—
Contingent value rights (2)	1,549	—
Other (3)	883	—
Total deferred tax assets	64,476	—
Less: valuation allowance (4)	—	—
Net deferred tax assets	$64,476	$—
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of June 30, 2013 and December 31, 2012.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2013, our U.S. federal income tax returns for the years 2010 through 2012 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2012. Foreign tax returns are generally subject to audit from 2010 to 2012.
Note 13. Earnings per Share
Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Income available to Class A common stockholders is computed by deducting from net income attributable to APAM, dividends declared or paid to convertible preferred stockholders during the period and allocating undistributed earnings to the Class A common shares and participating securities, according to their respective rights to participate in those earnings. The IPO and related reorganization closed on March 12, 2013. All income for the period prior to that date was entirely allocable to noncontrolling interest. As a result, only net income allocable to APAM from the period subsequent to the IPO is included in net income (loss) available to Class A common stockholders for the period ended June 30, 2013.
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
At June 30, 2013, there were 54,673,163 limited partnership units of Holdings outstanding which, subject to certain restrictions and conditions, will be exchangeable for up to 54,673,163 shares of the Company's Class A common stock beginning on March 12, 2014, unless we were to allow earlier exchanges. Such units/shares were not included in the calculation of diluted net income (loss) per common share because the effect would have been anti-dilutive.
The computation of weighted average common shares outstanding considers the outstanding shares of Class A common stock from March 12, 2013, through June 30, 2013. The Class B and Class C common shares do not share in profits of APAM and therefore are not reflected.

The computation of basic and diluted earnings per share for the three months ended June 30, 2013 and the period March 12, 2013 through June 30, 2013 were as follows (in thousands, except for per share amounts):

	For the Three Months Ended June 30, 2013	For the Period from March 12, 2013 through June 30, 2013
Numerator:
Net income (loss) allocable to APAM - diluted	$5,798	$8,748
Convertible preferred stock dividends	—	—
Net income allocated to participating securities	(973)	(1,467)
Net income (loss) allocable to common shareholders	$4,825	$7,281
Denominator:
Weighted average shares outstanding - basic	12,728,949	12,728,949
Effect of dilutive securities	2,565,463	2,565,463
Weighted average shares outstanding - diluted	15,294,412	15,294,412
Earnings per share - basic	$0.38	$0.57
Earnings per share - diluted	$0.38	$0.57
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
Affiliate transactions—Artisan Funds
We have agreements to serve as the investment manager of Artisan Funds, with which certain of our employees are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Artisan Funds annually, we receive a fee based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.64% to 1.25%. We generally collect revenues related to these services on the last business day of each month and record them in Management fees in the Consolidated Statement of Operations. We have contractually agreed to waive our management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than 1.50% of average daily net assets through February 1, 2014. In addition, we may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with us receive no compensation from the funds. At June 30, 2013 and December 31, 2012, respectively, accounts receivable included $0 and $81 due from Artisan Funds.
Fees for managing the Artisan Funds and amounts waived or reimbursed by us for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Investment management fees:
Artisan Funds	$107,533	$80,220	$205,613	$159,082
Fee waiver / expense reimbursement:
Artisan Funds	$1	$49	$122	$115

Affiliate transactions—Artisan Global Funds
We have agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain of our employees are affiliated. Under the terms of these agreements, we receive a fee based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. We reimburse each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including our fee, exceed certain levels, which range from 0.10% to 0.20%. At June 30, 2013 and December 31, 2012, respectively, accounts receivable included $851 and $728 due from Artisan Global Funds.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by us are as follows:

	For the For the Three Months Ended June 30,		For the For the Six Months Ended June 30,
	2013	2012	2013	2012
Investment management fees:
Artisan Global Funds	$2,109	$633	$3,548	$1,217
Fee waiver / expense reimbursement:
Artisan Global Funds	$301	$47	$427	$379
Affiliate transactions—Launch Equity
We have an agreement to serve as the investment manager of Launch Equity. Under the terms of the agreement we earn a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At our discretion, the fee may be waived and certain expenses reimbursed to the extent they exceed a certain level. We expect to waive 100% of our quarterly fee and reimburse Launch Equity for all operating expenses, and we may waive other expenses as well. We are entitled to receive an allocation of profits from Launch Equity equal to 20% of Launch Equity’s net capital appreciation as determined at the conclusion of its fiscal year, which also may be waived at our discretion and which we expect to waive in the future. Expense reimbursements totaled $47 and $44 for the three months ended June 30, 2013 and 2012, respectively and $87 and $81 for the six months ended June 30, 2013 and 2012, respectively.
Affiliate transactions—AIC
We have cost sharing arrangements with AIC, as well as AIC’s beneficial owners, Andrew A. Ziegler (an Artisan employee and our Executive Chairman) and Carlene M. Ziegler (also an Artisan employee), pursuant to which we and certain of our employees provide certain administrative services to AIC and its owners, and AIC and its owners reimburse us for the costs related to such services. At June 30, 2013 and December 31, 2012, accounts receivable included $28 and $231 due from AIC, respectively.
Note 16. Subsequent Events
2013 Omnibus Incentive Compensation Plan
On July 17, 2013, the board of directors of APAM approved the issuance of 1,575,157 restricted shares of Class A common stock to employees of the Company and its subsidiaries pursuant to the Company's 2013 Omnibus Incentive Compensation Plan. In general, these awards will vest pro rata in the third fiscal quarter of each of the next five years. Compensation expense associated with these awards is expected to be approximately $79,200, which will be recognized over the five-year vesting period.
Distributions and dividends
On July 17, 2013, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $19,080 to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a $0.43 per share dividend with respect to APAM's Class A common stock. The APAM dividend is payable on August 26, 2013, to shareholders of record as of August 12, 2013.

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
We have five autonomous investment teams that oversee thirteen distinct U.S., non-U.S. and global investment strategies. Each strategy is offered through multiple investment vehicles to accommodate a broad range of client mandates.
Global equity market conditions can materially affect our financial performance. Global equity markets were generally strong during the second quarter and year to date period ended June 30, 2013. Equity market indices generally increased in the U.S and were mixed outside the U.S. during the three and six months ended June 30, 2013, as evidenced by the 2.9% and 13.8% total returns of the S&P 500 and -0.4% and 6.1% total returns of the MSCI All Country World indices, during the respective periods.
As of June 30, 2013, our assets under management ("AUM") were $85.8 billion. During the three months ended June 30, 2013 we generated $162.0 million in revenues on $85.3 billion in average AUM. For the six months ended June 30, 2013 we generated $310.2 million in revenues on $82.3 billion in average AUM. A combination of net client cash inflows of $1.4 billion and $3.6 billion and market appreciation of $1.2 billion and $7.9 billion, contributed to our growth in AUM and revenues for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2013 we had positive net client cash flows in eight of our 13 strategies and four of five distribution channels, sourced from clients located in the U.S. and abroad. For the six months ended June 30, 2013 we had positive net client cash flows in 11 of our 13 strategies and four of five distribution channels, sourced from clients located in the U.S. and abroad. As of June 30, 2013 we had approximately 290 employees.
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
The historical results of operations discussed below are those of Holdings and its consolidated subsidiaries for the period prior to March 12, 2013, and thereafter are of APAM and its consolidated subsidiaries (including Holdings). Our employees and other investors held approximately 78% of the equity interests in Holdings as of June 30, 2013. As a result, our post-IPO results reflect a significant noncontrolling interest. As of June 30, 2013, our net income represented approximately 22% of Holdings' net income.
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

As part of the IPO Reorganization, the grant agreements pursuant to which the Class B interests were granted were amended to eliminate the cash redemption feature. As a result, liability award accounting no longer applies and the costs associated with distributions to our Class B partners and changes in the value of Class B liability awards are no longer recognized as compensation expense. However, we will continue to record compensation expense for the fair value of the Class B common units that were unvested at the time of the IPO Reorganization over their remaining vesting period. The total value of unvested Class B common units as of June 30, 2013 was $200.2 million. Also as a result of the IPO Reorganization, we recognized a non-recurring compensation expense based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO Reorganization and the value based on the offering price per share of Class A common stock ($30.00 per share). The amount of this non-recurring charge was $287.3 million. We also recognized a $56.8 million compensation expense relating to a cash incentive compensation payment we made to certain of our portfolio managers in connection with the IPO and $20.5 million of compensation expense associated with the reallocation of profits after the IPO which otherwise would have been allocable and distributable to Holdings' pre-IPO non-employee partners but were instead allocated to certain of Artisan Partners Holdings' employee-partners.
Issuance of CVRs
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO that, collectively, are similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. The CVRs are classified as liabilities and are accounted for under ASC 815 as derivatives. As of June 30, 2013, a fair value of $22.0 million has been recorded as a liability for the CVRs. For the three and six months ended June 30, 2013, gains of $8.6 million and $33.4 million, respectively were recorded in other non-operating gains (losses) to reflect a decrease in the fair value of the CVR liability.
The CVRs may require Artisan to make a cash payment to the CVR holders on July 11, 2016, or, if earlier, five business days after the effective date of a change in control of Artisan. The amount of any required payment will depend on the average of the daily volume weighted average price, or VWAP, of APAM Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the CVR holders with respect to their equity interest in Artisan, subject to a maximum aggregate payment of $100.0 million for all CVRs. The CVRs will be terminated without a payment if the average of the daily VWAP of APAM Class A common stock over any period of 60 consecutive trading days, beginning no earlier than June 12, 2014, is at least $43.11 divided by the then-applicable conversion rate applicable to the convertible preferred stock.
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
As of June 30, 2013, a deferred tax asset of $64.5 million and amounts payable under the TRAs of $53.6 million have been recorded in the Condensed Consolidated Statements of Financial Condition as a result of the above items and other tax impacts of the IPO Reorganization.
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
Costs of Being a Public Company
Following the IPO, we have incurred, and expect to continue to incur, additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors' and officers' liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. In addition, we expect to incur expense during the third and fourth quarters of 2013 and the first quarter of 2014, currently expected to be between $2.0 and $3.0 million in aggregate, in obtaining the necessary approvals from the boards and shareholders of the mutual funds we advise and sub-advise and the necessary consents from our separate account clients in connection with the change of control (for purposes of the Investment Company Act and Investment Advisers Act) that we expect to occur in 2014. Further, we may incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock. These additional expenses will increase our general and administrative expenses and reduce our net income.
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
Our AUM increased to $85.8 billion at June 30, 2013, an increase of $21.7 billion, or 33.9%, from June 30, 2012 due to $15.1 billion in market appreciation and $6.6 billion of net client cash inflows. Average AUM during the quarter ended June 30, 2013 was $85.3 billion, an increase of 34.1% compared to average AUM during the quarter ended June 30, 2012 of $63.6 billion. Average AUM for the six months ended June 30, 2013 was $82.3 billion, an increase of 30.0% compared to average AUM for the six months ended June 30, 2012 of $63.3 billion. As of June 30, 2013, 11% of our AUM was sourced from non-U.S. clients, up from 9% of AUM as of June 30, 2012.
For the three months ended June 30, 2013, eight of our 13 investment strategies experienced net client cash inflows, resulting in net client cash inflows of $1.4 billion for the period. The Global Value strategy, managed by the Global Value team, and the Global Opportunities strategy, managed by the Growth team, received the most net inflows, gathering net inflows of $658.8 million and $325.5 million, respectively. Artisan Funds and Artisan Global Funds gathered $1.4 billion of net inflows primarily through our broker dealer and financial advisor channels. Separate accounts had net inflows of $62.0 million.
For the six months ended June 30, 2013, 11 of our 13 investment strategies experienced net client cash inflows, resulting in net client cash inflows of $3.6 billion for the period. Strategies managed by our Global Value team received the most net inflows, gathering $2.6 billion of net inflows comprised of $1.6 billion into the Global Value strategy and $0.9 billion into the Non-U.S. Value strategy. During the six months ended June 30, 2013, our Emerging Markets strategy experienced net client cash outflows. For the six months ended June 30, 2013, Artisan Funds and Artisan Global Funds gathered $3.7 billion of net inflows primarily through our broker dealer and financial advisor channels. Separate accounts had net client cash outflows of $0.1 billion. Historically, we have observed that client activity tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters. However, there can be no guarantee that past experience will be indicative of future activity.
We monitor the availability of attractive investment opportunities relative to the amount of assets we manage in each of our investment strategies. When appropriate, we will close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our aggregate AUM may be negatively impacted in the short term. We may also re-open a strategy, widely or selectively, to fill available capacity or manage the diversification of our client base in that strategy. On August 2, 2013, we closed our Small Cap Growth strategy to most new investors and clients relationships. The Small Cap Growth strategy had net client cash inflows of $314.5 million for the six months ended June 30, 2013.
During the second quarter of 2013 we launched our thirteenth investment strategy, the Global Small- Cap Growth strategy which is managed by our Global Equity team. We also launched the US Value Equity UCITS fund during the second quarter of 2013.
The table below sets forth changes in our total AUM:

	For the Three Months Ended June 30,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Beginning assets under management	$83,178	$66,493	$16,685	25.1%
Gross client cash inflows	4,970	4,342	628	14.5%
Gross client cash outflows	(3,556)	(2,980)	(576)	(19.3)%
Net client cash flows	1,414	1,362	52	3.8%
Market appreciation (depreciation)	1,199	(3,783)	4,982	131.7%
Ending assets under management	$85,791	$64,072	$21,719	33.9%
Average assets under management	$85,341	$63,637	$21,704	34.1%

	For the Six Months Ended June 30,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Beginning assets under management	$74,334	$57,104	$17,230	30.2%
Gross client cash inflows	11,294	8,750	2,544	29.1%
Gross client cash outflows	(7,694)	(5,992)	(1,702)	(28.4)%
Net client cash flows	3,600	2,758	842	30.5%
Market appreciation (depreciation)	7,857	4,210	3,647	86.6%
Ending assets under management	$85,791	$64,072	$21,719	33.9%
Average assets under management	$82,258	$63,263	$18,995	30.0%
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
The table below sets forth our AUM by distribution channel:

	As of June 30, 2013		As of June 30, 2012
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Defined Contribution	$17,262	20.1%	$14,112	22.0%
Broker Dealer	16,748	19.5%	10,707	16.7%
Financial Advisor	8,141	9.5%	5,770	9.0%
Institutional	38,894	45.4%	30,119	47.0%
Retail	4,746	5.5%	3,364	5.3%
Ending Assets Under Management(1)	$85,791	100.0%	$64,072	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Total
June 30, 2013	(unaudited; in millions)
Beginning assets under management	$22,082	$19,248	$16,869	$23,214	$1,765	$83,178
Gross client cash inflows	1,207	1,144	1,184	1,405	30	4,970
Gross client cash outflows	(1,175)	(1,046)	(790)	(505)	(40)	(3,556)
Net client cash flows	32	98	394	900	(10)	1,414
Market appreciation (depreciation)	75	236	503	545	(160)	1,199
Transfers	—	—	—	—	—	—
Ending assets under management	$22,189	$19,582	$17,766	$24,659	$1,595	$85,791
Average assets under management	$22,585	$19,334	$17,374	$24,324	$1,724	$85,341
June 30, 2012
Beginning assets under management	$18,499	$16,940	$13,615	$14,648	$2,791	$66,493
Gross client cash inflows	750	1,138	1,219	1,090	145	4,342
Gross client cash outflows	(1,128)	(911)	(686)	(201)	(54)	(2,980)
Net client cash flows	(378)	227	533	889	91	1,362
Market appreciation (depreciation)	(857)	(1,011)	(986)	(636)	(293)	(3,783)
Transfers	—	—	—	—	—	—
Ending assets under management	$17,264	$16,156	$13,162	$14,901	$2,589	$64,072
Average assets under management	$17,362	$16,155	$13,237	$14,265	$2,618	$63,637

	By Investment Team
Six Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Total
June 30, 2013	(unaudited; in millions)
Beginning assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$74,334
Gross client cash inflows	2,747	2,259	2,595	3,399	294	11,294
Gross client cash outflows	(2,083)	(1,970)	(1,359)	(848)	(1,434)	(7,694)
Net client cash flows	664	289	1,236	2,551	(1,140)	3,600
Market appreciation (depreciation)	1,433	2,571	1,838	2,222	(207)	7,857
Transfers	—	—	—	—	—	—
Ending assets under management	$22,189	$19,582	$17,766	$24,659	$1,595	$85,791
Average assets under management	$21,931	$18,746	$16,761	$23,028	$1,792	$82,258
June 30, 2012
Beginning assets under management	$16,107	$15,059	$10,893	$12,546	$2,499	$57,104
Gross client cash inflows	1,628	2,305	2,443	2,100	274	8,750
Gross client cash outflows	(2,132)	(1,674)	(1,438)	(474)	(274)	(5,992)
Net client cash flows	(504)	631	1,005	1,626	—	2,758
Market appreciation (depreciation)	1,661	466	1,264	729	90	4,210
Transfers	—	—	—	—	—	—
Ending assets under management	$17,264	$16,156	$13,162	$14,901	$2,589	$64,072
Average assets under management	$17,526	$16,225	$12,894	$13,944	$2,674	$63,263

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate account clients:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2013	(unaudited; in millions)
Beginning assets under management	$45,684	$37,494	$83,178
Gross client cash inflows	3,781	1,189	4,970
Gross client cash outflows	(2,429)	(1,127)	(3,556)
Net client cash flows	1,352	62	1,414
Market appreciation (depreciation)	533	666	1,199
Transfers	(51)	51	—
Ending assets under management	$47,518	$38,273	$85,791
Average assets under management	$47,042	$38,299	$85,341
June 30, 2012
Beginning assets under management	$36,064	$30,429	$66,493
Gross client cash inflows	3,183	1,159	4,342
Gross client cash outflows	(2,084)	(896)	(2,980)
Net client cash flows	1,099	263	1,362
Market appreciation (depreciation)	(2,145)	(1,638)	(3,783)
Transfers	(74)	74	—
Ending assets under management	$34,944	$29,128	$64,072
Average assets under management	$34,653	$28,984	$63,637

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2013	(unaudited; in millions)
Beginning assets under management	$39,603	$34,731	$74,334
Gross client cash inflows	8,351	2,943	11,294
Gross client cash outflows	(4,651)	(3,043)	(7,694)
Net client cash flows	3,700	(100)	3,600
Market appreciation (depreciation)	4,266	3,591	7,857
Transfers	(51)	51	—
Ending assets under management	$47,518	$38,273	$85,791
Average assets under management	$45,130	$37,128	$82,258
June 30, 2012
Beginning assets under management	$30,843	$26,261	$57,104
Gross client cash inflows	6,133	2,617	8,750
Gross client cash outflows	(4,051)	(1,941)	(5,992)
Net client cash flows	2,082	676	2,758
Market appreciation (depreciation)	2,147	2,063	4,210
Transfers	(128)	128	—
Ending assets under management	$34,944	$29,128	$64,072
Average assets under management	$34,347	$28,916	$63,263

As of June 30, 2013, 10 of our 13 strategies had added value relative to their broad performance benchmarks over the trailing 5-year and 10-year periods and since each strategy's inception. The table below sets forth the total AUM for each of our investment teams and strategies as of June 30, 2013, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of June 30, 2013.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team		(unaudited; in millions)
Non-U.S. Growth Strategy	1/1/1996	$20,617	387	617	405	293	681
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,369	1,200	659	460	575	598
Global Equity Strategy	4/1/2010	$195	1,755	953	N/A	N/A	878
Global Small-Cap Growth Strategy (2)	7/1/2013	$8	N/A	N/A	N/A	N/A	N/A

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$13,204	289	83	290	327	608
U.S. Small-Cap Value Strategy	6/1/1997	$4,146	(749)	(518)	(33)	223	523
Value Equity Strategy	7/1/2005	$2,232	(142)	(103)	33	N/A	100

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$13,775	(380)	292	348	172	608
U.S. Small-Cap Growth Strategy	4/1/1995	$1,949	(56)	571	453	126	99
Global Opportunities Strategy	2/1/2007	$2,010	513	935	780	N/A	683

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$13,771	972	748	1,099	672	747
Global Value Strategy	7/1/2007	$10,887	1,175	821	1,001	N/A	703

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$1,595	(292)	(455)	(297)	N/A	(124)

Total Assets Under Management (3)		$85,791
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the market index most commonly used by our clients to compare the performance of the relevant strategy for the periods presented and since its inception date. The market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy—MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy—MSCI EAFE® Small Cap Index; Global Equity strategy—MSCI ACWI® Index; Global Small-Cap Equity strategy—MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy—Russell 2000® Index; U.S. Mid-Cap Value strategy—Russell Midcap® Index; Value Equity strategy—Russell 1000® Index; U.S. Mid-Cap Growth strategy—Russell Midcap® Index; Global Opportunities strategy—MSCI ACWI® Index; U.S. Small-Cap Growth strategy—Russell 2000® Index; Non-U.S. Value strategy—MSCI EAFE® Index; Global Value strategy—MSCI ACWI® Index; Emerging Markets strategy—MSCI Emerging Markets IndexSM.

(2) Global Small-Cap Growth Strategy's composite inception date is July 1, 2013 for the purposes of calculating strategy performance. The strategy began investment operations on June 25, 2013.
(3) Includes an additional $33.2 million in assets managed in a portfolio not currently made available to investors other than our employees to evaluate its potential viability as a strategy to be offered to clients.

Results of Operations
Three months ended June 30, 2013, Compared to Three months ended June 30, 2012

	For the For the Three Months Ended June 30,		Period-to-Period
	2013	2012	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$162.0	$120.8	$41.2	34%
Operating Expenses
Total compensation and benefits	93.1	62.5	30.6	49%
Other operating expenses	20.6	16.9	3.7	22%
Total operating expenses	113.7	79.4	34.3	43%
Total operating income	48.3	41.4	6.9	17%
Non-operating income (loss)
Interest expense	(2.9)	(2.5)	(0.4)	16%
Other non-operating income	7.4	(0.8)	8.2	1,025%
Total non-operating income (loss)	4.5	(3.3)	7.8	236%
Income before income taxes	52.8	38.1	14.7	39%
Provision for income taxes	5.9	0.3	5.6	1,867%
Net income before noncontrolling interests	46.9	37.8	9.1	24%
Less: Noncontrolling interests - Artisan Partners Holdings	42.4	38.8	3.6	9%
Less: Noncontrolling interests - Launch Equity	(1.2)	(1.0)	(0.2)	20%
Net income attributable to Artisan Partners Asset Management Inc.	$5.7	$—	$5.7	—%
Per Share Data
Net income available to Class A common stock per basic share	$0.38
Net income available to Class A common stock per diluted share	$0.38
Weighted average basic shares of Class A common stock outstanding	12,728,949
Weighted average diluted shares of Class A common stock outstanding	15,294,412
Revenues
Our revenues consist of investment management fees earned from managing clients' assets. Our investment management fees fluctuate based on a number of factors, including the total value of our AUM, the composition of AUM among both our investment vehicles (including pooled vehicles available to U.S. investors, pooled vehicles available to non-U.S. investors and separate accounts) and our investment strategies (which have different fee rates), changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and for the few accounts on which we earn performance-based fees, the investment performance of those accounts relative to their designated benchmarks.
The increase in our revenues for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was driven primarily by a $21.7 billion, or 34.1%, increase in our average AUM. The increase in our average AUM was primarily attributable to market appreciation between June 30, 2012 and June 30, 2013 resulting from the rise in global equity markets. Market appreciation was $1.2 billion for the three months ended June 30, 2013 compared to $3.8 billion of market depreciation for the three months ended June 30, 2012. During the three months ended June 30, 2013, our net client cash inflows were $1.4 billion, which was an increase of $0.1 billion compared to the three months ended June 30, 2012.

Our weighted average investment management fee remained consistent at 76 basis points for the three months ended June 30, 2013 and 2012. The weighted average fee represents annualized investment management fees as a percentage of average assets under management for the applicable period (i.e., the amount of investment management fees we earn for each dollar of assets we manage). Separate accounts, including U.S-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, which in the aggregate paid a weighted average fee of 55 basis points for the three months ended June 30, 2013 and 2012, remained unchanged at 45% of our total AUM as of June 30, 2013 and 2012. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 93 and 94 basis points for the three months ended June 30, 2013 and 2012, respectively. These assets remained unchanged at 55% of our AUM at June 30, 2012 and June 30, 2013.
For the three months ended June 30, 2013 and 2012, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $52.3 million and $40.0 million of our revenues, respectively. For the three months ended June 30, 2013 and 2012, fees from Artisan Funds represented $107.6 million and $80.2 million of our revenues, respectively, and fees from Artisan Global Funds represented $2.1 million and $0.6 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses of $34.3 million compared to the second quarter of 2012 was primarily attributable to increased compensation and benefits expense, which increased by $30.6 million, or 49.0%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits	$69.2	$53.6	$15.6	29%
Change in value of Class B liability awards	—	(4.9)	4.9	(100)%
Amortization expense on pre-offering Class B awards	23.9	—	23.9	—%
Pre-offering related compensation - share-based awards	23.9	(4.9)	28.8	(588)%
Distributions on Class B liability awards	—	13.8	(13.8)	(100)%
Pre-offering related compensation - other	—	13.8	(13.8)	(100)%
Total compensation and benefits	$93.1	$62.5	$30.6	49%
The increase in salaries, incentive compensation, and benefits was driven primarily by accrued incentive compensation expense for our investment and marketing professionals. That compensation is directly linked to our revenues and increased by $11.5 million as a result of higher investment management fee revenue during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. In addition, compared to the second quarter of 2012, incentive compensation expense related to a special incentive compensation plan for certain portfolio managers increased by $0.4 million to $2.2 million as the market value of the incentive compensation plan increased with improvement in the global equity markets. This incentive compensation plan provides certain portfolio managers with additional cash compensation over a three-year period (ending on December 31, 2013) based on the then-current value of shares of mutual funds managed by those portfolio managers. The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount and increased discretionary incentive compensation expense between 2013 and 2012. We did not make equity grants to our employees during the three months ended June 30, 2013, and as a result, our salaries, incentive compensation and benefits expense for the period then ended does not include the impact of post-IPO equity-based compensation awards. On July 17, 2013, our board of directors approved the issuance of 1,575,157 restricted shares of Class A common stock to our employees and employees of our subsidiaries. In general, these awards will vest pro rata in the third fiscal quarter of each of the next five years. Total compensation expense associated with these awards is expected to be approximately $79.2 million, which will be recognized over the five-year vesting period.
Pre-offering related share-based compensation expense increased $28.8 million for the three months ended June 30, 2013 compared to the second quarter of 2012. Prior to the IPO Reorganization in March 2013, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of those awards. For the three months ended June 30, 2012 we recognized a $4.9 million compensation benefit to record the liability awards at fair value. Compensation expense for these awards for the three months ended June 30, 2013 represents the amortization of the fair value of the awards over the remaining vesting term.
Pre-offering related other compensation decreased $13.8 million for the three months ended June 30, 2013 compared to the second quarter of 2012. During the three months ended June 30, 2012, we recognized $13.8 million in compensation expense related to distributions of the retained earnings of Holdings made to our employee-partners. The underlying awards reverted to equity treatment at the IPO date, so subsequent to that date we no longer recognize distributions as compensation expense.
Other operating expenses
Distribution and marketing fees increased by $1.7 million, resulting from the overall increase in our AUM invested in Artisan Funds through certain intermediaries as well as the expansion of our global operations and our expanded marketing and branding effort. General and administrative expense increased by $1.5 million, which was primarily a result of an increase in professional fees, travel and entertainment expenses, and waived fund expenses. Professional fees increased primarily due to higher legal, accounting and tax consulting costs associated with being a public company. Travel and entertainment costs were higher due to the expansion of our global operations and distribution efforts. Waived fund expenses increased primarily as a result of launching our new Artisan Global Small Cap Fund and our new UCITS share classes during the second quarter of 2013.
Non-Operating Income (Loss)
The increase in non-operating income was primarily due to a $8.6 million gain on the valuation of contingent value rights during the quarter, partially offset by a $0.2 million increase in the loss on consolidated investment products and a $0.4 million increase in interest expense.
As discussed in Note 7, "Derivative instruments", to the Unaudited Consolidated Financial Statements included in Part I of this report, the price of our Class A common stock is one of the key variables used to determine the fair value of our CVR liability. As such, the gain on CVR was the result of a significant increase in our stock price from $39.45 per share at March 31, 2013 to the closing price of $49.91 per share at June 30, 2013. As a derivative liability, all changes in the fair value of this liability are recorded to current earnings.
Losses on consolidated investment products represent net realized and unrealized losses of the underlying assets of Launch Equity. Nearly all losses are allocable to, and are offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Interest expense increased as a result of higher interest rates paid on our unsecured notes as compared to the rates we paid on our Term Loan (as described in Note 6, "Borrowings", to the Unaudited Consolidated Financial Statement included in Part I of this report), which bore interest at a rate equal to LIBOR plus an applicable margin.
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

Six months ended June 30, 2013, Compared to Six months ended June 30, 2012

	For the For the Six Months Ended June 30,		Period-to-Period
	2013	2012	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$310.2	$240.5	$69.7	29%
Operating Expenses
Total compensation and benefits	642.0	161.1	480.9	299%
Other operating expenses	41.2	33.5	7.7	23%
Total operating expenses	683.2	194.6	488.6	251%
Total operating income	(373.0)	45.9	(418.9)	(913)%
Non-operating income (loss)
Interest expense	(6.1)	(5.2)	(0.9)	17%
Other non-operating income	37.0	1.4	35.6	2,543%
Total non-operating income (loss)	30.9	(3.8)	34.7	913%
Income before income taxes	(342.1)	42.1	(384.2)	(913)%
Provision for income taxes	10.3	0.6	9.7	1,617%
Net income before noncontrolling interests	(352.4)	41.5	(393.9)	(949)%
Less: Noncontrolling interests - Artisan Partners Holdings	(364.7)	40.0	(404.7)	(1,012)%
Less: Noncontrolling interests - Launch Equity	3.6	1.5	2.1	140%
Net income attributable to Artisan Partners Asset Management Inc.	$8.7	$—	$8.7	—%
Per Share Data
Net income available to Class A common stock per basic share	$0.57
Net income available to Class A common stock per diluted share	$0.57
Weighted average basic shares of Class A common stock outstanding	12,728,949
Weighted average diluted shares of Class A common stock outstanding	15,294,412
Revenues
The increase in our revenues for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was driven primarily by a $19.0 billion, or 30.0%, increase in our average AUM.
Our weighted average investment management fee remained consistent at 76 basis points for the six months ended June 30, 2013 and 2012. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 55 basis points and 56 basis points for the six months ended June 30, 2013 and 2012, respectively. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 93 and 94 basis points for the six months ended June 30, 2013 and 2012, respectively.
For the six months ended June 30, 2013 and 2012, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $101.0 million and $80.2 million of our revenues, respectively. For the six months ended June 30, 2013 and 2012, fees from Artisan Funds represented $205.7 million and $159.1 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.5 million and $1.2 million of our revenues, respectively.

Operating Expenses
The increase in total operating expenses of $488.6 million compared to the six month period ended June 30, 2012 was primarily attributable to increased compensation and benefits expense, which increased by $480.9 million, or 299%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits	$141.9	$109.3	$32.6	30%
Change in value of Class B liability awards	41.9	29.9	12.0	40%
Class B award modification expense	287.3	—	287.3	—%
Amortization expense on pre-offering Class B awards	27.9	—	27.9	—%
Pre-offering related compensation - share-based awards	357.1	29.9	327.2	1,094%
Pre-offering related cash incentive compensation	56.8	—	56.8	—%
Pre-offering related bonus make-whole compensation	20.5	—	20.5	—%
Distributions on Class B liability awards	65.7	21.9	43.8	200%
Pre-offering related compensation - other	143.0	21.9	121.1	553%
Total compensation and benefits	$642.0	$161.1	$480.9	299%
The increase in salaries, incentive compensation, and benefits was driven primarily by accrued incentive compensation expense for our investment and marketing professionals. That compensation is directly linked to our revenues and increased by $20.0 million as a result of higher investment management fee revenue during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In addition, compared to the six months ended June 30, 2012, incentive compensation expense related to a special incentive compensation plan for certain portfolio managers increased by $1.6 million to $5.4 million as the market value of the incentive compensation plan increased with improvement in the global equity markets. This incentive compensation plan provides certain portfolio managers with additional cash compensation over a three-year period (ending on December 31, 2013) based on the then-current value of shares of mutual funds managed by those portfolio managers. Severance expenses increased by $5.7 million as a result of the termination of a former co-portfolio manager during 2013. The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount and increased discretionary incentive compensation expense between 2013 and 2012. As previously discussed, on July 17, 2013, our board of directors approved the issuance of restricted shares of Class A common stock to our employees and employees of our subsidiaries.
Salaries, incentive compensation and benefits represented 46% and 45% of our revenues for the six months ended June 30, 2013 and 2012, respectively. Included in salaries, incentive compensation and benefits was the special incentive compensation plan and severance expenses of $11.5 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.
Pre-offering related share-based compensation expense increased $327.2 million for the six months ended June 30, 2013 compared to 2012. Prior to the IPO Reorganization, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of the awards. From January 1, 2013, through the date of the IPO Reorganization, we incurred a $41.9 million compensation charge to record the liability awards at fair value. Immediately after the amendment of the grant agreements, we incurred a $287.3 million compensation charge as a result of the award modification. Compensation expense for these awards after the IPO Reorganization represents the amortization of the fair value of unvested awards at the date of the IPO Reorganization over the remaining vesting term.
Pre-offering related other compensation increased $121.1 million for the six months ended June 30, 2013 compared to 2012. We recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee-partners, and $20.5 million in compensation expense representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Artisan Partners Holdings' pre-IPO non-employee partners which was instead allocated and will be distributed to certain of our employee-partners.

Other operating expenses
Distribution and marketing expense increased by $2.8 million, resulting from increased AUM, our expanded global operations and increased expenses in connection with our marketing and branding efforts. Our general and administrative expense increased by $3.7 million, which was primarily a result of an increase in professional fees related to the IPO Reorganization and IPO and compensation provided to members of our board of directors.
Non-Operating Income (Loss)
The increase in non-operating income was due to a $33.4 million gain on the valuation of contingent value rights during the six months ended June 30, 2013 and a $2.1 million increase in the gain on consolidated investment products, partially offset by a $0.9 million increase in interest expense.
As discussed in Note 7, "Derivative instruments", to the Unaudited Consolidated Financial Statements included in Part I of this report, the price of our Class A common stock is one of the key variables used to determine the fair value of our CVR liability. As such, the gain on CVR was the result of a significant increase in our stock price from the $30.00 per share IPO price utilized in determining the initial fair value of our CVR liability to the closing price of $49.91 per share at June 30, 2013. As a derivative liability, all changes in the fair value of this liability are recorded to current earnings.
Gains on consolidated investment products represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
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
Supplemental Non-GAAP Financial Information
APAM's management uses non-GAAP measures (referred to as "adjusted" measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of the business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation (as described below), (2) the net gain (loss) on the valuation of contingent value rights, and (3) the non-operational complexities of APAM's structure by adding back non-controlling interests and assuming all income of Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze APAM's profitability and efficiency between periods and over time. APAM has included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Investors should consider the non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. APAM's non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. APAM's non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, as defined below, and (2) net gain (loss) on the valuation of contingent value rights, and reflects income taxes as if all outstanding units of Holdings and APAM convertible preferred shares were exchanged for or converted into Class A common stock of APAM on a one-for-one basis. Assuming the full exchange and conversion, all income of Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate of 35.8%, reflecting assumed federal, state, and local income taxes.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income (loss) by adjusted shares. The number of adjusted shares is derived by assuming the exchange of all outstanding units of Holdings and the conversion of all outstanding convertible preferred shares for or into APAM Class A common stock on a one-for-one basis.

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

•
For the three months ended June 30, 2013, "pre-offering related compensation" includes the amortization of unvested Class B common units of Artisan Partners Holdings that were granted before the IPO, which closed on March 12, 2013. For the six months ended June 30, 2013, "pre-offering related compensation" includes (in addition to the items referred to in the next sentence) (1) compensation expense triggered by APAM's IPO, (2) expense related to Class B common units of Holdings that were modified as a result of the IPO and (3) the amortization of unvested Class B common units of Holdings that were granted before the IPO. For the three months ended June 30, 2012 and the six months ended June 30, 2013 and 2012, pre-offering related compensation also includes (1) distributions to the Class B partners of Holdings, (2) redemptions of Class B common units and (3) changes in the value of Class B liability awards, in each case occurring during the respective period.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$5.7	$—	$8.7	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	42.4	38.8	(364.7)	40.0
Add back: Provision for income taxes	5.9	0.3	10.3	0.6
Add back: Pre-offering related compensation - share-based awards	23.9	(4.9)	357.1	29.9
Add back: Pre-offering related compensation - other	—	13.8	143.0	21.9
Less: Net gain on the valuation of contingent value rights	8.6	—	33.4	—
Less: Adjusted provision for income taxes	24.8	17.2	43.3	33.1
Adjusted net income (Non-GAAP)	$44.5	$30.8	$77.7	$59.3

Average shares outstanding
Class A common shares	12.7	—	12.7	—
Assumed conversion or exchange of:
Convertible preferred shares outstanding	2.6	—	2.6	—
Artisan Partners Holdings units outstanding (non-controlling interest)	54.7	—	54.7	—
Adjusted shares	70.0	N/A	70.0	N/A

Adjusted net income per adjusted share (Non-GAAP)	$0.64	N/A	$1.11	N/A

Operating income (loss) (GAAP)	$48.3	$41.4	$(373.0)	$45.9
Add back: Pre-offering related compensation - share-based awards	23.9	(4.9)	357.1	29.9
Add back: Pre-offering related compensation - other	—	13.8	143.0	21.9
Adjusted operating income (Non-GAAP)	$72.2	$50.3	$127.1	$97.7

Adjusted operating margin (Non-GAAP)	44.6%	41.6%	41.0%	40.6%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$5.7	$—	$8.7	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	42.4	38.8	(364.7)	40.0
Add back: Pre-offering related compensation - share-based awards	23.9	(4.9)	357.1	29.9
Add back: Pre-offering related compensation - other	—	13.8	143.0	21.9
Less: Net gain on the valuation of contingent value rights	8.6	—	33.4	—
Add back: Interest expense	2.9	2.5	6.1	5.2
Add back: Provision for income taxes	5.9	0.3	10.3	0.6
Add back: Depreciation and amortization	0.8	0.6	1.5	1.1
Adjusted EBITDA (Non-GAAP)	$73.0	$51.1	$128.6	$98.7

Liquidity and Capital Resources
Historically, the working capital needs of our business have been met primarily through cash generated by our operations. We expect that our cash and liquidity requirements will continue to be met primarily through cash generated by our operations. The following table shows our liquidity position as of June 30, 2013 and December 31, 2012. The data presented excludes Launch Equity's cash and cash equivalents and accounts receivable as these assets are not sources of liquidity for us.

	June 30, 2013	December 31, 2012
	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$257.4	$141.2
Accounts receivable	$53.8	$46.0
Undrawn commitment on revolving credit facility	$100.0	$10.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been, or will be, billed to our clients and other miscellaneous receivables. We perform a review of our receivables on a monthly basis to assess collectability. We also have access to $100.0 million of undrawn amounts on our $100.0 million revolving credit facility for additional cash flow needs.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. We used the proceeds of the notes and $90.0 million drawn from the revolving credit facility to prepay the entire then-outstanding principal amount of our term loan. The notes are comprised of three series, each with a balloon payment at maturity. In connection with the IPO, we paid all of the $90.0 million outstanding principal amount of loans under the revolving credit facility.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations.
Historically, we distributed substantially all of our profits to our partners. In connection with the IPO, we made a cash incentive compensation payment of approximately $56.8 million to certain of our portfolio managers and distributed to our pre-IPO partners all of our retained profits as of the date of the closing of the IPO. During the second quarter of 2013, Artisan Partners Holdings distributed $20.4 million for income taxes as required under its partnership agreement to holders of its partnership units, including APAM. On July 17, 2013, Artisan Partners Holdings declared a distribution of $19.1 million payable on August 22, 2013 to holders of its partnership units, including us, and APAM declared a $0.43 per share dividend payable on August 26, 2013 to shareholders of Class A common stock of record as of August 12, 2013. In future periods, we anticipate that we will distribute a significant portion of our profits to our equity holders.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs and CVRs, each of which we entered into in connection with the IPO.
Tax Receivable Agreements ("TRAs")
In connection with the IPO, APAM entered into two TRAs, which resulted in recognition of a $53.6 million liability. The $53.6 million liability represents 85% of the tax benefits we expect to realize from the H&F Corp Merger and our purchase of Class A units in connection with the IPO, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs. The liability will increase upon redemptions of Holdings units or exchanges of Holdings units for our Class A common stock or convertible preferred stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the redemptions or exchanges. We intend to fund the payment of amounts due under the TRAs out of the cash savings that APAM actually realizes in respect of the attributes to which the TRAs relate. The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by the holders of Holdings units, the price of our Class A common stock or the value of our convertible preferred stock, as the case may be, at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments.

Contingent Value Rights ("CVRs")
In connection with the IPO, Holdings issued Partnership CVRs and APAM issued Public Company CVRs to the holders of Holdings preferred units and APAM convertible preferred stock, respectively. APAM holds one Partnership CVR for each Public Company CVR outstanding. The CVRs may require us to make a cash payment to the holders thereof on July 11, 2016, or, if earlier, five business days after the effective date of a change of control of Artisan. The amount of any required payment will depend on the average of the daily VWAP of our Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the holders of the CVRs with respect to their equity interests in us, subject to a maximum aggregate payment of $100.0 million for all CVRs. The CVRs will terminate without a payment before that date if the average of the daily VWAP of our Class A common stock over any period of 60 consecutive trading days, beginning no earlier than (i) the 90th day after completion of the follow-on underwritten offering we plan to conduct pursuant to the resale and registration rights agreement entered into in connection with the IPO, but in no event prior to the 15-month anniversary of the closing of the IPO or (ii) June 12, 2014, if we do not conduct the follow-on offering by that date, is at least $43.11 divided by the then-applicable conversion rate applicable to our convertible preferred stock. As of the date of this report, the applicable conversion rate was 1.0. We intend to fund any payment due on the CVRs with cash on hand, although we may have to borrow funds depending on the amount and timing of the payment.
Cash Flows

	For the For the Six Months Ended June 30,
	2013	2012
	(unaudited; in millions)
Cash as of January 1	$141.2	$127.0
Net cash provided by (used in) operating activities	46.5	109.7
Net cash provided by (used in) investing activities	(6.4)	(1.7)
Net cash provided by (used in) financing activities	76.1	(62.9)
Cash as of June 30	$257.4	$172.1
Operating activities consist of net income before noncontrolling interests subject to adjustments for accounts payable and accrued expenses, Class B awards, accounts receivable, depreciation and amortization and other items. Operating activities provided $46.5 million and $109.7 million of net cash for the six months ended June 30, 2013 and 2012, respectively. The decrease in net cash provided by operating activities was primarily driven by increased operating expenses associated with the IPO and IPO Reorganization.
For the six months ended June 30, 2013, net loss before noncontrolling interests of $352.4 million included noncash stock based compensation expense of $377.6 million and a $33.4 million noncash gain recognized on the change in value of the CVRs. Also included in the cash provided by operating activities was the benefit of accrued incentive compensation of $62.8 million that had not yet been paid. Incentive payments related to first quarter revenues are paid in the second quarter of the year and bonus payment for the executive and administrative groups are paid in the fourth quarter of the year.
For the six months ended June 30, 2012, cash provided by operating activities was driven by net income before noncontrolling interests of $41.5 million and a $49.6 million increase in accounts payable and accrued expenses primarily as a result of the timing of incentive compensation payments as discussed above. In addition, there was a $26.2 million increase in our Class B liability awards as a result of recording the change in fair value of the Class B share-based awards.
Transactions associated with Launch Equity did not have a material impact on our net cash provided by operating activities. Nearly all of Launch Equity's cash flows are attributable to non-controlling interests.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used $6.4 million and $1.7 million of net cash for the six months ended June 30, 2013 and 2012, respectively. The increase in net cash used in investing activities was primarily due to our $5.0 million available-for-sale investments during 2013 to provide seed capital for our new Artisan Global Small-Cap Fund and two UCITS funds. We did not make any available-for-sale investments during the six months ended June 30, 2012.

Financing activities consist primarily of partnership distributions to non-employee partners, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO, and payments to purchase Class A common units in connection with the IPO. Financing activities provided $76.1 million and used $62.9 million of net cash for the six months ended June 30, 2013 and 2012, respectively. This increase in net cash provided by financing activities was primarily the result of net proceeds of $353.4 million from the IPO. The cash provided by the IPO was offset by a $114.1 million profits distribution to our non-employee partners, a $90.0 million payment of principal outstanding under our revolving credit arrangement, and payment of $76.3 million in connection with the IPO to purchase Class A common units from certain of our initial investors. Our financing activities during the six months ended June 30, 2012, consisted of an $31.6 million profits distributions to our non-employee partners and $35.4 million of principal payments made on our note payable.
Launch Equity's limited partners contributed $3.2 million and $4.0 million of additional capital to Launch Equity during the six months ended June 30, 2013 and 2012, respectively. Nearly all of Launch Equity's capital is attributable to non-controlling interests.
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
(a) In connection with the IPO, we made a $90.0 million payment on principal outstanding under the revolving credit arrangement. This reduction in principal reduces our 3-5 year principal payments on borrowings to $60.0 million, reduces our total interest payable to $86.8 million, and reduces interest payable for the less-than-1 year, 1-3 year, and 3-5 year periods to $11.1 million, $22.1 million, and $22.1 million, respectively.

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

Subsequent to December 31, 2012, we entered into certain agreements that impact our total contractual obligations. In addition to the payment of outstanding principal under our revolving credit agreement and the modification of the Class B awards described above, we have entered into the TRAs and issued the CVRs, each of which may ultimately require payments by us. The estimated payments under these agreements as of June 30, 2013 are described above under "Liquidity and Capital Resources". However, amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or convertible preferred stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges. The actual payments associated with future exchanges, and associated tax benefits, will vary depending upon a number of factors as described under "Liquidity and Capital Resources."
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2013.

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
Artisan Funds, a family of U.S. mutual funds, and Artisan Global Funds, a family of Ireland-based UCITS, are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As of June 30, 2013, Artisan Funds had total assets of $46.5 billion and Artisan Global Funds had total assets of $1.0 billion. While we hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), we do not have a controlling financial interest or a majority voting interest and, as such, we do not consolidate these entities.
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
The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund clients and UCITS, including Artisan Funds and Artisan Global Funds, our fees are based on the values of the funds' assets as determined for purposes of calculating their net asset values.
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
Income Taxes
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of June 30, 2013, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.

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
We expect the H&F Corp Merger and our purchase of Class A common units to result in payment obligations under the TRAs and have recorded a liability of $53.6 million at June 30, 2013 related to those expected payment obligations. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
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
New or Revised Accounting Standards
See Note 3, "Summary of Significant Accounting Policies - Recent accounting pronouncements" to the Unaudited Consolidated Financial Statements included in Part I of this report. We do not believe those pronouncements will have a material effect on the Company's financial position or results of operations.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the mutual funds and separate accounts it manages. Substantially all of our revenues are derived from investment management agreements with these funds and accounts. Under these agreements, the investment management fees we receive are generally based on the value of our assets under management and our fee rates. Accordingly, if our assets under management decline as a result of market depreciation, our revenues and net income will also decline. In addition, such a decline could cause our clients to withdraw their funds in favor of investments believed to offer higher returns or lower risk, which would cause our revenues to decline further.
The value of our assets under management was $85.8 billion as of June 30, 2013. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $65.2 million at our current weighted average fee rate of 76 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $80.6 million at the Artisan Funds weighted average fee of 94 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $47.2 million at the current weighted average fee rate across all of our separate accounts (55 basis points).
As is customary in the asset management industry, clients invest in particular strategies to gain exposure to certain asset classes, which exposes their investment to the benefits and risks of those asset classes. Because we believe that our clients invest in each of our strategies in order to gain exposure to the portfolio securities of the respective strategies and may implement their own risk management program or procedures, we have not adopted a corporate-level risk management policy regarding client assets, nor have we attempted to hedge at the corporate level or within individual strategies the market risks that would affect the value of our overall assets under management and related revenues. Some of these risks (e.g., sector risks and currency risks) are inherent in certain strategies, and clients may invest in particular strategies to gain exposure to particular risks. While negative returns in our investment strategies and net client cash outflows do not directly reduce the assets on our balance sheet (because the assets we manage are owned by our clients, not us), any reduction in the value of our assets under management would result in a reduction in our revenues.
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned was $22.2 million as of June 30, 2013. We hold $15.4 million of these investment securities in a single fund in connection with an incentive compensation plan. We invested the remaining amount in certain of Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of its operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $2.2 million at June 30, 2013. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.
Investment securities held by Launch Equity are reflected in the Consolidated Statement of Financial Condition. Our risk with respect to Launch Equity's investment securities is limited to our equity ownership of $1,000.
Our contingent value right liability also exposes us to market risk because a decline in the value of our Class A common stock increases the fair value of the CVRs and therefore increases our related liability. The CVRs may require us to make a cash payment to the holders thereof on July 11, 2016, or, if earlier, five business days after the effective date of a change in control of Artisan. The amount of any payment we are required to make will depend on the average of the daily volume weighted average price, or VWAP, of our Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the CVR holders with respect to their equity interest in us, subject to a maximum aggregate payment of $100 million for all CVRs. As of June 30, 2013, the fair value of our CVR liability was $22.0 million. Assuming a 10% increase in our stock price, the fair value of our CVR liability would decrease by approximately $5.5 million. Assuming a 10% decrease in our stock price, the fair value of our CVR liability would increase by approximately $7.1 million. Management regularly monitors the value of this liability. Because the total CVR liability is capped at $100 million and the value of the liability is driven, in part, by the value of our Class A common stock, which we cannot control, we have not adopted a specific risk management policy to manage the associated market risk.

Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $85.8 billion as of June 30, 2013. As of June 30, 2013, approximately 59% of our assets under management across our investment strategies was invested in strategies that primarily invest in securities of non-U.S. companies and approximately 39% of our assets under management was invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management would decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we rarely hedge an investment portfolio’s exposure to a non-U.S. currency. However, we routinely purchase and sell foreign currencies in order to reduce or eliminate the impact of currency fluctuation in connection with particular client transactions, such as the purchase and sale of a portfolio security. We have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 39% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $3.3 billion, which would cause an annualized increase or decrease in revenues of approximately $25.4 million at our current weighted average fee rate of 76 basis points.
Interest Rate Risk
At certain times, we invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds' investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of June 30, 2013, we invested $135.0 million of our available cash in money market funds that invested solely in U.S. Treasuries. Given the current low yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Borrowings under our notes and revolving credit agreement bear interest as described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of June 30, 2013, there were no borrowings outstanding under the revolving credit agreement.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 2, "Stockholders Equity", to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner's vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner's shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner's number of Class E common units. The former employee-partner's Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three and six months ended June 30, 2013, 432,118 shares of Class B common stock were canceled, and 391,518 shares of Class C common stock were issued, as a result of the termination of employment of employee-partners.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities and Exchange Act of 1934 (the “Exchange Act”), which requires us to disclose whether APAM or any of its “affiliates”(as defined by the Securities and Exchange Commission (the “SEC”) in Rule 12b-2 under the Exchange Act) has engaged during the quarter ended June 30, 2013 in certain activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. government. The SEC defines the term “affiliate” broadly to include any entity directly or indirectly “controlled” by APAM as well as any person or entity that directly or indirectly “controls” APAM or is under common “control” with APAM. The definition of “control” has been broadly construed in this context.
None of APAM, Artisan Partners Holdings, Artisan Partners Limited Partnership, or any of their subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) during the quarter ended June 30, 2013.
Funds affiliated with Hellman & Friedman LLC (“H&F”) own a minority interest in APAM and Artisan Partners Holdings, and a representative of H&F is one of seven members of the APAM board of directors. For these reasons, H&F may be considered an “affiliate” of APAM for purposes of Section 13(r), despite its minority equity ownership and the fact that its representative is only one of seven members of the APAM board of directors. H&F has provided us with the disclosure reproduced below regarding GTT (defined below), which may be considered an “affiliate” of H&F for purposes of Section 13(r).
None of APAM, Artisan Partners Holdings, Artisan Partners Limited Partnership, or any of their subsidiaries have any involvement in, control over or knowledge of the activities of GTT, nor do any of the Artisan entities have any involvement in or control over the investment activities of H&F. We have not independently verified or participated in the preparation of the GTT disclosure reproduced below. H&F provided us with the following:
“Gaztransport & Technigaz S.A.S. (“GTT”), a French engineering company specializing in technology for the maritime transportation and storage of liquefied natural gas entered into a license agreement (the “License Agreement”) with Iran Shipbuilding & Offshore Industries Complex Co. (“ISOICO”) in December 2002. No performance or services were ever made or provided under the License Agreement, and GTT never received any revenues or booked any profits under the License Agreement. On April 30, 2013, pursuant to the terms of the License Agreement, GTT gave notice of termination of the License Agreement, which termination will be effective on December 23, 2013. GTT does not anticipate that any performance will be sought or given under the terms of the License Agreement, and GTT does not intend to have any business with ISOICO in the future."
Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.(1)
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.(1)
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.(1)
10.1	Fourth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP(1)
10.2	Resale and Registration Rights Agreement(1)
10.3	Exchange Agreement(1)
10.4	Tax Receivable Agreement (Merger)(1)
10.5	Tax Receivable Agreement (Exchanges)(1)
10.6	Stockholders Agreement(1)
10.7	Public Company Contingent Value Rights Agreement(1)
10.8	Partnership Contingent Value Rights Agreement(1)
10.9	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan(2)
10.10	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan(2)
10.11	Artisan Partners Asset Management Inc. Bonus Plan(2)
10.12	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement(3)
10.13	Employment Agreement of Andrew A. Ziegler(1)
10.14	Retention Agreement of Janet D. Olsen(3)
10.15	Form of Indemnification Agreement(3)
10.16	Form of Indemnification Priority Agreement(3)
10.17	Five-Year Revolving Credit Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent(4)
10.18	Note Purchase Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP and the purchasers listed therein(4)
10.19	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan International Fund(5)
10.20	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Value Fund(5)
10.21	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Fund(5)
10.22	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan—Restricted Share Unit Award Agreement(3)
10.23
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan-Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on June 25, 2013 (File No. 001-35826))

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	incorporated by reference to Form 10-Q filed by Artisan Partners Asset Management Inc. on May 9, 2013 (File No. 001-35826)
(2)	incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013 (File No. 333-184686)
(3)	incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013 (File No. 333-184686)
(4)	incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on December 18, 2012 (File No. 333-184686)
(5)	incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on November 1, 2012 (File No. 333-184686)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: August 5, 2013
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)