Form 10-Q
period 2013-09-30
Artisan Partners Asset Management Inc.
filed 2013-11-07
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of November 6, 2013 were 19,807,436, 25,629,149 and 24,849,294, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Among the important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Artisan Partners brand and other factors disclosed under “Risk Factors” in our prospectus dated October 31, 2013, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933, which is accessible on the SEC's website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$275,927	$141,159
Cash and cash equivalents of Launch Equity	18,420	10,180
Accounts receivable	59,398	46,022
Accounts receivable of Launch Equity	15,187	10,595
Investment securities	23,649	15,241
Investment securities of Launch Equity	65,341	46,237
Property and equipment, net	8,491	8,807
Deferred tax assets	64,754	—
Prepaid expenses and other assets	10,620	9,319
Total assets	$541,787	$287,560
LIABILITIES, REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable, accrued expenses, and other	$42,930	$50,266
Accrued incentive compensation	83,832	7,254
Borrowings	200,000	290,000
Class B liability awards	—	225,249
Amounts payable under tax receivable agreements	53,975	—
Contingent value rights	15,080	—
Payables of Launch Equity	14,533	10,726
Securities sold, not yet purchased of Launch Equity	35,497	19,586
Total liabilities	$445,847	$603,081
Commitments and contingencies
Redeemable preferred units	—	357,194
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized and 14,287,436 outstanding at September 30, 2013)	143	—
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized and 25,629,149 outstanding at September 30, 2013)	256	—
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized and 29,001,959 outstanding at September 30, 2013)	290	—
Convertible preferred stock ($0.01 par value per share, 15,000,000 shares authorized and 2,565,463 outstanding at September 30, 2013)	74,748	—
Additional paid-in capital	(60,305)	—
Retained earnings	8,601	—
Accumulated other comprehensive income (loss)	826	—
Total stockholders’ equity	24,559	—
Noncontrolling interest - Artisan Partners Holdings	22,464	(709,414)
Noncontrolling interest - Launch Equity	48,917	36,699
Total equity (deficit)	95,940	(672,715)
Total liabilities, redeemable preferred units and equity (deficit)	$541,787	$287,560

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Management fees	$178,092	$128,044	$488,222	$368,191
Performance fees	—	39	26	351
Total revenues	$178,092	$128,083	$488,248	$368,542
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	79,470	56,401	221,401	165,655
Pre-offering related compensation - share-based awards	23,441	56,023	380,523	85,907
Pre-offering related compensation - other	—	32,065	143,035	53,960
Total compensation and benefits	102,911	144,489	744,959	305,522
Distribution and marketing	10,093	7,216	27,116	21,424
Occupancy	2,609	2,294	7,781	6,809
Communication and technology	3,464	3,456	10,309	9,875
General and administrative	5,655	8,846	17,653	17,258
Total operating expenses	124,732	166,301	807,818	360,888
Total operating income (loss)	53,360	(38,218)	(319,570)	7,654
Non-operating income (loss)
Interest expense	(2,885)	(2,914)	(8,986)	(8,146)
Net gains of Launch Equity	5,499	6,935	9,068	8,474
Loss on interest rate swap	—	(17)	—	(69)
Loss on debt extinguishment	—	(827)	—	(827)
Net gain on the valuation of contingent value rights	6,940	—	40,360	—
Other non-operating expense	—	(682)	—	(682)
Total non-operating income (loss)	9,554	2,495	40,442	(1,250)
Income (loss) before income taxes	62,914	(35,723)	(279,128)	6,404
Provision for income taxes	6,824	243	17,146	822
Net income (loss) before noncontrolling interests	56,090	(35,966)	(296,274)	5,582
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44,614	(42,901)	(320,067)	(2,892)
Less: Net income attributable to noncontrolling interests - Launch Equity	5,499	6,935	9,068	8,474
Net income attributable to Artisan Partners Asset Management Inc.	$5,977	$—	$14,725	$—
	July 1, 2013 to September 30, 2013		March 12, 2013 to September 30, 2013
Earnings per share
Basic	$0.42		$0.97
Diluted	$0.35		$0.90
Weighted average number of common shares outstanding
Basic	12,728,949		12,728,949
Diluted	15,294,412		15,294,412
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (Loss) (U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) before noncontrolling interests	$56,090	$(35,966)	$(296,274)	$5,582
Other comprehensive income (loss), net of tax
Unrealized gains on investment securities:
Unrealized holding gains on investment securities, net of tax of $406, $0, $453 and $0, respectively	1,004	1,233	2,955	2,471
Less: reclassification adjustment for gains (losses) included in net income	—	—	—	—
Net unrealized gains on investment securities	1,004	1,233	2,955	2,471
Foreign currency translation gain	371	87	53	116
Total other comprehensive income	1,375	1,320	3,008	2,587
Comprehensive income (loss)	57,465	(34,646)	(293,266)	8,169
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	45,250	(41,581)	(317,885)	(305)
Comprehensive income attributable to noncontrolling interests - Launch Equity	5,499	6,935	9,068	8,474
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$6,716	$—	$15,551	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity (U.S. dollars in thousands)

	Common Stock	Convertible Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest - Artisan Partners Holdings	Noncontrolling interest - Launch Equity	Total Equity (Deficit)	Redeemable Preferred Units
Balance at December 31, 2012	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194
Net income (loss)	—	—	—	—	—	(434,342)	—	(434,342)	—
Other comprehensive income	—	—	—	—	—	1,065	—	1,065	—
Partnership distributions	—	—	—	—	—	(100,514)	—	(100,514)	—
Modification of equity award and other pre-offering related compensation	—	—	—	—	—	572,471	—	572,471	—
Modification of redeemable preferred units	—	—	—	—	—	357,194	—	357,194	(357,194)
Initial establishment of contingent value right liability	—	—	—	—	—	(55,440)	—	(55,440)	—
Capital redemption	—	—	—	—	—	(16)	—	(16)	—
Balance at March 12, 2013	$—	$—	$—	$—	$—	$(368,996)	$36,699	$(332,297)	$—

IPO proceeds	—	—	—	—	—	353,414	—	353,414	—
Attribution of noncontrolling interest	674	74,748	(58,365)	—	662	(17,719)	—	—	—
Redemption of partnership units	—	—	—	—	—	(76,319)	—	(76,319)	—
Establishment of deferred tax assets, net of amounts payable under tax receivable agreements	—	—	18,487	—	—	—	—	18,487	—
Net income (loss)	—	—	—	14,725	—	114,275	9,068	138,068	—
Other comprehensive income, net of tax	—	—	—	—	383	1,848	—	2,231	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(33,247)		(219)	33,178	—	(288)	—
Capital contribution	—	—	—	—	—	—	3,150	3,150	—
Amortization of equity-based compensation	—	—	12,835	—	—	42,352	—	55,187	—
Forfeitures	(1)	—	1	—	—	—	—	—	—
Issuance of restricted stock awards	16	—	(16)	—	—	—	—	—	—
Distributions	—	—	—	—	—	(59,569)	—	(59,569)	—
Dividends	—	—	—	(6,124)	—	—	—	(6,124)	—
Balance at September 30, 2013	$689	$74,748	$(60,305)	$8,601	$826	$22,464	$48,917	$95,940	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss) before noncontrolling interests	$(296,274)	$5,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,284	1,644
Deferred income taxes	7,255	—
Net gain on the valuation of contingent value rights	(40,360)	—
(Gains) losses of Launch Equity, net	(9,068)	(8,474)
Proceeds from sale of investments by Launch Equity	113,951	34,163
Purchase of investments by Launch Equity	(108,416)	(33,137)
Loss on disposal of property and equipment	6	3
Loss on interest rate swap	—	69
Loss on debt extinguishment	—	827
Amortization of debt issuance costs	336	519
Share-based compensation	627,657	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	(8,685)	(5,631)
Accounts receivable	(13,376)	(6,733)
Prepaid expenses and other assets	(1,592)	(209)
Accounts payable and accrued expenses	71,888	62,920
Class B liability awards	(227,793)	86,155
Deferred lease obligations	(55)	658
Net cash provided by operating activities	117,758	138,356
Cash flows from investing activities
Acquisition of property and equipment	(1,466)	(1,744)
Leasehold improvements	(500)	(766)
Purchase of investment securities	(5,000)	—
Change in restricted cash	—	(145)
Net cash used in investing activities	(6,966)	(2,655)
Cash flows from financing activities
Partnership distributions	(160,098)	(72,930)
Dividends paid	(6,124)	—
Interest rate swap	—	(1,135)
Change in other liabilities	(47)	87
Payment of debt issuance costs	—	(2,573)
Proceeds from draw on revolving credit facility	—	90,000
Proceeds from issuance of notes payable	—	200,000
Principal payments on note payable	—	(324,789)
Repayment under revolving credit facility	(90,000)	—
Net proceeds from issuance of common stock	356,579	—
Payment of costs directly associated with the issuance of Class A common stock	(3,165)	—
Purchase of Class A common units	(76,319)	—
Capital invested into Launch Equity	3,150	5,000
Capital distributed by Launch Equity	—	(285)
Net cash provided by (used in) financing activities	23,976	(106,625)
Net increase (decrease) in cash and cash equivalents	134,768	29,076
Cash and cash equivalents
Beginning of period	141,159	126,956
End of period	$275,927	$156,032
Supplementary information
Noncash activity:
Issuance of preferred stock	$74,748	$—
Initial establishment of deferred tax assets	70,862	—
Initial establishment of amounts payable under tax receivable agreements	53,449	—
Initial establishment of contingent value rights	55,440	—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Organization and nature of business
Organization
On March 12, 2013, Artisan Partners Asset Management Inc. ("APAM") completed an initial public offering of 12,712,279 Class A common shares (the "IPO"). APAM was formed in 2011 as a subsidiary of Artisan Partners Holdings LP ("Artisan Partners Holdings" or "Holdings"). APAM was formed for the purpose of becoming the general partner of Holdings in connection with the IPO. The reorganization established the necessary corporate structure to complete the IPO while at the same time preserving the ability of the firm to conduct operations through Holdings and its subsidiaries. See Note 2, "Reorganization and IPO" for more information on the reorganization and IPO".
As part of the reorganization, APAM became the sole general partner of Holdings. As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings' financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At September 30, 2013, APAM's total economic interest in Holdings approximated 24% of Holdings' economics.
Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings' net income since March 12, 2013, when it became Artisan Partners Holdings' general partner.
On November 6, 2013, APAM completed an offering of 5,520,000 shares of Class A common stock and utilized all of the net proceeds to purchase from private equity funds controlled by Hellman & Friedman LLC, 4,152,665 preferred units of Artisan Partners Holdings ("Holdings"), our direct subsidiary, and 1,367,335 shares of our convertible preferred stock. Because the offering occurred subsequent to September 30, 2013, the impact of the offering, including the cancellation of the CVRs in connection with the offering, is not reflected in APAM's September 30, 2013 consolidated financial statements. See Note 16, "Subsequent Events".
Nature of Business
Artisan is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan's operations are conducted through Artisan Partners Holdings and its subsidiaries.
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

Modification of Artisan Partners Holdings' Units
As part of the reorganization, the limited partner units of Holdings were modified. In addition to modification of the voting and other rights with respect to each class of units, the following modifications were made to the Class B common units and the preferred units:

•
The Class B common units of Holdings, which are held by employee-partners, were modified to eliminate a cash redemption feature. Prior to the reorganization, the terms of the Class B unit award agreements required Holdings to redeem the units from a holder whose employment by Artisan had been terminated. As a result of the redemption feature, Artisan was required to account for the Class B units as liability awards. At the time of the IPO, the amount of the liability was increased to $552.0 million to reflect the value implied by the IPO valuation. Thereafter, as a result of the elimination of the redemption feature, Artisan reclassified the entire liability to equity. Any Class B awards that were unvested at the time of the reorganization will be reflected as "Pre-offering related compensation - share-based awards" over the remaining vesting period (see Note 11, "Compensation and Benefits").

•
The preferred units of Holdings were modified to eliminate the associated put right. In exchange for the elimination of the put right, Holdings issued Partnership CVRs to the holders of the preferred units. The CVRs were classified as liabilities and the preferred units were reclassified to permanent equity after the modification. As discussed above, in conjunction with the H&F Corp Merger, Artisan Partners Asset Management received the modified preferred units and partnership CVRs and issued to the H&F holders convertible preferred stock and APAM CVRs. For each outstanding APAM CVR, APAM was issued one Partnership CVR. The convertible preferred stock and APAM CVRs issued are recorded at the carryover basis of the preferred units and Partnership CVRs originally held by the H&F holders. On November 6, 2013, all of the CVRs were terminated without any payment by us.

IPO and Use of Proceeds
The net proceeds from the IPO were $353.4 million. In connection with the IPO, Artisan used cash on hand to make cash incentive payments aggregating $56.8 million to certain of its portfolio managers. Artisan used a portion of the IPO net proceeds, combined with remaining cash on hand, for the following:

Retained profits distributions to pre-IPO partners	$105,301
Repayment of principal amounts under the revolving credit agreement (see Note 6, "Borrowings")	90,000
Purchase of 2,720,823 Class A common units from certain investors	76,319
Total	$271,620
Artisan is using the remaining proceeds for general corporate purposes.
Note 3. Summary of Significant Accounting Policies
Basis of presentation
The accompanying financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial reporting and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 of APAM included in APAM's prospectus dated October 31, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on November 1, 2013, which is accessible on the SEC's website at www.sec.gov.
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
At September 30, 2013 and December 31, 2012, Artisan's wholly-owned subsidiary, Artisan Partners Alternative Investments GP LLC, was the general partner of Artisan Partners Launch Equity LP ("Launch Equity"), a private investment partnership that is considered a VIE. Launch Equity is considered an investment company and therefore accounted for under Accounting Standard Codification Topic 946, "Financial Services – Investment Companies". Artisan has retained the specialized industry accounting principles of this investment company in its Consolidated Financial Statements. See Note 9, "Variable and Voting Interest Entities" for additional details.
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

Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Unaudited Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of September 30, 2013	As of December 31, 2012
Unrealized gain on investments	$800	$—
Foreign currency translation	26	—
Accumulated Other Comprehensive Income (Loss)	$826	$—
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

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
At September 30, 2013
Equity mutual funds	$18,335	$5,314	$—	$23,649
At December 31, 2012
Equity mutual funds	$13,335	$1,906	$—	$15,241
Artisan’s investments in equity mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to Accumulated other comprehensive income (loss).
As of September 30, 2013 and December 31, 2012, Artisan held no available-for-sale securities in an unrealized loss position.
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2013 and December 31, 2012:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2013
Assets
Cash and cash equivalents	$275,927	$275,927	$—	$—
Equity mutual funds	23,649	23,649	—	—
Liabilities
Contingent value rights	15,080	—	—	15,080

December 31, 2012
Assets
Cash and cash equivalents	$141,159	$141,159	$—	$—
Equity mutual funds	15,241	15,241	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Our Level 1 assets generally consist of marketable open-end mutual funds or UCITS. Our only Level 3 liabilities are the CVRs, which are discussed below. There were no Level 3 assets or liabilities as of December 31, 2012.

Our policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three and nine months ended September 30, 2013 and 2012.
Contingent Value Rights ("CVRs")
As part of the IPO-related reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO that, collectively, are similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. APAM was issued one Partnership CVR for each outstanding APAM CVR. The holders of the preferred units and convertible preferred stock did not pay any cash consideration for the CVRs. The CVRs are classified as liabilities and are accounted for under ASC 815 as derivatives.
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
Because the CVRs are not traded and therefore there is no market price for them, the fair value of the CVR liability is determined using a Monte Carlo pricing model. Monte Carlo simulation is often used to value complex derivative instruments by simulating various path-dependent conditions. The observable and unobservable assumptions used in the pricing model are included in the table below. Artisan's nonperformance or credit risk is embodied within the Monte Carlo pricing model through the discount rate assumption. For the three and nine months ended September 30, 2013, there were no changes in credit risk that would have an adverse impact on the CVR valuation. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of Artisan's management.
Significant unobservable inputs include expected stock prices, expected volatility, dividend yield rate, and discount rate. Significant increases in the expected stock prices, discount rate and expected volatility would result in a significantly lower fair value measurement. Significant increases in the dividend yield rate would result in a significantly higher fair value measurement.

September 30, 2013
Observable assumptions:
Price per share of Class A common stock	$52.36
Remaining term of CVRs	2.78 years
Unobservable assumptions:
Expected price volatility of Class A common stock	33.00%
Dividend yield rate	4.40%
Discount rate	5.00%
The unobservable assumptions were derived as follows:

•	Expected price volatility of Class A common stock - based on the average historical 2.78-year volatility of a peer group of public companies selected by management.

•	Dividend yield rate - based on management's assumptions of future dividends on Class A common stock and the price per share of Class A common stock.

•	Discount rate - based on the average of Artisan's borrowing rate and similar rates observed among a peer group of public companies selected by management.
As of September 30, 2013, a fair value of $15.1 million has been recorded as a liability for the CVRs. For the three and nine months ended September 30, 2013, gains of $6.9 million and $40.3 million, respectively, were recorded in other non-operating gains (losses) to reflect a decrease in the estimated fair value of the CVR liability.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2013:

Balance at December 31, 2012	$—
Issuance of contingent value rights	55,440
(Gains) losses included in earnings	(40,360)
Balance at September 30, 2013	$15,080
Note 6. Borrowings
Artisan's borrowings consist of the following:

		September 30, 2013		December 31, 2012
	Maturity	Outstanding Balance	Interest Rate Per Annum	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA	90,000	1.96%	(1)
Senior notes
Series A	August 2017	60,000	4.98%	60,000	4.98%
Series B	August 2019	50,000	5.32%	50,000	5.32%
Series C	August 2022	90,000	5.82%	90,000	5.82%
Total borrowings		$200,000		$290,000
(1) Interest rate under revolving credit agreement represents LIBOR plus the applicable margin as of December 31, 2012.
The fair value of borrowings was approximately $197.4 million as of September 30, 2013. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 5, "Fair Value Measurements".
Term Loan - On July 3, 2006, Holdings entered into an unsecured five-year term loan agreement with a syndicate of lenders (the "Term Loan") in the principal amount of $400.0 million. In November 2010, the Term Loan agreement was amended and the aggregate outstanding principal amount was reduced to $380.0 million. The maturity date of the loan was extended to July 1, 2013, for $363.0 million of the loan outstanding. The remaining $17.0 million of the loan matured on July 1, 2011. The amended Term Loan generally bore interest at a rate equal to, at our election, (i) LIBOR plus an applicable margin depending on Holdings’ leverage ratio (as defined in the Term Loan agreement) or (ii) an alternate base rate plus an applicable margin depending on Holdings’ leverage ratio.
On August 16, 2012, Holdings issued $200.0 million in senior unsecured notes and entered into a $100.0 million five-year revolving credit agreement and repaid all of the then-outstanding principal under the Term Loan.
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
In connection with the closing of the IPO, we paid all of the then-outstanding principal amount of loans under the revolving credit agreement. As of September 30, 2013, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.
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
Interest expense incurred on the term loan, unsecured notes and revolving credit agreement was $2.8 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, and $8.6 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2013	$—
2014	—
2015	—
2016	—
Thereafter	200,000
$200,000
Note 7. Derivative Instruments
Prior to August 16, 2012, Holdings was a party to a forward starting interest rate swap with a counterparty that had a total notional value of $200 million upon issuance, a start date of July 1, 2011, and a final maturity date of July 1, 2013. Holdings entered into that agreement on November 22, 2010. The counter-party under this forward starting interest rate swap contract paid Holdings variable interest at the three-month LIBOR rate, and Holdings paid the counterparty a fixed interest rate of 1.04%. This forward starting interest rate swap effectively converted the amended Term Loan into fixed rate debt to the extent of the notional value of the swap contract, in order to manage interest rate risk on the amended Term Loan. On December 14, 2011, Holdings discontinued the hedge accounting treatment of the swap because the hedged forecasted transaction was no longer probable of occurring. All prospective fair value changes of the derivative were recognized in earnings. On August 16, 2012, Holdings terminated the swap in connection with the repayment of the entire then-outstanding principal amount of the Term Loan and made a required final swap settlement payment of $1.1 million. Net interest expense incurred on the interest rate swap was $0.2 million and $0.7 million for the three and nine months ended September 30, 2012, respectively.
See Note 5, "Fair Value Measurements" for information regarding the contingent value rights.
The following tables present gains (losses) recognized on derivative instruments for the three and nine months ended September 30, 2013 and 2012:

		Three months ended September 30,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses
Contingent value rights	Net gain on the valuation of contingent value rights	$6,940	$—	$—	$—
Interest rate swap	Loss on interest rate swap	—	—	—	(17)
Total		$6,940	$—	$—	$(17)

		Nine months ended September 30,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses
Contingent value rights	Net gain on the valuation of contingent value rights	$40,360	$—	$—	$—
Interest rate swap	Loss on interest rate swap	—	—	—	(69)
Total		$40,360	$—	$—	$(69)
Note 8. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are our historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. As of September 30, 2013, APAM held approximately 24% of the economic interests in Holdings. "Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings" on the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings. All income for the period prior to March 12, 2013, is entirely attributable to noncontrolling interests.

During the three months ended September 30, 2013, APAM's ownership interest in Holdings increased due to (i) the issuance of 1,575,157 Holdings' GP units corresponding to 1,575,157 restricted shares of Class A common stock issued by APAM during the period and (ii) the forfeiture of 42,055 Holdings' LP units as a result of the termination of employment of employee-partners. Since APAM continues to have a controlling interest in Holdings, changes in ownership of Holdings are accounted for as equity transactions. "Additional paid-in capital" and "Noncontrolling interest - Artisan Partners Holdings" on the Unaudited Condensed Consolidated Statements of Financial Condition are adjusted to reallocate Holdings' historical equity to reflect the change in APAM's ownership of Holdings.
As a result of the change in ownership, a deficit of $33.2 million was transferred to additional paid-in capital from noncontrolling interests in Artisan Partners Holdings. Additionally, accumulated other comprehensive income is adjusted to reflect the change in ownership interest through a $0.1 million reduction to noncontrolling interest and a $0.1 million increase to accumulated other comprehensive income. The increased ownership level also resulted in a $0.3 million decrease in deferred tax assets and accumulated other comprehensive income. The impact of the change in APAM's ownership interests in Holdings is reflected in "Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax" in the Unaudited Consolidated Statement of Changes in Stockholders' Equity.
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
Our maximum exposure to loss from our involvement with Launch Equity is limited to our equity investment of $1 thousand while our potential benefit is limited to the management and incentive fees we receive as investment adviser. Therefore, the gains or losses of Launch Equity have not had a significant impact on our results of operations, liquidity or capital resources. We have no right to the benefits from, nor do we bear the risks associated with, Launch Equity's investments, beyond our minimal direct investment in Launch Equity. If we were to liquidate, the assets of Launch Equity would not be available to our general creditors and as a result, we do not consider investments held by Launch Equity to be our assets.

The following tables reflect the impact of consolidating Launch Equity's assets and liabilities into the Consolidated Statement of Financial Condition as of September 30, 2013 and December 31, 2012 and results into the Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012.
Condensed Consolidating Statements of Financial Condition

	As of September 30, 2013				As of December 31, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Cash and cash equivalents	$275,927	$—	$—	$275,927	$141,159	$—	$—	$141,159
Cash and cash equivalents of Launch Equity	—	18,420	—	18,420	—	10,180	—	10,180
Accounts receivable	59,398	—	—	59,398	46,022	—	—	46,022
Accounts receivable of Launch Equity	—	15,187	—	15,187	—	10,595	—	10,595
Investment securities of Launch Equity	1	65,341	(1)	65,341	1	46,237	(1)	46,237
Other assets	107,514	—	—	107,514	33,367	—	—	33,367
Total assets	$442,840	$98,948	$(1)	$541,787	$220,549	$67,012	$(1)	$287,560

Payables of Launch Equity	$—	$14,533	$—	$14,533	$—	$10,726	$—	$10,726
Securities sold, not yet purchased of Launch Equity	—	35,497	—	35,497	—	19,586	—	19,586
Other liabilities	395,817	—	—	395,817	572,769	—	—	572,769
Total liabilities	395,817	50,030	—	445,847	572,769	30,312	—	603,081
Redeemable preferred units	—	—	—	—	357,194	—	—	357,194
Total stockholders' equity	24,559	—	—	24,559	—	—	—	—
Noncontrolling interest - Artisan Partners Holdings	22,464	1	(1)	22,464	(709,414)	1	(1)	(709,414)
Noncontrolling interest - Launch Equity	—	48,917	—	48,917	—	36,699	—	36,699
Total equity (deficit)	47,023	48,918	(1)	95,940	(709,414)	36,700	(1)	(672,715)
Total liabilities and equity	$442,840	$98,948	$(1)	$541,787	$220,549	$67,012	$(1)	$287,560

Condensed Consolidating Statements of Operations

	Three Months Ended
	September 30, 2013				September 30, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$178,214	$—	$(122)	$178,092	$128,174	$—	$(91)	$128,083
Total operating expenses	124,854	—	(122)	124,732	166,392	—	(91)	166,301
Operating income (loss)	53,360	—	—	53,360	(38,218)	—	—	(38,218)
Non-operating income (loss)	4,055	—	—	4,055	(4,440)	—	—	(4,440)
Net gains of Launch Equity	—	5,499	—	5,499	—	6,935	—	6,935
Total non-operating income (loss)	4,055	5,499	—	9,554	(4,440)	6,935	—	2,495
Income (loss) before income taxes	57,415	5,499	—	62,914	(42,658)	6,935	—	(35,723)
Provision for income taxes	6,824	—	—	6,824	243	—	—	243
Net income (loss)	50,591	5,499	—	56,090	(42,901)	6,935	—	(35,966)
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	44,614	—	—	44,614	(42,901)	—	—	(42,901)
Less: Net income attributable to noncontrolling interests - Launch Equity	—	5,499	—	5,499	—	6,935	—	6,935
Net income attributable to Artisan Partners Asset Management Inc.	$5,977	$—	$—	$5,977	$—	$—	$—	$—

	Nine Months Ended
	September 30, 2013				September 30, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$488,583	$—	$(335)	$488,248	$368,772	$—	$(230)	$368,542
Total operating expenses	808,153	—	(335)	807,818	361,118	—	(230)	360,888
Operating income (loss)	(319,570)	—	—	(319,570)	7,654	—	—	7,654
Non-operating income (loss)	31,374	—	—	31,374	(9,724)	—	—	(9,724)
Net gains of Launch Equity	—	9,068	—	9,068	—	8,474	—	8,474
Total non-operating income (loss)	31,374	9,068	—	40,442	(9,724)	8,474	—	(1,250)
Income (loss) before income taxes	(288,196)	9,068	—	(279,128)	(2,070)	8,474	—	6,404
Provision for income taxes	17,146	—	—	17,146	822	—	—	822
Net income (loss)	(305,342)	9,068	—	(296,274)	(2,892)	8,474	—	5,582
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(320,067)	—	—	(320,067)	(2,892)	—	—	(2,892)
Less: Net income attributable to noncontrolling interests - Launch Equity	—	9,068	—	9,068	—	8,474	—	8,474
Net income attributable to Artisan Partners Asset Management Inc.	$14,725	$—	$—	$14,725	$—	$—	$—	$—
The carrying value of Launch Equity's consolidated investments is also their fair value. Short and long positions on equity securities are valued based upon closing market prices of the security on the principal exchange on which they are traded. Investments in investment companies are valued at their respective net asset values on the valuation date. Short-term investments, other than repurchase agreements, maturing within sixty days from the valuation date are valued at amortized cost, which approximates market value.
The following table presents the fair value hierarchy levels of investments and liabilities held by Launch Equity which are measured at fair value as of September 30, 2013 and December 31, 2012:

	Assets and Liabilities at Fair Value:
	Total	Level 1	Level 2	Level 3
September 30, 2013
Assets
Cash and cash equivalents	$18,420	$18,420	$—	$—
Equity securities – long position	$65,341	$65,341	$—	$—
Liabilities
Equity securities – short position	$35,497	$35,497	$—	$—

December 31, 2012
Assets
Cash and cash equivalents	$10,180	$10,180	$—	$—
Equity securities – long position	$46,237	$46,237	$—	$—
Liabilities
Equity securities – short position	$19,586	$19,586	$—	$—

Note 10. Stockholders' Equity
Artisan Partners Holdings - Partners' Deficit
Prior to the reorganization described in Note 2, "Reorganization and IPO", Holdings was a private company. Holdings had several outstanding classes of partnership units held by investors.
Holdings historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also made, and will continue to make, additional distributions of its net income under the terms of the partnership agreement. The distributions have been recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date.
Holding's partnership distributions totaled $58.5 million and $81.1 million for the three months ended September 30, 2013 and 2012, respectively, and $245.1 million and $134.6 million for the nine months ended September 30, 2013 and 2012, respectively. Partnership distributions for the three and nine months ended September 30, 2012 includes a partnership distribution payable of $12.5 million declared by Holdings on September 12, 2012 and paid on October 16, 2012. The portion of these distributions made prior to the IPO to the holders of Class B common units (which were classified as liability awards prior to the IPO) are reflected as compensation and benefits expense within the Consolidated Statements of Operations, and totaled $32.1 million for the three months ended September 30, 2012, and $65.7 million and $54.0 million for the nine months ended September 30, 2013 and 2012, respectively. The portion of these distributions made prior to the IPO to the other partners of Holdings and, after the IPO, to all partners impact total stockholders' equity, with the exception of the portion of distributions made to APAM, the general partner of Holdings. Holdings distributions to APAM totaled $12.5 million and $19.3 million for the three and nine months ended September 30, 2013, respectively.
The pre-IPO partners of Holdings received APAM shares in connection with the reorganization and IPO, as described below.
APAM - Stockholders' Equity
As of September 30, 2013, APAM had the following authorized and outstanding equity:

	Shares at September 30, 2013
	Authorized	Outstanding	Voting Rights (1)	Economic Rights (2)
Common shares
Class A, par value $0.01 per share	500,000,000	14,287,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	25,629,149	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	29,001,959	1 vote per share	None

Preferred shares
Convertible preferred, par value $0.01 per share	15,000,000	2,565,463	1 vote per share	Proportionate
(1) Artisan Investment Corporation and each of our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2013, our employees held 1,575,157 shares of Class A common stock subject to the agreement and all 25,629,149 outstanding shares of Class B common stock, and Artisan Investment Corporation held 9,627,644 shares of Class C common stock.

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

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. During the quarter APAM paid a dividend of $0.43 per share of outstanding Class A common stock.
APAM issued the following shares during the nine months ended September 30, 2013, primarily in connection with the reorganization and IPO described in Note 2, "Reorganization and IPO":

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
On July 17, 2013, APAM issued 1,575,157 restricted shares of Class A common stock to its employees and employees of its subsidiaries. In general, these restricted shares will vest pro rata in the third fiscal quarter of each of the next five years.
Class B Common Stock
APAM issued 26,271,120 shares of Class B common stock to employee-partners in amounts equal to the number of Class B common units those individuals held in Holdings. Upon termination of employment with Artisan, an employee-partner's vested Class B common units are automatically exchanged for Class E common units; unvested Class B common units are forfeited. The employee-partner's shares of Class B common stock are canceled and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner's number of Class E common units. The former employee-partner's Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three and nine months ended September 30, 2013, 209,853 and 641,971 shares of Class B common stock, respectively, were canceled as a result of the termination of employment of employee-partners.
Class C Common Stock
APAM issued 28,442,643 shares of Class C common stock to certain investors in Holdings. The number of shares issued was equal to the number of units the investors held in Holdings. During the three and nine months ended September 30, 2013, 167,798 and 559,316 shares of Class C common stock, respectively, were issued to former employee-partners in connection with the termination of their employment as described above.
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
Note 11. Compensation and Benefits

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Salaries, incentive compensation and benefits (1)	$76,056	$56,401	$217,987	$165,655
Restricted share compensation expense	3,414	—	3,414	—
Total salaries, incentive compensation and benefits	79,470	56,401	221,401	165,655
Pre-offering related compensation - share-based awards	23,441	56,023	380,523	85,907
Pre-offering related compensation - other	—	32,065	143,035	53,960
Total compensation and benefits	$102,911	$144,489	$744,959	$305,522
(1) Excluding share-based compensation
Incentive compensation
Cash incentive compensation paid to members of our portfolio management teams and members of our marketing and client service teams is based on a formula that is tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and our overall results during the applicable year and is generally paid in the fourth quarter of the year.

Restricted shares
On July 17, 2013, our board of directors approved the issuance of 1,575,157 restricted shares of Class A common stock to our employees and employees of our subsidiaries pursuant to our 2013 Omnibus Incentive Compensation Plan. The shares will vest pro rata over the next five years. Unvested shares are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to voting rights and rights to dividends on unvested and vested shares.
Total compensation expense associated with the July 17 award is expected to be approximately $79.2 million, which will be recognized over the five-year vesting period. The Company recognizes compensation expense based on estimated grant date fair value, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, based on actual forfeiture activity.
The following table summarizes the restricted share activity for the nine months ended September 30, 2013:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at December 31, 2012	$—	—
Granted	52.36	1,575,157
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2013	$52.36	1,575,157
Compensation expense recognized related to the restricted shares was $3.4 million for the three and nine months ended September 30, 2013. The unrecognized compensation expense for the unvested restricted shares as of September 30, 2013 was $75.8 million with a weighted average recognition period of 4.80 years remaining.
Pre-offering related compensation consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Change in value of Class B liability awards	$—	$56,023	$41,942	$85,907
Class B award modification expense	—	—	287,292	—
Amortization expense on pre-offering Class B awards	23,441	—	51,289	—
Pre-offering related compensation - share-based awards	23,441	56,023	380,523	85,907

Pre-offering related cash incentive compensation	—	—	56,788	—
Pre-offering related bonus make-whole compensation	—	—	20,520	—
Distributions on Class B liability awards	—	32,065	65,727	53,960
Pre-offering related compensation - other	—	32,065	143,035	53,960
Total pre-offering related compensation	$23,441	$88,088	$523,558	$139,867
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
As of December 31, 2012, Holdings had accepted three notices of retirement and the redemption value of the related Class B interests was increased to reflect the premium associated with the anticipated redemptions by reason of retirement. Since this premium would apply only upon retirement in accordance with the terms of the grant agreement and notice, the increase in redemption value was treated as a modification of a liability award as of the date Artisan accepted the notice of retirement in 2012 and effectively became obligated to pay the premium on redemption. As of December 31, 2012, the premium for those partners giving notice of retirement resulted in a $7.9 million cumulative increase in the award liability. The Class B interests were carried at fair value, reflecting the retirement premium, from the date of Artisan's acceptance of the retirement notification through the date of the individual's retirement and the payment obligation was fixed.
The Class B awards of partners whose services to Holdings terminated prior to the IPO will be redeemed for payments totaling $26.7 million and $29.3 million as of September 30, 2013 and December 31, 2012, respectively. Payments of $0.8 million and $5.1 million were made for the three and nine months ended September 30, 2013, respectively. Additionally, the partner redemption liability was increased $2.5 million for a partner whose employment terminated in the first quarter prior to the IPO.
The aggregate redemption values and liabilities of the Class B obligation were as follows:

	As of As of September 30, 2013	As of December 31, 2012
Redemption value:
Vested Class B share-based awards	$—	$225,249
Unvested Class B share-based awards	—	103,052
Purchased Class B share-based awards	—	2,811
Aggregate fair value	$—	$331,112
Liabilities:
Class B share-based awards	$—	$225,249
Redeemed Class B share-based awards	26,713	29,257

At December 31, 2012, the aggregate fair value of unrecognized compensation cost for the unvested Class B awards was $103.1 million with a weighted average recognition period of 3.30 years remaining.
Modification of Class B share-based awards
As a part of the IPO-related reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment is considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. As a result of the modification, we recognized a non-recurring expense of $287.3 million based on the elimination of the redemption feature associated with the Class B awards recorded as the difference between the fair value and carrying value of the liability associated with the vested Class B common units immediately prior to the IPO. For any unvested Class B awards, we will recognize recurring non-cash compensation charges over the remaining vesting period. No additional awards were granted during the nine months ended September 30, 2013.
The following table summarizes the activity related to unvested Class B awards during the period March 12, 2013 to September 30, 2013:

	March 12, 2013 to September 30, 2013
	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at March 12, 2013	$30.00	10,049,314
Granted	—	—
Forfeited	—	(64,436)
Vested	—	(2,652,458)
Unvested at September 30, 2013	$30.00	7,332,420
The unrecognized compensation expense for the unvested Class B awards as of September 30, 2013 was $175.5 million with a weighted average recognition period of 2.89 years remaining.
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
Pre-offering related compensation - other
In addition to the modification of Class B share-based awards, we also incurred pre-offering related compensation charges of $56.8 million to pay cash incentive compensation to certain portfolio managers and $20.5 million representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Holdings' pre-IPO non-employee partners that instead has been allocated and will be distributed to certain employee-partners. For the current year period prior to the IPO, profits distributions totaling $65.7 million were made to Class B partners.
Note 12. Income Taxes and Related Payments
APAM is subject to U.S. federal and state income taxation on APAM's allocable portion of the income of Holdings. APAM's effective income tax rate was lower than the U.S. Federal statutory rate and is dependent on many factors, including a rate benefit attributable to the fact that approximately 76% of Holdings' earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes. Prior to our IPO and reorganization in March 2013, none of Holdings' earnings were subject to U.S. corporate-level taxes. The provision for income taxes in 2012 represents foreign income taxes of certain foreign corporate subsidiaries.
The H&F Corp Merger described in Note 2, "Reorganization and IPO" resulted in an increase in tax basis which we expect will reduce future U.S. federal and state income taxes and create a liability under the TRA between APAM and the former shareholder of H&F Corp. The purchase by APAM of Class A common units in connection with the IPO also resulted in an increase in tax basis which we expect will reduce future U.S. federal and state income taxes and create a liability under the TRA between APAM and the limited partners of Holdings. The TRAs require APAM to pay to the relevant counterparty an amount equal to 85% of the cash tax savings (if any) resulting from the increased tax benefits from the transaction giving rise to the tax benefit and for APAM to retain 15% of such benefits. Accordingly, balances of deferred tax assets, amounts payable under TRA and additional paid-in capital were $61.6 million, $54.0 million and $9.5 million, respectively, as of September 30, 2013. The deferred tax asset is comprised of the $62.9 million originally recorded at the time of the IPO less $1.3 million reclassified as current year-to-date amortization.
See Note 3, "Summary of Significant Accounting Policies" for further information. No amounts were paid under the TRAs for the nine months ended September 30, 2013.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Federal	$4,868	$—	$8,007	$—
State and local	647	—	1,564	—
Foreign	100	243	320	822
Total	5,615	243	9,891	822
Deferred:
Federal	1,131	—	7,027	—
State and local	78	—	228	—
Total	1,209	—	7,255	—
Income tax expense	$6,824	$243	$17,146	$822
Net deferred tax assets comprise the following:

	As of September 30, 2013	As of December 31, 2012
Deferred tax assets:
Step-up of tax basis (1)	$61,562	$—
Contingent value rights (2)	1,191	—
Other (3)	2,001	—
Total deferred tax assets	64,754	—
Less: valuation allowance (4)	—	—
Net deferred tax assets	$64,754	$—
(1) Represents the unamortized step-up of tax basis from the H&F Corp Merger and the purchase of Class A common units by APAM.
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of September 30, 2013 and December 31, 2012.
In the normal course of business, we are subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2013, our U.S. federal income tax returns for the years 2010 through 2012 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2012. Foreign tax returns are generally subject to audit from 2010 to 2012.

Note 13. Earnings Per Share
Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted shares are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by the employees. Income available to Class A common stockholders is computed by deducting from net income attributable to APAM dividends declared or paid to convertible preferred stockholders during the period and earnings (distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. The IPO and related reorganization closed on March 12, 2013. All income for the period prior to that date was entirely allocable to noncontrolling interest. As a result, only net income allocable to APAM from the period subsequent to the IPO is included in net income (loss) available to Class A common stockholders for the period ended September 30, 2013.
Diluted earnings per share is computed by increasing the denominator by the amount of additional Class A common shares that would have been outstanding if all potential Class A common shares had been issued. Potential dilutive Class A common shares consist of (1) the Class A common shares issuable upon exchange of Holdings' limited partnership units (together with the corresponding shares of APAM Class B or C common stock) for APAM Class A common stock and conversion of APAM convertible preferred stock into APAM Class A common stock and (2) unvested restricted shares of Class A common stock.
At September 30, 2013, there were 54,631,108 limited partnership units of Holdings outstanding which, subject to certain restrictions and conditions, will be exchangeable for up to 54,631,108 shares of the Company's Class A common stock beginning on March 12, 2014, unless we were to allow earlier exchanges. Such units/shares were not included in the calculation of diluted net income (loss) per common share because the effect would have been anti-dilutive. Unvested restricted shares of Class A common stock were also determined to be anti-dilutive. As a result, the 1,575,157 unvested shares and net income allocated to those shares were excluded from the calculation of diluted earnings per share. The 2,565,463 shares of APAM convertible preferred stock were determined to be dilutive and are included in the diluted earnings per share calculation. The dilutive effect of outstanding convertible preferred stock is reflected in diluted earnings per share by application of the if-converted method.
The computation of weighted average common shares outstanding considers the outstanding shares of Class A common stock from March 12, 2013, through September 30, 2013. The Class B and Class C common shares do not share in profits of APAM and therefore are not reflected. The computation of basic and diluted earnings per share for the three months ended September 30, 2013 and the period March 12, 2013 through September 30, 2013 were as follows:

Basic Earnings Per Share	For the Three Months Ended September 30, 2013	For the Period from March 12, 2013 through September 30, 2013
Numerator:
Net income (loss) allocable to APAM - basic	$5,977	$14,725
Convertible preferred stock dividends	—	—
Net income allocated to participating securities - basic	(650)	(2,357)
Net income (loss) allocable to common shareholders - basic	$5,327	$12,368
Denominator:
Weighted average shares outstanding - basic	12,728,949	12,728,949
Earnings per share - basic	$0.42	$0.97

Diluted Earnings Per Share	For the Three Months Ended September 30, 2013	For the Period from March 12, 2013 through September 30, 2013
Numerator:
Net income (loss) allocable to APAM - diluted	$5,977	$14,725
Convertible preferred stock dividends	—	—
Net income allocated to participating securities - diluted	(650)	(967)
Net income (loss) allocable to common shareholders - diluted	$5,327	$13,758
Denominator:
Weighted average shares outstanding - basic	12,728,949	12,728,949
Effect of dilutive securities	2,565,463	2,565,463
Weighted average shares outstanding - diluted	15,294,412	15,294,412
Earnings per share - diluted	$0.35	$0.90
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
Affiliate transactions—Artisan Funds
We have agreements to serve as the investment manager of Artisan Funds, with which certain of our employees are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Artisan Funds annually, we receive a fee based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.64% to 1.25%. We generally collect revenues related to these services on the last business day of each month and record them in Management fees in the Consolidated Statement of Operations. We have contractually agreed to waive our management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than 1.50% of average daily net assets through February 1, 2014. In addition, we may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with us receive no compensation from the funds. At September 30, 2013 and December 31, 2012, respectively, accounts receivable included $0 and $81 thousand due from Artisan Funds.
Fees for managing the Artisan Funds and amounts waived or reimbursed by us for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Investment management fees:
Artisan Funds	$118,854	$84,626	$324,467	$243,708
Fee waiver / expense reimbursement:
Artisan Funds	$151	$56	$273	$171

Affiliate transactions—Artisan Global Funds
We have agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain of our employees are affiliated. Under the terms of these agreements, we receive a fee based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. We reimburse each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including our fee, exceed certain levels, which range from 0.10% to 0.20%. At September 30, 2013 and December 31, 2012, respectively, accounts receivable included $1.0 million and $0.7 million due from Artisan Global Funds.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by us are as follows:

	For the For the Three Months Ended September 30,		For the For the Nine Months Ended September 30,
	2013	2012	2013	2012
Investment management fees:
Artisan Global Funds	$2,490	$794	$6,039	$2,011
Fee waiver / expense reimbursement:
Artisan Global Funds	$145	$119	$573	$498
Affiliate transactions—Launch Equity
We have an agreement to serve as the investment manager of Launch Equity. Under the terms of the agreement we earn a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At our discretion, the fee may be waived and certain expenses reimbursed to the extent they exceed a certain level. We expect to waive 100% of our quarterly fee and reimburse Launch Equity for all operating expenses, and we may waive other expenses as well. We are also entitled to receive an allocation equal to 20% of Launch Equity’s net capital appreciation as determined at the conclusion of its fiscal year. That amount, which we also expect to waive in the future, is calculated at the end of the Launch Equity's fiscal year. Expense reimbursements totaled $41 thousand and $18 thousand for the three months ended September 30, 2013 and 2012, respectively, and $128 thousand and $100 thousand for the nine months ended September 30, 2013 and 2012, respectively.
Affiliate transactions—AIC
We have cost sharing arrangements with AIC, as well as AIC’s beneficial owners, Andrew A. Ziegler (an Artisan employee and our Executive Chairman) and Carlene M. Ziegler (also an Artisan employee), pursuant to which we and certain of our employees provide certain administrative services to AIC and its owners, and AIC and its owners reimburse us for the costs related to such services. At September 30, 2013 and December 31, 2012, accounts receivable included $50 thousand and $231 thousand due from AIC, respectively.
Note 16. Subsequent Events
On November 6, 2013, APAM completed a registered public offering of 5,520,000 shares of Class A common stock and utilized all of the net proceeds to purchase from private equity funds controlled by Hellman & Friedman LLC, 4,152,665 preferred units of Artisan Partners Holdings, our direct subsidiary, and 1,367,335 shares of our convertible preferred stock. As the offering occurred subsequent to September 30, 2013, the impact of the offering, including the cancellation of the CVRs in connection with the offering, is not reflected in APAM's September 30, 2013 consolidated financial statements. The offering will have the following impact on APAM's consolidated financial statements, which will be recorded in the fourth quarter:

•	The CVRs were terminated without payment in conjunction with the offering and as a result, the $15.1 million liability has been eliminated.

•	The offering increased APAM's ownership interest in Holdings from 24% to 29%.

•
APAM's purchase of Holdings' preferred units with a portion of the net proceeds resulted in an increase to deferred tax assets of approximately $122.6 million and an increase in amounts payable under tax receivable agreements of approximately $104.2 million, in accordance with the TRAs.

Distributions and dividends
On October 22, 2013, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $21.4 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a $0.43 dividend with respect to APAM's Class A common stock. The APAM dividend is payable on November 26, 2013, to shareholders of record as of November 11, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Our operations are conducted through Artisan Partners Holdings and its subsidiaries. We derive essentially all of our revenues from investment management fees. Nearly all our fees are based on a specified percentage of clients' average assets under our management. We operate our business in a single segment.
We have five autonomous investment teams that oversee thirteen distinct U.S., non-U.S. and global investment strategies. Each strategy is offered through multiple investment vehicles to accommodate a broad range of client mandates.
Global equity market conditions can materially affect our financial performance. Global equity markets were generally strong during the third quarter and year to date period ended September 30, 2013. Equity market indices generally increased globally during the three and nine months ended September 30, 2013, as evidenced by the 5.2% and 19.8% total returns of the S&P 500 Index and 7.9% and 14.4% total returns of the MSCI All Country World Index, during the respective periods.
As of September 30, 2013, our assets under management ("AUM") were $96.9 billion. During the three months ended September 30, 2013 we generated $178.0 million in revenues on $92.4 billion in average AUM. For the nine months ended September 30, 2013 we generated $488.2 million in revenues on $85.7 billion in average AUM. A combination of net client cash inflows of $2.1 billion and $5.7 billion and market appreciation of $9.0 billion and $16.9 billion, contributed to our growth in AUM and revenues for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013 we had positive net client cash flows in 11 of our 13 strategies and in all five distribution channels, sourced from clients located in the U.S. and abroad.
On July 17, 2013, our board of directors approved the issuance of 1,575,157 restricted shares of Class A common stock to our employees and employees of our subsidiaries. Total compensation expense associated with these awards is expected to be approximately $79.2 million, which will be recognized over the five-year vesting period. Compensation expense recognized related to the restricted shares was $3.4 million for the three and nine months ended September 30, 2013.
On November 6, 2013, APAM completed an offering of 5,520,000 shares of Class A common stock and utilized all of the net proceeds to purchase from private equity funds controlled by Hellman & Friedman LLC, 4,152,665 preferred units of Artisan Partners Holdings ("Holdings"), our direct subsidiary, and 1,367,335 shares of our convertible preferred stock. As the offering occurred subsequent to September 30, 2013, the impact of the offering, including the cancellation of the CVRs in connection with the offering, is not reflected in APAM's September 30, 2013 consolidated financial statements.
As of September 30, 2013 we had approximately 295 employees.
Factors Impacting our Results of Operations
Organizational Restructuring
On March 12, 2013, APAM and the intermediary holding company through which APAM conducts its operations, Artisan Partners Holdings, completed a series of transactions (the "IPO Reorganization") to reorganize their capital structures in connection with the initial public offering ("IPO") of APAM's Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company. The IPO Reorganization is described in detail under the heading "Our Structure and Reorganization" in our prospectus dated March 6, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on March 7, 2013, which is accessible on the SEC's website at www.sec.gov.
The historical results of operations discussed below are the combined results of Artisan Partners Asset Management and Artisan Partners Holdings. Because Artisan Partners Asset Management and Artisan Partners Holdings were under common control at the time of the IPO Reorganization, Artisan Partners Asset Management’s acquisition of control of Artisan Partners Holdings was accounted for as a transaction among entities under common control. Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner. Our employees and other investors held approximately 76% of the equity interests in Holdings as of September 30, 2013. As a result, our post-IPO results reflect a significant noncontrolling interest. As of September 30, 2013, our net income represented approximately 24% of Holdings' net income. The November 6, 2013 offering increased our ownership interest in Holdings from 24% to 29%.
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
As part of the IPO Reorganization, the grant agreements pursuant to which the Class B interests were granted were amended to eliminate the cash redemption feature. As a result, liability award accounting no longer applies and the costs associated with distributions to our Class B partners and changes in the value of Class B liability awards are no longer recognized as compensation expense. However, we will continue to record compensation expense for the fair value of the Class B common units that were unvested at the time of the IPO Reorganization over their remaining vesting period. The total value of unvested Class B common units as of September 30, 2013 was $175.5 million. Also as a result of the IPO Reorganization, we recognized a non-recurring compensation expense based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO Reorganization and the value based on the offering price per share of Class A common stock ($30.00 per share). The amount of this non-recurring charge was $287.3 million. We also recognized a $56.8 million compensation expense relating to a cash incentive compensation payment we made to certain of our portfolio managers in connection with the IPO and $20.5 million of compensation expense associated with the reallocation of profits after the IPO which otherwise would have been allocable and distributable to Holdings' pre-IPO non-employee partners but were instead allocated to certain of Artisan Partners Holdings' employee-partners.
Issuance of CVRs
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. The CVRs were terminated in conjunction with our common stock offering that closed on November 6, 2013. The CVRs have been classified as liabilities and accounted for under ASC 815 as derivatives. As of September 30, 2013, a fair value of $15.1 million was recorded as a liability for the CVRs. For the three and nine months ended September 30, 2013, gains of $6.9 million and $40.3 million, respectively were recorded in other non-operating gains (losses) to reflect a decrease in the fair value of the CVR liability.
Prior to their termination, the CVRs may have required Artisan to make a cash payment to the CVR holders on July 11, 2016, or, if earlier, five business days after the effective date of a change in control of Artisan. The amount of any required payment would have depended on the average of the daily volume weighted average price, or VWAP, of APAM Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the CVR holders with respect to their equity interest in Artisan, subject to a maximum aggregate payment of $100.0 million for all CVRs. The CVRs would have been terminated without a payment if the average of the daily VWAP of APAM Class A common stock over any period of 60 consecutive trading days, beginning no earlier than June 12, 2014, was at least $43.11 divided by the then-applicable conversion rate applicable to the convertible preferred stock.
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
As of September 30, 2013, a deferred tax asset of $64.8 million and amounts payable under the TRAs of $54.0 million have been recorded in the Condensed Consolidated Statements of Financial Condition as a result of the above items and other tax impacts of the IPO Reorganization. APAM's purchase of Holdings' preferred units with a portion of the November 6, 2013 offering proceeds resulted in an increase to deferred tax assets of approximately $122.6 million and an increase in amounts payable under tax receivable agreements of approximately $104.2 million as of November 6, 2013, in accordance with the TRAs.
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
Costs of Being a Public Company
Following the IPO, we have incurred, and expect to continue to incur, additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors' and officers' liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. In addition, we expect to incur expense during the third and fourth quarters of 2013 and the first quarter of 2014, currently expected to be between $2.0 and $3.0 million in aggregate, in obtaining the necessary approvals from the boards and shareholders of the mutual funds we advise and sub-advise and the necessary consents from our separate account clients in connection with the change of control (for purposes of the Investment Company Act and Investment Advisers Act) that we expect to occur no later than March 12, 2014. These additional expenses will increase our general and administrative expenses and reduce our net income. Further, we may incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock. We expect to incur between $1.0 and $2.0 million of expenditures in the fourth quarter of 2013 related to our common stock offering that closed on November 6, 2013. These expenses will be capitalized and reduce our equity.
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
Our AUM increased to $96.9 billion at September 30, 2013, an increase of $27.1 billion, or 38.8%, from September 30, 2012 due to $19.9 billion in market appreciation and $7.2 billion of net client cash inflows. Average AUM during the quarter ended September 30, 2013 was $92.4 billion, an increase of 38.2% compared to average AUM during the quarter ended September 30, 2012 of $66.8 billion. Average AUM for the nine months ended September 30, 2013 was $85.7 billion, an increase of 32.9% compared to average AUM for the nine months ended September 30, 2012 of $64.5 billion. As of September 30, 2013, 11% of our AUM was sourced from non-U.S. clients, up from 10% of AUM as of September 30, 2012.

For the three months ended September 30, 2013, 11 of our 13 investment strategies experienced net client cash inflows, resulting in net client cash inflows of $2.1 billion for the period. The Global Value strategy, managed by the Global Value team, and the U.S. Small-Cap Growth strategy, managed by the Growth team, received the most net inflows during the quarter, gathering net inflows of $578.3 million and $414.3 million, respectively. During the three months ended September 30, 2013, our U.S. Mid-Cap Growth strategy and U.S. Small-Cap Value strategy experienced net client cash outflows. Artisan Funds and Artisan Global Funds had $1.9 billion of net inflows primarily sourced through our broker-dealer and financial advisor channels. Separate accounts had net inflows of $175.8 million.
For the nine months ended September 30, 2013, 11 of our 13 investment strategies experienced net client cash inflows, resulting in net client cash inflows of $5.7 billion for the period. Strategies managed by our Global Value team gathered $3.3 billion of net inflows comprised of $2.2 billion into the Global Value strategy and $1.1 billion into the Non-U.S. Value strategy. During the nine months ended September 30, 2013, our Emerging Markets strategy and U.S. Small-Cap Value strategy experienced net client cash outflows. For the nine months ended September 30, 2013, Artisan Funds and Artisan Global Funds had $5.6 billion of net inflows primarily sourced through our broker-dealer and financial advisor channels. Separate accounts had net client cash inflows of $75.6 million. Historically, we have observed that client activity tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters. However, there can be no guarantee that past experience will be indicative of future activity.
We monitor the availability of attractive investment opportunities relative to the amount of assets we manage in each of our investment strategies. When appropriate, we will close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our aggregate AUM may be negatively impacted in the short term. We may also re-open a strategy, widely or selectively, to fill available capacity or manage the diversification of our client base in that strategy. On August 2, 2013, we closed our U.S. Small-Cap Growth strategy to most new investors and clients relationships. The Small-Cap Growth strategy had net client cash inflows of $728.9 million for the nine months ended September 30, 2013.

The table below sets forth changes in our total AUM:

	For the Three Months Ended September 30,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Beginning assets under management	$85,791	$64,072	$21,719	33.9%
Gross client cash inflows	5,373	4,301	1,072	24.9%
Gross client cash outflows	(3,276)	(2,789)	(487)	(17.5)%
Net client cash flows	2,097	1,512	585	38.7%
Market appreciation (depreciation)	9,043	4,251	4,792	112.7%
Ending assets under management	$96,931	$69,835	$27,096	38.8%
Average assets under management	$92,385	$66,831	$25,554	38.2%

	For the Nine Months Ended September 30,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Beginning assets under management	$74,334	$57,104	$17,230	30.2%
Gross client cash inflows	16,667	13,051	3,616	27.7%
Gross client cash outflows	(10,970)	(8,781)	(2,189)	(24.9)%
Net client cash flows	5,697	4,270	1,427	33.4%
Market appreciation (depreciation)	16,900	8,461	8,439	99.7%
Ending assets under management	$96,931	$69,835	$27,096	38.8%
Average assets under management	$85,683	$64,467	$21,216	32.9%

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas. We have experienced strong growth in AUM through broker-dealers that have centralized the process for selecting which funds to offer to a relatively limited number of key decision-makers that exhibit institutional decision-making behavior, which we believe allows us to gain broad exposure to broker-dealer and private bank clients in a manner consistent with our marketing strategy.
The table below sets forth our AUM by distribution channel:

	As of September 30, 2013		As of September 30, 2012
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Defined Contribution	$19,455	20.1%	$14,657	21.0%
Broker-Dealer	19,838	20.4%	12,253	17.5%
Financial Advisor	9,289	9.6%	6,260	9.0%
Institutional	43,010	44.4%	32,972	47.2%
Retail	5,339	5.5%	3,693	5.3%
Ending Assets Under Management(1)	$96,931	100.0%	$69,835	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Total
September 30, 2013	(unaudited; in millions)
Beginning assets under management	$22,189	$19,582	$17,766	$24,659	$1,595	$85,791
Gross client cash inflows	1,191	1,343	1,367	1,375	97	5,373
Gross client cash outflows	(848)	(953)	(808)	(594)	(73)	(3,276)
Net client cash flows	343	390	559	781	24	2,097
Market appreciation (depreciation)	2,229	1,449	2,719	2,536	110	9,043
Transfers	—	—	—	—	—	—
Ending assets under management	$24,761	$21,421	$21,044	$27,976	$1,729	$96,931
Average assets under management	$23,759	$20,671	$19,611	$26,664	$1,680	$92,385
September 30, 2012
Beginning assets under management	$17,264	$16,157	$13,161	$14,901	$2,589	$64,072
Gross client cash inflows	1,187	657	762	1,523	172	4,301
Gross client cash outflows	(931)	(890)	(577)	(280)	(111)	(2,789)
Net client cash flows	256	(233)	185	1,243	61	1,512
Market appreciation (depreciation)	1,469	491	803	1,288	200	4,251
Transfers	—	—	—	—	—	—
Ending assets under management	$18,989	$16,415	$14,149	$17,432	$2,850	$69,835
Average assets under management	$18,275	$16,260	$13,689	$15,887	$2,720	$66,831

	By Investment Team
Nine Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Total
September 30, 2013	(unaudited; in millions)
Beginning assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$74,334
Gross client cash inflows	3,938	3,603	3,961	4,774	391	16,667
Gross client cash outflows	(2,930)	(2,923)	(2,168)	(1,442)	(1,507)	(10,970)
Net client cash flows	1,008	680	1,793	3,332	(1,116)	5,697
Market appreciation (depreciation)	3,661	4,019	4,559	4,758	(97)	16,900
Transfers	—	—	—	—	—	—
Ending assets under management	$24,761	$21,421	$21,044	$27,976	$1,729	$96,931
Average assets under management	$22,550	$19,396	$17,725	$24,257	$1,755	$85,683
September 30, 2012
Beginning assets under management	$16,107	$15,059	$10,893	$12,546	$2,499	$57,104
Gross client cash inflows	2,815	2,962	3,204	3,623	447	13,051
Gross client cash outflows	(3,063)	(2,564)	(2,016)	(754)	(384)	(8,781)
Net client cash flows	(248)	398	1,188	2,869	63	4,270
Market appreciation (depreciation)	3,130	958	2,068	2,017	288	8,461
Transfers	—	—	—	—	—	—
Ending assets under management	$18,989	$16,415	$14,149	$17,432	$2,850	$69,835
Average assets under management	$17,780	$16,237	$13,162	$14,598	$2,690	$64,467
The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate account clients:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2013	(unaudited; in millions)
Beginning assets under management	$47,518	$38,273	$85,791
Gross client cash inflows	4,250	1,123	5,373
Gross client cash outflows	(2,329)	(947)	(3,276)
Net client cash flows	1,921	176	2,097
Market appreciation (depreciation)	5,061	3,982	9,043
Transfers	(11)	11	—
Ending assets under management	$54,489	$42,442	$96,931
Average assets under management	$51,572	$40,813	$92,385
September 30, 2012
Beginning assets under management	$34,944	$29,128	$64,072
Gross client cash inflows	2,998	1,303	4,301
Gross client cash outflows	(2,035)	(754)	(2,789)
Net client cash flows	963	549	1,512
Market appreciation (depreciation)	2,153	2,098	4,251
Transfers	(331)	331	—
Ending assets under management	$37,729	$32,106	$69,835
Average assets under management	$36,297	$30,534	$66,831

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2013	(unaudited; in millions)
Beginning assets under management	$39,603	$34,731	$74,334
Gross client cash inflows	12,601	4,066	16,667
Gross client cash outflows	(6,980)	(3,990)	(10,970)
Net client cash flows	5,621	76	5,697
Market appreciation (depreciation)	9,326	7,574	16,900
Transfers	(61)	61	—
Ending assets under management	$54,489	$42,442	$96,931
Average assets under management	$47,308	$38,375	$85,683
September 30, 2012
Beginning assets under management	$30,843	$26,261	$57,104
Gross client cash inflows	9,131	3,920	13,051
Gross client cash outflows	(6,086)	(2,695)	(8,781)
Net client cash flows	3,045	1,225	4,270
Market appreciation (depreciation)	4,301	4,160	8,461
Transfers	(459)	459	—
Ending assets under management	$37,730	$32,105	$69,835
Average assets under management	$35,004	$29,463	$64,467

The table below sets forth the total AUM for each of our investment teams and strategies as of September 30, 2013, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of September 30, 2013.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team		(unaudited; in millions)
Non-U.S. Growth Strategy	1/1/1996	$22,989	87	591	438	302	668
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,501	94	329	458	525	534
Global Equity Strategy	4/1/2010	$231	915	825	N/A	N/A	758
Global Small-Cap Growth Strategy	7/1/2013	$39	N/A	N/A	N/A	N/A	(587)

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$14,408	535	176	141	345	604
U.S. Small-Cap Value Strategy	6/1/1997	$4,362	(639)	(574)	(132)	230	490
Value Equity Strategy	7/1/2005	$2,652	(71)	(6)	92	N/A	110

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$15,882	524	396	502	257	653
U.S. Small-Cap Growth Strategy	4/1/1995	$2,696	391	759	656	215	127
Global Opportunities Strategy	2/1/2007	$2,429	492	837	743	N/A	704

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$15,643	839	842	816	655	743
Global Value Strategy	7/1/2007	$12,333	1,011	856	697	N/A	680

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$1,729	(172)	(405)	(226)	N/A	(104)

Total Assets Under Management (2)		$96,931
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the market index most commonly used by our clients to compare the performance of the relevant strategy for the periods presented and since its inception date. The market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy—MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy—MSCI EAFE® Small Cap Index; Global Equity strategy—MSCI ACWI® Index; Global Small-Cap Growth strategy—MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy—Russell 2000® Index; U.S. Mid-Cap Value strategy—Russell Midcap® Index; Value Equity strategy—Russell 1000® Index; U.S. Mid-Cap Growth strategy—Russell Midcap® Index; Global Opportunities strategy—MSCI ACWI® Index; U.S. Small-Cap Growth strategy—Russell 2000® Index; Non-U.S. Value strategy—MSCI EAFE® Index; Global Value strategy—MSCI ACWI® Index; Emerging Markets strategy—MSCI Emerging Markets IndexSM.

(2) Includes an additional $37.4 million in assets managed in a portfolio not currently made available to investors other than our employees to evaluate its potential viability as a strategy to be offered to clients.

Results of Operations
Three months ended September 30, 2013, Compared to Three months ended September 30, 2012

	For the For the Three Months Ended September 30,		For the Period-to-Period
	2013	2012	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$178.0	$128.0	$50.0	39%
Operating Expenses
Total compensation and benefits	102.9	144.4	(41.5)	(29)%
Other operating expenses	21.7	21.8	(0.1)	—%
Total operating expenses	124.6	166.2	(41.6)	(25)%
Total operating income	53.4	(38.2)	91.6	240%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	12.4	5.4	7.0	130%
Total non-operating income (loss)	9.5	2.5	7.0	280%
Income before income taxes	62.9	(35.7)	98.6	276%
Provision for income taxes	6.8	0.2	6.6	3,300%
Net income before noncontrolling interests	56.1	(35.9)	92.0	256%
Less: Noncontrolling interests - Artisan Partners Holdings	44.6	(42.9)	87.5	204%
Less: Noncontrolling interests - Launch Equity	5.5	7.0	(1.5)	(21)%
Net income attributable to Artisan Partners Asset Management Inc.	$6.0	$—	$6.0	—%
Per Share Data
Net income available to Class A common stock per basic share	$0.42
Net income available to Class A common stock per diluted share	$0.35
Weighted average basic shares of Class A common stock outstanding	12,728,949
Weighted average diluted shares of Class A common stock outstanding	15,294,412
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
The increase in revenues of $50.0 million, or 39%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was driven primarily by a $25.6 billion, or 38.2%, increase in our average AUM. The increase in our average AUM was primarily attributable to net client cash inflows and market appreciation between September 30, 2012 and September 30, 2013. Market appreciation was $9.0 billion for the three months ended September 30, 2013 compared to $4.3 billion of market appreciation for the three months ended September 30, 2012. During the three months ended September 30, 2013, our net client cash inflows were $2.1 billion, which was an increase of $0.6 billion compared to the three months ended September 30, 2012.

Our weighted average investment management fee remained consistent at 76 basis points for the three months ended September 30, 2013 and 2012. The weighted average fee represents annualized investment management fees as a percentage of average assets under management for the applicable period (i.e., the amount of investment management fees we earn for each dollar of assets we manage). Separate accounts, including U.S-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, paid a weighted average fee of 55 basis points and 56 basis points for the three months ended September 30, 2013 and 2012, respectively. These assets represented 44% and 46% of our total AUM as of September 30, 2013 and 2012, respectively. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 94 basis points for the three months ended September 30, 2013 and 2012. These assets represented 56% and 54% of our AUM as of September 30, 2013 and 2012, respectively.
For the three months ended September 30, 2013 and 2012, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $56.7 million and $42.6 million of our revenues, respectively. For the three months ended September 30, 2013 and 2012, fees from Artisan Funds represented $118.8 million and $84.6 million of our revenues, respectively, and fees from Artisan Global Funds represented $2.5 million and $0.8 million of our revenues, respectively.
Operating Expenses
The decrease in total operating expenses of $41.6 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 was primarily attributable to a decrease in compensation and benefits expense of $41.5 million, or 29%.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$76.1	$56.4	$19.7	35%
Restricted share compensation expense	3.4	—	3.4	—%
Total salaries, incentive compensation and benefits	79.5	56.4	23.1	41%
Change in value of Class B liability awards	—	56.0	(56.0)	(100)%
Amortization expense on pre-offering Class B awards	23.4	—	23.4	—%
Pre-offering related compensation - share-based awards	23.4	56.0	(32.6)	(58)%
Distributions on Class B liability awards	—	32.0	(32.0)	(100)%
Pre-offering related compensation - other	—	32.0	(32.0)	(100)%
Total compensation and benefits	$102.9	$144.4	$(41.5)	(29)%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by accrued incentive compensation expense for our investment and marketing professionals. Cash incentive compensation is directly linked to our revenues and increased by $14.0 million as a result of higher investment management fee revenue during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. In addition, compared to the third quarter of 2012, incentive compensation expense related to a special incentive compensation plan for certain portfolio managers increased by $0.8 million to $3.2 million as the market value of the incentive compensation plan increased with improvement in the global equity markets. This incentive compensation plan provides certain portfolio managers with additional cash compensation over a three-year period (ending on December 31, 2013) based on the then-current value of shares of mutual funds managed by those portfolio managers. As of September 30, 2013, the unrealized gain of the incentive compensation plan assets was $4.2 million. We expect the majority of these assets to be sold in the fourth quarter, and the corresponding realized gain or loss will be recognized in earnings.
On July 17, 2013, our board of directors approved the issuance of 1,575,157 restricted shares of Class A common stock to our employees and employees of our subsidiaries. In general, these awards will vest pro rata in the third fiscal quarter of each of the next five years. Total compensation expense associated with these awards is expected to be approximately $79.2 million, which will be recognized over the five-year vesting period. Compensation expense related to the restricted shares was $3.4 million for the three months ended September 30, 2013. The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount and increased discretionary incentive compensation expense between 2012 and 2013.

Salaries, incentive compensation and benefits increased from 44% of our revenues for the three months ended September 30, 2012 to 45% of our revenues for the three months ended September 30, 2013.
Pre-offering related share-based compensation expense decreased $32.6 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, as a result of a change in accounting for share based awards. Prior to the IPO Reorganization in March 2013, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of those awards. For the three months ended September 30, 2012 we recognized $56.0 million in compensation expense to record the liability awards at fair value. Compensation expense for these awards of $23.4 million for the three months ended September 30, 2013 represents the amortization of the fair value of the awards at the time of the IPO over the remaining vesting term.
Pre-offering related other compensation decreased $32.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. During the three months ended September 30, 2012 we recognized $32.0 million in compensation expense related to distributions of the retained earnings of Holdings made to our employee-partners. The underlying awards reverted to equity treatment at the IPO date, so subsequent to that date we no longer recognize distributions as compensation expense.
Other operating expenses
Other operating expenses decreased $0.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The $2.9 million increase in distribution and marketing expenses related to higher average AUM and revenues was offset by a decrease in general and administrative expenses, primarily because we recognized expenses in August 2012 in connection with the resolution of a lawsuit.
Non-Operating Income (Loss)
The increase in non-operating income of $7.0 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily due to a $6.9 million gain on the valuation of contingent value rights recognized during the three months ended September 30, 2013. Non-operating income for the three months ended September 30, 2012 included a $0.8 million loss on debt extinguishment and $0.8 million in debt issuance costs. These increases were partially offset by a $1.5 million decrease in the gains of Launch Equity. The loss on debt extinguishment and debt issuance costs relate to the refinancing of the term loan as Artisan Partners Holdings entered into a $100 million five-year revolving credit agreement and issued $200 million in unsecured notes in August 2012.
As discussed in Note 7, "Derivative Instruments", to the Unaudited Consolidated Financial Statements included in Part I of this report, the price of our Class A common stock is one of the key variables used to determine the fair value of our CVR liability. As such, the gain on CVR was the result of an increase in our stock price from $49.91 per share at June 30, 2013 to the closing price of $52.36 per share at September 30, 2013. As a derivative liability, all changes in the fair value of this liability are recorded to current earnings.
Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and are offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Provision for Income Taxes
The increase in provision for income taxes represents APAM's U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM's effective income tax rate for the three months ended September 30, 2013 was 10.8%. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 76% of Holdings' earnings for the period were not subject to corporate-level taxes. Income (loss) before income taxes includes amounts that are passed through to unit holders of Artisan Partners Holdings and noncontrolling interest and is not taxable to Artisan Partners Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Artisan Partners Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Prior to our IPO and reorganization in March 2013, none of Holdings' earnings were subject to U.S. corporate-level taxes. The provision for income taxes in 2012 represents foreign income taxes of certain foreign corporate subsidiaries.

Nine months ended September 30, 2013, Compared to Nine months ended September 30, 2012

	For the For the Nine Months Ended September 30,		For the Period-to-Period
	2013	2012	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$488.2	$368.5	$119.7	32%
Operating Expenses
Total compensation and benefits	744.9	305.5	439.4	144%
Other operating expenses	62.9	55.3	7.6	14%
Total operating expenses	807.8	360.8	447.0	124%
Total operating income	(319.6)	7.7	(327.3)	(4,251)%
Non-operating income (loss)
Interest expense	(9.0)	(8.1)	(0.9)	(11)%
Other non-operating income	49.4	6.8	42.6	626%
Total non-operating income (loss)	40.4	(1.3)	41.7	3,208%
Income before income taxes	(279.2)	6.4	(285.6)	(4,463)%
Provision for income taxes	17.1	0.8	16.3	2,038%
Net income before noncontrolling interests	(296.3)	5.6	(301.9)	(5,391)%
Less: Noncontrolling interests - Artisan Partners Holdings	(320.1)	(2.9)	(317.2)	(10,938)%
Less: Noncontrolling interests - Launch Equity	9.1	8.5	0.6	7%
Net income attributable to Artisan Partners Asset Management Inc.	$14.7	$—	$14.7	—%
Per Share Data
Net income available to Class A common stock per basic share	$0.97
Net income available to Class A common stock per diluted share	$0.90
Weighted average basic shares of Class A common stock outstanding	12,728,949
Weighted average diluted shares of Class A common stock outstanding	15,294,412
Revenues
The increase in revenues of $119.7 million, or 32%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was driven primarily by a $21.2 billion, or 32.9%, increase in our average AUM. The increase in our average AUM was primarily attributable to net client cash inflows and market appreciation between September 30, 2012 and September 30, 2013. Market appreciation was $16.9 billion for the nine months ended September 30, 2013 compared to $8.5 billion of market appreciation for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, our net client cash inflows were $5.7 billion, compared to net client cash inflows of $4.3 billion for the nine months ended September 30, 2012.
Our weighted average investment management fee remained consistent at 76 basis points for the nine months ended September 30, 2013 and 2012. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 55 basis points and 56 basis points for the nine months ended September 30, 2013 and 2012, respectively. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 94 basis points for the nine months ended September 30, 2013 and 2012.
For the nine months ended September 30, 2013 and 2012, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $157.7 million and $122.8 million of our revenues, respectively. For the nine months ended September 30, 2013 and 2012, fees from Artisan Funds represented $324.5 million and

$243.7 million of our revenues, respectively, and fees from Artisan Global Funds represented $6.0 million and $2.0 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses of $447.0 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily attributable to an increase in compensation and benefits expense of $439.4 million, or 144%.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$218.0	$165.7	52.3	32%
Restricted share compensation expense	3.4	—	3.4	—%
Total salaries, incentive compensation and benefits	221.4	165.7	55.7	34%
Change in value of Class B liability awards	41.9	85.9	(44.0)	(51)%
Class B award modification expense	287.3	—	287.3	—%
Amortization expense on pre-offering Class B awards	51.3	—	51.3	—%
Pre-offering related compensation - share-based awards	380.5	85.9	294.6	343%
Pre-offering related cash incentive compensation	56.8	—	56.8	—%
Pre-offering related bonus make-whole compensation	20.5	—	20.5	—%
Distributions on Class B liability awards	65.7	53.9	11.8	22%
Pre-offering related compensation - other	143.0	53.9	89.1	165%
Total compensation and benefits	$744.9	$305.5	$439.4	144%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by accrued cash incentive compensation expense for our investment and marketing professionals. That compensation is directly linked to our revenues and increased by $34.0 million as a result of higher investment management fee revenue during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. In addition, compared to the nine months ended September 30, 2012, incentive compensation expense related to a special incentive compensation plan for certain portfolio managers increased by $2.4 million to $8.6 million as the market value of the incentive compensation plan increased with improvement in the global equity markets. This incentive compensation plan provides certain portfolio managers with additional cash compensation over a three-year period (ending on December 31, 2013) based on the then-current value of shares of mutual funds managed by those portfolio managers. Severance expenses increased by $5.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. As previously discussed, on July 17, 2013, our board of directors approved the issuance of restricted shares of Class A common stock to our employees and employees of our subsidiaries. Compensation expense recognized related to the restricted shares was $3.4 million for the nine months ended September 30, 2013. The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount and increased discretionary incentive compensation expense between 2012 and 2013. Salaries, incentive compensation and benefits as a percentage of revenues remained consistent at 45% of our revenues for the nine months ended September 30, 2013 and 2012. Included in salaries, incentive compensation and benefits was the special incentive compensation plan and severance expenses of $15.2 million and $7.1 million for the nine months ended September 30, 2013 and 2012, respectively.
Pre-offering related share-based compensation expense increased $294.6 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Prior to the IPO Reorganization, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of the awards. From January 1, 2013, through the date of the IPO Reorganization, we incurred a $41.9 million compensation charge to record the liability awards at fair value. Immediately after the amendment of the grant agreements, we incurred a $287.3 million compensation charge as a result of the award modification. Compensation expense for these awards after the IPO Reorganization represents the amortization of the fair value of unvested awards at the date of the IPO Reorganization over the remaining vesting term.

Pre-offering related other compensation increased $89.1 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. During the nine months ended September 30, 2013 we recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee-partners, and $20.5 million in compensation expense representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Artisan Partners Holdings' pre-IPO non-employee partners which was instead allocated and will be distributed to certain of our employee-partners. Compensation expense recognized for distributions of the retained earnings of Holdings made to our pre-IPO partners totaled $53.9 million for the nine months ended September 30, 2012.
Other operating expenses
Other operating expenses increased $7.6 million, or 14% for the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase is a result of a $5.7 million increase in distribution and marketing expense related to higher average AUM and revenues, and an increase in general and administrative expenses related to the IPO Reorganization and IPO. Those increases were partially offset by a decrease in general and administrative expenses, primarily because we recognized expenses in August 2012 in connection with the resolution of a lawsuit.
Non-Operating Income (Loss)
The increase in non-operating income of $41.7 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a $40.3 million gain on the valuation of contingent value rights during the nine months ended September 30, 2013. Non-operating income for the nine months ended September 30, 2012 included a $0.8 million loss on debt extinguishment and $0.8 million in debt issuance costs recognized as a result of the debt refinance in August 2012.
As discussed in Note 7, "Derivative Instruments", to the Unaudited Consolidated Financial Statements included in Part I of this report, the price of our Class A common stock is one of the key variables used to determine the fair value of the CVR liability. As such, the gain on CVR was the result of a significant increase in our stock price from the $30.00 per share IPO price utilized in determining the initial fair value of the CVR liability to the closing price of $52.36 per share at September 30, 2013. As a derivative liability, all changes in the fair value of this liability are recorded to current earnings.
Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Interest expense increased as a result of higher interest rates paid on our unsecured notes when compared to the Term Loan agreement (as described in Note 6, "Borrowings", to the Unaudited Consolidated Financial Statement included in Part I of this report).
Provision for Income Taxes
The increase in provision for income taxes represents APAM's U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM's effective income tax rate for the period from March 12, 2013 through September 30, 2013 was 11.0%. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 76% of Holdings' earnings for the period were not subject to corporate-level taxes. Income (loss) before income taxes includes amounts that are passed through to unit holders of Artisan Partners Holdings and noncontrolling interest and is not taxable to Artisan Partners Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Artisan Partners Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Prior to our IPO and reorganization in March 2013, none of Holdings' earnings were subject to U.S. corporate-level taxes. The provision for income taxes in 2012 represents foreign income taxes of certain foreign corporate subsidiaries.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as "adjusted" measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation (as described below), (2) offering related proxy expense (as described below), (3) the net gain (loss) on the valuation of contingent value rights, and (4) adjustments to remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to us. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, as defined below, (2) offering related proxy expense and (3) net gain (loss) on the valuation of contingent value rights, and reflects income taxes as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of our convertible preferred stock were exchanged for or converted into shares of our Class A common stock on a one-for-one basis. Assuming the full exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to us, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate of 35.8%, reflecting assumed federal, state, and local income taxes.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income (loss) by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested shares of Class A common stock, the exchange of all outstanding limited partnership units of Artisan Partners Holdings and the conversion of all outstanding shares of our convertible preferred stock for or into shares of our Class A common stock on a one-for-one basis.

•	Adjusted operating income represents the operating income (loss) of the consolidated company excluding offering related proxy expense and pre-offering related compensation, each as defined below.

•	Adjusted operating margin is calculated by dividing adjusted operating income (loss) by total revenues.

•
Adjusted EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income (loss) attributable to non-controlling interests, offering related proxy expense, pre-offering related compensation, each as defined below, and the net gain (loss) on the valuation of contingent value rights.

•
For the three months ended September 30, 2013, pre-offering related compensation includes the amortization of unvested Class B common units of Artisan Partner Holdings that were granted prior to our IPO, which closed on March 12, 2013. For the nine months ended September 30, 2013, pre-offering related compensation includes (1) expense resulting from cash incentive compensation payments triggered by our IPO and expense associated with the reallocation of post-IPO profits from certain pre-IPO partners to employee-partners, (2) one-time expense, resulting from the modification of the Class B common unit awards at the time of our IPO, based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to our IPO and the value based on the offering price per share of Class A common stock in our IPO, (3) the amortization of unvested Class B common units of Artisan Partners Holdings that were granted prior to our IPO and (4) the elements listed in the following sentence. For the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, pre-offering related compensation includes (1) distributions to the Class B partners of Artisan Partners Holdings, (2) redemptions of Class B common units and (3) changes in the value of Class B liability awards, in each case occurring during the respective period.

•
For the three and nine months ended September 30, 2013, offering related proxy expenses include costs incurred as a result of the change of control (for purposes of the Investment Company Act and Investment Advisers Act) that we expect will occur no later than March 12, 2014 (which is the first anniversary of the completion of our IPO). Upon the change of control, we can continue to act as adviser to any SEC-registered mutual fund only if the fund's board and shareholders approve a new investment advisory agreement, except in the case of certain sub-advised funds for which only board approval is necessary. In addition, each of the investment advisory agreements for the separate accounts we manage provides that it may not be assigned (including an assignment by virtue of a change of control) without consent of the client. We have incurred and expect to continue to incur through the first quarter of 2014 costs to solicit the necessary approvals and consents from the boards and shareholders of the mutual funds that we advise or sub-advise and from our separate account clients.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$6.0	$—	$14.7	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44.6	(42.9)	(320.1)	(2.9)
Add back: Provision for income taxes	6.8	0.2	17.1	0.8
Add back: Pre-offering related compensation - share-based awards	23.4	56.0	380.5	85.9
Add back: Pre-offering related compensation - other	—	32.0	143.0	53.9
Add back: Offering related proxy expense	0.3	—	0.3	—
Less: Net gain on the valuation of contingent value rights	6.9	—	40.3	—
Less: Adjusted provision for income taxes	26.6	16.2	69.9	49.3
Adjusted net income (Non-GAAP)	$47.6	$29.1	$125.3	$88.4

Average shares outstanding
Class A common shares	12.7	—	12.7	—
Assumed vesting, conversion or exchange of:
Class A unvested restricted shares	1.3		0.6
Convertible preferred shares outstanding	2.6	—	2.6	—
Artisan Partners Holdings units outstanding (noncontrolling interest)	54.6	—	54.7	—
Adjusted shares	71.2	N/A	70.6	N/A

Adjusted net income per adjusted share (Non-GAAP)	$0.67	N/A	$1.77	N/A

Operating income (loss) (GAAP)	$53.4	$(38.2)	$(319.6)	$7.7
Add back: Pre-offering related compensation - share-based awards	23.4	56.0	380.5	85.9
Add back: Pre-offering related compensation - other	—	32.0	143.0	53.9
Add back: Offering related proxy expense	0.3	—	0.3	—
Adjusted operating income (Non-GAAP)	$77.1	$49.8	$204.2	$147.5

Adjusted operating margin (Non-GAAP)	43.3%	38.9%	41.8%	40.0%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$6.0	$—	$14.7	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44.6	(42.9)	(320.1)	(2.9)
Add back: Pre-offering related compensation - share-based awards	23.4	56.0	380.5	85.9
Add back: Pre-offering related compensation - other	—	32.0	143.0	53.9
Add back: Offering related proxy expense	0.3	—	0.3	—
Less: Net gain on the valuation of contingent value rights	6.9	—	40.3	—
Add back: Interest expense	2.9	2.9	9.0	8.1
Add back: Provision for income taxes	6.8	0.2	17.1	0.8
Add back: Depreciation and amortization	0.8	0.6	2.3	1.7
Adjusted EBITDA (Non-GAAP)	$77.9	$48.8	$206.5	$147.5

Liquidity and Capital Resources
Our working capital needs have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of September 30, 2013 and December 31, 2012. The data presented excludes Launch Equity's cash and cash equivalents and accounts receivable as these assets are not sources of liquidity for us.

	September 30, 2013	December 31, 2012
	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$275.9	$141.2
Accounts receivable	$59.4	$46.0
Undrawn commitment on revolving credit facility	$100.0	$10.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. We also maintain a $100.0 million revolving credit facility, which is currently unused.
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
Historically, we distributed substantially all of our profits to our partners. In connection with the IPO, we made a cash incentive compensation payment of approximately $56.8 million to certain of our portfolio managers and distributed to our pre-IPO partners all of our retained profits as of the date of the closing of the IPO. During the third quarter of 2013, Artisan Partners Holdings distributed $39.4 million for income taxes as required under its partnership agreement to holders of its partnership units, including APAM. On August 22, 2013, Artisan Partners Holdings paid a distribution of $19.1 million to holders of its partnership units, including us. On August 26, 2013, APAM paid a $0.43 per share dividend to shareholders of Class A common stock of record as of August 12, 2013. On October 22, 2013, our board of directors declared a distribution from Artisan Partners Holdings of $21.4 million, payable on November 22, 2013, and a dividend from APAM of $0.43 per share, payable on November 26, 2013, to shareholders of Class A common stock of record as of November 11, 2013.
In future periods, we anticipate that we will distribute a significant portion of our profits to our equity holders. We intend to continue to pay quarterly cash dividends and to consider each year the payment of an additional special dividend. Subject to the sole discretion of our board of directors, we currently expect to pay a quarterly and a special dividend in the first quarter of 2014. We expect the aggregate amount of Holdings' distribution and APAM's dividend in the first quarter of 2014 to approximately equal the amount of excess cash on our balance sheet at the time our board declares the distribution and dividend.  We expect to calculate excess cash by subtracting the amount of cash we need for working capital (primarily netting accounts receivables with accrued incentive compensation and accounts payable) and an additional $100 million from cash on hand at the time.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.
Tax Receivable Agreements ("TRAs")
In connection with the IPO, APAM entered into two TRAs, which resulted in recognition of a $54.0 million liability. The $54.0 million liability represents 85% of the tax benefits we expect to realize from the H&F Corp Merger and our purchase of Class A units in connection with the IPO, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs. The liability will increase upon redemptions of Holdings units or exchanges of Holdings units for our Class A common stock or convertible preferred stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the redemptions or exchanges. We intend to fund the payment of amounts due under the TRAs out of the cash savings that APAM actually realizes in respect of the attributes to which the TRAs relate. The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by the holders of Holdings units, the price of our Class A common stock or the value of our convertible preferred stock, as the case may be, at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments.
Contingent Value Rights ("CVRs")
In connection with the IPO, Holdings issued Partnership CVRs and APAM issued Public Company CVRs to the holders of Holdings preferred units and APAM convertible preferred stock, respectively. APAM was issued one Partnership CVR for each Public Company CVR outstanding. The CVRs were terminated on November 6, 2013. Prior to their termination, the CVRs may have required us to make a cash payment to the holders thereof on July 11, 2016, or, if earlier, five business days after the effective date of a change of control of Artisan. The amount of any required payment would have depended on the average of the daily VWAP of our Class A common stock over the 60 consecutive trading days prior to July 3, 2016 or the effective date of an earlier change of control and any proceeds realized by the holders of the CVRs with respect to their equity interests in us, subject to a maximum aggregate payment of $100.0 million for all CVRs. The CVRs would have terminated without a payment before that date if the average of the daily VWAP of our Class A common stock over any period of 60 consecutive trading days, beginning no earlier than June 12, 2014, is at least $43.11 divided by the then-applicable conversion rate applicable to the convertible preferred stock.
Cash Flows

	For the For the Nine Months Ended September 30,
	2013	2012
	(unaudited; in millions)
Cash as of January 1	$141.2	$127.0
Net cash provided by (used in) operating activities	117.8	138.4
Net cash provided by (used in) investing activities	(7.0)	(2.7)
Net cash provided by (used in) financing activities	23.9	(106.6)
Cash as of September 30	$275.9	$156.1
Operating activities consist of net income before noncontrolling interests subject to adjustments for accounts payable and accrued expenses, Class B liability awards, accounts receivable, share-based compensation, depreciation and amortization and other items. Operating activities provided $117.8 million and $138.4 million of net cash for the nine months ended September 30, 2013 and 2012, respectively. The decrease in net cash provided by operating activities was primarily driven by increased operating expenses associated with the IPO and IPO Reorganization.
For the nine months ended September 30, 2013, net loss before noncontrolling interests of $296.3 million included noncash share-based compensation expense of $401.0 million and a $40.4 million noncash gain recognized on the change in value of the CVRs. Also included in cash provided by operating activities was the benefit of accrued incentive compensation of $76.6 million that had not yet been paid. Incentive payments related to revenues are generally paid one quarter after being earned and bonus payment for the executive and administrative groups are paid in the fourth quarter of the year. Other changes in working capital used net operating cash of $19.7 million.
For the nine months ended September 30, 2012, cash provided by operating activities was driven by net income before noncontrolling interests of $5.6 million and a $62.9 million increase in accounts payable and accrued expenses primarily as a result of the timing of incentive compensation payments as discussed above. In addition, there was a $86.2 million increase in our Class B liability awards as a result of recording the change in fair value of the Class B share-based awards. Other changes in working capital used net operating cash of $6.3 million.
Transactions associated with Launch Equity used operating cash of $3.2 million and $4.6 million during the nine months ended September 30, 2013, and 2012, respectively. Nearly all of Launch Equity's cash flows are attributable to non-controlling interests.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used $7.0 million and $2.7 million of net cash for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash used in investing activities was primarily due to our $5.0 million available-for-sale investments during 2013 to provide seed capital for our new Artisan Global Small-Cap Fund and two UCITS funds. We did not make any available-for-sale investments during the nine months ended September 30, 2012.

Financing activities consist primarily of partnership distributions to non-employee partners, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO, and payments to purchase Class A common units in connection with the IPO. Financing activities provided $23.9 million and used $106.6 million of net cash for the nine months ended September 30, 2013 and 2012, respectively. This increase in net cash provided by financing activities was primarily the result of net proceeds of $353.4 million from the IPO. The cash provided by the IPO was offset by a $160.1 million profits distribution to our employees and non-employee partners, a $90.0 million payment of principal outstanding under our revolving credit arrangement a payment of $76.3 million in connection with the IPO to purchase Class A common units from certain of our initial investors and $6.1 million in dividends paid to shareholders of APAM's Class A common stock. Our financing activities during the nine months ended September 30, 2012, consisted of a $72.9 million profits distribution to our non-employee partners, $324.8 million of principal payments made on our note payable, partially offset by $200.0 million in proceeds received from the issuance of unsecured notes and $90.0 million drawn from the revolving credit facility.
Launch Equity's limited partners contributed $3.2 million and $5.0 million of additional capital to Launch Equity during the nine months ended September 30, 2013 and 2012, respectively. Nearly all of Launch Equity's capital is attributable to non-controlling interests.
Certain Contractual Obligations
The following table sets forth our total contractual obligations under certain contracts as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited; dollars in millions)
Principal payments on borrowings (a)	$290.0	$—	$—	$150.0	$140.0
Interest payable (a)	94.2	12.7	25.3	24.7	31.5
Lease obligations (b)	37.3	8.4	11.2	7.3	10.4
Bonus agreement	13.8	13.5	0.3	—	—
Class B liability awards (c)	225.2	—	—	—	225.2
Other liabilities reflected on our balance sheet under GAAP	29.3	8.3	16.4	4.6	—
Total Contractual Obligations (d)	$689.8	$42.9	$53.2	$186.6	$407.1
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

(b) In September 2013, we signed an amendment to the lease for our Milwaukee office, extending the lease term to 2026. This increases our total lease obligation to $78.2 million and increases our lease obligation for the 1-3 year, 3-5 year and more than 5 year periods to $16.7 million, $13.3 million and $39.8 million, respectively.

(c) The liability associated with the Class B awards related to our obligation to redeem the Class B units from employee-partners in connection with the termination of their employment with us. Subsequent to December 31, 2012, in connection with the IPO Reorganization, the Class B grant agreements were modified to eliminate the redemption feature for individuals whose employment had not yet terminated and as a result the liability for the Class B awards has been eliminated.

(d) The total contractual obligations does not include any amounts related to Launch Equity included in the consolidated financial statements. We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of Launch Equity required to be consolidated, beyond our investment in and investment advisory fees generated from Launch Equity, which are eliminated in consolidation. Additionally, creditors of Launch Equity have no recourse to our general credit beyond the level of our investment, so we do not consider those liabilities to be our obligations.

Subsequent to December 31, 2012, we entered into certain agreements that impact our total contractual obligations. In addition to the payment of outstanding principal under our revolving credit agreement, the modification of the Class B awards and the lease amendment described above, we have entered into the TRAs, which will require payments by us. The estimated payments under the TRAs as of September 30, 2013 are described above under "Liquidity and Capital Resources". However, amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or convertible preferred stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual payments associated with future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under "Liquidity and Capital Resources."

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2013.
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
Artisan Funds, a family of U.S. mutual funds, and Artisan Global Funds, a family of Ireland-based UCITS, are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As of September 30, 2013, Artisan Funds had total assets of $53.2 billion and Artisan Global Funds had total assets of $1.3 billion. While we hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), we do not have a controlling financial interest or a majority voting interest and, as such, we do not consolidate these entities.
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
Income Taxes
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of September 30, 2013, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.

Payments pursuant to the Tax Receivable Agreements ("TRAs")
Under the TRAs, which we entered into as part of the IPO Reorganization, APAM is obligated to pay to the counterparties 85% of the amount of cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of the H&F Corp Merger, the purchase by APAM of Class A common units of Holdings from certain of our original outside investors, or the future exchange of limited partnership units of Holdings for shares of our Class A common stock or convertible preferred stock or sales of limited partnership units to us.
We expect the H&F Corp Merger and our purchase of Class A common units to result in payment obligations under the TRAs and have recorded a liability of $54.0 million at September 30, 2013 related to those expected payment obligations. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Contingent value rights ("CVRs")
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs to the holders of Holdings' preferred units and APAM's convertible preferred stock, respectively. On November 6, 2013 the CVRs were terminated. APAM held one Partnership CVR for each APAM CVR outstanding.
The CVRs were considered derivative instruments under ASC 815, Derivatives and Hedging, and accordingly were recorded as a liability at fair value on the balance sheet. Changes in the fair value of these derivative instruments have been recorded in earnings as a net gain (loss) on the valuation of contingent value rights in the period of change. The fair value of the liability for the CVRs has been determined using a Monte Carlo pricing model. Our management is required to exercise judgment in developing the assumptions utilized in this model, including the volatility of the underlying Class A common stock, expected dividends of the underlying Class A common stock and the discount rate. Because the use of those judgments in making the fair value determination, we have determined that the CVRs are considered Level 3 instruments within the fair value hierarchy. We believe that, as of September 30, 2013, the fair value of the CVRs did not diverge materially from the amounts we anticipated paying on settlement.
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

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the pooled vehicles and separate accounts it manages. Substantially all of our revenues are derived from investment management agreements with these vehicles and accounts. Under these agreements, the investment management fees we receive are generally based on the value of our assets under management and our fee rates. Accordingly, if our assets under management decline as a result of market depreciation, our revenues and net income will also decline. In addition, such a decline could cause our clients to withdraw their funds in favor of investments believed to offer higher returns or lower risk, which would cause our revenues to decline further.
The value of our assets under management was $96.9 billion as of September 30, 2013. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $73.7 million at our current weighted average fee rate of 76 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $91.1 million at the Artisan Funds weighted average fee of 94 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $53.3 million at the current weighted average fee rate across all of our separate accounts (55 basis points).
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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned was $23.7 million as of September 30, 2013. We hold $16.5 million of these investment securities in a single fund in connection with an incentive compensation plan. We invested the remaining amount in certain of Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of its operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $2.4 million at September 30, 2013. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.
Investment securities held by Launch Equity are reflected in the Consolidated Statement of Financial Condition. Our risk with respect to Launch Equity's investment securities is limited to our equity ownership of $1 thousand.
Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $96.9 billion as of September 30, 2013. As of September 30, 2013, approximately 44% of our assets under management across our investment strategies was invested in strategies that primarily invest in securities of non-U.S. companies and approximately 41% of our assets under management was invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management would decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we rarely hedge an investment portfolio’s exposure to a non-U.S. currency. However, we routinely purchase and sell foreign currencies in order to reduce or eliminate the impact of currency fluctuation in connection with particular client transactions, such as the purchase and sale of a portfolio security. We have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 41% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $4.0 billion, which would cause an annualized increase or decrease in revenues of approximately $30.2 million at our current weighted average fee rate of 76 basis points.
Interest Rate Risk
At certain times, we invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds' investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of September 30, 2013, we invested $135.0 million of our available cash in money market funds that invested solely in U.S. Treasuries. Given the current low yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Borrowings under our notes and revolving credit agreement bear interest as described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of September 30, 2013, there were no borrowings outstanding under the revolving credit agreement.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal proceedings pending or to our knowledge threatened against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus dated October 31, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on November 1, 2013, which is accessible on the SEC's website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
As described in Note 10, "Stockholders' Equity", to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner's vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner's shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner's number of Class E common units. The former employee-partner's Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended September 30, 2013, 209,853 shares of Class B common stock were canceled, and 167,798 shares of Class C common stock were issued, as a result of the termination of employment of employee-partners. During the nine months ended September 30, 2013, 641,971 shares of Class B common stock were canceled, and 559,316 shares of Class C common stock were issued, as a result of the termination of employment of employee-partners.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.(1)
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.(1)
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.(1)
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP
10.2	Amended and Restated Resale and Registration Rights Agreement
10.3	Exchange Agreement(1)
10.4	Tax Receivable Agreement (Merger)(1)
10.5	Tax Receivable Agreement (Exchanges)(1)
10.6	Stockholders Agreement(1)
10.7	Public Company Contingent Value Rights Agreement(1)
10.8	Partnership Contingent Value Rights Agreement(1)

10.9	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan(2)
10.10	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan(2)
10.11	Artisan Partners Asset Management Inc. Bonus Plan(2)
10.12	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement(3)
10.13	Employment Agreement of Andrew A. Ziegler(1)
10.14	Retention Agreement of Janet D. Olsen(3)
10.15	Form of Indemnification Agreement(3)
10.16	Form of Indemnification Priority Agreement(3)
10.17	Five-Year Revolving Credit Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent(4)
10.18	Note Purchase Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP and the purchasers listed therein(4)
10.19	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan International Fund(5)
10.20	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Value Fund(5)
10.21	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Fund(5)
10.22	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan—Restricted Share Unit Award Agreement(3)
10.23
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan-Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on June 25, 2013 (File No. 001-35826))

10.24	Unit and Share Purchase Agreement (incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on October 16, 2013 (File No. 333-191739))
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	incorporated by reference to Form 10-Q filed by Artisan Partners Asset Management Inc. on May 9, 2013 (File No. 001-35826)
(2)	incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013 (File No. 333-184686)
(3)	incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013 (File No. 333-184686)
(4)	incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on December 18, 2012 (File No. 333-184686)
(5)	incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on November 1, 2012 (File No. 333-184686)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: November 7, 2013
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)