Form 10-K
period 2013-12-31
Artisan Partners Asset Management Inc.
filed 2014-02-26
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-35826

Artisan Partners Asset Management Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0969585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 E. Wisconsin Avenue, Suite 800 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

(414) 390-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.01 par value	The New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 28, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $634,469,845 based on the closing price of $49.91 for one share of Class A common stock, as reported on the New York Stock Exchange on that date.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 24, 2014 were 19,849,248, 25,271,889 and 25,206,554, respectively.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Report.

Except where the context requires otherwise, in this report:

•	"Artisan Funds" refers to Artisan Partners Funds, Inc., a family of Securities and Exchange Commission registered mutual funds.

•
"Artisan Global Funds" refers to Artisan Partners Global Funds PLC, a family of Ireland-domiciled funds organized pursuant to the European Union’s Undertaking for Collective Investment in Transferable Securities ("UCITS").

•
"client" and "clients" refer to investors who access our investment management services by investing in mutual funds, including the funds of Artisan Funds or Artisan Global Funds, or by engaging us to manage a separate account in one or more of our investment strategies

i

(such accounts include collective investment trusts and other pooled investment vehicles for which we are investment adviser, each of which we manage on a separate account basis).

•
“Company”, “Artisan”, “we”, “us” or “our” refer to Artisan Partners Asset Management Inc. (“APAM”) and, unless the context otherwise requires, its direct and indirect subsidiaries, including Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”), and, for periods prior to our IPO, “Artisan,” the “company,” “we,” “us” and “our” refer to Artisan Partners Holdings and, unless the context otherwise requires, its direct and indirect subsidiaries. On March 12, 2013, APAM closed its IPO and related IPO Reorganization. Prior to that date, APAM was a subsidiary of Artisan Partners Holdings. The IPO Reorganization and IPO are described in the notes to our consolidated financial statements included in Part II of this Form 10-K.

•	"IPO" means the initial public offering of 12,712,279 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on March 12, 2013.

•
"IPO Reorganization" means the series of transactions Artisan Partners Asset Management Inc. and Artisan Partners Holdings completed on March 12, 2013, immediately prior to the IPO, in order to reorganize their capital structures in preparation for the IPO.

•	"November 2013 Offering" means the public offering of 5,520,000 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on November 6, 2013.
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Among the important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Artisan Partners brand and other factors disclosed under “Risk Factors” in Item 1A of this Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Forward-looking statements include, but are not limited to, statements about:

•	our anticipated future results of operations;

•	our potential operating performance and efficiency;

•	our expectations with respect to future levels of assets under management, including the capacity of our strategies and client cash inflows and outflows;

•	our financing plans, cash needs and liquidity position;

•	our intention to pay dividends and our expectations about the amount of those dividends;

•	our expected levels of compensation of our employees;

•	our expectations with respect to future expenses and the level of future expenses;

•	our expected tax rate, and our expectations with respect to deferred tax assets; and

•	our estimates of future amounts payable pursuant to our tax receivable agreements.

Performance and Assets Under Management Information Used in this Report
We manage investments primarily through mutual funds and separate accounts. We serve as investment adviser to Artisan Funds and as investment manager and promoter of Artisan Global Funds. We refer to funds and other accounts that are managed by us with a broadly common investment objective and substantially in accordance with a single model account as being part of the same “strategy”. We measure the results both of our individual funds and of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy, except those accounts with respect to which we believe client-imposed socially-based restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts are maintained in separate composites, which are not presented in this report). The performance of accounts with socially-based investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with the socially-based restrictions and the weightings in the portfolio of other securities are correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Our assets under management in social restriction accounts and non-U.S. dollar accounts represented approximately 2% and 6%, respectively, of our assets under management as of December 31, 2013.

ii

Results for any investment strategy described herein, and for different investment products within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings. The returns for any strategy may be positive or negative, and past performance does not guarantee future results. In this report, we refer to the date on which we began tracking the performance of an investment strategy as that strategy’s “inception date”.
In this report, we present the average annual returns of our composites on a “gross” basis, which represent average annual returns before payment of fees payable to us by any portfolio in the composite and are net of commissions and transaction costs. We also present the average annual returns of certain market indices or “benchmarks” for the comparable period. Indices that are used for these performance comparisons are broad-based market indices that we believe are appropriate comparisons of our investment performance over a full market cycle. The indices are unmanaged and have differing volatility, credit and other characteristics. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any MSCI Index or any Russell Index referred to in this report. It is not possible to invest directly in any of the indices. The returns of these indices, as presented in this report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends.

The MSCI EAFE® Index, the MSCI EAFE® Growth Index, the MSCI EAFE® Small Cap Index, the MSCI EAFE® Value Index, the MSCI ACWI® Index and the MSCI Emerging Markets IndexSM are trademarks of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this report.
The Russell 2000® Index, the Russell 2000® Value Index, the Russell Midcap® Index, the Russell Midcap® Value Index, the Russell 1000® Index, the Russell 1000® Value Index, the Russell Midcap® Growth Index and the Russell 2000® Growth Index are trademarks of Russell Investment Group. Russell Investment Group is the owner of all copyrights relating to these indices and is the source of the performance statistics that are referred to in this report.
In this report, we present Morningstar, Inc., or Morningstar, ratings for series of Artisan Funds. The Morningstar ratings refer to the ratings by Morningstar of the share class of the respective series of Artisan Funds with the earliest inception date and are based on a 5-star scale. Morningstar data contained herein (1) is proprietary to Morningstar and/or its content providers, (2) may not be copied or distributed and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information. For each fund with at least a three-year history, Morningstar calculates a Morningstar Rating™, which is based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a fund’s monthly performance, including the effects of sales charges, loads, and redemption fees, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars and the bottom 10% receive 1 star. The Overall Morningstar RatingTM is derived from a weighted average of the performance figures associated with the rated fund’s three-, five- and 10-year Morningstar Rating metrics.
Throughout this report, we present historical information about our assets under management, including information about changes in our assets under management due to gross client cash inflows and outflows, market appreciation and depreciation and transfers between investment vehicles (i.e., Artisan Funds and separate accounts). Gross client cash inflows and outflows represent client fundings, terminations and client initiated contributions and withdrawals (which could be in cash or in securities). Market appreciation (depreciation) represents realized gains and losses, the change in unrealized gains and losses, net income and certain miscellaneous items, immaterial in the aggregate, which may include payment of Artisan’s management fees or payment of custody expenses to the extent a client causes these fees to be paid from the account we manage. We also present information about our average assets under management for certain periods. We use our information management systems to track our assets under management, the components of market appreciation and depreciation, and client inflows and outflows, and we believe the information set forth in this report regarding our assets under management, market appreciation and depreciation, and client inflows and outflows is accurate in all material respects. We also present information regarding the amount of our assets under management and client inflows and outflows sourced through particular investment vehicles and distribution channels. The allocation of assets under management and client flows sourced through particular distribution channels involves estimates because precise information on the sourcing of assets invested in Artisan Funds or Artisan Global Funds through intermediaries is not available on a complete or timely basis and involves the exercise of judgment because the same assets, in some cases, might fairly be said to have been sourced from more than one distribution channel. We have presented the information on our assets under management and client inflows and outflows sourced by distribution channel in the way in which we prepare and use that information in the management of our business. Data on our assets under management sourced by distribution channel and client inflows and outflows are not subject to our internal controls over financial reporting.
None of the information in this report constitutes either an offer or a solicitation to buy or sell any fund securities, nor is any such information a recommendation for any fund security or investment service.

iii

PART I
Item 1. Business
Founded in 1994, we are an investment management firm that provides a broad range of U.S., non-U.S. and global equity investment strategies. Since our founding, we have pursued a business model that is designed to maximize our ability to produce attractive investment results for our clients, and we believe this model has contributed to our success in doing so. We focus on attracting, retaining and developing talented investment professionals by creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, and a high degree of investment autonomy. As of December 31, 2013, we offered to clients 13 actively-managed equity investment strategies, managed by five distinct investment teams. Each team is led by one or more experienced portfolio managers with a track record of strong investment performance and is devoted to identifying long-term investment opportunities. We believe this autonomous structure promotes independent analysis and accountability among our investment professionals, which we believe promotes superior investment results.
The following table sets forth our revenues and our ending and average assets under management for the periods noted:

	For the Year Ended December 31,
	2013	2012	2011
	(in millions)
Total Revenues	$686	$506	$455
Ending assets under management (1)	$105,477	$74,334	$57,104
Average assets under management	$89,545	$66,174	$59,436
(1)  We post updated information about our assets under management under the Financial Information section of our Investor Relations website (www.apam.com) after the conclusion of the seventh NYSE trading day of each month. That information is not incorporated by reference into this report.

Our 13 equity investment strategies span different market capitalization segments and investing styles in both U.S. and non-U.S. markets. Each strategy is designed to have a clearly articulated, consistent and replicable investment process that is well-understood by clients and managed to achieve long-term performance. Throughout our history, we have expanded our investment management capabilities in a disciplined manner that we believe is consistent with our overall philosophy of offering high value-added investment strategies in growing asset classes. We have expanded the range of strategies that we offer by launching new strategies managed by our existing investment teams as those teams have developed investment capacity, such as our Global Small-Cap Growth strategy, which we launched in June 2013, as well as by launching new strategies managed by new investment teams recruited to join Artisan. We are currently establishing our sixth autonomous investment team, the Artisan Credit Team, which will manage the Artisan High Income strategy. We expect to launch this strategy, which will be our first fixed income strategy, in the first half of 2014.
We launch a new strategy only when we believe it has the potential to achieve superior investment performance in an area that we believe will have sustained client demand at attractive fee rates over the long term. We strive to maintain the integrity of the investment process followed in each of our strategies by rigorous adherence to the investment parameters we have communicated to our clients. We also carefully monitor our investment capacity in each investment strategy. We believe that management of our investment capacity protects our ability to manage assets successfully, which protects the interests of our clients and, in the long term, protects our ability to retain client assets and maintain our profit margins. In order to better achieve our long-term goals, we are willing to close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our short-term results may be impacted. As of the date of this report, our Non-U.S. Small-Cap Growth, Non-U.S. Value, U.S. Mid-Cap Growth, U.S. Small-Cap Value, U.S. Mid-Cap Value, U.S. Small-Cap Growth and Global Value strategies are closed to most new investors and client relationships.
In addition to our investment teams, we have a management team that is focused on our business objectives of achieving profitable growth, expanding our investment capabilities, diversifying the source of our assets under management and delivering superior client service. Our management team supports our investment management capabilities and manages a centralized infrastructure, which allows our investment professionals to focus primarily on making investment decisions and generating returns for our clients.
We offer our investment management capabilities primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have longer-term investment horizons, by means of separate accounts and mutual funds. As of December 31, 2013, we managed approximately 200 separate accounts representing $45.6 billion, or 43%, of our assets under management, spanning 140 client relationships. Our separate account clients include pension and profit sharing plans, trusts, endowments, foundations, charitable organizations, government entities, private funds and non-U.S. funds, as well as mutual funds, non-U.S. funds and collective trusts we sub-advise. We serve as the investment adviser to Artisan Partners Funds Inc., an SEC-registered family of mutual funds that offers shares in multiple classes designed to meet the needs of a range of institutional and other investors, and as investment manager and promoter of Artisan Partners Global Funds PLC, a family of Ireland-based UCITS funds that began operations in the first quarter of 2011 and offers shares to non-U.S. investors. Artisan Funds and Artisan Global Funds comprised $59.9 billion, or 57%, of our assets under management as of December 31, 2013.
We access traditional institutional clients primarily through relationships with investment consultants and access institutional-like investors primarily through consultants, alliances with major defined contribution/401(k) platforms and relationships with fee-based financial advisors and broker-dealers. We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average assets under management. These fees are derived from investment advisory and sub-advisory agreements that are terminable by clients upon short notice or no notice.
As of December 31, 2013, we had approximately 300 employees. Our employees, including our investment professionals and senior management, to whom we have granted equity collectively owned approximately 51% of the economic interests in our company as of December 31, 2013.
Investment Teams
As of December 31, 2013, we offered our clients 13 long-only, equity investment strategies spanning market capitalization segments and investing styles in both U.S. and non-U.S. markets. Each of those strategies is managed by one of the investment teams described below. We are currently establishing our sixth autonomous investment team, the Credit Team, which will manage the Artisan High Income strategy that we expect to launch in the first half of 2014. Each team operates autonomously to identify investment opportunities in order to generate strong, long-term investment performance.

The table below sets forth the total assets under management for each of our investment teams and strategies as of December 31, 2013, the inception date for each investment composite, the value-added by each strategy since inception date, and the Overall Morningstar Rating™ for the series of Artisan Funds managed in that strategy.

Investment Team and Strategy	AUM as of December 31, 2013		Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2013	Fund Rating(2) as of December 31, 2013
	(in millions)
Global Equity Team
Non-U.S. Growth Strategy	$25,292		January 1, 1996	671	«««««
Non-U.S. Small-Cap Growth Strategy	1,707		January 1, 2002	560	««««
Global Equity Strategy	266		April 1, 2010	729	«««««
Global Small-Cap Growth Strategy	53		July 1, 2013	(50)	Not yet rated

U.S. Value Team
U.S. Mid-Cap Value Strategy	15,733		April 1, 1999	589	«««««
U.S. Small-Cap Value Strategy	4,421		June 1, 1997	484	«««
Value Equity Strategy	2,869		July 1, 2005	58	««««

Growth Team
U.S. Mid-Cap Growth Strategy	16,649		April 1, 1997	631	««««
U.S. Small-Cap Growth Strategy	3,041		April 1, 1995	119	««««
Global Opportunities Strategy	2,702		February 1, 2007	667	«««««

Global Value Team
Non-U.S. Value Strategy	16,866		July 1, 2002	744	«««««
Global Value Strategy	14,091		July 1, 2007	687	«««««

Emerging Markets Team
Emerging Markets Strategy	1,746		July 1, 2006	(86)	««

Total AUM as of December 31, 2013	$105,477	(3)

(1) Value-added since inception date is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the market index most commonly used by our clients to compare the performance of the relevant strategy since its inception date. The broad-based market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy-MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy-MSCI EAFE® Small Cap Index; Global Equity strategy-MSCI ACWI® Index; Global Small-Cap Growth strategy-MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy-Russell 2000® Index; U.S. Mid-Cap Value strategy-Russell Midcap® Index; Value Equity strategy-Russell 1000® Index; U.S. Mid-Cap Growth strategy-Russell Midcap® Index; Global Opportunities strategy-MSCI ACWI® Index; U.S. Small-Cap Growth strategy-Russell 2000® Index; Non-U.S. Value strategy-MSCI EAFE® Index; Global Value strategy-MSCI ACWI® Index; Emerging Markets strategy-MSCI Emerging Markets IndexSM.

(2) The Morningstar Rating™ compares the risk-adjusted performance of the Artisan Funds series to other funds in a category assigned by Morningstar based on its analysis of the funds’ portfolio holdings. The top 10% of funds receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars and the bottom 10% receive 1 star. The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with the rated fund’s three-, five- and 10-year Morningstar Rating metrics. The Artisan Funds, the ratings of which are reflected in the table above, and the categories in which they are rated are: Artisan International Fund-Foreign Large Blend Funds Category; Artisan International Small Cap Fund-Foreign Small/Mid Growth Funds Category; Artisan Global Equity Fund-World Stock; Artisan Global Small Cap Fund-not yet rated; Artisan Small Cap Value Fund-Small Value Funds Category; Artisan Mid Cap Value Fund-Mid Cap Value Funds Category; Artisan Value Equity Fund-Large Value Funds Category; Artisan Mid Cap Fund-Mid Cap Growth Funds Category; Artisan Global Opportunities Fund-World Stock; Artisan Small Cap Fund-Small Growth Funds Category; Artisan International Value Fund-Foreign Small/Mid Funds Category; Artisan Global Value Fund-World Stock; Artisan Emerging Markets Fund-Diversified Emerging Markets Funds Category. Morningstar ratings are initially given on a fund’s three-year track record and change monthly.

(3) Includes an additional $41.2 million in assets managed in a portfolio not currently made available to investors other than our employee-partners to evaluate its potential viability as a strategy to be offered to clients.

Global Equity Team
Our Global Equity team, which was formed in 1996 and is based in San Francisco and New York, manages four investment strategies: Non-U.S. Growth, Non-U.S. Small-Cap Growth, Global Equity and Global Small-Cap Growth. Mark L. Yockey is the founder of our Global Equity team and has been portfolio manager for our Non-U.S. Growth, Non-U.S. Small-Cap Growth, Global Equity and Global Small-Cap Growth strategies since their inception. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy and portfolio co-managers (with Mr. Yockey) of the Global Equity strategy. Mr. Hamker also serves as portfolio manager of the Non-U.S. Small-Cap Growth strategy with Mr. Yockey. The Non-U.S. Small-Cap Growth strategy is closed to most new investors and client relationships. Messrs. Yockey and Hamker and David Geisler are portfolio co-managers of the Global Small-Cap Growth strategy, which began operations on June 25, 2013.
The Global Equity team employs a fundamental stock selection process focused on identifying companies within its preferred themes with sustainable growth characteristics at valuations that do not fully reflect their long-term potential. The team’s objective is to invest in companies that are industry leaders and have meaningful exposure to and will benefit from long-term secular growth trends. To identify long-term, sustainable growth characteristics of potential investments, the team seeks high-quality companies that typically have a sustainable competitive advantage, a superior business model and a high-quality management team. Finally, the team uses multiple valuation metrics to establish a target price range and assesses the relationship between its estimate of a company’s sustainable growth prospects and the company’s current valuation.

	As of December 31, 2013
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	27.55%	14.7%	17.93%	10.22%	11.97%
MSCI EAFE® Index	22.78%	8.16%	12.43%	6.91%	5.26%

Non-U.S. Small-Cap Growth (January 1, 2002)
Average Annual Gross Returns	31.39%	15.44%	23.43%	14.76%	17.05%
MSCI EAFE® Small Cap Index	29.30%	9.25%	18.49%	9.47%	11.46%

Global Equity (April 1, 2010)
Average Annual Gross Returns	31.02%	17.49%	—	—	17.56%
MSCI ACWI® Index	22.80%	9.72%	—	—	10.27%

Global Small-Cap Growth (July, 1, 2013)
Average Annual Gross Returns	—	—	—	—	17.79%
MSCI ACWI® Small Cap Index	—	—	—	—	18.29%

U.S. Value Team
Our U.S. Value team, which was formed in 1997 and is based in Atlanta, Georgia, manages three investment strategies: U.S. Small-Cap Value, U.S. Mid-Cap Value and Value Equity. Scott C. Satterwhite, James C. Kieffer, George O. Sertl, Jr. and Daniel L. Kane are the portfolio co-managers for each of these strategies. In September 2013 Mr. Satterwhite provided his three-year advance retirement notice. He plans to continue as portfolio manager on the U.S. Value team through September 2016. The U.S. Small-Cap Value and the U.S. Mid-Cap Value strategies are closed to most new investors and client relationships.
The U.S. Value team’s strategies employ a fundamental investment process used to construct diversified portfolios of companies that the investment team believes are undervalued, are in solid financial condition and have attractive business economics. The U.S. Value team believes companies with these characteristics are less likely to experience eroding values over the long term compared to companies without such characteristics.

The U.S. Value team favors companies with an acceptable level of debt and positive cash flow, which it believes represents financial flexibility and strength, and cash-producing businesses that it believes are capable of earning acceptable returns on capital over the company’s business cycle. Once an investment candidate has been identified, the research process includes an in-depth analysis of the company’s financial statements, an examination of the company’s competitive position within its industry, a thorough analysis and review of the company’s resources, and a review of its business economics and cash flows.
The team sets buy and sell targets for a company’s securities based on the team’s assessment of the company’s intrinsic value, which is determined using multiple valuation tools to produce a range of values for the company that the team believes would be reasonable.

	As of December 31, 2013
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
U.S. Small-Cap Value (June 1, 1997)
Average Annual Gross Returns	28.93%	10.78%	18.09%	10.83%	13.21%
Russell 2000® Index	38.82%	15.66%	20.07%	9.06%	8.37%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	37.46%	18.59%	22.21%	13.49%	15.30%
Russell Midcap® Index	34.76%	15.86%	22.35%	10.21%	9.41%

Value Equity (July 1, 2005)
Average Annual Gross Returns	26.85%	15.71%	19.16%	—	8.40%
Russell 1000® Index	33.11%	16.28%	18.58%	—	7.82%

Growth Team
Our Growth team, which was formed in 1997 and is based in Milwaukee, Wisconsin, manages three investment strategies: U.S. Mid-Cap Growth, Global Opportunities and U.S. Small-Cap Growth. Andrew C. Stephens, James D. Hamel, Matthew H. Kamm and Craigh A. Cepukenas are the portfolio co-managers of all three strategies, and Jason L. White is associate portfolio manager of all three strategies. Mr. Kamm is the lead portfolio manager of the U.S. Mid-Cap Growth strategy; Mr. Hamel is the lead portfolio manager of the Global Opportunities strategy; and Mr. Cepukenas is the lead portfolio manager of the U.S. Small-Cap Growth strategy. The U.S. Mid-Cap Growth and U.S. Small-Cap Growth strategies are currently closed to most new investors and client relationships.
The Growth team’s strategies employ a fundamental investment process used to construct diversified portfolios of growth companies. The investment team looks for opportunities across the entire economy in order to find sustainable growth regardless of the sector or industry. The investment process focuses on two distinct areas-security selection and capital allocation. The Growth team’s investment process begins by identifying companies that possess franchise characteristics such as strong competitive positions, have attractive valuations relative to similar companies and benefit from an accelerating profit cycle; companies that it believes are well positioned for long-term growth, driven by demand for their products and services, and at an early enough stage in their profit cycles to benefit from the increased cash flows produced by the profit cycle. Based on the investment team’s fundamental analysis of a company’s profit cycle, the investment team classifies each portfolio holding in one of three stages. GardenSM investments generally are smaller positions in the early part of their profit cycle that may warrant a larger allocation once their profit cycle accelerates. CropSM investments are positions that are being increased to or maintained at a full weight because they are moving through the strongest part of their profit cycle. The majority of the performance in the portfolio has typically been attributed to the investments in this segment. HarvestSM investments are positions that are being reduced as they near the investment team’s estimate of full valuation or their profit cycle begins to decelerate.

	As of December 31, 2013
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	39.04%	18.58%	27.52%	12.74%	16.86%
Russell Midcap® Index	34.76%	15.86%	22.35%	10.21%	10.55%

Global Opportunities (February 1, 2007)
Average Annual Gross Returns	26.15%	16.08%	24.97%	—	10.31%
MSCI ACWI® Index	22.80%	9.72%	14.91%	—	3.64%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	44.71%	23.15%	27.21%	11.18%	10.94%
Russell 2000® Index	38.82%	15.66%	20.07%	9.06%	9.75%

Global Value Team
Our Global Value team, which was formed in 2002 and is based in San Francisco, California, manages two investment strategies: Non-U.S. Value and Global Value. N. David Samra and Daniel J. O’Keefe are the portfolio co-managers of both strategies. Mr. Samra is the lead portfolio manager of the Non-U.S. Value strategy, and Mr. O’Keefe is the lead portfolio manager of the Global Value strategy. Both the Non-U.S. Value and Global Value strategies are closed to most new investors and client relationships.
The Global Value team’s strategies employ a fundamental investment process used to construct diversified portfolios of companies. The team’s investment process focuses on identifying high quality, undervalued businesses that offer the potential for superior risk/return outcomes. The investment team seeks to invest in companies with strong competitive positions in their industries and histories of generating strong free cash flow and improving returns on capital, at a price that is a significant discount from the team’s estimate of the intrinsic value of the business. The investment team believes these criteria help rule out businesses that may appear undervalued based on certain financial ratios but whose intrinsic values are deteriorating over time. The investment team also believes that investing in companies with strong balance sheets reduces the potential for investment losses and provides company management the ability to create stockholder value when attractive opportunities are available. The investment team’s research process also attempts to identify management teams with a history of building value for their stockholders.

	As of December 31, 2013
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Value (July 1, 2002)
Average Annual Gross Returns	32.35%	15.43%	20.11%	13.62%	14.98%
MSCI EAFE® Index	22.78%	8.16%	12.43%	6.91%	7.54%

Global Value (July 1, 2007)
Average Annual Gross Returns	33.74%	18.52%	21.43%	—	9.41%
MSCI ACWI® Index	22.80%	9.72%	14.91%	—	2.54%

Emerging Markets Team
Our Emerging Markets team, which was formed in 2006 and is based in New York, New York, manages a single investment strategy. Maria Negrete-Gruson is the portfolio manager for the Emerging Markets strategy.

The Emerging Markets team believes that, over the long term, a company’s stock price is directly related to its ability to deliver sustainable earnings. Investment opportunities develop when businesses with sustainable earnings are undervalued relative to global peers and historical industry, country and regional valuations. Accordingly, the Emerging Markets strategy employs a fundamental research process focused on identifying companies that are priced at a discount relative to the investment team’s estimate of their sustainable earnings. To estimate a company’s sustainable earnings, the investment team uses both financial and strategic analyses. The financial analysis focuses on a company’s balance sheet, income statement and statement of cash flows in order to identify historic drivers of return on equity. The business analysis examines a company’s competitive advantages and financial strength in order to assess sustainability. After conducting its strategic and financial analyses, the investment team incorporates company-specific and macroeconomic risks into its valuation analysis to develop a risk-adjusted target price. The risk assessment includes a review of currency, interest rate, monetary and fiscal policy and political risks to which a company is exposed. Using these methods, the investment team values a business and develops a price target which it uses to determine whether to make an investment.

	As of December 31, 2013
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Emerging Markets (July 1, 2006)
Average Annual Gross Returns	(2.69)%	(5.79)%	13.34%	—	5.60%
MSCI Emerging Markets IndexSM	(2.60)%	(2.06)%	14.78%	—	6.45%

Distribution, Investment Products and Client Relationships
The goal of our marketing, distribution and client service efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle (for example, across mutual funds and separate accounts), distribution channel (for example, institutional, defined contribution/401(k), broker-dealer, financial adviser and retail) and geographic region. We focus our distribution and marketing efforts on institutions and on intermediaries that operate with institutional-like, centralized decision-making processes and longer-term investment horizons. We have designed our distribution strategies and structured our distribution teams to use knowledgeable, seasoned marketing and client service professionals in a way intended to limit the time our investment professionals are required to spend in marketing and client service activities. We believe that minimizing other demands allows our portfolio managers and other investment professionals to focus their energies and attention on the investment decision-making process, which we believe enhances the opportunity to achieve superior investment returns. Our distribution efforts are centrally managed by Dean J. Patenaude, Executive Vice President-Global Distribution, who oversees and coordinates the efforts of our marketing and client service professionals. We are expanding our distribution efforts into non-U.S. markets, with our primary non-U.S. efforts focused currently on the United Kingdom, other member countries of the European Union, Australia and certain Asian countries where we believe there is growing demand for global and non-U.S. investment strategies. In our non-U.S. distribution efforts, we use regional specialists who draw on the knowledge and expertise of our strategy-focused professionals. As of December 31, 2013, 11% our total assets under management was sourced from clients located outside the United States.
Institutional Clients Sourced Directly and through Investment Consultants
As of December 31, 2013, we provided asset management services to approximately 200 separate accounts maintained by institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; endowments; hospital and healthcare systems and religious organizations. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants that advise them. Institutional clients that do not use investment consultants typically operate in a similar fashion, but with employees performing the services often provided by consultants. As of December 31, 2013, approximately 33% of our assets under management were sourced through investment consultants, and no single consulting firm represented clients (including investors in Artisan Funds) having more than 6% of our assets under management.
Defined Contribution/401(k) Plan Assets
We believe that defined contribution/401(k) plan assets are particularly attractive both because of participants’ regular contributions to their individual accounts and because of the long-term nature of the defined contribution/401(k) investment horizon.
An investor in the defined contribution marketplace may access our services via Artisan Funds shares and separate accounts (including collective investment trusts). Although the vehicles utilized in the defined contribution marketplace continue to evolve, most of our defined contribution/401(k) assets under management continue to be invested in Artisan Funds, shares of which are offered as an investment option on a number of 401(k) platforms, which provide investors in individual 401(k) and other defined contribution retirement plans with access to a range of mutual fund options.
As of December 31, 2013, 20% of our assets under management were sourced through the defined contribution/401(k) channel. Approximately 75% of our assets under management in the defined contribution/401(k) channel were invested through 401(k) platforms, and our largest 401(k) plan provider relationship accounted for approximately 6% of our assets under management.
Broker-Dealers
We maintain relationships with a number of major brokerage firms and larger private banks. More broker-dealers have moved to an open architecture model under which they strive to offer “best-in-breed” investment strategies to their clients, as do the larger private banks and trust companies with which we have relationships. In those organizations, the process for identifying which funds to offer has been centralized to a relatively limited number of key decision-makers that exhibit institutional decision-making behavior, which we believe allows us to gain broad exposure to broker-dealer and private bank clients in a manner consistent with our marketing strategy. As of December 31, 2013, 21% of our assets under management were sourced through third-party broker-dealers and private banks and trust companies, and our largest broker-dealer or private bank or trust company relationship represented approximately 3% of our assets under management.
Financial Advisors
We maintain relationships with a number of financial advisory firms that offer our investment products to their clients. These advisors range from relatively small firms to large organizations. We access high net worth individuals and other non-institutional or small institutional investors through these relationships. As of December 31, 2013, approximately 10% of our assets under management were sourced through financial advisors, and the financial advisor from whom we have received the largest portion of client assets accounted for less than 1% of our assets under management.
Retail
We primarily access retail investors indirectly through mutual fund supermarkets through which investors have the ability to purchase and redeem shares without another intermediary. The providers of mutual fund supermarkets typically have recommended lists that are effective in promoting purchases of shares of mutual funds included in the list. Investors can also invest directly in the series of Artisan Funds. Our subsidiary, Artisan Partners Distributors LLC, a registered broker-dealer, distributes shares of Artisan Funds. Publicity and reviews and rankings from Morningstar, Lipper and others are important in building the Artisan brand, which is important in attracting retail investors. As a result, we publicize the ratings and rankings received by the series of Artisan Funds and work to ensure that potential retail investors have appropriate information to evaluate a potential investment in Artisan Funds. We do not generally use direct marketing campaigns as we believe that their cost outweighs their potential benefits. As of December 31, 2013, approximately 6% of our assets under management were sourced from investors we categorize as retail investors.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and mutual funds. As of December 31, 2013, approximately 43% of our assets under management were in separate accounts, including U.S.-registered mutual funds other than Artisan Funds, non-U.S. funds and collective investment trusts we sub-advise, and Artisan Funds and Artisan Global Funds accounted for approximately 57% of our total assets under management.
Separate Accounts
We currently manage separate account assets within each of our investment strategies. A separately managed account is often necessary to meet the needs of our clients. We generally require a minimum account size of $20 million to $50 million, depending on the strategy, to manage a separate account. The separate accounts we manage include all or part of the portfolios of several U.S.-registered mutual funds and non-U.S.-based funds pursuant to sub-advisory agreements with their primary advisers. The institutions with which we enter into sub-advisory relationships include financial services companies supplementing their own product offerings with products externally managed by managers in the investment strategies we provide. The U.S.-registered funds that we sub-advise are generally either multi-manager funds, in which we manage only a portion of the fund’s portfolio, or funds the shares of which are not generally offered broadly to the U.S. investing public. The non-U.S. funds that we sub-advise allow us to offer our strategies in markets to which we do not otherwise have access and may be multi-manager funds or we may be the only portfolio manager. In each case, the portfolio or sub-portfolio we manage is managed in accordance with one of our identified investment strategies. We also offer access to our Non-U.S. Growth, Value Equity and Global Opportunities strategies through collective investment trusts. The fees we charge our separate accounts vary by client, investment strategy and the size of the account and are accrued monthly.
Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan

Funds, SEC-registered mutual funds that offer no-load, open-end share classes designed to meet the needs of a range of institutional and other investors. Each series of Artisan Funds corresponds to one of the investment strategies we offer to clients. In contrast to some mutual funds, investors in Artisan Funds pay no 12b-1 fees, which are fees charged to investors in addition to management fees to pay for marketing, advertising and distribution services associated with the mutual funds. Expenses for marketing, advertising and distribution services related to Artisan Funds, including payments to broker-dealers and other intermediaries for selling, servicing and administering accounts, are operating expenses that we pay out of the investment management fees we earn. We earn investment management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds.
We also serve as investment manager and promoter of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds began operations in the first quarter of 2011 and offers shares to non-U.S. investors. Currently we offer a sub-fund of Artisan Global Funds corresponding to each of the Global Value, Global Equity, Value Equity and Emerging Markets strategies. As with Artisan Funds, investors in Artisan Global Funds do not pay fees for marketing, advertising and distribution services. Expenses for marketing, advertising and distribution services related to Artisan Global Funds, including payments to broker-dealers and other intermediaries for selling, servicing and administering accounts, are operating expenses that we pay out of the investment management fees we earn, which are based on the average daily net assets of each sub-fund and are paid monthly.
Regulatory Environment and Compliance
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations and outside the United States. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.
SEC Regulation
Artisan Partners Limited Partnership and Artisan Partners UK LLP are registered with the SEC as investment advisers under the Advisers Act, and Artisan Funds and several of the investment companies we sub-advise are registered under the 1940 Act. The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and mutual funds. The Securities Act and the Exchange Act, along with the regulations and interpretations thereunder, impose additional restrictions and requirements on mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations of those Acts, ranging from fines and censures to termination of an adviser’s registration.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for our clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.
As a registered adviser, we are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) in a manner that is consistent with disclosures made to clients and (iii) with adequate systems and procedures to ensure compliance.
For the year ended December 31, 2013, 69% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 67% from our advisory services to Artisan Funds. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of Artisan Funds and the investment portfolios of Artisan Funds and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with these funds may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the fund’s board after the initial term of one to two years. The 1940 Act also imposes on the investment adviser to a mutual fund a fiduciary duty with respect to the receipt of the adviser’s investment management fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.
As required by the Advisers Act, our investment management agreements may not be assigned without the client’s consent. Under the 1940 Act, investment management agreements with registered funds (such as the mutual funds we manage) terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us.
Artisan Partners Distributors LLC, our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. At December 31, 2013, Artisan Partners Distributors LLC had net capital of $143,805, which was $118,805 in excess of its required net capital of $25,000.
ERISA-Related Regulation
We are a fiduciary under ERISA with respect to assets that we manage for benefit plan clients subject to ERISA. ERISA, regulations promulgated thereunder and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.
Non-U.S. Regulation
In addition to the extensive regulation we are subject to in the United States, one of our subsidiaries, Artisan Partners UK LLP, is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. The Central Bank of Ireland imposes requirements on UCITS funds subject to regulation by it, including Artisan Global Funds, as do the regulators in certain other markets in which shares of Artisan Global Funds are offered for sale, and with which we are required to comply. We are also subject to regulation internationally by the Australian Securities and Investments Commission, where we operate pursuant to an order of exemption, and by various Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. Our business is also subject to the rules and regulations of the countries in which we conduct investment management activities. We may become subject to additional regulatory demands in the future to the extent we expand our business in existing and new jurisdictions. See “Risk Factors—Risks Related to our Industry—We are subject to extensive regulation” and “Risk Factors—Risks Related to our Industry—The regulatory environment in which we operate is subject to continual change, and regulatory developments designed to increase oversight may adversely affect our business.”
Competition
In order to grow our business, we must be able to compete effectively for assets under management. Historically, we have competed to attract assets to our management principally on the basis of:

•	the performance of our investment strategies;

•	continuity of our investment professionals;

•	the quality of the service we provide to our clients; and

•	our brand recognition and reputation within the institutional investing community.
Our ability to continue to compete effectively will also depend upon our ability to retain our current investment professionals and employees and to attract highly qualified new investment professionals and employees. We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. For additional information concerning the competitive risks that we face, see “Risks Factors—Risks Related to Our Industry—The investment management industry is intensely competitive”.
Operations, Systems and Technology
We generally use third-party software and technology for middle- and back-office functions such as trade confirmation, trade settlement, custodian reconciliations, corporate action processing, performance calculation and client reporting, customized as necessary to support our investment processes and operations. Artisan Funds and Artisan Global Funds outsource the functions of custodian, transfer agent and portfolio accounting agent to third parties whose services to Artisan Funds or Artisan Global Funds we supervise. We also have back-up and disaster recovery systems in place.
Employees
As of December 31, 2013, we employed approximately 300 full-time and part-time employees, including six executive officers and 82 members of our investment teams, including portfolio managers and analysts, research associates, traders and support staff. Our employees also include our sales and client service team, our legal and compliance team, our information technology team and our administrative, operations and support staff. None of our employees is subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our Structure and Reorganization
Holding Company Structure. We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2013, we owned approximately 29% of Artisan Partners Holdings, and the other 71% was owned by the limited partners of Artisan Partners Holdings.
The historical consolidated financial statements presented and discussed elsewhere in this document are the combined and consolidated results of Artisan Partners Asset Management and Artisan Partners Holdings. Because Artisan Partners Asset Management and Artisan Partners Holdings were under common control at the time of the IPO Reorganization, Artisan Partners Asset Management’s acquisition of control of Artisan Partners Holdings was accounted for as a transaction among entities under common control. Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner as part of the IPO Reorganization discussed below.
IPO Reorganization. In March 2013, we completed our IPO. In connection with the IPO, we and Artisan Partners Holdings completed a series of reorganization transactions, which we refer to as the IPO Reorganization, in order to reorganize our capital structures in preparation for the IPO. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Artisan Partners Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company. Multiple classes of securities at the public company level were necessary to achieve those objectives and maintain a corporate governance structure consistent with that of Artisan Partners Holdings prior to the IPO Reorganization. The IPO Reorganization included, among other changes, the following:

•	Our appointment as the sole general partner of Artisan Partners Holdings.

•
The modification of our capital structure into three classes of common stock and a series of convertible preferred stock. We issued shares of our Class B common stock, Class C common stock and convertible preferred stock to pre-IPO partners of Artisan Partners Holdings. Each share of Class B common stock corresponds to a Class B common unit of Artisan Partners Holdings. Each share of Class C common stock corresponds to either a Class A, Class D or Class E common unit of Artisan Partners Holdings or a preferred unit of Artisan Partners Holdings. In general, subject to certain restrictions, each common and preferred unit of Artisan Partners Holdings (together with the corresponding share of Class B or Class C common stock) will be exchangeable for a share of our Class A common stock beginning on March 12, 2014 (the first anniversary of our IPO).

•
A corporation ("H&F Corp") merged with and into Artisan Partners Asset Management, which we refer to in this document as the H&F Corp Merger. As consideration for the merger, the shareholder of H&F Corp received shares of our convertible preferred stock, contingent value rights, or CVRs, issued by Artisan Partners Asset Management and the right to receive an amount of cash equal to H&F Corp’s share of the post-IPO distribution of Artisan Partners Holdings’ pre-IPO retained profits. In connection with an underwritten public offering by us completed in November 2013, referred to in this document as the November 2013 Offering, the CVRs issued by Artisan Partners Asset Management were terminated with no amounts paid or payable thereunder.

•
The voting and certain other rights of each class of limited partnership units of Artisan Partners Holdings were modified. In addition, the preferred units were modified to eliminate the associated put right. In exchange for the elimination of the put right that existed prior to our IPO, Artisan Partners Holdings issued CVRs to the holders of the preferred units. In connection with the November 2013 Offering, the CVRs issued by Artisan Partners Holdings were terminated with no amounts paid or payable thereunder.

•
We entered into two tax receivable agreements ("TRAs"), one with the pre-H&F Corp Merger shareholder of H&F Corp and the other with each limited partner of Artisan Partners Holdings. Pursuant to the first TRA, we will pay to the counterparty a portion of certain tax benefits we realized as a result of the H&F Corp Merger. Pursuant to the second TRA, we will pay to the counterparties a portion of certain tax benefits realized as a result of the purchase of Class A common units of Artisan Partners Holdings in connection with our IPO and future exchanges of limited partnership units of Artisan Partners Holdings for shares of our Class A common stock or convertible preferred stock, as applicable, and future purchases or redemptions of such units.

The diagram below depicts our organizational structure as of December 31, 2013:

Former Artisan Employees
Artisan Employees (1)
AIC (1)
Public and Other Class A Common Shareholders
H&F Funds
Initial Outside Investors
Class C common stock 1% voting rights no economic rights
Class B common stock(2) 73% voting rights no economic rights
Class C common stock 6% voting rights no economic rights
Class A common stock 11% voting rights 94% economic rights(3)
Class C common stock 2% voting rights no economic rights
Class C common stock 6% voting rights no economic rights
Convertible preferred stock 1% voting rights 6% economic rights
Artisan Partners Asset Management Inc.
Class E common units(5) No class voting rights 1% economic rights(3)
Class B common units(5) Limited class voting rights 35% economic rights(3)
Class D common units(5) Limited class voting rights 14% economic rights
Sole General Partner GP units 28% economic rights(3)
Preferred units(4) Limited class voting rights 2% economic rights
Preferred units Limited class voting rights 5% economic rights
Class A common units(5) Limited class voting rights 15% economic rights(3)
Artisan Partners Holdings LP

(1)
AIC and each of our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of a designee of AIC, who is Andrew A. Ziegler (our Executive Chairman), and Eric R. Colson (our President and Chief Executive Officer). Mr. Ziegler currently has the right to determine the vote of all of the shares subject to the stockholders agreement.  On March 12, 2014, in connection with the expected termination of Mr. Ziegler’s employment with us, he will cease to be a member of the committee. At that time, we expect the committee to consist of Mr. Colson, Charles J. Daley, Jr. (our Executive Vice President, Chief Financial Officer and Treasurer) and Gregory K. Ramirez (our Senior Vice President), and shares subject to the stockholders agreement will be voted in accordance with the majority decision of those three members.

(2)
Each share of Class B common stock initially entitles its holder to five votes per share. The stockholders committee holds an irrevocable proxy to vote the shares of our common stock held by the Class B common stockholders.

(3)
Economic rights of the Class A common stock, the common units and the GP units are subject to the preference described under "Risk Factors—In the case of dissolution of Artisan Partners Holdings or a partial capital event, the rights of the holders of our Class A common stock to distributions will be subject to the H&F preference."

(4)	We are obligated to vote the preferred units we hold at the direction of our convertible preferred stockholders.
(5)
Each class of common units generally entitles its holders to the same economic and voting rights in Artisan Partners Holdings as each other class of common units, except that the Class E common units have no voting rights except as required by law.

Available Information
Our principal executive offices are located at 875 E. Wisconsin Avenue, Suite 800, Milwaukee, Wisconsin 53202. Our telephone number at this address is (414) 390-6100 and our website address is www.artisanpartners.com. Information contained on our website is not part of, nor is it incorporated by reference into, this Form 10-K. The company was incorporated in Wisconsin on March 21, 2011 and converted to a Delaware corporation on October 29, 2012.

The public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors
An investment in our Class A common stock involves substantial risks and uncertainties. You should carefully consider each of the risks below, together with all of the other information contained in this document, before deciding to invest in shares of our Class A common stock. If any of the following risks develops into an actual event, our business, financial condition or results of operations could be negatively affected, the market price of your shares could decline and you could lose all or part of your investment.
Risks Related to our Business
The loss of key investment professionals or members of our senior management team could have a material adverse effect on our business.
We depend on the skills and expertise of our portfolio managers and other investment professionals and our success depends on our ability to retain the key members of our investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. Each of our four largest investment strategies represented approximately 15% or more, and in the aggregate those four strategies represented 71%, of our assets under management as of December 31, 2013. Each of those four strategies has been managed by one or more of its current portfolio managers since the strategy’s inception at Artisan (with the exception of the U.S. Mid-Cap Value strategy, which has been managed by James C. Kieffer and Scott C. Satterwhite since 2001, along with George O. Sertl, Jr. since 2006 and Daniel L. Kane since September 2013). Mark L. Yockey is the sole portfolio manager for our largest strategy, the Non-U.S. Growth strategy, which represented $25.3 billion, or 24%, of our assets under management as of December 31, 2013. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy. Our Non-U.S. Value strategy, which is our second largest strategy and represented $16.9 billion, or 16%, of our assets under management as of December 31, 2013, is managed by co-managers N. David Samra (lead manager) and Daniel J. O’Keefe. Andrew C. Stephens, James D. Hamel, Matthew A. Kamm and Craigh A. Cepukenas are portfolio co-managers and Jason L. White is associate portfolio manager of our third largest strategy, the U.S. Mid-Cap Growth strategy, which represented $16.6 billion, or 16%, of our assets under management as of December 31, 2013. The U.S. Mid-Cap Value strategy, of which Messrs. Kieffer, Satterwhite, Sertl and Kane are co-managers, is our fourth largest strategy and represented $15.7 billion, or 15% of our assets under management as of December 31, 2013. On September 30, 2013, Mr. Satterwhite provided his three-year advance retirement notice. He plans to continue as portfolio manager on the U.S. Value team, including with respect to the U.S. Mid-Cap Value strategy, through September 2016.
Because of the long tenure and stability of our portfolio managers, our clients generally attribute the investment performance we have achieved to these individuals. While we have experienced very few departures among our portfolio managers, there can be no assurance that this stability will continue in the future. The departure of a strategy’s portfolio manager, especially for strategies with only one portfolio manager, could cause clients to withdraw funds from the strategy which would reduce our assets under management, investment management fees and, if we were not able to reduce our expenses sufficiently, our net income, and these reductions could be material if our assets under management in that strategy and the related revenues were material. The departure of a strategy’s portfolio manager also could cause consultants and intermediaries to stop recommending a strategy, and clients to refrain from allocating additional funds to the strategy or delay such additional funds until a sufficient track record under a new portfolio manager or managers has been established.
We also depend on the contributions of our senior management team led by Eric R. Colson. In addition, our senior marketing and client service personnel have direct contact with our institutional clients and consultants and other key individuals within each of our distribution channels. The loss of any of these key professionals could limit our ability to successfully execute our business strategy and may prevent us from sustaining the historically strong investment performance we have achieved or adversely affect our ability to retain existing and attract new client assets and related revenues. The employment of Andrew A. Ziegler, our Executive Chairman, is expected to terminate on March 12, 2014, in accordance with the terms of his employment agreement. However, Mr. Ziegler is expected to continue to provide strategic leadership and advice as Chairman of the board of directors of the company.
Any of our investment or management professionals may resign at any time, join our competitors or form a competing company. Although several of our portfolio managers and Mr. Ziegler are subject to a non-compete obligation that extends for two years after their departure from Artisan, these non-competition provisions may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive non-competition provisions or other restrictive covenants applicable to former investment or management professionals in light of the circumstances surrounding their relationship with us. We do not carry

“key man” insurance that would provide us with proceeds in the event of the death or disability of any of the key members of our investment or management teams.
Competition for qualified investment, management and marketing and client service professionals is intense and we may fail to successfully attract and retain qualified personnel in the future. Our ability to attract and retain these personnel will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. Prior to our IPO, we historically offered key employees equity ownership through interests in Artisan Partners Holdings. In connection with our transition to a public company, we have begun the implementation of a new compensation structure that uses a combination of cash and equity-based incentives as appropriate. Although we intend for overall compensation levels to remain commensurate with amounts paid to our key employees in the past, we may not be successful in designing and implementing an attractive compensation model. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel. In addition, changes to our management structure, corporate culture and corporate governance arrangements could negatively impact our ability to retain key personnel.
If we are unable to maintain our investment culture or compensation levels for investment professionals, we may be unable to attract, develop and retain talented investment professionals, which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
Attracting, developing and retaining talented investment professionals is an essential component of our business strategy. To do so, it is critical that we continue to foster an environment and provide compensation that is attractive for our existing investment professionals and for prospective investment professionals. If we are unsuccessful in maintaining such an environment (for instance, because of changes in management structure, corporate culture or corporate governance arrangements) or compensation levels for any reason, our existing investment professionals may leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
If our investment strategies perform poorly, clients could withdraw their funds and we could suffer a decline in our assets under management and/or become subject to litigation, which would reduce our earnings.
The performance of our investment strategies is critical in retaining existing client assets as well as attracting new client assets. If our investment strategies perform poorly for any reason, our earnings could decline because:

•
our existing clients may withdraw funds from our investment strategies or terminate their relationships with us, which would cause the revenues that we generate from investment management fees to decline;

•	the Morningstar and Lipper ratings and rankings of mutual funds we manage may decline, which may adversely affect the ability of those funds to attract new or retain existing assets; or

•
third-party financial intermediaries, advisors or consultants may rate our investment products poorly, which may lead our existing clients to withdraw funds from our investment strategies or reduce asset inflows from these third parties or their clients.

Our investment strategies can perform poorly for a number of reasons, including general market conditions, investor sentiment about market and economic conditions, investment styles, investment decisions that we make and the performance of the companies in which our investment strategies invest. In addition, while we seek to deliver long-term value to our clients, volatility may lead to under-performance in the near term, which could adversely affect our results of operations. The global economic environment deteriorated sharply in 2008, particularly in the third and fourth quarters, and in the first quarter of 2009, with virtually every class of financial asset and geographic market experiencing significant price declines and volatility as a result of the global financial crisis. In the period from June 30, 2008 through March 31, 2009, our assets under management decreased by approximately 43%, primarily as a result of general market conditions.
In contrast, when our strategies experience strong results relative to the market, clients’ allocations to our strategies typically increase relative to their other investments and we sometimes experience withdrawals as our clients rebalance their investments to fit their asset allocation preferences despite our strong results.
While clients do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent clients are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise and/or our investment professionals under various U.S. and non-U.S. laws.

The historical returns of our existing investment strategies may not be indicative of their future results or of the investment strategies we may develop in the future.
We have presented historical returns of our existing investment strategies under “Business—Investment Teams”. The historical returns of our strategies and the ratings and rankings we or the mutual funds that we advise have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have received are typically revised monthly. Unless otherwise indicated, the historical performance and ratings and rankings presented herein are as of December 31, 2013 and for periods then ended. The performance we have achieved and the ratings and rankings received at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.
Difficult market conditions can adversely affect our business in many ways, including by reducing the value of our assets under management and causing clients to withdraw funds, each of which could materially reduce our revenues and adversely affect our financial condition.
The fees we earn under our investment management agreements are typically based on the market value of our assets under management, and to a much lesser extent based directly on investment performance. Investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice and our clients may reduce the aggregate amount of assets under management with us with minimal or no notice for any reason, including financial market conditions and the absolute or relative investment performance we achieve for our clients. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, a declining stock market, general economic downturn, political uncertainty or acts of terrorism. In connection with the severe market dislocations of 2008 and 2009, for example, the value of our assets under management declined substantially due primarily to the sizeable decline in stock prices worldwide. In future periods of difficult market conditions we may experience accelerated client redemptions or withdrawals if clients move assets to investments they perceive as offering greater opportunity or lower risk or our strategies underperform relative to benchmarks, which could further reduce our assets under management in addition to market depreciation. If any of these factors cause a decline in our assets under management, it would result in lower investment management fees. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
The significant growth we have experienced over the past decade has been and may continue to be difficult to sustain.
Our assets under management increased from $31.9 billion as of December 31, 2003 to $105.5 billion as of December 31, 2013. The absolute measure of our assets under management represents a significant rate of growth that has been and may continue to be difficult to sustain. The continued growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new, value-added investment strategies. Our business growth will also depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years.
In addition, we expect there to be significant demand on our infrastructure and investment teams and we may not be able to manage our growing business effectively or be able to sustain the level of growth we have achieved historically, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. In particular, our efforts to establish our first fixed income strategy could strain our resources and slow the growth of our other strategies.
Our efforts to establish our first fixed income investment team and strategy (as well as efforts to establish other new teams and strategies in the future) may be unsuccessful and will likely negatively impact our results of operations and could negatively impact our reputation.
We seek to add new investment teams that invest in a way that is consistent with our philosophy of offering high value-added investment strategies and would allow us to grow strategically. Consistent with that strategy, in the fourth quarter of 2013 we hired an experienced portfolio manager to establish our sixth autonomous investment team, the Artisan Credit Team, which will manage the Artisan High Income strategy that we expect to launch in the first half of 2014. We expect the costs associated with establishing a new team and strategy initially to exceed the revenues generated, which will likely negatively impact our results of operations. In addition, we have not previously operated a fixed income strategy, and the new strategy will invest in instruments (such as high yield corporate bonds and secured and unsecured loans) and may invest in other instruments (such as revolving credit facilities, loan participations and derivatives, including credit default swaps) with which we have no or limited experience. Our lack of experience could strain our resources. In addition, the historical returns of our existing investment strategies may not be indicative of the investment performance of any such new strategy. The poor performance of the new Artisan High Income strategy or any other new strategy could negatively impact our reputation and the reputation of our other investment strategies. Future new teams or strategies could present similar risks.
We may support the development of Artisan High Income strategy (or other new strategies in the future) by making one or more seed investments using capital that would otherwise be available for our general corporate purposes. Making such a seed investment would expose us to capital losses.
Failure to properly address conflicts of interest could harm our reputation or cause clients to withdraw funds, each of which could adversely affect our business and results of operations.
The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and we have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our results of operations.
In addition, as we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies or otherwise take action to slow the flow of assets when we believe it is in the best interest of our clients even though our aggregate assets under management and investment management fees may be negatively impacted in the short term. Similarly, we may establish or add new investment teams or expand operations into other geographic areas or jurisdictions if we believe such actions are in the best interest of our clients, even though our revenues may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our fee schedules and profit margins, which benefits both our clients and stockholders, if clients perceive a change in our investment or operations decisions in favor of a strategy to maximize short term results, they may withdraw funds, which could adversely affect our investment management fees.
Several of our investment strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2013, approximately 44% of our assets under management across our investment strategies was invested in strategies that primarily invest in securities of non-U.S. companies. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty, including, for example, as a result of the broad decline in global economic conditions beginning in 2007-2008 and slow recovery thereafter. Economic conditions in certain European Union member states have adversely affected investor sentiment, particularly with respect to international investments. Although none of our investment strategies invest in sovereign debt, our investment strategies that invest in securities of non-U.S. companies include investments that are exposed to the risks of European Union member states. The poor performance of those investments would negatively affect the performance of those strategies. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect clients’ interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets, and, as a result, those markets may have limited liquidity and higher price volatility, and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country, and our ability to dispose of an investment may also be adversely affected if we increase the size of our investments in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our Emerging Markets strategy, a number of our other investment strategies are permitted to invest in emerging or less developed markets in amounts generally ranging from 20% to 25% of the strategy’s assets under management.
We derive a substantial portion of our revenues from a limited number of our strategies, some of which are closed to most new investors and client relationships.
As of December 31, 2013, $25.3 billion of our assets under management was concentrated in our Non-U.S. Growth strategy, representing approximately 24% of our investment management fees for the year ended December 31, 2013. Our next four largest strategies, Non-U.S. Value, U.S. Mid-Cap Growth, U.S. Mid-Cap Value and Global Value, represented an additional $16.9 billion, $16.6 billion, $15.7 billion and $14.1 billion of our assets under management, respectively, as of December 31, 2013, representing approximately 17%, 16%, 17% and 9% of our investment management fees, respectively, for the year ended December 31, 2013. Two of those strategies, Non-U.S. Value and Global Value, are managed by the same investment team. As a result, a substantial portion of our operating results depends upon the performance of those strategies, and our ability to retain client assets in those strategies. Currently, our Non-U.S. Value, U.S. Mid-Cap Growth, U.S. Mid-Cap Value, Global Value, U.S. Small-Cap Value, Non-U.S. Small-Cap Growth and U.S. Small-Cap Growth strategies are closed to most new investors and client relationships. Our smaller strategies, such as our Global Small-Cap Growth and Global Equity strategies, due to their size, may not be able to generate sufficient fees to cover their expenses. If a significant portion of the investors in our larger strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our earnings and financial condition.
We may not be able to maintain our current fee structure as a result of poor investment performance, competitive pressures or as a result of changes in our business mix, which could have a material adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure for any number of reasons, including as a result of poor investment performance, competitive pressures, changes in global markets and asset classes, or as a result of changes in our business mix. Although our investment management fees vary by client and investment strategy, we historically have been successful in maintaining an attractive overall rate of fee and profit margin due to the strength of our investment performance and our focus on high value-added investment strategies. In recent years, however, there has been a general trend toward lower fees in the investment management industry, and some of our investment strategies that tend to invest in larger-capitalization companies and were designed to have larger capacity and to appeal to larger clients, have lower fee schedules. In order to maintain our fee structure in a competitive environment, we must retain the ability to decline additional assets to manage from potential clients who demand lower fees even though our revenues may be adversely affected in the short term. In addition, we must be able to continue to provide clients with investment returns and service that our clients believe justify our fees. If our investment strategies perform poorly, we may be forced to lower our fees in order to retain current, and attract additional, assets to manage. We may not succeed in providing the investment returns and service that will allow us to maintain our current fee structure. Downward pressure on fees may also result from the growth and evolution of the universe of potential investments in a market or asset class. For example, prevailing fee rates for managing portfolios of emerging markets securities have declined as those markets and the universe of potential investments in emerging markets companies have grown. In the first quarter of 2013, we reduced the rates of our standard fee schedule for managing assets in our Emerging Markets strategy. Changes in how clients choose to access asset management services may also exert downward pressure on fees. Some investment consultants, for example, are implementing programs in which the consultant provides a range of services, including selection, in a fiduciary capacity, of asset managers to serve as sub-adviser at lower fee rates than the manager’s otherwise applicable rates, with the expectation of a larger amount of assets under management through that consultant. The expansion of those and similar programs could, over time, make it more difficult for us to maintain our fee rates. Over time, a larger part of our assets under management could be invested in our larger capacity, lower fee strategies, which could adversely affect our profitability. In addition, plan sponsors of 401(k) and other defined contribution assets that we manage may choose to invest plan assets in vehicles with lower cost structures than mutual funds and may choose to access our services through a separate account, including a collective investment trust (if available). We provide a lesser array of services to separate accounts than we provide to Artisan Funds and we receive fees at lower rates.
The investment management agreements pursuant to which we advise mutual funds are terminable on short notice and, after an initial term, are subject to an annual process of review and renewal by the funds’ boards. As part of that annual review process, the fund board considers, among other things, the level of compensation that the fund has been paying us for our services, and that process may result in the renegotiation of our fee structure or increase the cost of our performance of our obligations. Any fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations. For more information about our fees see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview”.
We derive substantially all of our revenues from contracts and relationships that may be terminated upon short or no notice.
We derive substantially all of our revenues from investment advisory and sub-advisory agreements, all of which are terminable by clients upon short notice or no notice. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ boards or a vote of a majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by that fund’s board, including by its independent members. In addition, all of our separate account clients and some of the mutual funds that we sub-advise have the ability to re-allocate all or any portion of the assets that we manage away from us at any time with little or no notice. These investment management agreements and client relationships may be terminated or not renewed for any number of reasons. The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have a material adverse effect on our business.
 Investors in the funds that we advise can redeem their investments in those funds at any time without prior notice, which could adversely affect our earnings.
Investors in the mutual funds and some other pooled investment vehicles that we advise or sub-advise may redeem their investments in those funds at any time without prior notice and investors in other types of pooled vehicles we sub-advise may typically redeem their investments on fairly limited or no prior notice, thereby reducing our assets under management. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased purchases and increased redemptions of fund shares. For the year ended December 31, 2013, we generated approximately 79% of our revenues from advising mutual funds and other pooled vehicles (including Artisan Funds, Artisan Global Funds, and other entities for which we are adviser or sub-adviser), and the redemption of investments in those funds would adversely affect our revenues and could have a material adverse effect on our earnings.
We depend on third-party distribution sources to market our investment strategies and access our client base.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors in Artisan Funds primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. As of December 31, 2013, our largest relationships with a 401(k) platform, broker-dealer and financial adviser represented approximately 6%, 3% and less than 1%, respectively, of our total assets under management. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest intermediary relationships across multiple distribution channels represented approximately 12.7% and 9.7% of our total assets under management as of December 31, 2013.
We compensate most of the intermediaries through which we gain access to investors in Artisan Funds by paying fees, most of which are a percentage of assets invested in Artisan Funds through that intermediary and with respect to which that intermediary provides services. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us all costs attributable to marketing and distribution of shares of Artisan Funds. Our expenses in connection with those intermediary relationships could increase if the portion of those fees determined to be in connection with marketing and distribution, and therefore allocated to us, increased. These distribution sources and client bases may not continue to be accessible to us on terms we consider commercially reasonable, or at all. The absence of such access could have a material adverse effect on our results of operations.
We access institutional clients primarily through consultants. Our institutional business is highly dependent upon referrals from consultants. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2013, the investment consultant advising the largest portion of our assets under management represented approximately 5% of our total assets under management. Poor reviews or evaluations of either a particular product, strategy, or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these intermediaries. In addition, the recent economic downturn and consolidation in the broker-dealer industry may lead to reduced distribution access and increases in fees we are required to pay to intermediaries. If such increased fees should be required, refusal to pay them could restrict our access to those client bases while paying them could adversely affect our profitability.
The long-only, equity investment focus of our existing strategies exposes us to greater risk than certain of our competitors whose investment strategies may also include non-equity securities or short positions.
Our existing investment strategies hold long positions in publicly-traded equity securities of companies across a wide range of market capitalizations, geographies and industries; investments by our strategies in non-equity securities have been immaterial. Accordingly, under market conditions in which there is a general decline in the value of equity securities, each of our existing strategies is likely to perform poorly on an absolute basis. Unlike some of our competitors, we do not currently offer to clients strategies that invest in privately-held companies or in non-equity securities or take short positions in equity securities, which could offset some of the poor performance of our long-only, equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies, which we do not currently offer to clients. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile. We expect to launch our first fixed income strategy in the first half of 2014. However, we expect that a very high percentage of our assets under management will continue to be managed in long-only strategies for the foreseeable future.

The performance of our investment strategies or the growth of our assets under management may be constrained by unavailability of appropriate investment opportunities.
The ability of our investment teams to deliver strong investment performance depends in large part on their ability to identify appropriate investment opportunities in which to invest client assets. If the investment team for any of our strategies is unable to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis, the investment performance of the strategy could be adversely affected. In addition, if we determine that sufficient investment opportunities are not available for a strategy, we may choose to limit the growth of the strategy by limiting the rate at which we accept additional client assets for management under the strategy, closing the strategy to all or substantially all new investors or otherwise taking action to limit the flow of assets into the strategy. If we misjudge the point at which it would be optimal to limit access to or close a strategy, the investment performance of the strategy could be negatively impacted. The risk that sufficient appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, but is particularly acute with respect to our strategies that focus on valuation, or small-cap and emerging market investments, and is likely to increase as our assets under management increase, particularly if these increases occur very rapidly. By limiting the growth of strategies, we may be managing the business in a manner that reduces the total amount of our assets under management and our investment management fees over the short term.
Our failure to comply with investment guidelines set by our clients, including the boards of funds, and limitations imposed by applicable law, could result in damage awards against us and a loss of our assets under management, either of which could adversely affect our results of operations or financial condition.
When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in managing their portfolios. The boards of funds we manage generally establish similar guidelines regarding the investment of assets in those funds. We are also required to invest the U.S. mutual funds’ assets in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Other clients, such as plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or non-U.S. funds, require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in a fund which, depending on the circumstances, could result in our obligation to make clients or fund investors whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
Operational risks may disrupt our business, result in losses or limit our growth.
We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. Operational risks such as trading or other operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by human error, fire, other natural disaster or pandemic, power or telecommunications failure, cyber-attack or viruses, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The potential for some types of operational risks, including, for example, trading errors, may be increased in periods of increased volatility, which can magnify the cost of an error. Although we have not suffered operational errors, including trading errors, of significant magnitude in the past, we may experience such errors in the future, which could be significant and the losses related to which we would be required to absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate, and the fact that we operate our business out of multiple physical locations may make such failures and interruptions difficult to address on a timely and adequate basis. As our client base, number and complexity of investment strategies, client relationships and/or physical locations increase, developing and maintaining our operational systems and infrastructure may become increasingly challenging, which could constrain our ability to expand our businesses. Any changes, upgrades or expansions to our operations and/or technology or implementation of new technology systems to replace manual workflows or to accommodate increased volumes or complexity of transactions or otherwise may require significant expenditures and may increase the probability that we will experience operational errors or suffer system degradations and failures. If we are unsuccessful in executing any such upgrades, expansions or implementations, we may instead have to hire additional employees, which could increase operational risk due to human error. We depend substantially on our Milwaukee, Wisconsin office where a majority of our employees, administration and technology resources are located, for the continued operation of our business. Any significant disruption to that office could have a material adverse effect on us.
In order to establish our first fixed income strategy, which we expect to launch in the first half of 2014, we are in the process of developing and contracting with third parties for the operational infrastructure and systems necessary to operate a fixed income strategy, including infrastructure and systems for trading and valuing fixed income securities and other credit instruments. We have not previously operated a fixed income strategy, and the new strategy will primarily invest in securities and other instruments with which we have no or limited operational experience, which could strain our operations resources and increase the possibility of operational error.
Employee misconduct, or perceived misconduct, could expose us to significant legal liability and/or reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our clients are of critical importance. Our employees could engage in misconduct, or perceived misconduct, that adversely affects our business. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, client relationships and ability to attract new clients. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. In addition, the SEC recently has increased its scrutiny of the use of non-public information obtained from corporate insiders by professional investors. Misconduct or perceived misconduct by our employees, or even unsubstantiated allegations of such conduct, could result in significant legal liability and/or an adverse effect on our reputation and our business.
If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or operating results. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators. Our techniques for managing operational, legal and reputational risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate. As part of establishing a new fixed income strategy we have modified or are modifying a number of policies, procedures and systems in order for us to appropriately identify, monitor and control our exposure to new or increased operational, legal and reputational risks presented by the new Artisan High Income strategy and fixed income investing. We may fail to make the appropriate modifications which could adversely affect our financial results and subject us to litigation or regulatory actions.
Because our clients invest in our strategies in order to gain exposure to the portfolio securities of the respective strategies, we have not adopted corporate-level risk management policies to manage market risk or exchange rate risk, nor have we attempted to hedge at the corporate level the market and exchange rate risks that would affect the value of our overall assets under management and related revenues. While negative returns in our investment strategies, net client outflows and changes in the value of the U.S. dollar relative to other currencies do not directly reduce the assets on our balance sheet (because the assets we manage are owned by our clients, not us), we expect that any reduction in the value of our assets under management would result in a reduction in our revenues. See “Qualitative and Quantitative Disclosures Regarding Market Risk”.
Our indebtedness may expose us to material risks.
In August 2012, we entered into a $100 million five-year revolving credit agreement and issued $200 million in unsecured notes consisting of $60 million Series A notes maturing in 2017, $50 million Series B notes maturing in 2019, and $90 million Series C notes maturing in 2022. We used the proceeds of the notes and $90 million drawn from the revolving credit facility to prepay all of the then-outstanding principal amount of our $400 million term loan. We used a portion of the net proceeds of our IPO to repay all of the $90 million drawn from the revolving credit facility. Nevertheless, we continue to have substantial indebtedness outstanding in the amount of $200 million in unsecured notes, which exposes us to risks associated with the use of leverage. Our substantial indebtedness makes it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, our notes and revolving credit agreement contain financial and operating covenants that may limit our ability to conduct our business. To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because our debt service obligations are fixed, the portion of our cash flow used to service those obligations could be substantial if our revenues have declined, whether because of market declines or for other reasons. The Series A, Series B and Series C notes bear interest at a rate equal to 4.98%, 5.32% and 5.82% per annum, respectively, and each rate is subject to a 100 basis point increase in the event Artisan Partners Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

Our note purchase agreement and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreement and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. For example, the agreements include financial covenants requiring Artisan Partners Holdings not to exceed specified ratios of indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the agreements), or EBITDA, and interest expense to consolidated EBITDA. The agreements also restrict Artisan Partners Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. The failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2013, we believe we are in compliance with all of the covenants and other requirements set forth in the agreements.
We provide a broad range of services to Artisan Funds, Artisan Global Funds and sub-advised mutual funds which may expose us to liability.
We provide a broad range of administrative services to Artisan Funds, including providing personnel to Artisan Funds to serve as officers of Artisan Funds, the preparation or supervision of the preparation of Artisan Funds’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services including the supervision of the activities of Artisan Funds’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of Artisan Funds’ financial statements and coordination of the audits of those financial statements, tax services including calculation of dividend and distribution amounts and supervision of tax return preparation, and supervision of the work of Artisan Funds’ other service providers. Although less extensive than the range of services we provide to Artisan Funds, we also provide a range of services, in addition to investment management services, to Artisan Global Funds, including providing personnel to serve as directors of Artisan Global Funds, the preparation or supervision of the preparation of Artisan Global Funds’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, various distribution, marketing and shareholder services, accounting services including the supervision of the activities of Artisan Global Funds' accounting services provider in the calculation of Artisan Global Funds’ net asset values, supervision of the preparation of Artisan Global Funds' financial statements and coordination of the audits of these financial statements, supplying information that is used by Artisan Global Funds to meet its regulatory requirements, tax services, as well as review of the various service providers to Artisan Global Funds. In addition, we from time to time provide information to the funds for which we act as sub-adviser (or to a person or entity providing administrative services to such a fund) which is used by those funds in their efforts to comply with various regulatory requirements. If we make a mistake in the provision of those services, Artisan Funds, Artisan Global Funds or the sub-advised fund could incur costs for which we might be liable. In addition, if it were determined that Artisan Funds, Artisan Global Funds or the sub-advised fund failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.
The expansion of our business outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and will place additional demands on our resources and employees.
We are expanding our distribution effort into non-U.S. markets, including the United Kingdom, other member countries of the European Union, Australia and certain Asian countries, among others. Our net client cash flows that come from clients domiciled outside the United States have grown from an insignificant amount in earlier years to more than 31% of our total net client cash flows over the three years ended December 31, 2013. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. These clients also may be less accepting of the U.S. practice of payment for certain research products and services through soft dollars, which could have the effect of increasing our expenses.
This expansion has required and will continue to require us to incur a number of up-front expenses, including those associated with obtaining and maintaining regulatory approvals and office space, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance. In addition, we have organized Artisan Global Funds, a family of Ireland-based UCITS funds, that began operations during the first quarter of 2011, and for which we are investment manager and promoter. Our employees routinely travel outside the United States as a part of our investment research process or to market our services and may spend extended periods of time in one or more non-U.S. jurisdictions. Their activities outside the United States on our behalf may raise both tax and regulatory issues. If and to the extent we are incorrect in our analysis of the applicability or impact of non-U.S. tax or regulatory requirements, we could incur costs, penalties or be the subject of an enforcement or other action. We also expect that operating our business in non-U.S. markets generally will be more expensive than in the United States. Among other expenses, the effective tax rates applicable to our income allocated to some non-U.S. markets, which we are likely to earn through an entity that will pay corporate income tax, may be higher than the effective rates applicable to our income allocated to the United States, even though the effective tax rates are lower in many non-U.S. markets, because our U.S. operations are conducted through partnerships. In addition, costs related to our distribution and marketing efforts in non-U.S. markets generally have been more expensive than comparable costs in the United States. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our expansion outside the United States, our profitability could be adversely affected. Expanding our business into non-U.S. markets may also place significant demands on our existing infrastructure and employees.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we are subject to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting. In accordance with Section 404 of Sarbanes-Oxley, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we file with the SEC on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls until the later of 2015 and the date on which we are no longer an “emerging growth company”. If we are not able to implement the requirements of Section 404 in a capable manner, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on us.
We are an emerging growth company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.
For as long as we remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are no longer an “emerging growth company”.
The JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period is irrevocable.
We anticipate that we will remain an “emerging growth company” until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (iv) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
The cost of insuring our business may increase.
We believe our insurance costs are reasonable but they could fluctuate significantly from year to year and rate increases in the future are possible. Our insurance costs may increase to the extent we purchase additional insurance to reflect any changes in the size of our business or the nature of our operations. In addition, there have been historical periods in which directors’ and officers’ liability insurance and errors and omissions insurance have been available only with limited coverage amounts, less favorable coverage terms or at prohibitive cost, and those conditions could recur. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability and, to the extent Artisan Funds or Artisan Global Funds purchases separate director and officer and/or errors and omissions liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles would reduce our net income.
A change of control could result in termination of our investment advisory agreements with SEC-registered mutual funds and could trigger consent requirements in our other investment advisory agreements.
Under the U.S. Investment Company Act of 1940, as amended, or the 1940 Act, each of the investment advisory agreements between SEC-registered mutual funds and our subsidiary, Artisan Partners Limited Partnership, will terminate automatically in the event of its assignment, as defined in the 1940 Act. Upon the occurrence of such an assignment, our subsidiary could continue to act as adviser to any such fund only if that fund’s board and shareholders approved a new investment advisory agreement, except in the case of certain of the funds that we sub-advise for which only board approval would be necessary. In addition, as required by the U.S. Investment Advisers Act of 1940, as amended, or the Advisers Act, each of the investment advisory agreements for the separate accounts we manage provides that it may not be assigned, as defined in the Advisers Act, without the consent of the client. An assignment occurs under the 1940 Act and the Advisers Act if, among other things, Artisan Partners Limited Partnership undergoes a change of control as recognized under the 1940 Act and the Advisers Act. If such an assignment were to occur, we cannot be certain that we will be able to obtain the necessary approvals from the boards and shareholders of the mutual funds we advise or the necessary consents from our separate account clients.
Risks Related to our Industry
We are subject to extensive regulation.
We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor under ERISA, and by the Financial Industry Regulatory Authority, Inc. The U.S. mutual funds we manage are registered with and regulated by the SEC as investment companies under the 1940 Act. We are also subject to regulation in the United Kingdom by the Financial Conduct Authority. The U.K. Financial Conduct Authority imposes a comprehensive system of regulation that is primarily principles-based (compared to the primarily rules-based U.S. regulatory system) and with which we currently have only limited experience. The Advisers Act imposes numerous obligations on investment advisers including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies, which must be adhered to by their investment advisers. We are also expanding our distribution effort into non-U.S. markets, including the United Kingdom, other member countries of the European Union, Australia and certain Asian countries, among others. The Central Bank of Ireland imposes requirements on UCITS funds subject to regulation by it, as do the regulators in certain other markets in which shares of Artisan Global Funds are offered for sale, and with which we are required to comply with respect to Artisan Global Funds. In the future, we may further expand our business outside of the United States in such a way or to such an extent that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non-U.S. laws and regulations that do not currently apply to us and with respect to which we do not have compliance experience. Our lack of experience in complying with any such non-U.S. laws and regulations may increase our risk of becoming party to litigation and subject to regulatory actions.
The regulation of over-the-counter derivatives is changing, including under the Dodd-Frank Act in the United States and the European Market Infrastructure Regulation in Europe. These regulations relate primarily to central clearing counterparties, trade reporting and repositories and risk mitigation techniques, and there are still uncertainties as to the requirements applicable under these regulations, the types of instruments impacted and how they could impact our clients. The regulations could increase our compliance costs and the potential for trading or operational errors.
In addition, the U.S. mutual funds that we advise and our broker-dealer subsidiary are each subject to the USA PATRIOT Act of 2001, which requires them to know certain information about their clients and to monitor their transactions for suspicious financial activities, including money laundering. The U.S. Office of Foreign Assets Control has issued regulations requiring that we refrain from doing business, or allowing our clients to do business through us, in certain countries or with certain organizations or individuals on a list maintained by the U.S. government. The United Kingdom has issued similar regulations requiring that we refrain from doing business with countries subject to financial sanctions or with certain entities or individuals on the consolidated list published by HM Treasury. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of Artisan Partners Limited Partnership and Artisan Partners UK LLP as registered investment advisers or deauthorization of Artisan Partners UK LLP by the U.K. Financial Conduct Authority.
Accordingly, we face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. See “Regulatory Environment and Compliance”.
In addition to the extensive regulation to which we are subject in the United States, the United Kingdom and Ireland, we are also subject to regulation by the Australian Securities and Investments Commission, where we operate pursuant to an order of exemption, and by Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. Our business is also subject to the rules and regulations of the countries in which we conduct investment management activities. Failure to comply with applicable laws and regulations in the foreign countries where we invest and/or where our clients or prospective clients reside could result in fines, suspensions of personnel or other sanctions. See “Regulatory Environment and Compliance”.

The regulatory environment in which we operate is subject to continual change, and regulatory developments designed to increase oversight may adversely affect our business.
The legislative and regulatory environment in which we operate has undergone significant changes in the recent past. We believe that significant regulatory changes in our industry are likely to continue on a scale that exceeds the historical pace of regulatory change, which is likely to subject industry participants to additional, more costly and generally more punitive regulation. The requirements imposed by our regulators (including both U.S. and non-U.S. regulators) are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities and/or increase our costs, including through customer protection and market conduct requirements. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes. There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries already have resulted in increased scrutiny of the industry and new rules and regulations for mutual funds and investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. See “Regulatory Environment and Compliance”.
In addition, as a result of the recent economic downturn, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by courts. It is impossible to determine the extent of the impact of any new U.S. or non-U.S. laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
The investment management industry is intensely competitive.
The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•	a number of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do;

•	potential competitors have a relatively low cost of entering the investment management industry;

•	the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of a number of our competitors;

•
some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that a publicly-traded asset manager may focus on the manager’s own growth to the detriment of investment performance for clients;

•	some competitors may invest according to different investment styles or in alternative asset classes that may be perceived as more attractive than the investment strategies we offer;

•	other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals; and

•	some competitors charge lower fees for their investment management services than we do.
If we are unable to compete effectively, our earnings would be reduced and our business could be materially adversely affected.
The investment management industry faces substantial litigation risks which could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.
We depend to a large extent on our network of relationships and on our reputation in order to attract and retain client assets. If a client is not satisfied with our services, its dissatisfaction may be more damaging to our business than client dissatisfaction would be to other types of businesses. We make investment decisions on behalf of our clients that could result in substantial losses to them. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment and/or fraud. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation whether or not we engaged in conduct as a result of which we might be subject to legal liability. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.

Risks Related to Our Structure
Control by AIC and our employees to whom we have granted equity (including our employee-partners) of approximately 79% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
Our employees to whom we have granted equity (including our employee-partners) hold approximately 73% of the combined voting power of our capital stock and AIC holds approximately 6% of the combined voting power of our capital stock. AIC and each of our employees to whom we have granted equity have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employee-partners or other employees, including shares of common stock issued under our Omnibus Incentive Compensation Plan, will be subject to the stockholders agreement so long as the agreement has not been terminated.
For so long as the shares subject to the stockholders agreement represent at least a majority of the combined voting power of our capital stock, the stockholders committee is able to elect all of the members of our board of directors (subject to the obligation of the stockholders committee under the terms of the stockholders agreement to vote in support of certain nominees) and will thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, subject to the class approval rights of each class of our outstanding capital stock and each class of Artisan Partners Holdings limited partnership units, the stockholders committee is able to determine the outcome of all matters requiring approval of stockholders, and is able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The stockholders committee has the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could affect the market price of our Class A common stock. Because each share of our Class B common stock initially entitles its holder to five votes, there may be situations where the stockholders committee controls our management and affairs even if the shares subject to the stockholders agreement represent less than a majority of the number of outstanding shares of our capital stock. If and when the holders of our Class B common stock collectively hold less than 20% of the aggregate number of outstanding shares of our common stock and our convertible preferred stock, shares of Class B common stock will entitle the holder to only one vote per share.
A designee of AIC, who currently is Mr. Ziegler, has the sole right, in consultation with the other member or members of the stockholders committee as required pursuant to the stockholders agreement, to determine how to vote all shares subject to the stockholders agreement until the earliest to occur of: (i) Mr. Ziegler’s death or disability, (ii) the voluntary termination of Mr. Ziegler’s employment with us, including by reason of the scheduled expiration of his employment on March 12, 2014, and (iii) 180 days after the effective date of Mr. Ziegler’s involuntary termination of employment with us. We expect that Mr. Ziegler’s employment with us will be terminated, and he will no longer be a member of the stockholders committee, on March 12, 2014. At that time, we expect the committee to consist of Mr. Colson, Charles J. Daley, Jr. (our Chief Financial Officer) and Gregory K. Ramirez (our Senior Vice President), and all shares subject to the stockholders agreement will be voted in accordance with the majority decision of those three members. AIC may withdraw its shares of common stock from the stockholders agreement when Mr. Ziegler is no longer a member of the stockholders committee. Upon AIC’s withdrawal of its shares from the stockholders agreement, AIC will have sole voting control over such shares. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
Even upon AIC’s withdrawal from the stockholders agreement, the stockholders committee will still have the ability to determine the outcome of any matter requiring the approval of a simple majority of our outstanding voting stock and prevent the approval of any matter requiring the approval of 66 2/3% of our outstanding voting stock.
Our employee-partners (through their ownership of Class B common units), AIC (through its ownership of Class D common units) and the holders of Class A common units have the right, each voting as a single and separate class, to approve or disapprove certain transactions and matters, including material corporate transactions, such as a merger, consolidation, dissolution or sale of greater than 25% of the fair market value of Artisan Partners Holdings’ assets. These voting and class approval rights may enable our employee-partners, AIC or the holders of Class A common units to prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.
In addition, because our pre-IPO owners hold all or a portion of their ownership interests in our business through Artisan Partners Holdings, rather than through Artisan Partners Asset Management, these pre-IPO owners may have conflicting interests with holders of our Class A common stock. For example, our pre-IPO owners may have different tax positions from us which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements, and whether and when Artisan Partners Asset Management should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our structure and applicable provisions of Delaware law.
We intend to continue to pay dividends to holders of our Class A common stock as described in “Dividend Policy”. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Artisan Partners Holdings, which is a Delaware limited partnership, to make distributions to its partners, including us, in an amount sufficient for us to pay dividends. However, its ability to make such distributions will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its partners, its compliance with covenants and financial ratios related to existing or future indebtedness, including under our notes and our revolving credit agreement, its other agreements with third parties, as well as its obligation to make tax distributions under its partnership agreement (which distributions would reduce the cash available for distributions by Artisan Partners Holdings to us). Our ability to pay cash dividends to our Class A stockholders with the distributions received by us as general partner of Artisan Partners Holdings will be subject to the prior right of holders of our convertible preferred stock to receive distributions attributable to the distributions (net of taxes) made on the preferred units of Artisan Partners Holdings that we hold and, as a Delaware corporation, the applicable provisions of Delaware law. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.
Our ability to pay taxes and expenses, including payments under the tax receivable agreements, may be limited by our holding company structure.
As a holding company, our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash and we have no independent means of generating revenue. Artisan Partners Holdings is a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its partnership units, including us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Artisan Partners Holdings and also incur expenses related to our operations. Under the terms of its amended and restated limited partnership agreement, Artisan Partners Holdings is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreements, which we expect will be significant. We intend to cause Artisan Partners Holdings to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the tax receivable agreements. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments when due under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid.
We will be required to pay holders of our convertible preferred stock and holders of limited partnership units of Artisan Partners Holdings for certain tax benefits we claim, and we expect that the payments we will be required to make will be substantial.
The H&F Corp Merger and our purchase of Class A common units in connection with our IPO and our purchase of preferred units in connection with the November 2013 Offering resulted in favorable tax attributes for us. In addition, future exchanges of limited partnership units of Artisan Partners Holdings and future purchases or redemptions of limited partnership units are expected to produce additional favorable tax attributes for us. When we acquire partnership units from existing partners, both the existing basis and the anticipated basis adjustments are likely to increase (for tax purposes) depreciation and amortization deductions allocable to us from Artisan Partners Holdings and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets.
We are party to two tax receivable agreements. The first tax receivable agreement, with the holders of convertible preferred stock issued as consideration for the H&F Corp Merger, generally provides for the payment by us to such stockholders of 85% of the amount of cash savings, if any, in U.S. federal and state income tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) existing tax basis in Artisan Partners Holdings’ assets with respect to the preferred units acquired by us in the merger that arose from certain prior distributions by Artisan Partners Holdings and prior purchases of partnership interests by H&F Corp, (ii) any net operating losses available to us as a result of the H&F Corp Merger, and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement.

The second tax receivable agreement, with each of the holders of common and preferred units, generally provides for the payment by us to each of them of 85% of the amount of the cash savings, if any, in U.S. federal and state income tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) any step-up in tax basis in Artisan Partners Holdings’ assets resulting from (a) the purchase or redemption of limited partnership units or the exchange of limited partnership units (along with the corresponding shares of our Class B or Class C common stock) for shares of our Class A common stock or convertible preferred stock and (b) payments under this tax receivable agreement, (ii) certain prior distributions by Artisan Partners Holdings and prior transfers or exchanges of partnership interests which resulted in tax basis adjustments to the assets of Artisan Partners Holdings and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement.
The payment obligation under the tax receivable agreements is an obligation of Artisan Partners Asset Management, not Artisan Partners Holdings, and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the H&F Corp Merger, (ii) our purchase of common units from certain of our investors in connection with our IPO, (iii) our purchase of preferred units from certain of our investors in connection with the November 2013 Offering, and (iv) future purchases, redemptions or exchanges of limited partnership units as described above would aggregate to approximately $2.0 billion over 15 years, assuming the future purchases, redemptions or exchanges described in clause (iv) occurred when the market value of our Class A Common stock was $65.19, the closing price of our Class A common stock on December 31, 2013. Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $1.7 billion, over the 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase, redemption or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2013, we recorded a $160.7 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expected to realize from the H&F Corp Merger, our purchase of Class A common units in connection with our IPO and our purchased of preferred units in connection with the November 2013 Offering, assuming no material changes in the related tax law and that we earn sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. The liability will increase upon future purchases, redemptions or exchanges of units of Artisan Partners Holdings with the increase representing amounts payable under the tax receivable agreements equal to 85% of the estimated future tax benefits, if any, resulting from the purchases, redemptions or exchanges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Results of Operations—Tax Impact of IPO Reorganization”. Payments under the tax receivable agreements are not conditioned on the counterparties’ continued ownership of us.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of purchases, redemptions or exchanges of limited partnership units, the price of our Class A common stock or the value of our convertible preferred stock, as the case may be, at the time of the purchase, redemption or exchange, the extent to which such transactions are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the tax receivable agreements constituting imputed interest or depreciable or amortizable basis. Payments under the tax receivable agreements are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the tax receivable agreement and the circumstances. Any such benefits are covered by the tax receivable agreements and will increase the amounts due thereunder. In addition, the tax receivable agreements provide for interest, at a rate equal to one-year LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the payment due date specified by the tax receivable agreements. In addition, to the extent that we are unable to make payments when due under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid.
Payments under the tax receivable agreements will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase or other tax attributes subject to the tax receivable agreements, we will not be reimbursed for any payments previously made under the tax receivable agreements if such basis increases or other benefits are subsequently disallowed. As a result, in certain circumstances, payments could be made under the tax receivable agreements in excess of the benefits that we actually realize in respect of the attributes to which the tax receivable agreements relate.

In certain cases, payments under the tax receivable agreements to our pre-IPO owners may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.
The tax receivable agreements provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within six months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreements. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. (The change of control that we expect to occur for purposes of the 1940 Act and the Advisers Act in March 2014 resulting from the resignation from the stockholders committee of the AIC designee will not constitute a change of control as defined under the tax receivable agreements.) In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements. If we were to elect to terminate the tax receivable agreements, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points, we estimate that we would be required to pay $1.5 billion in the aggregate under the tax receivable agreements.
In the case of dissolution of Artisan Partners Holdings or a partial capital event, the rights of the holders of our Class A common stock to distributions will be subject to the H&F preference.
The holders of preferred units of Artisan Partners Holdings are entitled to preferential distributions (in proportion to their respective number of units) in the case of a partial capital event or upon dissolution of Artisan Partners Holdings. In the case of any preferential distributions on the preferred units, the company will be obligated to pay the holder of each share of convertible preferred stock a preferential distribution equal to the distribution made on a preferred unit, net of taxes, if any, payable by the company on (without duplication) (i) allocations of taxable income related to such distributions and (ii) the distributions themselves, in each case in respect of the preferred units held by us (using an assumed tax rate based on the maximum combined corporate federal, state and local income tax rate applicable to us). We refer in this document to those preference rights as the H&F preference.
Net proceeds from a partial capital event will be distributed 60% to the holders of the preferred units and 40% to the holders of all other partnership units (including the GP units held by us that correspond to shares of our Class A common stock) until the amount distributed on each preferred unit in respect of all partial capital events equals $34.49, which we refer in this document to as the per unit preference amount. A “partial capital event” means any sale, transfer, conveyance or disposition of assets of Artisan Partners Holdings for cash or other liquid consideration (other than in a transaction (i) in the ordinary course of business, (ii) that involves assets with a fair market value of less than or equal to 1% of the consolidated assets of Artisan Partners Holdings or (iii) that is part of or would result in a dissolution of Artisan Partners Holdings), or the incurrence of indebtedness by Artisan Partners Holdings or its subsidiaries, the principal purpose of which is to distribute the proceeds to the partners or equity holders thereof. A “partial capital event” does not include any payment from proceeds of the November 2013 Offering or the incurrence of any indebtedness that is refinancing indebtedness of Artisan Partners Holdings outstanding on or prior to March 12, 2013.
In the case of dissolution of Artisan Partners Holdings, the assets of Artisan Partners Holdings would be distributed (after satisfaction of its debts and liabilities and distribution of any accrued and undistributed profits) to the holders of preferred units, including us, until the amount distributed on each preferred unit, taking into account any preferential distributions previously made in connection with a partial capital event, equals the per unit preference amount.

The H&F preference will terminate if the average of the daily VWAP of our Class A common stock over any period of 60 consecutive trading days, beginning no earlier than June 12, 2014, is at least $43.11 divided by the then-applicable conversion rate.
The H&F preference may give rise to conflicts of interests for one of our directors.
The holders (other than us) of a majority of the preferred units and our convertible preferred stock are entitled to designate one director nominee as long as they directly or indirectly own shares of our capital stock constituting at least 5% of the number of shares of our common stock and our convertible preferred stock outstanding. Given the economic benefits of the H&F preference, there may be circumstances in which the interests of the holders of the preferred units and our convertible preferred stock, and thus the interests of their director representative, who is currently Allen R. Thorpe, are in conflict with the interests of our Class A stockholders.
If we were deemed an investment company under the 1940 Act as a result of our ownership of Artisan Partners Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company”, as such term is defined in either of those sections of the 1940 Act.
As the sole general partner of Artisan Partners Holdings, we control and operate Artisan Partners Holdings. On that basis, we believe that our interest in Artisan Partners Holdings is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Artisan Partners Holdings, our interest in Artisan Partners Holdings could be deemed an “investment security” for purposes of the 1940 Act.
We and Artisan Partners Holdings intend to continue to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Risks Related to Our Class A Common Stock
The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, investors may be unable to sell shares of Class A common stock at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

•	variations in our quarterly operating results;

•	failure to meet analysts’ earnings expectations;

•	publication of research reports about us or the investment management industry, or the failure of securities analysts to cover our Class A common stock;

•	departures of any of our portfolio managers or members of our management team or additions or departures of other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	changes in market valuations of similar companies;

•	actual or anticipated poor performance in one or more of the investment strategies we offer;

•
changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws and regulations, or announcements relating to these matters;

•	adverse publicity about the investment management industry generally, or particular scandals, specifically;

•	litigation and governmental investigations;

•	the relatively low trading volume and public float of our Class A common stock;

•	sales of a large number of shares of our Class A common stock or the perception that such sales could occur; and

•	general market and economic conditions.

Future sales of our Class A common stock in the public market could lower our stock price, and any future grant or sale of equity or convertible securities may dilute existing stockholders’ ownership in us.
The market price of our Class A common stock could decline as a result of the completion of the registered public offering we have agreed to conduct on or around the first anniversary of our IPO (in March 2014), additional future sales of a large number of shares of our Class A common stock, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
We have entered into a resale and registration rights agreement with each holder of limited partnership units of Artisan Partners Holdings and each holder of our convertible preferred stock, pursuant to which the shares of our Class A common stock issued upon exchange of limited partnership units, and, if applicable, conversion of convertible preferred stock, are eligible for resale. Such shares of Class A common stock may be transferred only in accordance with the terms and conditions of the resale and registration rights agreement.
In each one-year period, the first of which will begin on and include the date of the completion of the offering we have agreed to conduct on or around the first anniversary of our IPO (in March 2014), an employee-partner is permitted to sell (i) a number of vested shares of our Class A common stock representing up to 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period (as well as the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods) or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of up to $250,000. AIC is permitted to sell a number of shares of Class A common stock representing up to 15% of its aggregate number of common units and shares of Class A common stock received upon exchange of common units in the one-year period beginning on and including the date of the completion of the offering we have agreed to conduct on or around the first anniversary of our IPO (in March 2014). There will be no limit on the number of shares of our Class A common stock AIC is permitted to sell after the later of (i) the termination of Mr. Ziegler’s employment (which is expected to occur on March 12, 2014 pursuant to his employment agreement) and (ii) (A) June 12, 2014 or (B) the expiration of the lock-up period in connection with the offering we have agreed to conduct on or around the first anniversary of our IPO (in March 2014), if that offering is completed prior to June 12, 2014. Any common units we purchase from AIC and/or an employee-partner in connection with the offering we have agreed to conduct on or around the first anniversary of our IPO (in March 2014) will be included when calculating the maximum number of shares of Class A common stock such person is permitted to sell in the first one-year period. As of the date of this report, our employee-partners owned 25.3 million Class B common units and AIC owned 9.6 million Class D common units.
Following (i) June 12, 2014 or (ii) the expiration of the lock-up period in connection with the offering we have agreed to conduct on or around the first anniversary of our IPO (in March 2014), if that offering is completed prior to June 12, 2014, the holders of preferred units and Class A common units of Artisan Partners Holdings and of our convertible preferred stock are permitted to sell any or all of their shares in any manner of sale permitted under the securities laws, subject to certain volume and timing restrictions. As of the date of this report, there were 3.6 million preferred units and 1.2 million shares of our convertible preferred stock outstanding, and the holders of Class A common units owned 11 million Class A common units.
In addition, after the same time period, certain of our investors will each have demand registration rights, subject to certain restrictions and conditions.
We have filed a registration statement registering 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. We have issued 1,616,969 restricted shares of Class A common stock to our employees and employees of our subsidiaries. In general, these shares vest pro rata over the five years from the date of issuance and may be sold upon vesting. We may increase the number of shares registered for this purpose from time to time. Once we register these shares and they have been issued and have vested, they will be able to be sold in the public market.
We may also purchase limited partnerships units of Holdings or shares of our convertible preferred stock at any time and may issue and sell additional shares of our Class A common stock to fund such purchases. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.

The disparity in the voting rights among the classes of our capital stock may have a potential adverse effect on the price of our Class A common stock.
Each share of our Class A common stock, Class C common stock and convertible preferred stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to five votes on all matters to be voted on by stockholders generally for so long as the holders of our Class B common stock collectively hold at least 20% of the number of outstanding shares of our common stock and our convertible preferred stock. The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have value.
Anti-takeover provisions in our restated certificate of incorporation and amended and restated bylaws and in the Delaware General Corporation Law could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our Class A common stock.
Provisions in our restated certificate of incorporation, amended and restated bylaws and in the Delaware General Corporation Law, or the DGCL, may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. Those provisions include:

•	the disparity in the voting rights among the classes of our capital stock;

•	the right of the various classes of our capital stock to vote, as separate classes, on certain amendments to our restated certificate of incorporation and certain fundamental transactions;

•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, which could be used to thwart a takeover attempt;

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us;

•	a limitation that, generally, stockholder action may only be taken at an annual or special meeting or by unanimous written consent;

•
a requirement that a special meeting of stockholders may be called only by our board of directors, our Executive Chairman or our Chief Executive Officer, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
the ability of our board of directors to adopt, amend and repeal our amended and restated bylaws by majority vote, while such action by stockholders would require a super majority vote, which makes it more difficult for stockholders to change certain provisions described above.

The market price of our Class A common stock could be adversely affected to the extent that the provisions of our restated certificate of incorporation and amended and restated bylaws discourage potential takeover attempts that our stockholders may favor.
Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Alternatively, if a court were to find this provision of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our indemnification obligations may pose substantial risks to our financial condition.
Pursuant to our restated certificate of incorporation, we will indemnify our directors and officers to the fullest extent permitted by Delaware law against all liability and expense incurred by them in their capacities as directors or officers of us. We also are obligated to pay their expenses in connection with the defense of claims. Our bylaws provide for similar indemnification of, and advancement of expenses to, our directors, officers, employees and agents and members of our stockholders committee. We have also entered into indemnification agreements with each of our directors and executive officers and each member of our stockholders committee, pursuant to which we will indemnify them to the fullest extent permitted by Delaware law in connection with their service in such capacities. Artisan Partners Holdings will indemnify and advance expenses to AIC, as its former general partner, the former members of its pre-IPO Advisory Committee, the members of our stockholders committee, our directors and officers and its officers and employees against any liability and expenses incurred by them and arising as a result of the capacities in which they serve or served Artisan Partners Holdings. We have obtained liability insurance insuring our directors, officers and members of our stockholders committee against liability for acts or omissions in their capacities as directors, officers or committee members subject to certain exclusions. These indemnification obligations may pose substantial risks to our financial condition, as we may not be able to maintain our insurance or, even if we are able to maintain our insurance, claims in excess of our insurance coverage could be material. In addition, these indemnification obligations and other provisions of our restated certificate of incorporation, and the amended and restated partnership agreement of Artisan Partners Holdings, may have the effect of reducing the likelihood of derivative litigation against indemnified persons, and may discourage or deter stockholders or management from bringing a lawsuit against such persons, even though such an action, if successful, might otherwise have benefited us and our stockholders.
Our restated certificate of incorporation provides that certain of our investors do not have an obligation to offer us business opportunities.
Our restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, certain of our investors and their respective affiliates (including affiliates who serve on our board of directors) have no obligation to offer us an opportunity to participate in the business opportunities presented to them, even if the opportunity is one that we might reasonably have pursued (and therefore they may be free to compete with us in the same business or similar business). Furthermore, we renounce and waive and agree not to assert any claim for breach of any fiduciary or other duty relating to any such opportunity against those investors and their affiliates by reason of any such activities unless, in the case of any person who is our director or officer, such opportunity is expressly offered to such director or officer in writing solely in his or her capacity as an officer or director of us. This may create actual and potential conflicts of interest between us and certain of our investors and their affiliates (including certain of our directors).

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business or our industry, our stock price and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, or about the investment management industry generally. If one or more of the analysts who cover us downgrades our stock or publishes unfavorable research about our business or about the investment management industry, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We operate our business from offices in Milwaukee, Wisconsin; San Francisco, California; Atlanta, Georgia; New York, New York; Wilmington, Delaware; Leawood, Kansas; London and Singapore. Most of our business operations are based in Milwaukee. Our Chief Executive Officer and Chief Financial Officer, along with other employees, are based in San Francisco. We lease office space in each location and believe our existing and contracted-for facilities are adequate to meet our requirements.
Item 3. Legal Proceedings
In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on our consolidated financial position or results of operations.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. The following table sets forth, for the periods indicated, the high and low intra-day sale prices in dollars on the NYSE for our Class A common stock and the dividends per share of Class A common stock we declared during the periods indicated.

	High	Low	Dividends Declared
March 7, 2013 through March 31, 2013	$41.54	$34.85	$—
For the quarter ended June 30, 2013	$55.61	$36.57	$—
For the quarter ended September 30, 2013	$55.10	$46.02	$0.43
For the quarter ending December 31, 2013	$66.01	$50.89	$0.43
There is no trading market for shares of our Class B common stock, Class C common stock or convertible preferred stock.
On December 31, 2013, the last reported sale price for our Class A common stock on the NYSE was $65.19 per share. As of February 24, 2014, there were approximately 66 stockholders of record of our Class A common stock, 48 stockholders of record of our Class B common stock, 42 stockholders of record of our Class C common stock and 1 stockholder of record of our convertible preferred stock. These figures do not reflect the beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units.
Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from the date the shares began trading on the NYSE on March 7, 2013 to December 31, 2013, with the cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices on March 7, 2013 and the reinvestment of all dividends.

	3/7/2013	12/31/2013
Artisan Partners Asset Management, Inc.	$100.00	$188.06
S&P 500 Index	$100.00	$119.91
Dow Jones U.S. Asset Managers Index	$100.00	$124.57

Dividend Policy
Our dividend policy targets the distribution of the majority of annual adjusted earnings through a quarterly dividend and, subject to firm profitability and business conditions, a special annual dividend. We intend to fund dividends from our portion of distributions made by Artisan Partners Holdings from its available cash generated from operations. The holders of our Class B common stock and Class C common stock are not entitled to any cash dividends in their capacity as stockholders, but, in their capacity as holders of limited partnership units of Artisan Partners Holdings, they generally participate on a pro rata basis in distributions by Artisan Partners Holdings.
The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account: (i) the financial results of Artisan Partners Holdings, (ii) our available cash, as well as anticipated cash requirements (including debt servicing), (iii) our capital requirements and the capital requirements of our subsidiaries (including Artisan Partners Holdings), (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our subsidiaries (including Artisan Partners Holdings) to us, including the obligation of Artisan Partners Holdings to make tax distributions to the holders of partnership units (including us), (v) general economic and business conditions and (vi) any other factors that our board of directors may deem relevant.
As a holding company, our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. Accordingly, we depend on distributions from Artisan Partners Holdings to fund any dividends we may pay. We intend to cause Artisan Partners Holdings to distribute cash to its partners, including us, in an amount sufficient to cover dividends, if any, declared by us. If we do cause Artisan Partners Holdings to make such distributions, holders of Artisan Partners Holdings limited partnership units will be entitled to receive equivalent distributions on a pro rata basis.
Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, Artisan Partners Holdings is unable to make distributions to us as a result of its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution), its compliance with covenants and financial ratios related to indebtedness (including the notes and the revolving credit agreement) and its other agreements with third parties. Our note purchase and revolving credit agreements contain covenants limiting Artisan Partners Holdings’ ability to make distributions if a default has occurred and is continuing or would result from such a distribution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.
The terms of our convertible preferred stock prevent us from declaring or paying any dividend on our Class A common stock until we have paid to the convertible preferred stockholders an amount per share equal to the proceeds per preferred unit of any distributions we receive on the preferred units held by us plus the cumulative amount of any prior distributions made on the preferred units held by us which have not been paid to the convertible preferred stockholders, net of taxes, if any, payable by us on (without duplication) (i) allocations of taxable income related to such distributions and (ii) the distributions themselves, in each case in respect of the preferred units held by us. We intend to pay dividends on our convertible preferred stock promptly upon receipt of any distributions made on the preferred units of Artisan Partners Holdings that we hold in amounts sufficient to permit the declaration and payment of dividends on our Class A common stock.
Under the Delaware General Corporation Law, we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is defined as the excess of the fair value of our total assets over the sum of the fair value of our total liabilities plus the par value of our outstanding capital stock. Capital stock is defined as the aggregate of the par value of all issued capital stock. To the extent we do not have sufficient cash to pay dividends, we may decide not to pay dividends.
Artisan Partners Holdings’ Historical Distributions

Artisan Partners Holdings distributed all of the retained profits of the partnership available for distribution as of the date of the closing of our IPO to its pre-IPO partners. Approximately $40.0 million of the distribution was made immediately prior to our IPO, and the other approximately $65.3 million of the distribution was made following the closing of our IPO with a portion of the IPO net proceeds. During the second, third and fourth quarters of 2013, Artisan Partners Holdings distributed $20.4 million, $39.4 million and $65.4 million, respectively, for income taxes as required under its partnership agreement to holders of its partnership units, including us. On July 17, 2013, October 22, 2013 and February 3, 2014, we, acting as the general partner of Artisan Partners Holdings, declared distributions of $19.1 million, $21.4 million and $131.6 million payable by Artisan Partners Holdings and those distributions were paid on August 22, 2013, November 22, 2013 and February 25, 2014, respectively, to holders of its partnership units, including us.

Unregistered Sales of Equity Securities
As described in Note 10, “Stockholders' Equity”, to the Consolidated Financial Statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner’s shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the quarter ended December 31, 2013, 357,260 shares of Class B common stock were canceled, and 357,260 shares of Class C common stock were issued, as a result of the termination of employment of employee-partners. The Class C common stock was issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933 provided for by Section 4(a)(2) thereof for transactions not involving a public offering.
Securities Authorized for Issuance Under Equity Compensation Plans
We have registered 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan, which were approved by our sole stockholder prior to the IPO Reorganization. As of December 31, 2013, 13,408,173 shares of Class A common stock were reserved and available for issuance under our equity compensation plans.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data of Artisan Partners Asset Management as of the dates and for the periods indicated. The selected consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated statements of financial condition data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this document. The selected consolidated statements of operations data for the year ended December 31, 2010 and 2009 and the consolidated statement of financial condition as of December 31, 2011, 2010 and 2009 have been derived from consolidated financial statements not included elsewhere in this document. The historical consolidated financial statements are the combined results of Artisan Partners Asset Management and Artisan Partners Holdings. Because Artisan Partners Asset Management and Artisan Partners Holdings were under common control at the time of the IPO Reorganization, Artisan Partners Asset Management’s acquisition of control of Artisan Partners Holdings was accounted for as a transaction among entities under common control. Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner.
We released our preliminary 2013 year-end earnings on February 3, 2014, which reported GAAP losses of $1.42 and $0.63 per basic and diluted common share for the quarter ended and year ended December 31, 2013, respectively. In finalizing our audited consolidated financial statements we have adjusted those results to losses of $3.04 and $2.04 per basic and diluted common share, respectively. See Note 13, "Earnings (Loss) Per Share" in the Notes to the Consolidated Financial Statements in Item 8 of this report for a discussion of the calculation of Earnings (loss) per basic and diluted common share. None of our other previously released financial results (such as non-GAAP adjusted net income per adjusted share or GAAP net income) for the quarter or year ended December 31, 2013 were impacted by the adjustments noted above.
You should read the following selected historical consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per-share data)
Statements of Operations Data:
Revenues
Management fees
Mutual funds	$464.3	$336.2	$305.2	$261.6	$197.2
Separate accounts	219.0	167.8	145.8	117.8	95.5
Performance fees	2.5	1.6	4.1	2.9	3.5
Total revenues	$685.8	$505.6	$455.1	$382.3	$296.2
Operating Expenses
Salaries, incentive compensation and benefits	309.2	227.3	198.6	166.6	132.9
Pre-offering related compensation-share-based awards	404.2	101.7	(21.1)	79.1	41.8
Pre-offering related compensation-other	143.0	54.1	55.7	17.6	2.5
Total compensation and benefits	856.4	383.1	233.2	263.3	177.2
Distribution and marketing	38.4	29.0	26.2	23.0	17.8
Occupancy	10.5	9.3	9.0	8.1	8.0
Communication and technology	14.4	13.2	10.6	9.9	10.1
General and administrative	27.3	23.9	21.8	12.8	10.0
Total operating expenses	947.0	458.5	300.8	317.1	223.1
Operating income (loss)	(261.2)	47.1	154.3	65.2	73.1
Non-operating income (loss)
Interest expense	(11.9)	(11.4)	(18.4)	(23.0)	(24.9)
Net gain (loss) of Launch Equity	10.7	8.8	(3.1)	—	—
Loss on debt extinguishment	—	(0.8)	—	—	—
Net gain on the valuation of contingent value rights	49.6	—	—	—	—
Net investment income	5.1	0.7	0.3	0.7	—
Other non-operating income (loss)	—	(0.8)	(1.9)	0.9	—
Total non-operating income (loss)	53.5	(3.5)	(23.1)	(21.4)	(24.9)
Income (loss) before income taxes	(207.7)	43.6	131.2	43.8	48.2
Provision for income taxes	26.4	1.0	1.2	1.3	—
Net income (loss) before noncontrolling interests	(234.1)	42.6	130.0	42.5	48.2
Less: Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings LP	(269.6)	33.8	133.1	42.5	48.2
Less: Net income (loss) attributable to noncontrolling interests-Launch Equity	10.7	8.8	(3.1)	—	—
Net income (loss) attributable to Artisan Partners Asset Management Inc.	$24.8	—	—	—	—

Per Share Data:
Earnings (loss) per basic and diluted common share	$(2.04)	—	—	—	—
Weighted average basic and diluted common shares outstanding	13.8	—	—	—	—
Dividends declared	$0.86	—	—	—	—

	As of December 31,
	2013	2012	2011	2010	2009
Statement of Financial Condition Data:	(in millions)
Cash and cash equivalents	$211.8	$141.2	$127.0	$159.0	$101.8
Total assets	581.4	287.6	224.9	209.9	145.7
Borrowings(1)	200.0	290.0	324.8	380.0	400.0
Total liabilities	449.1	603.1	508.8	589.3	545.7
Temporary equity-redeemable preferred units(2)	—	357.2	357.2	357.2	357.2
Total equity (deficit)	$132.3	$(672.7)	$(641.1)	$(736.6)	$(757.2)
(1) In August 2012, we issued $200 million in unsecured notes and entered into a $100 million five-year revolving credit agreement. We used the proceeds of the notes and $90 million drawn from the revolving credit facility to prepay all of the then-outstanding principal amount of our $400 million term loan. We used a portion of the net proceeds of our IPO to repay all of the $90 million drawn from the revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

(2) Under the terms of Artisan Partners Holdings’ limited partnership agreement in effect prior to the IPO Reorganization, the holders of the preferred units had a right to put such units to the partnership on July 3, 2016 under certain circumstances.

The following table sets forth certain of our selected operating data as of the dates and for the periods indicated:

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Unaudited Operating Data:	(in millions)
Assets under management(1)	$105,477	$74,334	$57,104	$57,459	$46,788
Net client cash flows(2)	7,178	5,813	1,960	3,410	2,556
Market appreciation (depreciation)(3)	$23,965	$11,417	$(2,315)	$7,261	$13,655
(1) Reflects the dollar value of assets we managed for our clients in our strategies as of the last day of the period.
(2) Reflects the dollar value of assets our clients placed with us for management, and withdrew from our management, during the period, excluding appreciation (depreciation) due to market performance and fluctuations in exchange rates.

(3) Represents the appreciation (depreciation) of the value of our assets under management during the period due to market performance and fluctuations in exchange rates, as well as income, such as dividends, earned on assets under management.

The following table shows the adjusted net income, adjusted operating income and adjusted operating margin for Artisan Partners Asset Management for the periods indicated.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$24.8	$—	$—	$—	$—
Adjusted net income (Non-GAAP)	$180.3	$122.4	$108.4	$90.2	$59.4
Operating income (loss) (GAAP)	$(261.2)	$47.1	$154.3	$65.2	$73.1
Adjusted operating income (Non-GAAP)	$288.9	$202.9	$188.9	$161.9	$117.4
Operating margin (GAAP)	(38.1)%	9.3%	33.9%	17.1%	24.7%
Adjusted operating margin (Non-GAAP)	42.1%	40.1%	41.5%	42.3%	39.6%
For a further discussion of our adjusted non-GAAP measures and a reconciliation from GAAP financial measures to non-GAAP measures, including adjusted net income per adjusted share and adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Non-GAAP Financial Information”.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Our operations are conducted through Artisan Partners Holdings and its subsidiaries. We derive essentially all of our revenues from investment management fees. Nearly all our fees are based on a specified percentage of clients’ average assets under our management. We operate our business in a single segment.
As of December 31, 2013, we had five autonomous investment teams overseeing 13 distinct U.S., non-U.S. and global investment strategies. Each strategy is offered through multiple investment vehicles to accommodate a broad range of client mandates.
We post updated information about our assets under management under the Financial Information section of our Investor Relations website (www.apam.com) after the conclusion of the seventh NYSE trading day of each month. That information is not incorporated by reference into this report.

2013 financial and business highlights included:

•	Reorganized our capital structure and completed our IPO along with the November 2013 Offering.

•	Launched our 13th investment strategy, the Artisan Global Small-Cap Growth strategy.

•
Recruited a new portfolio manager to start our first fixed-income strategy. Our sixth autonomous investment team, the Artisan Credit Team, will manage the Artisan High Income strategy, which we expect to launch in the first half of 2014.

•	Promoted key decision-makers on our existing investment teams and within our senior management team.

•	Expanded our distribution efforts in Europe; we ended the year with over $1 billion in UCITS assets.

•	We had positive net client cash flows in 11 of our 13 strategies and in four of five distribution channels, sourced from clients located in the U.S. and abroad.

•	As of year-end, 91%, 79% and 98% of assets under management were managed in strategies that had outperformed their benchmarks over the trailing 3- and 5-year periods and since inception, respectively.

•	As of December 31, 2013, our assets under management (“AUM”) was $105.5 billion.

•	For the year ended December 31, 2013, we generated $685.8 million in revenues on $89.5 billion in average AUM.
Factors Impacting our Results of Operations
Economic Environment
Global equity market conditions can materially affect our financial performance. Global equity markets were generally strong in 2013 and 2012, and were mixed in 2011. The following table presents the total returns of the S&P 500, MSCI All Country World and MSCI EAFE indices for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
S&P 500 total returns	32.4%	16.0%	2.1%
MSCI All World total returns	22.8%	16.1%	(7.4)%
MSCI EAFE total returns	22.8%	17.3%	(12.1)%
Organizational Restructuring
On March 12, 2013, APAM and the intermediary holding company through which APAM conducts its operations, Artisan Partners Holdings, completed a series of transactions (the “IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company.
The historical results of operations discussed below are the combined results of Artisan Partners Asset Management and Artisan Partners Holdings. Because Artisan Partners Asset Management and Artisan Partners Holdings were under common control at the time of the IPO Reorganization, Artisan Partners Asset Management’s acquisition of control of Artisan Partners Holdings was accounted for as a transaction among entities under common control. Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner. Our employees and other investors held approximately 71% of the equity interests in Holdings as of December 31, 2013. As a result, our post-IPO results reflect a significant noncontrolling interest. As of December 31, 2013, our net income represented approximately 29% of Holdings’ net income.

Changes Related to Class B Common Units of Artisan Partners Holdings
A significant portion of our historical compensation and benefits expense related to Holdings’ Class B limited partnership interests. Prior to the IPO Reorganization, Class B limited partnership interests were granted to certain employees. The Class B limited partnership interests provided both an interest in future profits of Holdings as well as an interest in the overall value of Holdings. Class B limited partnership interests generally vested ratably over a five-year period from the date of grant. Holders of Class B limited partnership interests were entitled to fully participate in profits from and after the date of grant. The distribution of profits associated with these limited partnership interests was recorded as compensation and benefits expense.
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
As part of the IPO Reorganization, the grant agreements pursuant to which the Class B interests were granted were amended to eliminate the cash redemption feature. As a result, liability award accounting no longer applies and the costs associated with distributions to our Class B partners and changes in the value of Class B liability awards are no longer recognized as compensation expense. However, we will continue to record compensation expense for the fair value of the Class B common units that were unvested at the time of the IPO Reorganization over their remaining vesting period. The total value of unrecognized compensation expense for the unvested Class B common units as of December 31, 2013 was $151.9 million. Also as a result of the IPO Reorganization, we recognized a non-recurring compensation expense based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO Reorganization and the value based on the offering price per share of Class A common stock ($30.00 per share). The amount of this non-recurring charge was $287.3 million. We also recognized a $56.8 million compensation expense relating to a cash incentive compensation payment we made to certain of our portfolio managers in connection with the IPO and $20.5 million of compensation expense associated with the reallocation of profits after the IPO which otherwise would have been allocable and distributable to Holdings’ pre-IPO non-employee partners but were instead allocated to certain of Artisan Partners Holdings’ employee-partners.
Issuance of Contingent Value Rights ("CVRs")
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. In connection with the November 2013 Offering, all of the CVRs were terminated with no amounts paid or payable thereunder. Immediately prior to the termination, the CVRs had a fair value of $5.9 million and gains of $49.6 million were recorded in other non-operating gains (losses) to reflect a decrease in the fair value of the CVR liability from issuance to the termination date.
Tax Impact of IPO Reorganization
Historically, our business was not subject to U.S. federal and certain state income taxes. APAM, which became the general partner of Holdings as part of the IPO Reorganization, is subject to U.S. federal and state income taxation on its allocable portion of the income of Holdings.
In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). Under the first TRA, APAM generally is required to pay to the holders of convertible preferred stock issued as consideration for the H&F Corp Merger (or Class A common stock issued upon conversion of that convertible preferred stock) 85% of the applicable cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstance) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest. Under the second TRA, APAM generally is required to pay to the holders of limited partnership units of Holdings (or Class A common stock or convertible preferred stock issued upon exchange of limited partnership units) 85% of the amount of cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their units sold to APAM or exchanged (for shares of Class A common stock or convertible preferred stock) and that are created as a result of the sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
As of December 31, 2013, a deferred tax asset of $183.9 million and amounts payable under the TRAs of $160.7 million have been recorded in the Consolidated Statements of Financial Condition as a result of the above items and other tax impacts of the IPO Reorganization.

Initial Public Offering
Net of underwriting discounts and fees and expenses, APAM received $353.4 million of proceeds from the IPO. In connection with the IPO, we used cash on hand to make cash incentive payments aggregating $56.8 million to certain of our portfolio managers. We used a portion of the IPO proceeds, combined with remaining cash on hand, for the following:
•to pay distributions of retained profits in the aggregate amount of $105.3 million to the pre-IPO partners of Holdings;
•to repay $90.0 million outstanding under our revolving credit agreement; and

•	to purchase for $76.3 million an aggregate of 2,720,823 Class A common units from certain Class A limited partners of Holdings.
November 2013 Offering
On November 6, 2013, APAM completed a registered public offering of 5,520,000 shares of Class A common stock (the “November 2013 Offering”) and utilized all of the $296.8 million net proceeds to purchase 4,152,665 preferred units of Artisan Partners Holdings, our direct subsidiary, and 1,367,335 shares of our convertible preferred stock. The offering and subsequent purchase of shares and units had the following impact on our consolidated financial statements:

•	The CVRs were terminated in connection with the offering and as a result the $5.9 million fair value liability of the CVRs was eliminated.

•	APAM received 5,520,000 GP units of Holdings, which increased APAM’s ownership interest in Holdings from 24% to 29%.

•
Our purchase of Holdings’ preferred units with a portion of the net proceeds resulted in an increase to deferred tax assets of approximately $123.9 million and an increase in amounts payable under tax receivable agreements of approximately $105.3 million.

•
The purchase price of the convertible preferred stock exceeded its carrying value on APAM’s consolidated balance sheet by $32.2 million, which is considered a deemed dividend and is subtracted from net income to calculate income available to common stockholders in the calculation of earnings per share. The purchase of subsidiary preferred equity resulted in a similar deemed dividend, which reduced net income available to common stockholders by $19.5 million in the calculation of earnings per share.

Costs of Being a Public Company and Expected Change of Control
Following the IPO, we have incurred, and expect to continue to incur, additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors’ and officers’ liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. In addition, we expect to incur between $3.0 and $3.5 million of total expenses to obtain the necessary approvals from the boards and shareholders of the mutual funds we advise and sub-advise and the necessary consents from our separate account clients in connection with the change of control (for purposes of the Investment Company Act and Investment Advisers Act) that we expect to occur no later than March 12, 2014. As of December 31, 2013, we had incurred $2.9 million of these expenses, which are recorded in general and administrative expenses and reduce our net income. Further, we may incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock.

Key Performance Indicators
When we review our performance we consider the following:

	For the Year Ended December 31,
	2013	2012	2011
	(unaudited; in millions)
Assets under management at period end	$105,477	$74,334	$57,104
Average assets under management(1)	$89,545	$66,174	$59,436
Net client cash flows	$7,178	$5,813	$1,960
Total revenues	$686	$506	$455
Weighted average fee(2)	77 bps	76 bps	77 bps
Adjusted operating margin(3)	42.1%	40.1%	41.5%
(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) We compute our weighted average fee by dividing annualized investment management fees by average assets under management for the applicable period.
(3) Adjusted measures are non-GAAP measures and are explained and reconciled to the comparable GAAP measures in “-Supplemental Non-GAAP Financial Information” below.
The weighted average fee represents annualized investment management fees as a percentage of average assets under management for the applicable period, i.e., the amount of investment management fees we earn for each dollar of assets we manage. Our weighted average fee for the periods shown has remained relatively consistent. We have historically been disciplined about maintaining our rates of fees. Over time, industry-wide fee pressure could cause us to reduce our fees.
Financial Overview
Assets Under Management and Investment Performance
Changes to our operating results from one period to another are primarily caused by changes in the value of our assets under management. Changes in the relative composition of our assets under management among our investment strategies and products and the effective fee rates on our products could also impact our operating results, and in some periods the impact could be material. However, for the years ended December 31, 2013, 2012, and 2011, our operating results were primarily impacted by changes in the value of our assets under management. As of December 31, 2013 and 2012, 11% of our AUM was sourced from clients located outside of the United States, an increase from 9% as of December 31, 2011.
Our assets under management increase or decrease with the net inflows or outflows of client assets into our various investment strategies and with the investment performance of these strategies.
The table below sets forth changes in our total AUM:

	For the Year Ended December 31,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Beginning assets under management	$74,334	$57,104	$17,230	30.2%
Gross client cash inflows	22,290	18,009	4,281	23.8%
Gross client cash outflows	(15,112)	(12,196)	(2,916)	(23.9)%
Net client cash flows	7,178	5,813	1,365	23.5%
Market appreciation (depreciation)	23,965	11,417	12,548	109.9%
Ending assets under management	$105,477	$74,334	$31,143	41.9%
Average assets under management	$89,545	$66,174	$23,371	35.3%

	For the Years Ended December 31,		Period-to-Period
	2012	2011	$	%
	(unaudited; in millions)
Beginning assets under management	$57,104	$57,459	$(355)	(0.6)%
Gross client cash inflows	18,009	14,011	$3,998	28.5%
Gross client cash outflows	(12,196)	(12,051)	$(145)	(1.2)%
Net client cash flows	5,813	1,960	$3,853	196.6%
Market appreciation (depreciation)	11,417	(2,315)	$13,732	593.2%
Ending assets under management	$74,334	$57,104	$17,230	30.2%
Average assets under management	$66,174	$59,436	$6,738	11.3%

For the year ended December 31, 2013, 11 of our 13 investment strategies experienced net client cash inflows, resulting in total net client cash inflows of $7.2 billion for the period. Strategies managed by our Global Value team gathered $4.0 billion of net inflows comprised of $2.8 billion into the Global Value strategy and $1.2 billion into the Non-U.S. Value strategy. During the year ended December 31, 2013, our Emerging Markets strategy and U.S. Small-Cap Value strategy experienced net client cash outflows. For the year ended December 31, 2013, Artisan Funds and Artisan Global Funds had $7.1 billion of net inflows primarily sourced through our broker-dealer and financial advisor channels. Separate accounts had net client cash inflows of $48.6 million. Historically, we have observed that client activity tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters.
We monitor the availability of attractive investment opportunities relative to the amount of assets we manage in each of our investment strategies. When appropriate, we will close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our aggregate AUM may be negatively impacted in the short term. We may also re-open a strategy, widely or selectively, to fill available capacity or manage the diversification of our client base in that strategy. We believe that management of our investment capacity protects our ability to manage assets successfully, which protects the interests of our clients and, in the long term, protects our ability to retain client assets and maintain our profit margins. As of the date of this filing, our Non-U.S. Small-Cap Growth, Non-U.S. Value, U.S. Mid-Cap Growth, U.S. Small-Cap Value, U.S. Mid-Cap Value, U.S. Small-Cap Growth and Global Value strategies are closed to most new investors and client relationships. When we close a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities, which means that during a given period we could have net client cash inflows even in a closed strategy. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows. On August 2, 2013, we closed our U.S. Small-Cap Growth strategy to most new investors and clients relationships. The Small-Cap Growth strategy had net client cash inflows of $870 million, $413 million and $69 million for the years ended December 31, 2013, 2012 and 2011, respectively. On February 14, 2014, we closed our Global Value strategy, including Artisan Global Value Fund, to most new investors and client relationships. The Global Value strategy had net client cash inflows of $2.8 billion, $2.3 billion and $1.9 billion for the years ended December 31, 2013, 2012 and 2011, respectively. We manage capacity for each of our strategies individually, taking a conservative approach that considers total assets under management, the velocity of asset growth and the mix of business across distribution channels, geographic regions and client types. We also consider other factors, such as the exceptional market performance over the past five years, which has contributed to the rate of asset growth in the Artisan Global Value strategy.
We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We believe that we currently have realizable capacity particularly in some of our non-U.S. and global strategies (such as our Non-U.S. Growth, Global Equity and Global Opportunities strategies), where we believe we are well-positioned to take advantage of increasing client demand.

The table below sets forth the total AUM for each of our investment teams and strategies as of December 31, 2013, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of December 31, 2013.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$25,292	478	655	551	332	671
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,707	209	619	494	530	560
Global Equity Strategy	4/1/2010	$266	822	777	N/A	N/A	729
Global Small-Cap Growth Strategy	7/1/2013	$53	N/A	N/A	N/A	N/A	(50)

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$15,733	270	272	(13)	328	589
U.S. Small-Cap Value Strategy	6/1/1997	$4,421	(989)	(488)	(198)	177	484
Value Equity Strategy	7/1/2005	$2,869	(626)	(57)	59	N/A	58

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$16,649	428	272	517	253	631
U.S. Small-Cap Growth Strategy	4/1/1995	$3,041	589	749	714	212	119
Global Opportunities Strategy	2/1/2007	$2,702	335	636	1,006	N/A	667

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$16,866	957	727	769	672	744
Global Value Strategy	7/1/2007	$14,091	1,094	880	652	N/A	687

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$1,746	(8)	(373)	(145)	N/A	(86)

Total Assets Under Management (2)		$105,477
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy for the periods presented and since its inception date. The market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy—MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy—MSCI EAFE® Small Cap Index; Global Equity strategy—MSCI ACWI® Index; Global Small-Cap Growth strategy—MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy—Russell 2000® Index; U.S. Mid-Cap Value strategy—Russell Midcap® Index; Value Equity strategy—Russell 1000® Index; U.S. Mid-Cap Growth strategy—Russell Midcap® Index; Global Opportunities strategy—MSCI ACWI® Index; U.S. Small-Cap Growth strategy—Russell 2000® Index; Non-U.S. Value strategy—MSCI EAFE® Index; Global Value strategy—MSCI ACWI® Index; Emerging Markets strategy—MSCI Emerging Markets IndexSM.

(2) Includes an additional $41.2 million in assets managed in a portfolio not currently made available to investors other than our employees to evaluate its potential viability as a strategy to be offered to clients.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Year Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Total
December 31, 2013	(unaudited; in millions)
Beginning assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$74,334
Gross client cash inflows	5,572	4,815	5,090	6,387	426	22,290
Gross client cash outflows	(3,912)	(4,098)	(3,140)	(2,391)	(1,571)	(15,112)
Net client cash flows	1,660	717	1,950	3,996	(1,145)	7,178
Market appreciation (depreciation)	5,565	5,585	5,861	7,005	(51)	23,965
Transfers	—	—	(70)	70	—	—
Ending assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$105,477
Average assets under management	$23,402	$20,142	$18,687	$25,554	$1,760	$89,545
December 31, 2012
Beginning assets under management	$16,107	$15,059	$10,893	$12,546	$2,499	$57,104
Gross client cash inflows	3,719	3,984	4,325	5,525	456	18,009
Gross client cash outflows	(3,854)	(3,856)	(2,797)	(1,250)	(439)	(12,196)
Net client cash flows	(135)	128	1,528	4,275	17	5,813
Market appreciation (depreciation)	4,120	1,535	2,271	3,065	426	11,417
Transfers	—	—	—	—	—	—
Ending assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$74,334
Average assets under management	$18,176	$16,304	$13,377	$15,591	$2,726	$66,174
December 31, 2011
Beginning assets under management	$19,210	$14,479	$11,584	$9,632	$2,554	$57,459
Gross client cash inflows	2,439	3,372	2,025	4,521	1,654	14,011
Gross client cash outflows	(4,283)	(3,291)	(2,594)	(1,049)	(834)	(12,051)
Net client cash flows	(1,844)	81	(569)	3,472	820	1,960
Market appreciation (depreciation)	(1,259)	499	(122)	(558)	(875)	(2,315)
Transfers	—	—	—	—	—	—
Ending assets under management	$16,107	$15,059	$10,893	$12,546	$2,499	$57,104
Average assets under management	$18,246	$15,137	$11,685	$11,470	$2,899	$59,436

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
The table below sets forth our AUM by distribution channel:

	As of December 31, 2013		As of December 31, 2012		As of December 31, 2011
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)
Defined Contribution	$21,038	19.9%	$15,028	20.2%	$12,870	22.5%
Broker-Dealer	$22,137	20.9%	13,197	17.8%	8,981	15.7%
Financial Advisor	$10,393	9.9%	6,572	8.8%	5,229	9.2%
Institutional	$45,949	43.6%	35,711	48.0%	27,024	47.3%
Retail	$5,960	5.7%	3,827	5.2%	3,000	5.3%
Ending Assets Under Management(1)	$105,477	100.0%	$74,335	100.0%	$57,104	100%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
The different fee structures associated with Artisan Funds, Artisan Global Funds and separate accounts and the different fee schedules of our investment strategies make the composition of our assets under management an important determinant of the investment management fees we earn. Historically, we have received higher effective rates of investment management fees from Artisan Funds and Artisan Global Funds than from our separate accounts, reflecting, among other things, the different array of services we provide to Artisan Funds and Artisan Global Funds. Investment management fees for non-U.S. funds may also be higher because they include fees to offset higher distribution costs. Our investment management fees also differ by investment strategy, with our newer, higher-capacity strategies having lower standard fee schedules than our older strategies which in some cases have or had more limited capacity.

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate account clients:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
December 31, 2013	(unaudited; in millions)
Beginning assets under management	$39,603	$34,731	$74,334
Gross client cash inflows	16,943	5,347	22,290
Gross client cash outflows	(9,814)	(5,298)	(15,112)
Net client cash flows	7,129	49	7,178
Market appreciation (depreciation)	13,210	10,755	23,965
Transfers	(61)	61	—
Ending assets under management	$59,881	$45,596	$105,477
Average assets under management	$49,756	$39,789	$89,545
December 31, 2012
Beginning assets under management	$30,843	$26,261	$57,104
Gross client cash inflows	11,977	6,032	18,009
Gross client cash outflows	(8,643)	(3,553)	(12,196)
Net client cash flows	3,334	2,479	5,813
Market appreciation (depreciation)	5,885	5,532	11,417
Transfers	(459)	459	—
Ending assets under management	$39,603	$34,731	$74,334
Average assets under management	$35,840	$30,334	$66,174
December 31, 2011
Beginning assets under management	$31,367	$26,092	$57,459
Gross client cash inflows	8,809	5,202	14,011
Gross client cash outflows	(7,896)	(4,155)	(12,051)
Net client cash flows	913	1,047	1,960
Market appreciation (depreciation)	(1,226)	(1,089)	(2,315)
Transfers	(211)	211	—
Ending assets under management	$30,843	$26,261	$57,104
Average assets under management	$32,449	$26,987	$59,436
Artisan Funds and Artisan Global Funds
As of December 31, 2013, Artisan Funds comprised $58.4 billion, or 56%, of our assets under management. For the year ended December 31, 2013, fees from Artisan Funds represented $455.0 million, or 67%, of our revenues. Our tiered fee rates for the series of Artisan Funds range from 0.64% to 1.25% of fund assets, depending on the strategy, the amount invested and other factors. Each Artisan Fund’s fee schedule includes breakpoints at which a lower rate of fee is applied to assets above the breakpoint level, except Artisan International Small Cap Fund, which was closed to most new investors at a relatively small asset level, and Artisan Global Small Cap Fund.
As of December 31, 2013, Artisan Global Funds comprised $1.4 billion, or 1%, of our assets under management. In UCITS funds, it is permissible and in some circumstances customary for a portion of the management fee to be rebated to investors with accounts of a certain type or asset size to encourage investment at an early stage or for other reasons or for a portion of the management fee to be paid to intermediaries for distribution services. We have entered into such rebate and distribution arrangements, and will continue to do so, in circumstances we consider appropriate. Our fee rates for Artisan Global Funds range from 0.75% to 1.80% of assets under management. For the year ended December 31, 2013, fees from Artisan Global Funds represented $9.3 million, or 1%, of our revenues. The weighted average rate of fee paid by our Artisan Fund and Artisan Global Funds clients in the aggregate was 0.93% for the year ended December 31, 2013 and 0.94% for the years ended 2012 and 2011.

Separate Accounts
Separate accounts comprised $45.6 billion, or 43%, of our assets under management as of December 31, 2013. For the year ended December 31, 2013, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $221.5 million, or 32%, of our revenues. The decline in our separate account net client cash flows in 2013 was primarily the result of a large advisory client terminating its account managed in our Emerging Markets Strategy and withdrawals as certain of our clients rebalanced their investments to fit their asset allocation preferences despite our strong investment results.
For separate account clients, we generally impose standard fee schedules that vary by investment strategy and, through the application of standard breakpoints, reflect the size of the account and client relationship, with tiered rates of fee currently ranging from 0.40% of assets under management to 1.05% of assets under management. There are a number of exceptions to our standard fee schedules, including exceptions based on the nature of our relationship with the client and the value of the assets under our management in that relationship. In general, our effective rate of fee for a particular client relationship declines as the assets we manage for that client increase, which we believe is typical for the asset management industry, and we have experienced a trend towards larger separate accounts across all of our separate account clients, as a result of both market appreciation and the establishment of new separate account relationships with relatively larger account sizes.
The weighted average rate of fee paid by our separate account clients in the aggregate was 0.56% for the years ended December 31, 2013, 2012 and 2011. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
Revenues
Essentially all of our revenues consist of investment management fees earned from managing clients’ assets. Our investment management fees fluctuate based on a number of factors, including the total value of our assets under management, composition of assets under management among both our investment vehicles (including pooled vehicles available to U.S. investors, pooled vehicles available to non-U.S. investors and separate accounts) and our investment strategies (which have different fee rates), changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedule, which can be affected by custom and the competitive landscape in the relevant markets, and, for the few accounts on which we earn performance-based fees, the investment performance of those accounts relative to their designated benchmarks. Because we earn investment management fees based on the value of the assets we manage across a reporting period, we believe that average assets under management for a period is a better metric for understanding changes in our revenues than period end assets under management.
The following table sets forth revenues we earned under our investment management agreements with Artisan Funds and Artisan Global Funds and on the separate accounts that we managed as well as average assets under management for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues
Management fees
Artisan Funds & Artisan Global Funds	$464.3	$336.2	$305.2
Separate accounts	219.0	167.8	145.8
Performance fees	2.5	1.6	4.1
Total revenues	$685.8	$505.6	$455.1
Average assets under management for period	$89,545	$66,174	$59,436
For the years ended December 31, 2013, 2012 and 2011, approximately 91%, 93% and 95% of our investment management fees, respectively, were earned from clients located in the United States.
A small number of our separate account clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. Performance-based fees represented 0.4%, 0.3%, and 0.9% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Operating Expenses
Our operating expenses consist primarily of compensation and benefits expenses, distribution and marketing expenses, occupancy expenses, communication and technology expenses and general and administrative expenses. Our expenses may fluctuate due to a number of factors, including the following:

•	variations in the level of total compensation expense due to, among other things, incentive compensation, equity awards, changes in our employee count and product mix and competitive factors; and

•	expenses, such as distribution fees, rent, professional service fees and data-related costs, incurred, as necessary, to operate our business.
Our largest operating expenses are compensation and benefits and distribution and marketing expenses. A significant portion of our operating expenses are variable and fluctuate in direct relation to our assets under management and revenues. We regularly monitor our expenses in comparison to revenues and have historically reduced our expense levels, where appropriate, when we have experienced declining revenues. However, even if we experience declining revenues, we expect to continue to make the expenditures necessary for us to manage our business. As a result, our profits may decline.
Compensation and Benefits
Compensation and benefits includes (i) salaries, incentive compensation and benefits costs and (ii) pre-offering related compensation, which consists of distributions of profits to Class B partners, redemptions of Class B common units and changes in the value of Class B liability awards.
A significant portion of our incentive compensation varies directly with revenues. Incentive compensation is one of the most significant parts of the total compensation of our senior employees. The aggregate amount of cash incentive compensation paid to members of our portfolio management teams and senior members of our marketing and client service teams is based on formulas that are tied directly to revenues, which for each of our portfolio management teams represents approximately 25% of the revenues generated by assets under management in the team’s strategy or strategies. Incentive compensation paid to other employees is discretionary and subjectively determined based on individual performance and our overall results during the applicable year. In connection with our continuing transition to public company practices, we adopted the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan, pursuant to which we may grant equity-based compensation awards and performance awards, and performance-based cash awards. During 2013, our board of directors approved the issuance of 1,575,157 restricted shares of Class A common stock to our employees and employees of our subsidiaries. Total compensation expense associated with these awards is expected to be approximately $79.2 million, which will be recognized over the five-year vesting period. Compensation expense recognized related to the restricted shares was $7.6 million for the year ended December 31, 2013. Annually we expect to make grants of around 2% of our total equity. Variability in the amount of equity granted will be influenced by our results.
Historically, a significant portion of our compensation and benefits expense related to our Class B limited partnership interests that provided certain employees with an interest in future profits of Artisan Partners Holdings as well as an interest in the overall value of Artisan Partners Holdings. Class B limited partnership interests generally vested ratably over a five-year period, beginning on the date of grant. Holders of Class B limited partnership interests were entitled to fully participate in future profits from and after the date of grant. Vesting could be accelerated upon the occurrence of certain events, including a change in control (as defined in the grant agreements). The distribution of profits associated with these limited partnership interests was recorded as compensation and benefits expense. Generally, these profits were determined based on Artisan Partners Holdings’ net income before equity-based compensation charges. In July 2012, the limited partnership agreement of Artisan Partners Holdings was amended to reclassify the Class B limited partnership interests as “Class B common units”.
Prior to the IPO Reorganization, all vested Class B limited partnership interests were subject to mandatory redemption on termination of employment for any reason, with payment in cash in annual installments over the five years following termination of employment. Unvested Class B limited partnership interests were forfeited on termination of employment. Under the Class B grant agreements, the redemption value of Class B limited partnership interests varied depending on the circumstances of the partner’s termination, but, prior to July 15, 2012, was based on the partner’s equity balance which was determined for this purpose using a formula based on then-current EBITDA (excluding equity-based compensation charges) multiplied by a stated multiple, adjusted to take into account working capital, debt and noncurrent liabilities associated with Class B partner redemptions. From July 15, 2012 to the completion of the IPO Reorganization in March 2013, the redemption value of Class B common units continued to vary depending on the circumstances of the partner’s termination but was based on the fair market value of the firm determined by the general partner, and approved by the Advisory Committee of Artisan Partners Holdings (which was eliminated in connection with the IPO Reorganization), by reference to the value of other asset management firms with publicly-traded equity securities. Due to the redemption feature, the Class B grants were considered liability awards. Compensation expense was measured at the grant date based on the intrinsic value of the limited partnership interests granted, and was re-measured each period. For purposes of estimating the intrinsic value, we assumed a holder’s termination of employment was the result of resignation or involuntary termination, resulting in a redemption value that is one-half of the total vested value of the partner’s limited partnership interests. The redemption value for employee-partners who have given notice of retirement in accordance with the terms of their grant agreements was calculated using the retirement valuation which provides for a redemption value that equals the total vested value of the partner’s limited partnership interests. Intrinsic value as measured each period was recognized as expense over the remaining vesting period, typically five years. Changes in the intrinsic value that occurred after the end of the vesting period were recorded as compensation expense of the period in which the changes occurred through settlement of the limited partnership interests. Because, prior to July 15, 2012, the intrinsic value of the Class B limited partnership interests was based on the EBITDA formula described above, significant fluctuations in the redemption value occurred as a result of changes in assets under management, revenues and EBITDA (before equity-based compensation charges).
As of and for the periods subsequent to June 30, 2011 and prior to the completion of the IPO Reorganization in March 2013, the Class B limited partnership interests were reflected as liabilities measured at fair value. As part of the calculation to estimate the fair value of each Class B limited partnership interest, we first determined the value of the business based on the probability weighted expected return method. This approach considered the value of the business, calculated using a discounted cash flow analysis and a market approach using earnings multiples of comparable entities, under various scenarios. Significant inputs included historical revenues and expenses, future revenue and expense projections, discount rates and market prices of comparable entities. The value of the business as determined was then adjusted to take into account working capital, debt and noncurrent liabilities associated with Class B partner redemptions and allocated to individual limited partnership interests based on their respective terms. The use of the discounted cash flow and market approaches to derive the fair value of the liability at a point in time resulted in volatility to the financial statements as our current and projected financial results, and the results and earnings multiples of comparable entities, change over time.
As discussed above under “—Factors Impacting Our Results of Operations—Changes Related to Class B Units of Artisan Partners Holdings”, as part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. As a result, liability award accounting no longer applies and the costs associated with distributions to our Class B partners and changes in the value of Class B liability awards are no longer recognized as a compensation expense because the Class B common units are no longer redeemable for cash upon termination of employment. Compensation expense for these awards following the IPO Reorganization represents the amortization of the fair value of unvested awards on the date of the IPO Reorganization over the remaining vesting period.
Distribution and Marketing
Distribution and marketing expenses primarily represent payments we make to broker-dealers, financial advisors, defined contribution plan providers, mutual fund supermarkets and other intermediaries for selling, servicing and administering accounts invested in shares of Artisan Funds. Artisan Funds authorizes intermediaries to accept purchase, exchange, and redemption orders for shares of Artisan Funds on behalf of Artisan Funds. Many intermediaries charge a fee for those services. Artisan Funds pays a portion of such fees, which are intended to compensate the intermediary for its provision of services of the type that would be provided by Artisan Funds’ transfer agent or other service providers if the shares were registered directly on the books of Artisan Funds’ transfer agent. Like the investment management fees we earn as adviser to Artisan Funds, distribution fees typically vary with the value of the assets invested in shares of Artisan Funds. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us all costs attributable to the marketing and distribution of shares of Artisan Funds. A significant portion of Artisan Funds’ shares are held by investors through intermediaries to which we pay distribution and marketing expenses, which is consistent with an industry-wide shift from direct retail sales of mutual fund shares to sales through intermediaries that provide advice, administrative convenience or both. As of December 31, 2013, 70% of the $58.4 billion in shares of Artisan Funds were held by investors through such intermediaries to whom we pay distribution and marketing expenses. Distribution fees are likely to increase due to an increase in our assets under management that are sourced through intermediaries that charge these fees or an increase in the fee rates charged by intermediaries. The number of shares of Artisan Funds that are held by investors through intermediaries and the percentage those shares represent of the total number of shares of Artisan Funds may vary over time. In contrast to some mutual funds, investors in Artisan Funds pay no 12b-1 fees, which are fees charged to investors to pay for marketing, advertising and distribution services.
Occupancy
Occupancy expenses include operating leases for facilities, furniture and office equipment, miscellaneous facility related costs and depreciation expense associated with furniture purchases and leasehold improvements.
Communication and technology
Communication and technology expenses include information and print subscriptions, telephone costs, information systems consulting fees, equipment and software maintenance expenses, operating leases for information technology equipment and depreciation and amortization expenses associated with computer hardware and software. Information and print subscriptions represent the costs we pay to obtain investment research and other data we need to operate our business, and such expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
On behalf of our mutual fund and separate account clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. Our operating expenses will increase to the extent these soft dollars are reduced or eliminated. We believe that all research products and services we acquire through soft dollars are within the safe harbor provided by Section 28(e) of the Exchange Act.
General and Administrative
General and administrative expenses include professional fees, travel and entertainment, state and local taxes, and other miscellaneous expenses we incur in operating our business.
As discussed above under “—Factors Impacting Our Results of Operations—Costs of Being a Public Company and Expected Change of Control”, we have incurred and expect to continue to incur additional expenses as a result of becoming a public company and will incur additional expenses in connection with the anticipated change in control (for purposes of the 1940 Act and Advisers Act) and future offerings of our Class A common stock. These additional expenses will increase our general and administrative expenses and reduce our net income.
Non-Operating Income (Loss) and Net Income (Loss) Attributable to Noncontrolling Interests
Interest Expense
Interest expense includes the interest we pay on our debt. We prepaid the then-outstanding principal balance of our $400 million term loan in full in August 2012 with proceeds from the issuance of $200 million in unsecured notes and $90 million drawn from a $100 million five-year revolving credit facility. The term loan bore interest at a rate equal to LIBOR adjusted by a statutory reserve percentage plus an applicable margin ranging from 2.00% to 3.50%, depending on Artisan Partners Holdings’ leverage ratio (as defined in the term loan agreement). For a description of the terms of the notes and our revolving credit facility, see “—Liquidity and Capital Resources”.
To effectively convert a portion of our term loan’s variable interest rate to a fixed rate, in July 2006, we executed with two counterparties five-year amortizing interest rate swap contracts that had a combined total notional value of $400 million at inception and had a final maturity date of July 1, 2011. In November 2010, we entered into a forward starting interest rate swap with a notional value of $200 million, an effective start date of July 1, 2011 and a final maturity date of July 1, 2013. The counterparty under this interest rate swap paid Artisan Partners Holdings variable interest at three-month LIBOR, and Artisan Partners Holdings paid the counterparty a fixed interest rate of 1.04%. The income and expense related to the interest rate swap contracts was accounted for under interest expense. Artisan Partners Holdings terminated the forward starting interest rate swap contract in August 2012 in connection with the repayment in full of the term loan.
When Artisan Partners Holdings historically redeemed Class B limited partnership interests, it generally paid the redemption price for the limited partnership interests over a period of five years and paid interest on the unpaid portion of the redemption price at rates comparable to those it received on money market instruments. These interest payments are included in our historical interest expense. As part of the IPO Reorganization, the Class B common units became exchangeable for shares of our Class A common stock, and are no longer redeemable for cash upon termination of employment.
Net Gain on the Valuation of Contingent Value Rights
As discussed above, as part of the IPO Reorganization, we issued CVRs, which were classified as liabilities and are accounted for under ASC 815 as derivatives. Net gain on the valuation of contingent value rights includes all changes in the fair value of this liability. The CVRs were terminated in connection with the November 2013 Offering.
Net Gain (Loss) of Launch Equity and Net Income (Loss) Attributable to Noncontrolling Interests-Launch Equity
Artisan provides investment management services to Artisan Partners Launch Equity LP, or Launch Equity, a private investment partnership the investors in which are certain partners and employees of Artisan. Artisan makes day-to-day investment decisions concerning the assets of the private investment partnership. This partnership is consolidated under variable interest entity consolidation guidance. If Artisan were to liquidate, these investments would not be available to the general creditors of the company and as a result, Artisan does not consider investments held by consolidated investment products to be company assets.
Net gain (loss) of Launch Equity includes net interest income, dividend expense and realized and unrealized gains and losses which are driven by the underlying investments held by consolidated investment products. Nearly all of these net gains or losses are attributable to third party investors and are offset by net income (loss) attributable to noncontrolling interests.

Net Income (Loss) Attributable to Noncontrolling Interests-Holdings
Net income (loss) attributable to noncontrolling interests-Holdings represents the portion of earnings or loss attributable to the economic interest in Artisan Partners Holdings held by the limited partners of Artisan Partners Holdings. All income of Artisan Partners Holdings for the period prior to March 12, 2013, is entirely attributable to noncontrolling interests.
Other Income (Loss)
Other income (loss) includes income from our excess cash balances, dividends earned on available-for-sale securities, gains or losses we recognized on the ineffective portion of our interest rate swaps, debt related costs, and gains or losses we recognize upon the sale of the securities we hold.
Provision for Income Taxes
Our business was historically organized as a partnership and was not subject to U.S. federal and certain state income taxes. As a result of the IPO Reorganization, we became subject to taxes applicable to C-corporations. We are subject to U.S. federal and state income tax on our allocable portion of the income of Artisan Partners Holdings. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that a portion of Artisan Partner Holdings’ earnings are not subject to corporate level taxes. This favorable impact may be partially offset by the impact of certain permanent items, primarily attributable to certain compensation-related expenses that are not deductible for tax purposes. Income tax expense is also recognized for certain foreign subsidiaries that pay corporate income tax.
Results of Operations
Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

	For the Years Ended December 31,		Period-to-Period
	2013	2012	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$685.8	$505.6	$180.2	36%
Operating Expenses
Total compensation and benefits	856.4	383.1	473.3	124%
Other operating expenses	90.6	75.4	15.2	20%
Total operating expenses	947.0	458.5	488.5	107%
Total operating income	(261.2)	47.1	(308.3)	(655)%
Non-operating income (loss)
Interest expense	(11.9)	(11.4)	(0.5)	(4)%
Other non-operating income	65.4	7.9	57.5	728%
Total non-operating income (loss)	53.5	(3.5)	57.0	1,629%
Income before income taxes	(207.7)	43.6	(251.3)	(576)%
Provision for income taxes	26.4	1.0	25.4	2,540%
Net income before noncontrolling interests	(234.1)	42.6	(276.7)	(650)%
Less: Noncontrolling interests - Artisan Partners Holdings	(269.6)	33.8	(303.4)	(898)%
Less: Noncontrolling interests - Launch Equity	10.7	8.8	1.9	22%
Net income attributable to Artisan Partners Asset Management Inc.	$24.8	$—	$24.8
Per Share Data
Net income (loss) available to Class A common stock per basic and diluted share	$(2.04)	N/A
Weighted average basic and diluted shares of Class A common stock outstanding	13,780,378	N/A

Revenues
The increase in revenues of $180.2 million, or 36%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, was driven primarily by a $23.4 billion, or 35.3%, increase in our average AUM. The increase in our average AUM was primarily attributable to net client cash inflows and market appreciation during the period.
Our weighted average investment management fee increased to 77 basis points for the year ended December 31, 2013 from 76 basis points for the year ended December 31, 2012. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 56 basis points for the years ended December 31, 2013 and 2012. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 93 basis points and 94 basis points for the years ended December 31, 2013 and 2012, respectively.
For the years ended December 31, 2013 and 2012, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $221.5 million and $169.4 million of our revenues, respectively. For the years ended December 31, 2013 and 2012, fees from Artisan Funds represented $455.0 million and $333.2 million of our revenues, respectively, and fees from Artisan Global Funds represented $9.3 million and $3.0 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily attributable to an increase in compensation and benefits expense. We expect the total incremental net expenses related to the Artisan Credit Team will be approximately $6.0 million to $8.0 million in 2014.
Compensation and Benefits

	For the Year Ended December 31,		Period-to-Period
	2013	2012	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$301.6	$227.3	74.3	33%
Restricted share compensation expense	7.6	—	7.6	—%
Total salaries, incentive compensation and benefits	309.2	227.3	81.9	36%
Change in value of Class B liability awards	41.9	101.7	(59.8)	(59)%
Class B award modification expense	287.3	—	287.3	—%
Amortization expense on pre-offering Class B awards	75.0	—	75.0	—%
Pre-offering related compensation - share-based awards	404.2	101.7	302.5	297%
Pre-offering related cash incentive compensation	56.8	—	56.8	—%
Pre-offering related bonus make-whole compensation	20.5	—	20.5	—%
Pre-IPO distributions on Class B liability awards	65.7	54.1	11.6	21%
Pre-offering related compensation - other	143.0	54.1	88.9	164%
Total compensation and benefits	$856.4	$383.1	$473.3	124%
(1) Excluding restricted share compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by cash incentive compensation expense for our investment and marketing professionals. That compensation is directly linked to our revenues and increased by $53.0 million as a result of higher investment management fee revenue during the year ended December 31, 2013 as compared to the year ended December 31, 2012. In addition, incentive compensation expense related to a special incentive compensation plan for certain portfolio managers increased by $3.1 million to $11.7 million for the year ended December 31, 2013, as the market value of the incentive compensation plan increased with improvement in the global equity markets. This incentive compensation plan provided certain portfolio managers with additional cash compensation based on the then-current value of shares of mutual funds managed by those portfolio managers over a three-year period, which ended on December 31, 2013. We do not intend to enter into other similar incentive compensation plans in the future. Severance expenses also increased by $5.3 million to $6.8 million for the year ended December 31, 2013.

In July 2013 our board of directors approved the issuance of restricted shares of Class A common stock to our employees and employees of our subsidiaries. Compensation expense recognized related to the restricted shares was $7.6 million for the year ended December 31, 2013. The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount, costs incurred in connection with the establishment of our sixth autonomous investment team and increased discretionary incentive compensation expense between 2012 and 2013. Total salaries, incentive compensation and benefits (including restricted share compensation expense) as a percentage of revenues remained consistent at 45% of our revenues for the years ended December 31, 2013 and 2012.
Pre-offering related share-based compensation expense increased $302.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. Prior to the IPO Reorganization, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of the awards. From January 1, 2013, through the date of the IPO Reorganization, we incurred a $41.9 million compensation charge to record the liability awards at fair value. Immediately after the amendment of the grant agreements, we incurred a $287.3 million compensation charge as a result of the award modification. Compensation expense for these awards for the year ended December 31, 2013 represents the amortization of the fair value of the unvested awards at the date of the IPO Reorganization over the remainder of the year.
Pre-offering related other compensation increased $88.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. During the year ended December 31, 2013 we recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee-partners, and $20.5 million in compensation expense representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Artisan Partners Holdings’ pre-IPO non-employee partners which was instead allocated and will be distributed to certain of our employee-partners. Compensation expense recognized for distributions of the retained earnings of Holdings made to our pre-IPO partners totaled $54.1 million for the year ended December 31, 2012.
Other operating expenses
Other operating expenses increased $15.2 million, or 20%, primarily due to a $9.4 million increase in distribution and marketing expense related mainly to higher average AUM and revenues. Additionally, there was an increase in general and administrative expenses primarily related to the IPO Reorganization, IPO, November 2013 offering, and offering related proxy expense. Those increases were partially offset by a decrease in general and administrative expenses, primarily because of expenses recognized in 2012 in connection with the resolution of a lawsuit.
Non-Operating Income (Loss)
The increase in non-operating income of $57.0 million was primarily due to a $49.6 million gain on the valuation of contingent value rights during the year ended December 31, 2013. Additionally, non-operating income includes investment income of $5.1 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2013 was primarily due to the sale of investments held in connection with a pre-IPO retention award for investment teams, which ended on December 31, 2013. Realized gains on the sale of those investment totaled $4.1 million and $0.5 million for the years ended December 31, 2013 and December 31, 2012, respectively.
As discussed in Note 5. Fair Value Measurements, to the Consolidated Financial Statements included in Item 8 of this report, the price of our Class A common stock was one of the key variables used to determine the fair value of the CVR liability. As such, the gain on CVRs was the result of a significant increase in our stock price from the $30.00 per share IPO price utilized in determining the initial fair value of the CVR liability to the closing price of $61.25 per share on November 6, 2013, when the CVRs were terminated. As a derivative liability, all changes in the fair value of this liability were recorded to current earnings.
Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.

Provision for Income Taxes
The increase in provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the period from March 12, 2013 through December 31, 2013 was 11.6%. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 78% of Holdings’ earnings for the period were not subject to corporate-level taxes. Income (loss) before income taxes includes amounts that are allocable to the limited partners of Artisan Partners Holdings and noncontrolling interest and are not taxable to Artisan Partners Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Artisan Partners Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Prior to our IPO and reorganization in March 2013, none of Holdings’ earnings were subject to U.S. corporate-level taxes. The provision for income taxes in 2012 represents foreign income taxes of certain foreign corporate subsidiaries.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	For the Year Ended December 31,		For the Period-to-Period
	2012	2011	$	%
Statements of operations data:	(in millions)
Revenues	$505.6	$455.1	$50.5	11%
Operating Expenses
Total compensation and benefits	383.1	233.2	$149.9	64%
Other operating expenses	75.4	67.6	$7.8	12%
Total operating expenses	458.5	300.8	$157.7	52%
Total operating income	47.1	154.3	(107.2)	(69)%
Non-operating income (loss)
Interest expense	(11.4)	(18.4)	7.0	38%
Other non-operating income	7.9	(4.7)	12.6	268%
Total non-operating income (loss)	(3.5)	(23.1)	19.6	85%
Income before income taxes	43.6	131.2	(87.6)	(67)%
Provision for income taxes	1.0	1.2	(0.2)	(17)%
Net income before noncontrolling interests	42.6	130.0	(87.4)	(67)%
Less: Noncontrolling interests - Artisan Partners Holdings	33.8	133.1	(99.3)	(75)%
Less: Noncontrolling interests - Launch Equity	8.8	(3.1)	11.9	384%
Net income attributable to Artisan Partners Asset Management Inc.	$—	$—	$—
Revenues
The increase in revenues of $50.5 million, or 11%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, was driven primarily by a $6.7 billion, or 11%, increase in our average AUM. The increase in our average AUM was primarily attributable to the rising global equity markets and net client cash inflows during the period.
Our weighted average investment management fee decreased to 76 basis points for the year ended December 31, 2012 from 77 basis points for the year ended December 31, 2011. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 56 basis points for the years ended December 31, 2012 and 2011. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 94 basis points for the year ended December 31, 2012 and 2011.
For the years ended December 31, 2012 and 2011, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $169.3 million and $149.9 million of our revenues, respectively. For the years ended December 31, 2012 and 2011, fees from Artisan Funds represented $333.2 million and $303.9 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.0 million and $1.3 million of our revenues, respectively.

Operating Expenses
The increase in total operating expenses was primarily attributable to an increase in compensation and benefits expense.
Compensation and Benefits

	For the Year Ended December 31,		Period-to-Period
	2012	2011	$	%
	(in millions)
Salaries, incentive compensation and benefits	$227.3	$198.6	28.7	14%
Change in value of Class B liability awards	101.7	(21.1)	122.8	582%
Distributions on Class B liability awards	54.1	55.7	(1.6)	(3)%
Total compensation and benefits	$383.1	$233.2	149.9	64%
The increase in salaries, incentive compensation and benefits expense was driven primarily by incentive compensation expense for our investment and marketing professionals. That compensation is directly linked to our revenues and increased by $16.2 million as a result of higher investment management fee revenue during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Discretionary incentive compensation increased $3.8 million during 2012 compared to 2011 due to our improved financial performance. In addition, incentive compensation expense related to the special incentive compensation plan for certain portfolio managers increased by $2.5 million as the market value of the incentive compensation plan increased with improvement in the global equity markets, and there was 12 months of expense in 2012 as compared to ten months of expense in 2011. Severance expense increased by $1.4 million as a result of employee terminations during 2012. The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount between 2011 and 2012. Salary, incentive compensation and benefits represented 45% and 44% of our revenues for the years ended December 31, 2012 and 2011, respectively.
The increase in total compensation and benefits expense also resulted from the change in value of our Class B liability awards, which increased in value by $101.7 million during the year ended December 31, 2012, compared to a decrease in value of $21.1 million during the year ended December 31, 2011. Significant factors increasing the fair value of our Class B liability awards for the year ended December 31, 2012 included: (i) additional vesting of the awards, (ii) improved market capitalizations of comparable entities at December 31, 2012, (iii) our revenue and earnings projections that were impacted by our recent financial performance, the performance of the global equity markets and our outlook for the future and (iv) a grant of additional partnership interests on July 15, 2012 to certain of our Class B limited partners. During the year ended December 31, 2011, the global equity markets weakened and the fair value of our Class B liability award declined.
Other operating expenses
Other operating expenses increased $7.8 million, or 12%, primarily due to an increase in distribution and marketing expenses related to the expansion of our global operations, as well as higher average AUM and revenues. Additionally, we recognized expenses in 2012 in connection with the resolution of a lawsuit.
Non-Operating Income (Loss)
The decrease in interest expense was due to principal payments on our term loan of $35.4 million and $55.2 million during the years ended December 31, 2012 and 2011, respectively. In addition, an interest rate swap that fixed the interest rate on a portion of our term loan agreement at 5.689% expired on July 1, 2011, resulting in decreased interest expense during 2012.
Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and offset by, net income (loss) attributable to noncontrolling interests-Launch Equity. The private investment partnership commenced operations on July 25, 2011.
Provision for Income Taxes
Provision for income taxes represents foreign income taxes of certain foreign corporate subsidiaries. Prior to our IPO and reorganization in March 2013, none of Holdings’ earnings were subject to U.S. corporate-level taxes.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation (as described below), (2) offering related proxy expense (as described below), (3) the net gain (loss) on the valuation of contingent value rights, and (4) adjustments to remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to us. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, as defined below, (2) offering related proxy expense and (3) net gain (loss) on the valuation of contingent value rights, and reflects income taxes as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of our convertible preferred stock were exchanged for or converted into shares of our Class A common stock on a one-for-one basis. Assuming the full exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to the Company, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated effective tax rate was 36.1% for the year ended December 31, 2013 and 35.8% for the years ended December 31, 2012 and 2011.

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

•	Adjusted operating income represents the operating income (loss) of the consolidated company excluding offering related proxy expense and pre-offering related compensation.

•	Adjusted operating margin is calculated by dividing adjusted operating income (loss) by total revenues.

•
Adjusted EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income (loss) attributable to non-controlling interests, offering related proxy expense, pre-offering related compensation, and the net gain (loss) on the valuation of contingent value rights.

•
For the year ended December 31, 2013, pre-offering related compensation includes (1) one-time expense resulting from cash incentive compensation payments triggered by our IPO and expenses associated with the reallocation of post-IPO profits from certain pre-IPO partners to employee-partners, (2) one-time expense resulting from the modification of the Class B common unit awards at the time of our IPO, based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to our IPO and the value based on the offering price per share of Class A common stock in our IPO, (3) the amortization of unvested Class B common units of Artisan Partners Holdings that were granted prior to our IPO and (4) the elements listed in the following sentence. For the years ended December 31, 2013, 2012 and 2011, pre-offering related compensation includes (1) distributions to the Class B partners of Artisan Partners Holdings, (2) redemptions of Class B liability awards and (3) changes in the value of Class B liability awards, in each case occurring during the respective period.

•
For the year ended December 31, 2013, offering related proxy expenses include costs incurred as a result of the change of control (for purposes of the Investment Company Act and Investment Advisers Act) that we expect will occur no later than March 12, 2014 (which is the first anniversary of the completion of our IPO). Upon the change of control, we can continue to act as adviser to any SEC-registered mutual fund only if the fund’s board and shareholders approve a new investment advisory agreement, except in the case of certain sub-advised funds for which only board approval is necessary. In addition, each of the investment advisory agreements for the separate accounts we manage provides that it may not be assigned (including an assignment by virtue of a change of control) without consent of the client. We have incurred and expect to continue to incur through the first quarter of 2014 costs to solicit the necessary approvals and consents from the boards and shareholders of the mutual funds that we advise or sub-advise and from our separate account clients.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Year Ended December 31,
	2013	2012	2011
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$24.8	$—	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(269.6)	33.8	133.1
Add back: Provision for income taxes	26.4	1.0	1.2
Add back: Pre-offering related compensation - share-based awards	404.2	101.7	(21.1)
Add back: Pre-offering related compensation - other	143.0	54.1	55.7
Add back: Offering related proxy expense	2.9	—	—
Less: Net gain on the valuation of contingent value rights	49.6	—	—
Less: Adjusted provision for income taxes	101.8	68.2	60.5
Adjusted net income (Non-GAAP)	$180.3	$122.4	$108.4

Average shares outstanding
Class A common shares	13.8	—	—
Assumed vesting, conversion or exchange of:
Class A unvested restricted shares	0.9	—
Convertible preferred shares outstanding	2.3	—	—
Artisan Partners Holdings units outstanding (noncontrolling interest)	53.9	—	—
Adjusted shares	70.9	N/A	N/A

Adjusted net income per adjusted share (Non-GAAP)	$2.54	N/A	N/A

Operating income (loss) (GAAP)	$(261.2)	$47.1	$154.3
Add back: Pre-offering related compensation - share-based awards	404.2	101.7	(21.1)
Add back: Pre-offering related compensation - other	143.0	54.1	55.7
Add back: Offering related proxy expense	2.9	—	—
Adjusted operating income (Non-GAAP)	$288.9	$202.9	$188.9

Adjusted operating margin (Non-GAAP)	42.1%	40.1%	41.5%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$24.8	$—	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(269.6)	33.8	133.1
Add back: Pre-offering related compensation - share-based awards	404.2	101.7	(21.1)
Add back: Pre-offering related compensation - other	143.0	54.1	55.7
Add back: Offering related proxy expense	2.9	—	—
Less: Net gain on the valuation of contingent value rights	49.6	—	—
Add back: Interest expense	11.9	11.4	18.4
Add back: Provision for income taxes	26.4	1.0	1.2
Add back: Depreciation and amortization	3.2	2.4	2.4
Adjusted EBITDA (Non-GAAP)	$297.2	$204.4	$189.7

Liquidity and Capital Resources
Our working capital needs have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of December 31, 2013 and December 31, 2012. The data presented excludes Launch Equity’s cash and cash equivalents and accounts receivable as these assets are not sources of liquidity for us.

	December 31, 2013	December 31, 2012
	(in millions)
Cash and cash equivalents	$211.8	$141.2
Accounts receivable	$64.1	$46.0
Undrawn commitment on revolving credit facility	$100.0	$10.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. We also maintain a $100.0 million revolving credit facility, which is currently unused.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. We used the proceeds of the notes and $90.0 million drawn from the revolving credit facility to prepay the entire then-outstanding principal amount of our $400 million term loan. The notes are comprised of three series, each with a balloon payment at maturity. In connection with the IPO, we paid all of the $90.0 million outstanding principal amount of loans under the revolving credit facility. See Note 6, "Borrowings" in the Notes to the Consolidated Financial Statements in Item 8 of this report for a discussion of the interest rates charged on our borrowings.
These borrowings contain certain customary covenants including limitations on Artisan Partners Holdings’ ability to: (i) incur additional indebtedness or liens, (ii) engage in mergers or other fundamental changes, (iii) sell or otherwise dispose of assets including equity interests, and (iv) make dividend payments or other distributions to Artisan Partners Holdings’ partners (other than, among others, tax distributions paid to partners for the purpose of funding tax liabilities attributable to their interests) when a default occurred and is continuing or would result from such a distribution. In addition, a change of control (as defined in the agreements) of Artisan Partners Holdings or Artisan Partners Asset Management is an event of default under the revolving credit agreement and requires that Artisan Partners Holdings offer to prepay all of the notes under the note purchase agreement. The change of control that we expect to occur for purposes of the 1940 Act and Advisers Act no later than March 12, 2014 resulting from the resignation from the stockholders committee of the AIC designee will not constitute a change of control as defined under the agreements.
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:

•
leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the 12 months ended December 31, 2013 was 0.65 to 1.00); and

•
interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the 12 months ended December 31, 2013 was 26.83 to 1.00).

Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations.
Distributions and Dividends
Historically, we distributed substantially all of our profits to our partners. In connection with the IPO, we made a cash incentive compensation payment of $56.8 million to certain of our portfolio managers and distributed to our pre-IPO partners all of our retained profits as of the date of the closing of the IPO. During 2013, Artisan Partners Holdings distributed $332.0 million of profits to holders of its partnership units, including APAM. APAM paid a $0.43 per share dividend to shareholders of Class A common stock in the third and fourth quarters of 2013.
In future periods, we anticipate that we will distribute a significant portion of our profits to our equity holders. We intend to continue to pay quarterly cash dividends and to consider each year the payment of an additional special dividend. Our dividend policy targets the distribution of the majority of annual adjusted earnings through a quarterly dividend and, subject to firm profitability and business conditions, a special annual dividend.

On February 3, 2014, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $131.6 million payable by Artisan Partners Holdings on February 25, 2014 to holders of its partnership units, including us, of record on February 14, 2014. In addition, our board of directors declared a quarterly dividend of $0.55 per share of Class A common stock and a special annual dividend of $1.63 per share of Class A common stock, both to be paid on February 28, 2014 to shareholders of record as of the close of business on February 14, 2014.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.
Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which has resulted in the recognition of a $160.7 million liability as of December 31, 2013. The $160.7 million liability represents 85% of the tax benefits we expect to realize from the H&F Corp Merger and our purchase of Class A common units and preferred units in connection with the IPO and November 2013 Offering, respectively, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs. The liability will increase upon purchases or redemptions of Holdings units or exchanges of Holdings units for our Class A common stock or convertible preferred stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the redemptions or exchanges. We intend to fund the payment of amounts due under the TRAs out of the cash savings that APAM actually realizes in respect of the attributes to which the TRAs relate. The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of sales, redemptions or exchanges by the holders of Holdings units, the price of our Class A common stock or the value of our convertible preferred stock, as the case may be, at the time of the sale, redemption or exchange, the extent to which such sales, redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments.
Seed Investments
We may support the development of our new Artisan High Income strategy (or other new strategies in the future) by making one or more seed investments using capital that would otherwise be available for our general corporate purposes.
Cash Flows

	For the Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash as of January 1	$141.2	$127.0	$159.0
Net cash provided by (used in) operating activities	112.1	130.0	103.2
Net cash provided by (used in) investing activities	8.7	(1.0)	(19.6)
Net cash provided by (used in) financing activities	(50.2)	(114.8)	(115.6)
Balance as of Cash as of December 31,	$211.8	$141.2	$127.0

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating activities provided net cash of $112.1 million and $130.0 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net cash provided by operating activities was primarily a result of $56.8 million IPO-related cash incentive compensation payments in 2013, a $11.6 million increase in Class B distributions, and a $15.9 million increase in cash paid for taxes, and timing differences in working capital accounts which decreased our operating cash flows by $26.5 million compared to 2012. The decrease was partially offset by an increase of $90.6 million in operating income, excluding share based compensation expenses.
Transactions associated with Launch Equity used net operating cash of $3.2 million and $4.6 million during the years ended December 31, 2013, and 2012, respectively. Nearly all of Launch Equity’s cash flows are attributable to non-controlling interests.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities provided net cash of $8.7 million in 2013, compared to a net cash usage of $1.0 million in 2012. The increase in net cash provided by investing activities was primarily due to net proceeds from the sale of available-for-sale investments of $11.9 million during 2013, compared to $4.6 million in 2012. Proceeds from the sale of the investments related to the cash incentive program in 2013 of $16.9 million were partially offset by $5.0 million of investment purchases to provide seed capital for our new Artisan Global Small-Cap Fund and two UCITS funds. We did not make any available-for-sale investments during the year ended December 31, 2012.
Financing activities consist primarily of partnership distributions to partners, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO and November 2013 Offering, and payments to purchase Class A common units and preferred units in connection with the IPO and November 2013 Offering. Financing activities used net cash of $50.2 million and $114.8 million for the year ended December 31, 2013 and 2012, respectively. This decrease in net cash used in financing activities was primarily the result of net proceeds of $353.4 million from the IPO. The cash provided by the IPO was offset by $224.8 million of profits distributions to partners of Artisan Partners Holdings, a $90.0 million payment of principal outstanding under our revolving credit arrangement, a payment of $76.3 million in connection with the IPO to purchase Class A common units from certain of our initial investors and $14.6 million in dividends paid to shareholders of APAM’s Class A common stock. Our financing activities during the year ended December 31, 2012, consisted of a $80.9 million profits distribution to our non-employee partners, $324.8 million of principal payments made on our note payable, partially offset by $200.0 million in proceeds received from the issuance of unsecured notes and $90.0 million drawn from the revolving credit facility.
Launch Equity’s limited partners contributed $3.2 million and $5.0 million of additional capital to Launch Equity during the years ended December 31, 2013 and 2012, respectively. Nearly all of Launch Equity’s capital is attributable to non-controlling interests.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating activities provided net cash of $130.0 million and $103.2 million for the years ended December 31, 2012 and 2011, respectively. This increase in net cash flows provided by operating activities was driven primarily by an increase in our revenues, partially offset by an increase in operating expenses. Operating income, excluding share-based compensation expense, increased $14.0 million. Timing differences in working capital accounts also increased our operating cash flows by $7.0 million in 2012, as compared to 2011.

Transactions associated with Launch Equity used net operating cash of $4.6 million and $6.9 million during the years ended December 31, 2012 and 2011, respectively. Nearly all of Launch Equity’s cash flows are attributable to non-controlling interests.

Investing activities used net cash of $1.0 million and $19.6 million for the years ended December 31, 2012 and 2011, respectively. The decrease in net cash used in investing activities was primarily due to our purchase in March 2011 of investment securities in the amount of $20.0 million in connection with a new incentive compensation plan that commenced in March 2011. This incentive compensation plan provided certain portfolio managers with additional cash compensation over a three-year period based on the then-current value of the investment securities, which were shares of mutual funds managed by such portfolio managers. The plan terminated on December 31, 2013.

Financing activities used net cash of $114.8 million and $115.6 million for the years ended December 31, 2012 and 2011, respectively. This decrease in net cash used in financing activities was the result of a decrease in net principal payments on borrowings. In August 2012, we issued $200 million in unsecured notes and entered into a $100 million five-year revolving credit agreement. We used the proceeds of the notes and $90 million drawn from the revolving credit facility to prepay all of the then-outstanding principal amount of our $400 million term loan. Net principal payments on borrowings totaled $35.4 million and $55.2 million for the years ended December 31, 2012 and 2011, respectively. This decrease in cash used was partially offset by a
$38.5 million profits distribution to our non-employee partners during the year ended December 31, 2012 compared to $23.5 million for the year ended December 31, 2011.

Launch Equity’s limited partners contributed $5.0 million and $6.9 million of additional capital to Launch Equity during the years ended December 31, 2012 and 2011, respectively. Nearly all of Launch Equity’s capital is attributable to noncontrolling interests.

Certain Contractual Obligations
The following table sets forth our contractual obligations under certain contracts as of December 31, 2013.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on borrowings	$200.0	$—	$—	$60.0	$140.0
TRAs (a)	160.7
Interest payable	75.7	11.1	22.1	18.9	23.6
Lease obligations	80.8	9.1	17.7	15.2	38.8
Bonus agreement	0.3	0.3	—	—	—
Partnership redemption payable	23.0	8.7	13.8	0.5	—
Total Contractual Obligations (b)	$540.5	$29.2	$53.6	$94.6	$202.4
(a) The estimated payments under the TRAs as of December 31, 2013 are described above under “Liquidity and Capital Resources”. However, amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or convertible preferred stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to pay approximately $4.4 million related to the TRAs in 2014.

(b) The total contractual obligations does not include any amounts related to Launch Equity included in the consolidated financial statements. We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of Launch Equity required to be consolidated, beyond our investment in and investment advisory fees generated from Launch Equity, which are eliminated in consolidation. Additionally, creditors of Launch Equity have no recourse to our general credit beyond the level of our investment, so we do not consider those liabilities to be our obligations.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2013.
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
Consolidation
We assess each legal entity in which we hold a variable interest to determine whether consolidation is appropriate at the onset of the relationship and upon certain reconsideration events. We first evaluate each entity that we manage to determine whether it is an investment company, as the FASB deferred the application of the revised consolidation model for certain investment entities that have the attributes of an investment company subject to ASC 946 (the “investment company guide”). We then determine whether we have a controlling financial interest in the entity by evaluating whether the entity is a voting interest entity, or VOE, or a variable interest entity, or VIE, under GAAP. Assessing whether an entity is a VIE or VOE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity.
Voting Interest Entities-A VOE is an entity in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, whereby the equity investment has all the characteristics of a controlling financial interest. As a result, voting rights are a key driver of determining which party, if any, should consolidate the entity. We serve as the investment adviser for Artisan Funds and Artisan Global Funds, each of which is a VOE, as described below.
Artisan Funds, a family of U.S. mutual funds, and Artisan Global Funds, a family of Ireland-based UCITS, are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As of December 31, 2013, Artisan Funds had total assets of $58.4 billion and Artisan Global Funds had total assets of $1.4 billion. While we hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), we do not have a controlling financial interest or a majority voting interest and, as such, we do not consolidate these entities.
Variable Interest Entities-A VIE is an entity that lacks one or more of the characteristics of a VOE. In accordance with GAAP, an enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a legal entity meets the definition of a VIE by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity’s economic performance.
For VIEs that are investment companies subject to the deferral of the revised consolidation model, the primary beneficiary of the VIE is the party that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. This evaluation is updated on a periodic basis.
We have determined that Artisan Partners Launch Equity LP, or Launch Equity, which began operations on July 25, 2011, is a VIE. Our equity investment in the fund represents our variable interest in the fund. Additionally, we have the right to receive management and incentive fees for the services we provide as investment adviser to Launch Equity, which are considered variable interests. The limited partners of Launch Equity are certain of our employees, thus are related parties to us. We determined that Launch Equity is a VIE pursuant to ASC 810-10-15-14(c), because (i) the voting rights of the limited partners are not proportional to their obligations to absorb expected losses and rights to receive expected residual returns and (ii) substantially all of Launch Equity’s activities either involve or are conducted on behalf of the limited partners (the investors that have disproportionately few voting rights) and their related parties (including us). We concluded we were the primary beneficiary of Launch Equity for this purpose as we are the member of the related party group that is most closely associated with it. Although we have only a minimal equity investment in Launch Equity, as the general partner, we control Launch Equity’s management and affairs. In addition, the fund was designed to attract third party investors to provide an economic benefit to us in the form of quarterly management fees and an annual incentive fee based upon the net capital appreciation of the fund. Also, in the ordinary course of business, we may choose to waive certain fees or assume operating expenses of the fund. As a result, we concluded we were the primary beneficiary of Launch Equity. The results of Launch Equity are included in our consolidated financial results.
Seed Investments - We make initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, we will consolidate the investment, and the underlying individual securities will be accounted for as trading securities. Seed investments in which we do not have a controlling financial interest are classified as available-for-sale investments. These investments are measures at fair value in the consolidated statement of financial condition. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. Realized gains are recognized in non-operating income (loss). We currently do not have a controlling financial interest in any of our seed investments.
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
The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund clients and UCITS, including Artisan Funds and Artisan Global Funds, our fees are based on the values of the funds’ assets as determined for purposes of calculating their net asset values.
Securities held by U.S.-registered mutual funds, including Artisan Funds, are generally valued at closing market prices, or if closing market prices are not readily available or are not considered reliable, at a fair value determined under procedures established by the fund’s board (fair value pricing). A U.S.-registered mutual fund typically considers a closing market price not to be readily available, and therefore uses fair value pricing, if, among other things, the value of the security might have been materially affected by events occurring after the close of the market in which the security was principally traded but before the time for determination of the fund’s net asset value. A subsequent event might be a company-specific development, a development affecting an entire market or region, or a development that might be expected to have global implications. A significant change in securities prices in U.S. markets may be deemed to be such a subsequent event with respect to non-U.S. securities. Values of securities determined using fair value pricing are likely to be different than they would be if only closing market prices were used. As a result, over short periods of time, the revenues we generate from U.S.-registered mutual funds, including Artisan Funds, may be different than they would be if only closing prices were used in valuing portfolio securities. Over longer time periods, the differences in our fees resulting from fair value pricing are not material.
For our separate account clients other than U.S.-registered mutual funds, our fees may be based, at the client’s option, on the values of the securities in the portfolios we manage as determined by the client (or its custodian or other service provider) or by us in accordance with valuation procedures we have adopted. The valuation procedures we have adopted generally use closing market prices in the markets in which the securities trade, without adjustment for subsequent events except in unusual circumstances. We believe that our fees based on valuations determined under our procedures are not materially different from the fees we receive that are based on valuations determined by clients, their custodians or other service providers.
The portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested principally in publicly-traded equity securities for which public market values are readily available, with a portion of each portfolio held in cash or cash-like instruments.
Income Taxes
We operate in numerous states and countries and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2013, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.
Payments pursuant to the Tax Receivable Agreements (“TRAs”)
Under the TRAs, which we entered into as part of the IPO Reorganization, APAM is obligated to pay to the counterparties 85% of the amount of cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of the H&F Corp Merger, the purchase by APAM of Class A common units and preferred units of Holdings from certain of our investors, and the future exchange of limited partnership units of Holdings for shares of our Class A common stock or convertible preferred stock or sales of limited partnership units to us.
We expect the H&F Corp Merger and our purchase of common and preferred units to result in payment obligations under the TRAs and have recorded a liability of $160.7 million at December 31, 2013 related to those expected payment obligations. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
New or Revised Accounting Standards
See Note 3, “Summary of Significant Accounting Policies — Recent accounting pronouncements” to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K. We do not believe those pronouncements will have a material effect on our financial position or results of operations.

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the pooled vehicles and separate accounts it manages. Essentially all of our revenues are derived from investment management agreements with these vehicles and accounts. Under these agreements, the investment management fees we receive are generally based on the value of our assets under management and our fee rates. Accordingly, if our assets under management decline as a result of market depreciation, our revenues and net income will also decline. In addition, such a decline could cause our clients to withdraw their funds in favor of investments believed to offer higher returns or lower risk, which would cause our revenues to decline further.
The value of our assets under management was $105.5 billion as of December 31, 2013. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $81.2 million at our current weighted average fee rate of 77 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $98.1 million at the Artisan Funds weighted average fee of 93 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $59.1 million at the current weighted average fee rate across all of our separate accounts of 56 basis points.
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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned was $7.8 million as of December 31, 2013. We invested in certain of Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $0.8 million at December 31, 2013. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.
Investment securities held by Launch Equity are reflected in the Consolidated Statement of Financial Condition. Our risk with respect to Launch Equity’s investment securities is limited to our equity ownership of $1 thousand.
Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $105.5 billion as of December 31, 2013. As of December 31, 2013, approximately 44% of our assets under management across our investment strategies was invested in strategies that primarily invest in securities of non-U.S. companies and approximately 41% of our assets under management was invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management would decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we rarely hedge an investment portfolio’s exposure to a non-U.S. currency. However, we routinely purchase and sell foreign currencies in order to reduce or eliminate the impact of currency fluctuation in connection with particular client transactions, such as the purchase and sale of a portfolio security. We have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 41% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $4.3 billion, which would cause an annualized increase or decrease in revenues of approximately $33.3 million at our current weighted average fee rate of 77 basis points.
Interest Rate Risk
At certain times, we invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2013, we invested $105.0 million of our available cash in money market funds that invested solely in U.S. Treasuries. Given the current low yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Borrowings under our notes and revolving credit agreement bear interest as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2013, there were no borrowings outstanding under the revolving credit agreement.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders of Artisan Partners Asset Management Inc.:
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 26, 2014

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amounts)

	At December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$211,839	$141,159
Cash and cash equivalents of Launch Equity	19,156	10,180
Accounts receivable	64,110	46,022
Accounts receivable of Launch Equity	7,428	10,595
Investment securities	7,804	15,241
Investment securities of Launch Equity	63,364	46,237
Prepaid Expenses	4,785	3,890
Property and equipment, net	8,760	8,807
Restricted cash	1,185	1,185
Deferred tax assets	187,907	—
Other	5,060	4,244
Total assets	$581,398	$287,560
LIABILITIES, REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable, accrued expenses, and other	$18,828	$17,373
Accrued incentive compensation	3,580	7,254
Deferred lease obligations	3,515	3,636
Borrowings	200,000	290,000
Class B liability awards	—	225,249
Class B redemptions payable	23,026	29,257
Amounts payable under tax receivable agreements	160,663	—
Payables of Launch Equity	7,485	10,726
Securities sold, not yet purchased of Launch Equity	31,990	19,586
Total liabilities	$449,087	$603,081
Commitments and contingencies
Redeemable preferred units	—	357,194
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized and 19,807,436 outstanding at December 31, 2013)	198	—
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized and 25,271,889 outstanding at December 31, 2013)	253	—
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized and 25,206,554 outstanding at December 31, 2013)	252	—
Convertible preferred stock ($0.01 par value per share, 15,000,000 shares authorized and 1,198,128 outstanding at December 31, 2013)	34,909	—
Additional paid-in capital	6,388	—
Retained earnings	1,401	—
Accumulated other comprehensive income (loss)	378	—
Total stockholders’ equity	43,779	—
Noncontrolling interest - Artisan Partners Holdings	38,060	(709,414)
Noncontrolling interest - Launch Equity	50,472	36,699
Total equity (deficit)	$132,311	$(672,715)
Total liabilities, redeemable preferred units and equity (deficit)	$581,398	$287,560
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Revenues
Management fees	$683,322	$503,954	$450,949
Performance fees	2,519	1,624	4,145
Total revenues	$685,841	$505,578	$455,094
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	309,163	227,258	198,601
Pre-offering related compensation - share-based awards	404,160	101,682	(21,082)
Pre-offering related compensation - other	143,035	54,153	55,714
Total compensation and benefits	856,358	383,093	233,233
Distribution and marketing	38,398	28,990	26,174
Occupancy	10,476	9,251	8,962
Communication and technology	14,426	13,240	10,605
General and administrative	27,387	23,917	21,825
Total operating expenses	947,045	458,491	300,799
Total operating income (loss)	(261,204)	47,087	154,295
Non-operating income (loss)
Interest expense	(11,869)	(11,442)	(18,386)
Net gains (losses) of Launch Equity	10,623	8,817	(3,102)
Loss on debt extinguishment	—	(827)	—
Net gain on the valuation of contingent value rights	49,570	—	—
Net investment income	5,138	740	260
Other non-operating income (loss)	—	(751)	(1,933)
Total non-operating income (loss)	53,462	(3,463)	(23,161)
Income (loss) before income taxes	(207,742)	43,624	131,134
Provision for income taxes	26,390	1,047	1,162
Net income (loss) before noncontrolling interests	(234,132)	42,577	129,972
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(269,562)	33,760	133,073
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	10,623	8,817	(3,101)
Net income attributable to Artisan Partners Asset Management Inc.	$24,807	$—	$—

	March 12, 2013 to December 31, 2013
Earnings (loss) per share
Basic and diluted	$(2.04)
Weighted average number of common shares outstanding
Basic and diluted	13,780,378
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Comprehensive Income (Loss) (U.S. dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss) before noncontrolling interests	$(234,132)	$42,577	$129,972
Other comprehensive income (loss), net of tax
Unrealized gains on investment securities:
Unrealized holding gains on investment securities, net of tax of $171, $0 and $0, respectively	3,655	2,335	(4)
Less: reclassification adjustment for gains included in net income	(4,119)	(497)	(58)
Net unrealized gains on investment securities	(464)	1,838	(62)
Net unrealized gains on interest rate swaps	—	—	6,434
Foreign currency translation gain	197	133	(18)
Total other comprehensive income (loss)	(267)	1,971	6,354
Comprehensive income (loss)	(234,399)	44,548	136,326
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(270,207)	35,731	139,427
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	10,623	8,817	(3,101)
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$25,185	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders' Equity (U.S. dollars in thousands)

	Common Stock	Convertible Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest - Artisan Partners Holdings	Noncontrolling interest - Launch Equity	Total Equity (Deficit)	Redeemable Preferred Units
Balance at December 31, 2010	$—	$—	$—	$—	$—	$(736,578)	$—	$(736,578)	$357,194
Net income (loss)	—	—	—	—	—	133,073	(3,101)	129,972	—
Other comprehensive income	—	—	—	—	—	6,354	—	6,354	—
Change in noncontrolling interest in consolidated entities, net	—	—	—	—	—	—	26,268	26,268	—
Partnership distributions	—	—	—	—		(67,108)	—	(67,108)	—
Balance at December 31, 2011	$—	$—	$—	$—	$—	$(664,259)	$23,167	$(641,092)	$357,194
Net income	—	—	—	—		33,760	8,817	42,577	—
Other comprehensive income	—	—	—	—	—	1,971	—	1,971	—
Change in noncontrolling interest in consolidated entities, net	—	—	—	—	—	—	4,715	4,715	—
Partnership distributions	—	—	—	—	—	(80,886)	—	(80,886)	—
Balance at December 31, 2012	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders' Equity, continued (U.S. dollars in thousands)

	Common Stock	Convertible Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest - Artisan Partners Holdings	Noncontrolling interest - Launch Equity	Total Equity (Deficit)	Redeemable Preferred Units
Balance at January 1, 2013	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194
Net income (loss)	—	—	—	—	—	(434,342)	$—	(434,342)	$—
Other comprehensive income	—	—	—	—	—	1,065	$—	1,065	$—
Partnership distributions	—	—	—	—	—	(100,514)	$—	(100,514)	$—
Modifications of equity award and other pre-offering related compensation	—	—	—	—	—	572,471	$—	572,471	$—
Modification of redeemable preferred units	—	—	—	—	—	357,194	$—	357,194	$(357,194)
Initial establishment of contingent value right liability	—	—	—	—	—	(55,440)	$—	(55,440)	$—
Capital redemption	—	—	—	—	—	(16)	$—	(16)	$—
Balance at March 12, 2013	$—	$—	$—	$—	$—	$(368,996)	$36,699	$(332,297)	$—

IPO proceeds	—	—	—	—	—	353,414	—	353,414	—
Attribution of noncontrolling interest at IPO	674	74,748	(58,365)	—	662	(17,719)	—	—	—
Redemption of partnership units	—	—	—	—	—	(76,319)	—	(76,319)	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	36,799	—	—	—	—	36,799	—
Net income (loss)	—	—	—	24,807	—	164,780	10,623	200,210	—
Other comprehensive income - foreign currency translation	—	—	—	—	134	390	—	524	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	(250)	(1,293)	—	(1,543)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(50,312)	—	(168)	50,167	—	(313)	—
Capital contribution	—	—	—	—	—	—	3,150	3,150	—
Amortization of equity-based compensation	—	—	20,365	—	—	62,581	—	82,946	—
Forfeitures	(1)	—	1	—	—	—	—	—	—
Issuance of restricted stock awards	16	—	(16)	—	—	—	—	—	—
Issuance of class A common stock, net of issuance costs	55	—	295,447	—	—	—	—	295,502	—
Purchase of convertible preferred stock and subsidiary equity	(41)	(39,839)	(237,531)	(8,785)	—	(4,689)	—	(290,885)	—
Distributions	—	—	—	—	—	(124,256)	—	(124,256)	—
Dividends	—	—	—	(14,621)	—	—	—	(14,621)	—
Balance at December 31, 2013	$703	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss) before noncontrolling interests	$(234,132)	$42,577	$129,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,225	2,401	2,360
Deferred income taxes	9,384	—	—
Reinvested Dividends	(1,019)	(188)	(190)
Net gain on the valuation of contingent value rights	(49,570)	—	—
Capital gains on the sale of investments, net	(4,119)	(551)	(58)
(Gains) losses of Launch Equity, net	(10,623)	(8,817)	3,102
Proceeds from sale of investments by Launch Equity	146,967	60,025	17,188
Purchase of investments by Launch Equity	(140,664)	(59,763)	(18,899)
Loss on disposal of property and equipment	16	51	11
Loss on interest rate swap	—	69	1,933
Loss on debt extinguishment	—	827	—
Amortization of debt issuance costs	448	631	726
Share-based compensation	655,417	—	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	(9,453)	(4,870)	(5,204)
Accounts receivable	(17,739)	(6,605)	(2,685)
Prepaid expenses and other assets	(1,966)	(1,845)	1,281
Accounts payable and accrued expenses	(2,405)	11,396	(1,991)
Class B liability awards	(231,480)	93,422	(24,936)
Deferred lease obligations	(121)	1,296	627
Net cash provided by operating activities	112,166	130,056	103,237
Cash flows from investing activities
Acquisition of property and equipment	(2,359)	(2,744)	(1,614)
Leasehold improvements	(832)	(2,721)	(1,122)
Proceeds from sale of property and equipment	—	—	27
Proceeds from sale of investment securities	16,932	4,598	4,101
Purchase of investment securities	(5,000)	—	(20,000)
Change in restricted cash	—	(145)	(1,040)
Net cash provided by (used in) investing activities	8,741	(1,012)	(19,648)
Cash flows from financing activities
Partnership distributions	(224,786)	(80,886)	(67,108)
Dividends paid	(14,621)	—	—
Interest rate swap	—	(1,135)	—
Change in other liabilities	(63)	(173)	(214)
Payment of debt issuance costs	—	(2,573)	—
Principle payments on note payable	—	(324,789)	(55,211)
Proceeds from draw on revolving credit facility	—	90,000	—
Proceeds from issuance of notes payable	—	200,000	—
Repayment under revolving credit facility	(90,000)	—	—
Net proceeds from issuance of common stock	653,335	—	—
Payment of costs directly associated with the issuance of Class A common stock	(4,168)	—	—
Purchase of preferred stock and subsidiary equity	(296,755)
Purchase of Class A common units	(76,319)	—	—
Capital invested into Launch Equity	3,150	5,000	6,913
Capital distributed by Launch Equity	—	(285)	—
Net cash provided by (used in) financing activities	(50,227)	(114,841)	(115,620)
Net increase (decrease) in cash and cash equivalents	70,680	14,203	(32,031)
Cash and cash equivalents
Beginning of period	141,159	126,956	158,987
End of period	$211,839	$141,159	$126,956
Supplementary information
Noncash activity:
Issuance of preferred stock	$74,748	$—	$—
Establishment of deferred tax assets - IPO	73,574	—	—
Establishment of amounts payable under tax receivable agreements - IPO	55,358	—	—
Establishment of deferred tax assets - Follow-on	123,888	—	—
Establishment of amounts payable under tax receivable agreements - Follow-on	105,305	—	—
Establishment of contingent value rights	55,440	—	—
Contribution of securities in-kind into Launch Equity	—	—	(19,355)
Capital invested into Launch Equity	—	—	19,355
Supplemental cash flow information:
Interest on borrowings	$11,423	$6,593	$12,420
Interest on interest rate swap	—	985	9,794
Income tax	16,449	541	2,475

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Organization and nature of business
Organization
On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) completed its initial public offering of 12,712,279 Class A common shares (the “IPO”). APAM was formed in 2011 as a subsidiary of Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”). APAM was formed for the purpose of becoming the general partner of Holdings in connection with the IPO. The reorganization established the necessary corporate structure to complete the IPO while at the same time preserving the ability of the firm to conduct operations through Holdings and its subsidiaries. See Note 2, “Reorganization and IPO” for more information on the reorganization and IPO.
As part of the reorganization, APAM became the sole general partner of Holdings. As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At December 31, 2013, APAM’s total economic interest in Holdings approximated 29% of Holdings’ economics.
Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner. Artisan Partners Holdings LP is a holding company for the investment management business conducted under the name “Artisan Partners”. The partnership interests in Artisan Partners Holdings consist of general partner units, Class A, B, D and E common units and preferred units. The Class A, B, D and E common units and the preferred units are limited partner interests. Initial outside investors hold the Class A common units. Artisan employees hold the Class B common units. Artisan Investment Corporation holds the Class D common units. Former Artisan employees hold the Class E common units.

Artisan Partners Holdings is a limited partnership organized in the State of Delaware on December 9, 1994, which commenced operations on January 1, 1995. Artisan Partners Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC (“AIGP”), controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S.
Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds” or the “Funds”), known as Artisan Funds, Inc. until July 2011 and Artisan Partners Global Funds PLC ("Artisan Global Funds"). Artisan Funds is a series of thirteen open-end, diversified mutual funds registered under the Investment Company Act of 1940, as amended, that are distributed to both institutional and retail investors on a no-load basis and to which APLP also provides certain administrative services. Artisan Global Funds is a family of Ireland-domiciled funds.

APLP has an agreement to serve as the investment manager of Artisan Partners Launch Equity Fund LP (“Launch Equity”), which is a private investment partnership in which the investors are certain partners and employees (or entities beneficially owned by such persons) of Artisan Partners Holdings. Artisan Partners Alternative Investments GP LLC (“Artisan Alternatives”), a wholly-owned subsidiary of Artisan Partners Holdings, is the general partner of Launch Equity. Launch Equity commenced operations on July 25, 2011.

Artisan Partners Distributors LLC (“ADLLC”) is a wholly-owned subsidiary of Artisan Partners Holdings. ADLLC is a limited purpose broker/dealer registered with the Financial Industry Regulatory Authority that serves solely as principal distributor of the shares of Artisan Funds and does not execute trades on behalf of clients.

The consolidated financial statements include the accounts of APAM and all of its majority owned and controlled subsidiaries. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the "Company".
Nature of Business
Artisan is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan’s operations are conducted through Artisan Partners Holdings and its subsidiaries.
As of December 31, 2013, Artisan had five autonomous investment teams overseeing thirteen distinct U.S., non-U.S. and global investment strategies. Artisan is currently establishing its sixth autonomous investment team, which will manage the Artisan High Income strategy. This strategy, which will be Artisan’s first fixed income strategy, is expected to launch in the first half of 2014.
Each current strategy is offered through multiple investment vehicles to accommodate a broad range of client mandates. Artisan offers its investment management services primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have long-term investment horizons.

Note 2. Reorganization and IPO
Reorganization
In connection with the IPO, APAM and Holdings entered into a series of transactions in order to reorganize their capital structures and complete the IPO. The reorganization transactions included, among others, the following:
•Appointment of APAM as the sole general partner of Holdings.

•
Modification of APAM’s capital structure into three classes of common stock and a series of convertible preferred stock. Shares of Class B common stock, Class C common stock and convertible preferred stock were issued to pre-IPO partners of Holdings. A description of these shares is included in Note 10, “Stockholders' Equity”.

•
Merger (the “H&F Corp Merger”) into APAM of a corporation (“H&F Corp”) that at the time of the merger was a holder of preferred units and contingent value rights (“Partnership CVRs”) issued by Holdings and Class C common stock of APAM. As consideration for the merger, the shareholder of H&F Corp received shares of APAM’s convertible preferred stock, contingent value rights (“APAM CVRs”) issued by APAM, and the right to receive an amount of cash equal to H&F Corp’s share of the post-IPO distribution of Holdings pre-IPO retained profits.

•
Entry by APAM into two tax receivable agreements (“TRAs”), one with the pre-merger shareholder of H&F Corp and the other with each limited partner of Holdings. Pursuant to the first TRA, APAM will pay to the counterparty a portion of certain tax benefits realized by APAM as a result of the H&F Corp Merger. Pursuant to the second TRA, APAM will pay to the counterparties a portion of certain tax benefits realized by APAM as a result of the purchase of Class A common units in connection with the IPO and future redemptions or exchanges of limited partner units of Holdings for APAM Class A common stock. The TRAs are further described in Note 3, “Summary of Significant Accounting Policies — Tax Receivable Agreements”.

Because APAM and Holdings were under common control at the time of the reorganization, APAM’s acquisition of control of Holdings was accounted for as a transaction among entities under common control. The consolidated financial statements of APAM reflect the following:

•
Statements of Financial Condition - The assets, liabilities and equity of Holdings and of APAM have been carried forward at their historical carrying values. The historical partners’ deficit of Holdings is reflected as a noncontrolling interest.

•
Statements of Operations, Comprehensive Income and Cash Flows - The historical consolidated statements of Holdings have been consolidated with the statements of operations, comprehensive income and cash flows of APAM.

Modification of Artisan Partners Holdings’ Units
As part of the reorganization, the limited partner units of Holdings were modified. In addition to modification of the voting and other rights with respect to each class of units, the following modifications were made to the Class B common units and the preferred units:

•
The Class B common units of Holdings, which are held by employee-partners, were modified to eliminate a cash redemption feature. Prior to the reorganization, the terms of the Class B unit award agreements required Holdings to redeem the units from a holder whose employment by Artisan had been terminated. As a result of the redemption feature, Artisan was required to account for the Class B units as liability awards. At the time of the IPO, the amount of the liability was increased to $552.0 million to reflect the value implied by the IPO valuation. Thereafter, as a result of the elimination of the redemption feature, Artisan reclassified the entire liability to equity. The vesting of Class B awards that were unvested at the time of the reorganization will be reflected as “Pre-offering related compensation — share-based awards” over the remaining vesting period (see Note 11, “Compensation and Benefits”).

•
The preferred units of Holdings were modified to eliminate the associated put right. In exchange for the elimination of the put right, Holdings issued Partnership CVRs to the holders of the preferred units. The CVRs were classified as liabilities and the preferred units were reclassified to permanent equity after the modification. As discussed above, in conjunction with the H&F Corp Merger, Artisan Partners Asset Management received modified preferred units and partnership CVRs and issued to the shareholder of H&F Corp convertible preferred stock and APAM CVRs. For each outstanding APAM CVR, APAM was issued one Partnership CVR. The convertible preferred stock and APAM CVRs issued are recorded at the carryover basis of the preferred units and Partnership CVRs originally held by the shareholders of H&F Corp. On November 6, 2013, all of the CVRs were terminated without any payment by us.

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
•to repay $90.0 million outstanding under our revolving credit agreement (see Note 6, “Borrowings”); and

•	to purchase for $76.3 million an aggregate of 2,720,823 Class A common units from certain Class A limited partners of Holdings.

Artisan is using the remaining proceeds for general corporate purposes.
November 2013 Offering
On November 6, 2013, APAM completed a registered public offering of 5,520,000 shares of Class A common stock (the “November 2013 Offering”) and utilized the entire $296.8 million of net proceeds to purchase 4,152,665 preferred units of Artisan Partners Holdings, APAM’s direct subsidiary, and 1,367,335 shares of APAM convertible preferred stock. The offering and subsequent purchase of shares and units had following impact on the consolidated financial statements:

•	The CVRs were terminated and the associated $5.9 million liability was eliminated.

•
APAM received 5,520,000 GP units of Holdings, which increased APAM’s ownership interest in Holdings from 24% to 29%. See Note 8, “Noncontrolling interest - Holdings” for the impact of the change in ownership.

•
APAM’s purchase of Holdings’ preferred units with a portion of the net proceeds resulted in an increase to deferred tax assets of approximately $123.9 million and an increase in amounts payable under tax receivable agreements of approximately $105.3 million.

•
The purchase price of the convertible preferred stock exceeded its carrying value on APAM’s consolidated balance sheet by $32.2 million, which is considered a deemed dividend and is subtracted from net income to calculate income available to common stockholders in the calculation of earnings per share. The purchase of subsidiary preferred equity resulted in a similar deemed dividend, which reduced net income available to common stockholders by $19.5 million in the calculation of earnings per share.

Note 3. Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements were prepared in accordance with U.S. GAAP and related rules and regulations of the SEC. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates or assumptions.
Principles of consolidation
Artisan’s policy is to consolidate all subsidiaries in which it has a controlling financial interest and variable interest entities (“VIEs”) of which Artisan is deemed to be the primary beneficiary. The primary beneficiary is deemed to be the entity that has the power to govern the financial and operating policies of the subsidiary so as to obtain benefits from its activities. The consolidated financial statements include the accounts of APAM, all subsidiaries in which APAM has a direct or indirect controlling financial interest and VIEs of which Artisan is deemed to be the primary beneficiary. All material intercompany balances have been eliminated in consolidation.
At December 31, 2013 and December 31, 2012, Artisan’s wholly-owned subsidiary, Artisan Partners Alternative Investments GP LLC, was the general partner of Artisan Partners Launch Equity LP (“Launch Equity”), a private investment partnership that is considered a VIE. Launch Equity is considered an investment company and therefore accounted for under Accounting Standard Codification Topic 946, “Financial Services – Investment Companies”. Artisan has retained the specialized industry accounting principles of this investment company in its consolidated financial statements. See Note 9, “Variable and Voting Interest Entities” for additional details.
The Company makes initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, APAM consolidates the investment, and the underlying individual securities will be accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments, as described below under “Investment Securities”. APAM currently does not have a controlling financial interest in any of its seed investments.
Tax Receivable Agreements (“TRAs”)
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
For purposes of the TRAs, cash savings in tax are calculated by comparing APAM’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs, unless certain assumptions apply. The TRAs will continue in effect until all such tax benefits have been utilized or expired, unless APAM exercises its right to terminate the agreements or payments under the agreements are accelerated in the event that APAM materially breaches any of its material obligations under the agreements. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges by the holders of limited partnership units, the price of the Class A common stock or the value of the convertible preferred stock, as the case may be, at the time of the exchange, whether such exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest.
Payments under the TRAs, if any, will be made pro rata among all TRA counterparties entitled to payments on an annual basis to the extent APAM has sufficient taxable income to utilize the increased depreciation and amortization charges. Artisan expects to make payments under the TRAs, to the extent they are required, within 125 days after APAM’s federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue at a rate equal to one-year LIBOR plus 100 basis points from the due date (without extension) of such tax return.
Operating segments
Artisan operates in one segment, the investment management industry. Artisan provides investment management services to separate accounts and mutual funds and other pooled investment vehicles. Management assesses the financial performance of these vehicles on a combined basis.
Cash and cash equivalents
Artisan defines cash and cash equivalents as money market funds and other highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost, which approximates fair value due to the short-term nature and liquidity of these financial instruments. For disclosure purposes, cash and cash equivalents are categorized as Level 1 in the fair value hierarchy. Cash and cash equivalents are subject to credit risk and were primarily maintained in demand deposit accounts with financial institutions or treasury money market funds.
Cash and cash equivalents of Launch Equity
Cash and cash equivalents of Launch Equity represent cash and equivalents of Launch Equity, a private investment partnership that is considered a VIE. Launch Equity defines cash and cash equivalents as highly liquid investments which have original maturities of 60 days or less. Cash and cash equivalents of Launch Equity are stated at cost, which approximates fair value. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Foreign currency translation
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year-end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustment for foreign operations is included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). The cumulative effect of translation adjustments is included in Accumulated other comprehensive income (loss) and Noncontrolling interest - Artisan Partners Holdings in the Consolidated Statements of Financial Condition, based on current ownership levels.
Accounts receivable
Accounts receivable are carried at invoiced amounts and consistent primarily of investment management fees that have been earned, but not yet received from clients. Due to the short-term nature and liquidity of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2013, 2012 and 2011.
Accounts receivable of Launch Equity
Accounts receivable of Launch Equity represents the value of securities sold by Launch Equity but not yet settled. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Investment securities
Investment securities consist of investments in equity mutual funds for which Artisan is the investment adviser and are classified as available-for-sale. These securities include securities held in connection with an incentive compensation plan established during 2011. This incentive compensation plan provided certain portfolio managers with additional cash compensation over a three-year period based on the then-current value of the investment securities, which were shares of mutual funds managed by such portfolio managers. As of December 31, 2013, the plan ended and all related investment securities were sold. Investments provide exposure to various risks, including price risk (the risk of a potential future decline in value of the investment) and foreign currency risk. Investments in registered mutual funds are carried at fair value at their respective net asset values as of the valuation date. Fair value is defined as the price that Artisan would expect to have received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Unrealized gains (losses) on available-for-sale securities are recorded as a component of Other comprehensive income (loss). Dividend income from these investments is recognized when earned and is included in Net investment income in the Consolidated Statements of Operations. Realized gains (losses) are computed on a specific identification basis and are recorded in Net investment income in the Consolidated Statements of Operations.
Investment securities of Launch Equity
Investment securities of Launch Equity represent investments held by Launch Equity. The carrying value of Launch Equity’s investments is also their fair value. Long and short positions in equity securities are valued based upon closing market prices of the security on the principal exchange on which the security is traded. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Property and equipment
Property and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Depreciation for leasehold improvements is recognized over the applicable life of the asset class, typically the lesser of the economic useful life of the improvement or the remaining term of the lease. Property and equipment is tested for impairment when there is an indication that the carrying amount of an asset may not be recoverable. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess, if any, of the carrying value of the asset over its fair value.
Restricted cash
Restricted cash represents cash that is restricted as collateral on a standby letter of credit related to a lease obligation.
Derivative instruments
Artisan used derivative instruments (interest rate swaps) to manage the interest rate exposure related to its $400 million variable rate term loan, which was re-financed in 2012. Artisan originally designated its interest rate swaps as a hedge of the benchmark interest rate on future interest payments to remove the exposure to variations in cash flows related to interest expense. Artisan monitored its position and the credit rating of the counterparties and did not anticipate non-performance by any party to the interest rate swaps.
The interest rate swaps were carried at fair value. During the year ended December 31, 2011, Artisan discontinued the hedge accounting relationship related to the cash flow hedge. As such, cumulative amounts recorded in Total comprehensive income (loss) were reclassified to current earnings as Other non-operating income (loss). Changes in fair value occurring after the date of discontinuance were recorded as Other non-operating income (loss).
During the year ended December 31, 2012, Artisan terminated the interest rate swap contract in connection with the repayment of all of the then-outstanding principal amount of the $400 million term loan. Final settlement of the swap contract was $1.1 million. See Note 7, “Derivative Instruments”, for additional details.
Payables of Launch Equity
Payables of Launch Equity represent payables for securities purchased by Launch Equity but not yet settled. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Securities sold, not yet purchased of Launch Equity
Securities sold, not yet purchased of Launch Equity represent securities, at fair value, sold short by Launch Equity. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Revenue recognition
Investment management fees are generally computed as a percentage of assets under management and recognized as earned. Fees for providing investment advisory services are computed and billed in accordance with the provisions of the applicable investment management agreements. The investment management agreements for a small number of accounts provide for performance-based fees. Performance-based fees, if earned, are recognized on the contractually determined measurement date. Performance-based fees generally are not subject to claw back as a result of performance declines subsequent to the most recent measurement date.

Unit-based compensation
In accordance with the provisions of Artisan Partners Holdings’ partnership agreement and the terms of the corresponding grant agreements, Class B interests reclassified as Class B common units granted to the Class B limited partners of Holdings are generally entitled to pro rata allocations of profits and losses and other items and distributions of cash and other property. Class B common units vest ratably over a five-year vesting period, beginning on the date of grant. Vesting is accelerated upon the occurrence of certain events, including a change in control as defined in the grant agreements.
Prior to the IPO Reorganization, vested Class B common units were classified as share-based liability awards. Vested Class B common units of a terminated partner were redeemed in cash, generally in annual installments over the five years following termination of employment. The Partnership redeemed the vested Class B common units at a value determined in accordance with the terms of the grant agreement pursuant to which the common units were granted, which included a premium in the case of employment terminated by reason of death, disability or retirement. The redemption value of Class B common units had been calculated assuming a holder’s termination of employment was the result of resignation or involuntary termination by Artisan and had been recorded as Class B liability award in the Consolidated Statements of Financial Condition. For individuals who had given notice of retirement in accordance with their grant agreements and such notice has been accepted by Artisan, the redemption value of the Class B common units had been calculated using the retirement valuation as of the notice date. Prior to April 6, 2011, compensation cost was measured at the grant date based on the intrinsic value of the common units granted. Intrinsic value was determined using the redemption value of the Class B awards. On and after April 6, 2011, compensation cost was measured at the grant date based on the fair value of the common units granted. Compensation cost was recognized as expense over the requisite service period for vesting, typically five years. Compensation cost was re-measured each period with any incremental changes in value subsequent to the grant date expensed over the remaining vesting period. Changes in value that occurred after the end of the vesting period were recorded as compensation cost in the period in which the changes occur through settlement of the common units. Distributions of the Partnership’s net income associated with Class B common units were recorded to Compensation and benefits expense. During 2013, the Class B common units were modified, which eliminated the cash redemption feature and liability classification. See Note 11, “Compensation and Benefits" for details on the modification of these awards.
Share-based compensation
Share-based compensation expense is recognized based on grant-date fair value on a straight-line basis over the vesting period of the awards, adjusted for estimated forfeitures. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. The awards generally vest ratably over a five-year vesting period, beginning on the date of grant.
Distribution fees
Artisan Funds has authorized certain financial services companies, broker-dealers, banks or other intermediaries, and in some cases, other organizations designated by an authorized intermediary to accept purchase, exchange, and redemption orders for shares of Artisan Funds on the funds’ behalf. Many intermediaries charge a fee for accounting and shareholder services provided to fund shareholders on the fund’s behalf. Those services typically include recordkeeping, transaction processing for shareholders’ accounts, and other services. The fee is either based on the number of accounts to which the intermediary provides such services or a percentage of the average daily value of fund shares held in such accounts. The funds pay a portion of such fees, which are intended to compensate the intermediary for its provision of services of the type that would be provided by the fund’s transfer agent or other service providers if the shares were registered directly on the books of the fund’s transfer agent. Artisan pays the balance of those fees which includes compensation to the intermediary for its distribution and marketing of Artisan Funds shares. Artisan Global Funds have distribution arrangements pursuant to which the Artisan is required to pay a portion of its investment management fee for distribution and marketing of Artisan Global Funds shares.
Distribution fees paid to intermediaries were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Total intermediary fees incurred	$112,360	$88,818	$86,166
Less: fees incurred by Artisan Funds	78,036	62,736	61,431
Fees incurred by Artisan	34,324	26,082	24,735
Other marketing expenses	4,074	2,908	1,439
Total distribution and marketing	$38,398	$28,990	$26,174
Accrued fees to intermediaries were $5.4 million and $3.6 million as of December 31, 2013 and 2012, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

Leases
Rent under non-cancelable operating leases with scheduled rent increases and decreases is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. Allowances and other lease incentives provided by Artisan’s landlords are amortized on a straight-line basis as a reduction of rent expense. The difference between straight-line rent expense and rent paid and the unamortized deferred lease costs and build-out allowances are recorded as Deferred lease obligations in the Consolidated Statements of Financial Condition.
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan's results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2013, 2012, and 2011. There is currently no litigation in process or outstanding.
Income taxes
As a limited partnership, Artisan Partners Holdings has not made a provision for income taxes because it is not subject to Federal income tax and certain state income taxes. It is the responsibility of Artisan Partners Holdings’ partners to separately report their proportionate share of Artisan Partners Holdings’ taxable income or loss.
As a result of the IPO, APAM became subject to U.S. C-corporation federal and state income taxes on its allocable portion of the income of Artisan Partners Holdings. During the years ended December 31, 2012 and 2011, APAM was not allocated any of Holdings’ income and therefore did not incur any U.S. income tax.
Artisan accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Artisan recognizes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Artisan accounts for uncertain income tax positions by recognizing the impact of a tax position in its consolidated financial statements when Artisan believes it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authorities based on the technical merits of the position.
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
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of December 31, 2013	As of December 31, 2012
Unrealized gain on investments	$303	$—
Foreign currency translation	75	—
Accumulated Other Comprehensive Income (Loss)	$378	$—
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the economic interests in Holdings held by the limited partners of Holdings. For periods prior to the IPO, all comprehensive income (loss) is entirely attributable to noncontrolling interests.

Partnership distributions
Artisan makes distributions of its net income to its partners (or former partners) for income taxes as required under the terms of Artisan Partners Holdings’ partnership agreement. Tax distributions are calculated utilizing the highest combined individual federal, state and local income tax rate among the various locations in which the partners (or former partners), as a result of owning their interests in the partnership, are subject to tax, assuming maximum applicability of the phase-out of itemized deductions contained in the Internal Revenue Code, multiplied by each partner’s (or former partner’s) share of taxable income. Artisan also makes additional distributions under the terms of the partnership agreement. Distributions are recorded in the financial statements on the declaration date. Partnership distributions, excluding distributions to APAM, totaled $290.5 million, $135.0 million and $122.8 million for the years ended December 31, 2013, 2012, and 2011, respectively, and are reported either as Pre-offering related compensation-other within the Consolidated Statements of Operations or Partnership distributions within the Consolidated Statements of Changes in Stockholders’ Equity, depending on the timing of distributions.
Earnings per Share
Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Income available to Class A common stockholders is computed by deducting from net income attributable to APAM, dividends declared or paid to convertible preferred stockholders during the period and allocating undistributed earnings to the Class A common shares and participating securities, according to their respective rights to participate in those earnings. Prior to the IPO and related reorganization on March 12, 2013, all income for was entirely allocable to noncontrolling interests. As a result, APAM had no earnings per share for the years ended December 31, 2012 and 2011.
Recent accounting pronouncements
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU also requires presentation, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, such disclosure is only required if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity should cross-reference to other disclosures that provide additional detail about those amounts. Artisan adopted the ASU prospectively in the first quarter of 2013 and included the new disclosure requirements in the Consolidated Statements of Comprehensive Income.
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU clarifies the interaction between ASC 810-10, Consolidation-Overall, and ASC 830-30, Foreign Currency Matters-Translation of Financial Statements, when releasing the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this new guidance is not expected to have a financial impact on Artisan’s consolidated financial statements.
In June 2013, the FASB issued ASU 2013-08, Investment Companies (Topic 946). The ASU changes the approach to the investment company assessment in Topic 946, clarifying the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. This update would also require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting and to include additional disclosures. The ASU is effective for reporting periods beginning after December 15, 2013. The adoption of this new guidance is not expected to have a financial impact on Artisan’s consolidated financial statements.

Note 4. Investment Securities
The disclosures below include details of Artisan’s investments. Investments held by Launch Equity are described in Note 9, “Variable and Voting Interest Entities”.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
Equity mutual funds	$6,190	$1,614	$—	$7,804
December 31, 2012
Equity mutual funds	$13,335	$1,906	$—	$15,241
Artisan’s investments in equity mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss). Dividends, including capital gain distributions, earned on mutual fund investments totaled $1.0 million, $0.2 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Realized gains on the sale of investment securities totaled $4.1 million, $0.5 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013 and 2012, Artisan held no available-for-sale securities in an unrealized loss position.
Note 5. Fair Value Measurements
The table below presents information about Artisan’s assets and liabilities that are measured at fair value and the valuation techniques Artisan utilized to determine such fair value. The fair value of financial instruments held by Launch Equity is presented in Note 9, “Variable and Voting Interest Entities”. The fair value of Artisan’s borrowings is presented in Note 6, “Borrowings”. In accordance with ASC 820, fair value is defined as the price that Artisan would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment. The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

•	Level 1 – Observable inputs such as quoted (unadjusted) market prices in active markets for identical securities.

•	Level 2 – Other significant observable inputs (including but not limited to quoted prices for similar instruments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3—Significant unobservable inputs (including Artisan’s own assumptions in determining fair value).
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2013 and 2012:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets
Cash and cash equivalents	$211,839	$211,839	$—	$—
Equity mutual funds	7,804	7,804	—	—

December 31, 2012
Assets
Cash and cash equivalents	$141,159	$141,159	$—	$—
Equity mutual funds	15,241	15,241	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of marketable open-end mutual funds or UCITS. There were no Level 3 assets or liabilities as of December 31, 2013 and 2012.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the year ended December 31, 2013 and 2012.

Contingent Value Rights (“CVRs”)
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs to the holders of Holdings’ preferred units and APAM’s convertible preferred stock, respectively. APAM held one Partnership CVR for each APAM CVR outstanding. On November 6, 2013, the CVRs were terminated in connection with the November 2013 Offering.
The CVRs were considered derivative instruments under ASC 815, Derivatives and Hedging, and accordingly were recorded as a liability at fair value on the balance sheet until they were terminated on November 6, 2013. Changes in the fair value of these derivative instruments have been recorded in earnings as a net gain (loss) on the valuation of contingent value rights in the period of change.
Because the CVRs were not traded and therefore there was no market price for them, the fair value of the CVR liability was determined using a Monte Carlo pricing model. Monte Carlo simulation is often used to value complex derivative instruments by simulating various path-dependent conditions. The observable and unobservable assumptions used in the pricing model to estimate future stock prices at the termination date are included in the table below. Artisan’s nonperformance or credit risk was embodied within the Monte Carlo pricing model through the discount rate assumption. As of November 6, 2013, there were no changes in credit risk that would have had an adverse impact on the CVR valuation. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of Artisan’s management.
Significant unobservable inputs include expected volatility, dividend yield rate, and discount rate. Significant increases in the discount rate and expected volatility would result in a significantly lower fair value measurement. Significant increases in the dividend yield rate would result in a significantly higher fair value measurement.

November 6, 2013
Observable assumptions:
Price per share of Class A common stock	$61.25
Remaining term of CVRs	2.68 years
Unobservable assumptions:
Expected price volatility of Class A common stock	32.00%
Dividend yield rate	4.40%
Discount rate	5.00%
The unobservable assumptions were derived as follows:

•	Expected price volatility of Class A common stock - based on the average historical 2.68-year volatility of a peer group of public companies selected by management.

•	Dividend yield rate - based on management’s assumptions of future dividends on Class A common stock and the price per share of Class A common stock.

•	Discount rate - based on the average of Artisan’s borrowing rate and similar rates observed among a peer group of public companies selected by management.
As of November 6, 2013, the fair value of the CVRs was $5.9 million based on the assumptions above. For the year ended December 31, 2013, gains of $49.6 million were recorded in other non-operating gains (losses) to reflect a decrease in the estimated fair value of the CVRs. On November 6, 2013, the CVRs were terminated and the liability was eliminated.
The following table is a reconciliation of the beginning and ending balance of the liability measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2013:

Balance at December 31, 2012	$—
Issuance of contingent value rights	55,440
(Gains) losses included in earnings	(49,570)
Liability extinguished upon termination	5,870
Balance at December 31, 2013	$—

Note 6. Borrowings
Artisan’s borrowings consist of the following:

		December 31, 2013		December 31, 2012
	Maturity	Outstanding Balance	Interest Rate Per Annum	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA	90,000	1.96%	(1)
Senior notes
Series A	August 2017	60,000	4.98%	60,000	4.98%
Series B	August 2019	50,000	5.32%	50,000	5.32%
Series C	August 2022	90,000	5.82%	90,000	5.82%
Total borrowings		$200,000		$290,000
(1) Interest rate under revolving credit agreement represents LIBOR plus the applicable margin as of December 31, 2012.
The fair value of borrowings was approximately $197.6 million as of December 31, 2013. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 5, “Fair Value Measurements”.
Term Loan - On July 3, 2006, Holdings entered into an unsecured five-year term loan agreement with a syndicate of lenders in the principal amount of $400.0 million. In November 2010, the term loan agreement was amended and the aggregate outstanding principal amount was reduced to $380.0 million. The maturity date of the loan was extended to July 1, 2013, for $363.0 million of the loan outstanding. The remaining $17.0 million of the loan matured on July 1, 2011. The amended term loan generally bore interest at a rate equal to, at the Company's election, (i) LIBOR plus an applicable margin depending on Holdings’ leverage ratio (as defined in the Term Loan agreement) or (ii) an alternate base rate plus an applicable margin depending on Holdings’ leverage ratio.
On August 16, 2012, Holdings issued $200.0 million in senior unsecured notes and entered into a $100.0 million five-year revolving credit agreement and repaid all of the then-outstanding principal under the term loan.
Revolving credit agreement - Any loans outstanding under the revolving credit agreement bear interest at a rate equal to, at the Company's election, (i) LIBOR adjusted by a statutory reserve percentage plus an applicable margin ranging from 1.50% to 3.00%, depending on Holdings’ leverage ratio (as defined in the revolving credit agreement) or (ii) an alternate base rate equal to the highest of (a) prime rate plus 0.50%, (b) the federal funds effective rate plus 0.50%, and (c) the daily one-month LIBOR adjusted by a statutory reserve percentage plus 1.00%, plus, in each case, an applicable margin ranging from 0.50% to 2.00%, depending on Holdings’ leverage ratio. Unused commitments under the revolving credit agreement bear interest at a rate that ranges from 0.175% to 0.625%, depending on Holdings’ leverage ratio.
In connection with the closing of the IPO, Artisan paid all of the then-outstanding principal amount of loans under the revolving credit agreement. As of December 31, 2013, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.
Senior notes - The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio.
Interest expense incurred on the term loan, unsecured notes and revolving credit agreement was $11.4 million, $10.1 million and $10.6 million for the year ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2014	$—
2015	—
2016	—
2017	60,000
Thereafter	140,000
$200,000

Note 7. Derivative Instruments
Prior to August 16, 2012, Holdings was a party to a forward starting interest rate swap with a counterparty that had a total notional value of $200 million upon issuance, a start date of July 1, 2011, and a final maturity date of July 1, 2013. Holdings entered into that agreement on November 22, 2010. The counter-party under this forward starting interest rate swap contract paid Holdings variable interest at the three-month LIBOR rate, and Holdings paid the counterparty a fixed interest rate of 1.04%. This forward starting interest rate swap effectively converted the amended term loan into fixed rate debt to the extent of the notional value of the swap contract, in order to manage interest rate risk on the amended term loan. On December 14, 2011, Holdings discontinued the hedge accounting treatment of the swap because the hedged forecasted transaction was no longer probable of occurring. All prospective fair value changes of the derivative were recognized in earnings. On August 16, 2012, Holdings terminated the swap in connection with the repayment of the entire then-outstanding principal amount of the term loan and made a required final swap settlement payment of $1.1 million. Net interest expense incurred on the interest rate swap was $0.7 million and $6.9 million for the years ended December 31, 2012 and 2011, respectively.
See Note 5, “Fair Value Measurements” for information regarding the contingent value rights.

The following tables present gains (losses) recognized on derivative instruments for the year ended December 31, 2013 and 2012:

		For the Year Ended December 31,
		2013		2012		2011
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses
Contingent value rights	Net gain on the valuation of contingent value rights	$49,570	$—	$—	$—	$—	$—
Interest rate swap	Other non-operating income (loss)	—	—	—	(69)	—	(1,933)
Total		$49,570	$—	$—	$(69)	$—	$(1,933)
Note 8. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan's historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. As of December 31, 2013, APAM held approximately 29% of the economic interests in Holdings. “Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings” in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings. All income for the periods prior to March 12, 2013, is entirely attributable to noncontrolling interests.
During the year ended December 31, 2013, APAM’s ownership interest in Holdings increased due to (i) the issuance of 1,575,157 Holdings’ GP units corresponding to 1,575,157 restricted shares of Class A common stock issued by APAM during the period, (ii) the issuance of 5,520,000 Holdings’ GP units corresponding to the 5,520,000 shares of Class A common stock issued during the period, (iii) APAM’s purchase and retirement of 4,152,665 common units and 1,367,335 common preferred units of Holdings and (iv) the forfeiture of 82,655 common units of Holdings as a result of the termination of employment of employee-partners. Since APAM continues to have a controlling interest in Holdings, changes in ownership of Holdings are accounted for as equity transactions. Additional paid-in capital and Noncontrolling interest - Artisan Partners Holdings in the Consolidated Statements of Financial Condition are adjusted to reallocate Holdings’ historical equity to reflect the change in APAM’s ownership of Holdings.
As a result of the change in ownership, a deficit of $50.3 million was transferred to Additional paid-in capital from Noncontrolling interest - Artisan Partners Holdings. Additionally, accumulated other comprehensive income was adjusted to reflect the change in ownership interest through a $0.1 million reduction to Noncontrolling interest - Artisan Partners Holdings and a $0.1 million increase to Accumulated other comprehensive income. The increased ownership level also resulted in a $0.3 million decrease in Deferred tax assets and Accumulated other comprehensive income in the consolidated statements of financial condition. The impact of the change in APAM’s ownership interests in Holdings is reflected in Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax in the Consolidated Statement of Changes in Stockholders’ Equity.

Note 9. Variable and Voting Interest Entities
Artisan Funds and Artisan Global Funds
Artisan serves as the investment adviser for Artisan Partners Funds, Inc. (“Artisan Funds”), a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and Artisan Partners Global Funds plc (“Artisan Global Funds”), a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). While Artisan holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), Artisan does not have a controlling financial interest or a majority voting interest and, as such, does not consolidate these entities.
Artisan Partners Launch Equity LP
Artisan serves as the investment adviser for Launch Equity, a private investment partnership which seeks to achieve returns primarily through capital appreciation, while also mitigating market risk through the use of hedging strategies. Artisan receives management fees as compensation for services provided as the investment adviser. Artisan also maintains, through Artisan Partners Alternative Investments GP LLC, a direct equity investment in the fund and receives an allocation of profits based upon Launch Equity’s net capital appreciation during a fiscal year. Each of these represents a variable interest in the fund.
The limited partners of Launch Equity are certain Artisan employees and are considered related parties. Artisan has determined that Launch Equity is a variable interest entity (“VIE”) as (a) the voting rights of the limited partners are not proportional to their obligations to absorb expected losses and rights to receive expected residual returns and (b) substantially all of Launch Equity’s activities either involve or are conducted on behalf of the limited partners (the investors that have disproportionately few voting rights) and their related parties (including Artisan).
Launch Equity qualifies for deferral of the current consolidation guidance for VIEs; therefore the consolidation assessment is based on previous consolidation guidance. This guidance requires an analysis of which party, through holding interests directly or indirectly in the entity or contractually through other variable interests, such as management and incentive fees, would absorb a majority of the expected variability of the entity. In determining whether Artisan is the primary beneficiary of Launch Equity, both qualitative and quantitative factors such as voting rights of the equity holders, economic participation of all parties, including how fees are earned, related party ownership and the level of involvement Artisan had in the design of the VIE, were considered. It was concluded that Artisan was the primary beneficiary as the related party group absorbs a majority of the variability associated with Launch Equity and Artisan is the member within the related party group that is most closely associated with the VIE. Although Artisan has only a minimal equity investment in Launch Equity, as the general partner, controls Launch Equity’s management and affairs. In addition, the fund was designed to attract third party investors to provide an economic benefit to Artisan in the form of quarterly management fees and an annual incentive fee based upon the net capital appreciation of the fund. Also, in the ordinary course of business, Artisan may choose to waive certain fees or assume operating expenses of the fund. As a result, it was concluded that Artisan is the primary beneficiary of Launch Equity and its results are included in Artisan's consolidated financial statements.
Artisan's maximum exposure to loss from its involvement with Launch Equity is limited to its equity investment of $1 thousand while the potential benefit is limited to the management and incentive fees received as investment adviser. Therefore, the gains or losses of Launch Equity have not had a significant impact on Artisan's results of operations, liquidity or capital resources. Artisan has no right to the benefits from, nor do they bear the risks associated with, Launch Equity’s investments, beyond Artisan's minimal direct investment in Launch Equity. If Artisan were to liquidate, the assets of Launch Equity would not be available to its general creditors and as a result, Artisan does not consider investments held by Launch Equity to be Artisan's assets.
The following tables reflect the impact of consolidating Launch Equity’s assets and liabilities into the Consolidated Statement of Financial Condition as of December 31, 2013 and December 31, 2012 and results into the Consolidated Statement of Operations for the year ended December 31, 2013, 2012 and 2011.

Condensed Consolidating Statements of Financial Condition

	December 31, 2013				December 31, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Cash and cash equivalents	$211,839	$—	$—	$211,839	$141,159	$—	$—	$141,159
Cash and cash equivalents of Launch Equity	—	19,156	—	19,156	—	10,180	—	10,180
Accounts receivable	64,110	—	—	64,110	46,022	—	—	46,022
Accounts receivable of Launch Equity	—	7,428	—	7,428	—	10,595	—	10,595
Investment securities of Launch Equity	1	63,364	(1)	63,364	1	46,237	(1)	46,237
Other assets	215,501	—	—	215,501	33,367	—	—	33,367
Total assets	$491,451	$89,948	$(1)	$581,398	$220,549	$67,012	$(1)	$287,560

Payables of Launch Equity	$—	$7,485	$—	$7,485	$—	$10,726	$—	$10,726
Securities sold, not yet purchased of Launch Equity	—	31,990	—	31,990	—	19,586	—	19,586
Other liabilities	409,612	—	—	409,612	572,769	—	—	572,769
Total liabilities	409,612	39,475	—	449,087	572,769	30,312	—	603,081
Redeemable preferred units	—	—	—	—	357,194	—	—	357,194
Total stockholders’ equity	43,779	—	—	43,779	—	—	—	—
Noncontrolling interest - Artisan Partners Holdings	38,060	1	(1)	38,060	(709,414)	1	(1)	(709,414)
Noncontrolling interest - Launch Equity	—	50,472	—	50,472	—	36,699	—	36,699
Total equity (deficit)	81,839	50,473	(1)	132,311	(709,414)	36,700	(1)	(672,715)
Total liabilities and equity	$491,451	$89,948	$(1)	$581,398	$220,549	$67,012	$(1)	$287,560
Condensed Consolidating Statement of Operations

	For the Year Ended
	December 31, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$688,333	$—	$(2,492)	$685,841
Total operating expenses	949,537	—	(2,492)	947,045
Operating income (loss)	(261,204)	—	—	(261,204)
Non-operating income (loss)	42,839	—	—	42,839
Net gains of Launch Equity	—	10,623	—	10,623
Total non-operating income (loss)	42,839	10,623	—	53,462
Income (loss) before income taxes	(218,365)	10,623	—	(207,742)
Provision for income taxes	26,390	—	—	26,390
Net income (loss)	(244,755)	10,623	—	(234,132)
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(269,562)	—	—	(269,562)
Less: Net income attributable to noncontrolling interests - Launch Equity	—	10,623	—	10,623
Net income attributable to Artisan Partners Asset Management Inc.	$24,807	$—	$—	$24,807

Condensed Consolidating Statement of Operations

	For the Year Ended
	December 31, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$506,982	$—	$(1,404)	$505,578
Total operating expenses	459,895	—	(1,404)	458,491
Operating income (loss)	47,087	—	—	47,087
Non-operating income (loss)	(12,280)	—	—	(12,280)
Net gains of Launch Equity	—	8,817	—	8,817
Total non-operating income (loss)	(12,280)	8,817	—	(3,463)
Income (loss) before income taxes	34,807	8,817	—	43,624
Provision for income taxes	1,047	—	—	1,047
Net income	33,760	8,817	—	42,577
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	33,760	—	—	33,760
Less: Net income attributable to noncontrolling interests - Launch Equity	—	8,817	—	8,817
Net income attributable to Artisan Partners Asset Management Inc.	$—	$—	$—	$—

Condensed Consolidating Statement of Operations
	For the Year Ended
	December 31, 2011
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$455,191	$—	$(97)	$455,094
Total operating expenses	300,896	—	(97)	300,799
Operating income (loss)	154,295	—	—	154,295
Non-operating income (loss)	(20,059)	—	—	(20,059)
Net gains of Launch Equity	—	(3,102)	—	(3,102)
Total non-operating income (loss)	(20,059)	(3,102)	—	(23,161)
Income (loss) before income taxes	134,236	(3,102)	—	131,134
Provision for income taxes	1,162	—	—	1,162
Net income (loss)	133,074	(3,102)	—	129,972
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	133,074	(1)	—	133,073
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(3,101)	—	(3,101)
Net income attributable to Artisan Partners Asset Management Inc.	$—	$—	$—	$—

The carrying value of Launch Equity’s consolidated investments is also their fair value. Short and long positions on equity securities are valued based upon closing market prices of the security on the principal exchange on which they are traded. Investments in investment companies are valued at their respective net asset values on the valuation date. Short-term investments, other than repurchase agreements, maturing within sixty days from the valuation date are valued at amortized cost, which approximates market value.
The following table presents the fair value hierarchy levels of investments and liabilities held by Launch Equity which are measured at fair value as of December 31, 2013 and December 31, 2012:

	Assets and Liabilities at Fair Value:
	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets
Cash and cash equivalents	$19,156	$19,156	$—	$—
Investment securities – long position	$63,364	$63,364	$—	$—
Liabilities
Investment securities – short position	$31,990	$31,990	$—	$—

December 31, 2012
Assets
Cash and cash equivalents	$10,180	$10,180	$—	$—
Investment securities – long position	$46,237	$46,237	$—	$—
Liabilities
Investment securities – short position	$19,586	$19,586	$—	$—

Note 10. Stockholders' Equity
APAM - Stockholders’ Equity
As of December 31, 2013, APAM had the following authorized and outstanding equity:

	Shares at December 31, 2013
	Authorized	Outstanding	Voting Rights (1)	Economic Rights (2)
Common shares
Class A, par value $0.01 per share	500,000,000	19,807,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	25,271,889	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	25,206,554	1 vote per share	None

Preferred shares
Convertible preferred, par value $0.01 per share	15,000,000	1,198,128	1 vote per share	Proportionate
(1) Artisan Investment Corporation and each of the Company's employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2013, Artisan's employees held 1,575,157 shares of Class A common stock subject to the agreement and all 25,271,889 outstanding shares of Class B common stock, and Artisan Investment Corporation held 9,627,644 shares of Class C common stock.

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

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid a dividend of $0.43 per share of outstanding Class A common stock during each of the third and fourth quarters of 2013.

APAM issued the following shares during the year ended December 31, 2013:
Class A Common Stock
APAM issued 12,712,279 shares of Class A common stock in the IPO. APAM also granted a total of 16,670 restricted stock units with respect to Class A common stock to non-employee directors in connection with the IPO. Following the first anniversary of the IPO (absent an earlier waiver by APAM), subject to certain conditions and restrictions, each Class A, Class B, Class D and Class E unit of Holdings (together with the corresponding share of Class B or Class C common stock) will be exchangeable for one share of Class A common stock. The preferred units of Holdings (together with the corresponding shares of Class C common stock) will also be exchangeable for Class A common stock, though in certain circumstances on less than a one-for-one basis. APAM's convertible preferred stock is convertible into Class A common stock generally on a one-for-one basis, though in certain circumstances on a less than one-for-one basis.
On July 17, 2013, APAM issued 1,575,157 restricted shares of Class A common stock to its employees and employees of its subsidiaries. In general, these restricted shares will vest pro rata in the third fiscal quarter of each of the next five years.
On November 6, 2013, APAM issued 5,520,000 shares of Class A common stock in the November 2013 Offering. See Note 2, “Reorganization and IPO” further describes the transactions relating to this issuance.
Class B Common Stock
APAM issued 26,271,120 shares of Class B common stock to employee-partners in amounts equal to the number of Class B common units those individuals held in Holdings. Upon termination of employment with Artisan, an employee-partner’s vested Class B common units are automatically exchanged for Class E common units; unvested Class B common units are forfeited. The employee-partner’s shares of Class B common stock are canceled and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the year ended December 31, 2013, 999,231 shares of Class B common stock were canceled as a result of the termination of employment of employee-partners.

Class C Common Stock
APAM issued 28,442,643 shares of Class C common stock to certain investors in Holdings. The number of shares issued was equal to the number of units the investors held in Holdings. During the year ended December 31, 2013, 4,152,665 shares of Class C common stock were purchased from certain investors in Holdings with a portion of the net proceeds received in the November 2013 Offering and 916,576 shares of Class C common stock were issued to former employee-partners in connection with the termination of their employment as described above.
Convertible Preferred Stock
APAM issued 2,565,463 shares of convertible preferred stock in connection with the H&F Corp Merger as described in Note 2, “Reorganization and IPO” and repurchased 1,367,335 shares of the convertible preferred stock with a portion of the net proceeds received in the November 2013 Offering. Shares of APAM convertible preferred stock are convertible into Class A common stock generally on a one-for-one basis, though in certain circumstances on a less than one-for-one basis. When the holders of APAM convertible preferred stock are no longer entitled to preferential distributions, all shares of convertible preferred stock will automatically convert into shares of Class A common stock at the conversion rate plus cash in lieu of fractional shares.
Artisan Partners Holdings - Partners’ Deficit
Prior to the reorganization described in Note 2, “Reorganization and IPO”, Holdings was a private company. Holdings had several outstanding classes of partnership units held by investors.
Holdings historically made distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also made additional distributions of its net income under the terms of the partnership agreement. The distributions have been recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date.
Holdings’ partnership distributions totaled $332.0 million, $135.0 million and $122.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The portion of these distributions made prior to the IPO to the holders of Class B common units (which were classified as liability awards prior to the IPO) are reflected as compensation and benefits expense within the Consolidated Statements of Operations, and totaled $65.7 million, $54.2 million and $55.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The portion of these distributions made prior to the IPO to the other partners of Holdings and, after the IPO, to all partners impact total stockholders’ equity, with the exception of the portion of distributions made to APAM, the general partner of Holdings. Holdings distributions to APAM totaled $41.5 million for the year ended December 31, 2013.
The pre-IPO partners of Holdings received APAM shares in connection with the reorganization and IPO, as described above.

Note 11. Compensation and Benefits

	For the Year Ended December 31,
	2013	2012	2011
Salaries, incentive compensation and benefits (1)	$301,621	$227,258	$198,601
Restricted share compensation expense	7,542	—	—
Total salaries, incentive compensation and benefits	309,163	227,258	198,601
Pre-offering related compensation - share-based awards	404,160	101,682	(21,082)
Pre-offering related compensation - other	143,035	54,153	55,714
Total compensation and benefits	$856,358	$383,093	$233,233
(1) Excluding restricted share compensation expense
Incentive compensation
Cash incentive compensation paid to members of Artisan’s portfolio management teams and members of its marketing and client service teams is based on a formula that is tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and the Company's overall results during the applicable year and is generally paid in the fourth quarter of the year.

Restricted shares
Artisan has filed a registration statement registering 15,000,000 shares of Class A common stock for issuance pursuant to its 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. In July 2013, Artisan’s board of directors approved the issuance of 1,575,157 restricted shares of Class A common stock to Artisan’s employees and employees of its subsidiaries pursuant to the Plan. The shares will vest pro rata over the next five years. Unvested shares are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to voting rights and rights to dividends on unvested and vested shares.

Total compensation expense associated with the July 17 award is expected to be approximately $79.2 million, which will be recognized over the five-year vesting period. The Company recognizes compensation expense, based on estimated grant date fair value, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, based on actual forfeiture activity.
The following table summarizes the restricted share activity for the year ended December 31, 2013:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at December 31, 2012	$—	—
Granted	52.36	1,575,157
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2013	$52.36	1,575,157
Compensation expense recognized related to the restricted shares was $7.6 million for the year ended December 31, 2013. The unrecognized compensation expense for the unvested restricted shares as of December 31, 2013 was $71.6 million with a weighted average recognition period of 4.54 years remaining.
Pre-offering related compensation consists of the following:

	For the Year Ended December 31,
	2013	2012	2011
Change in value of Class B liability awards	$41,942	$101,682	$(21,082)
Class B award modification expense	287,292	—	—
Amortization expense on pre-offering Class B awards	74,926	—	—
Pre-offering related compensation - share-based awards	404,160	101,682	(21,082)

Pre-offering related cash incentive compensation	56,788	—	—
Pre-offering related bonus make-whole compensation	20,520	—	—
Distributions on Class B liability awards	65,727	54,153	55,714
Pre-offering related compensation - other	143,035	54,153	55,714
Total pre-offering related compensation	$547,195	$155,835	$34,632
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

Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. Prior to July 15, 2012, the redemption value of a Class B award was based on the partner’s equity balance which was determined for this purpose using a formula based on then-current EBITDA (excluding share-based compensation charges) multiplied by a stated multiple, adjusted to take into account working capital, debt and noncurrent liabilities associated with Class B partner redemptions. From July 15, 2012 through completion of the IPO-related reorganization, the redemption value of a Class B common unit held by a terminated employee-partner was based on the fair market value of the firm by reference to the value of asset management firms with publicly-traded equity securities. Artisan estimated the aggregate fair value of all outstanding Class B awards in connection with preparation of its financial statements by first determining the value of the business based on the probability weighted expected return method. This approach considered the value of the business, calculated using a discounted cash flow analysis and a market approach using earnings multiples of comparable entities, under various scenarios. Significant inputs included historical revenues and expenses, future revenue and expense projections, discount rates and market prices of comparable entities. The value of the business as determined was then adjusted to take into account working capital, debt and noncurrent liabilities associated with Class B partner redemptions and allocated to individual partnership interests based on their respective terms.
Prior to the IPO Reorganization and IPO, the redemption value of Class B awards held by an employee-partner whose employment was terminated included a premium in the case of employment terminated by reason of death, disability or retirement. A qualifying retirement required the employee to have had 10 years or more of service as of the date of retirement and to have given Artisan written notice of the intention to retire at least three years prior to the date of retirement, subject to Artisan’s right, at its discretion, to accept a period of notice that was shorter, but not less than one year. Acceptance of an individual’s retirement notification obligated Holdings to pay the premium. However, in the event the employee was terminated for any reason during the additional period of employment, the retirement premium was no longer applicable. Artisan considered termination of employment by reason of death or disability to be not probable and therefore, unless Holdings had accepted a partner’s retirement notification, the premium was not included in calculating the redemption value of that partner’s individual Class B award. Unless a retirement notification had been accepted, the redemption value of Class B awards was calculated assuming a holder’s termination of employment was the result of resignation or involuntary termination by Artisan and had been recorded as Class B liability award on the Consolidated Statements of Financial Condition.
As of December 31, 2012, Holdings had accepted three notices of retirement and the redemption value of the related Class B interests was increased to reflect the premium associated with the anticipated redemptions by reason of retirement. Since this premium would apply only upon retirement in accordance with the terms of the grant agreement and notice, the increase in redemption value was treated as a modification of a liability award as of the date Artisan accepted the notice of retirement in 2012 and effectively became obligated to pay the premium on redemption. The premium for those partners giving notice of retirement resulted in a $7.9 million cumulative increase in the award liability as of December 31, 2012. The Class B interests were carried at fair value, reflecting the retirement premium, from the date of Artisan’s acceptance of the retirement notification through the date of the individual’s retirement and the payment obligation was fixed.
The Class B awards of partners whose services to Holdings terminated prior to the IPO will be redeemed for payments totaling $23.0 million and $29.3 million as of December 31, 2013 and December 31, 2012, respectively. Payments of $8.8 million were made for the year ended December 31, 2013. Additionally, the partner redemption liability was increased $2.5 million during 2013 for a partner whose employment terminated in the first quarter prior to the IPO.
The aggregate redemption values and liabilities of the Class B obligation were as follows:

	As of December 31, 2013	As of December 31, 2012
Redemption value:
Vested Class B share-based awards	$—	$225,249
Unvested Class B share-based awards	—	103,052
Purchased Class B share-based awards	—	2,811
Aggregate fair value	$—	$331,112
Liabilities:
Class B share-based awards	$—	$225,249
Redeemed Class B share-based awards	$23,026	$29,257

At December 31, 2012, the aggregate fair value of unrecognized compensation cost for the unvested Class B awards was $103.1 million with a weighted average recognition period of 3.30 years remaining.
Modification of Class B share-based awards
As a part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment is considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. As a result of the modification, Artisan recognized a non-recurring expense of $287.3 million based on the elimination of the redemption feature associated with the Class B awards recorded as the difference between the fair value and carrying value of the liability associated with the vested Class B common units immediately prior to the IPO. For any unvested Class B awards, Artisan will recognize recurring non-cash compensation charges over the remaining vesting period. No additional awards were granted during the year ended December 31, 2013.
The following table summarizes the activity related to unvested Class B awards during the period March 12, 2013 to December 31, 2013:

	March 12, 2013 to December 31, 2013
	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at March 12, 2013	$30.00	9,911,720
Granted	—	—
Forfeited	30.00	(82,655)
Vested	30.00	(2,579,223)
Unvested at December 31, 2013	$30.00	7,249,842
The unrecognized compensation expense for the unvested Class B awards as of December 31, 2013 was $151.9 million with a weighted average recognition period of 2.80 years remaining.
Upon termination of employment with Artisan, an employee-partner’s vested Class B common units are automatically exchanged for Class E common units; unvested Class B common units are forfeited. The employee-partner’s shares of Class B common stock are canceled and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings.
Pre-offering related compensation - other
In addition to the modification of Class B share-based awards, Artisan also incurred pre-offering related compensation charges of $56.8 million to pay cash incentive compensation to certain portfolio managers and $20.5 million representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Holdings’ pre-IPO non-employee partners that instead has been allocated and will be distributed to certain employee-partners. For the current year period prior to the IPO, profits distributions totaling $65.7 million were made to Class B partners, and are also recorded as pre-offering related compensation.
Note 12. Income Taxes and Related Payments
APAM is subject to U.S. federal and state income taxation on APAM’s allocable portion of the income of Holdings. APAM’s effective income tax rate was lower than the U.S. Federal statutory rate and is dependent on many factors, including a rate benefit attributable to the fact that approximately 78% of Holdings’ earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes. Prior to the IPO and reorganization in March 2013, none of Holdings’ earnings were subject to U.S. corporate-level taxes. The provision for income taxes in 2012 represents foreign income taxes of certain foreign corporate subsidiaries.
The H&F Corp Merger described in Note 2, “Reorganization and IPO” resulted in an increase in amortizable basis which the Company expects will reduce future U.S. federal and state income taxes and create a liability under the TRA between APAM and the shareholder of H&F Corp. The purchase by APAM of common and preferred units in connection with the IPO and of preferred units in connection with the November 2013 offering also resulted in an increase in amortizable basis which the Company expects will reduce future U.S. federal and state income taxes and create a liability under the TRA between APAM and the limited partners of Holdings. The TRAs require APAM to pay to the relevant counterparty an amount equal to 85% of the cash tax savings (if any) resulting from the increased tax benefits from the transaction giving rise to the tax benefit and for APAM to retain 15% of such benefits. Accordingly, balances of deferred tax assets, amounts payable under TRA and additional paid-in capital were $183.9 million, $160.7 million and $28.4 million, respectively, as of December 31, 2013. The deferred tax asset is comprised of $63.7 million related to the IPO and 123.9 million related to the November 2013 offering, less $3.7 million current year-to-date amortization.
See Note 3, “Summary of Significant Accounting Policies” for further information. No amounts were paid under the TRAs for the year ended December 31, 2013.
Components of the provision for income taxes consist of the following:

	For the Year Ended December 31,
	2013	2012	2011
Current:
Federal	$13,816	$—	$—
State and local	2,719	—	—
Foreign	471	1,047	1,162
Total	17,006	1,047	1,162
Deferred:
Federal	9,089	—	—
State and local	295	—	—
Total	9,384	—	—
Income tax expense	$26,390	$1,047	$1,162
The provision for income taxes from operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

For the Period from March 12, 2013 through December 31, 2013
U.S. Federal Statutory Rate	35.0%
Non-deductible share-based compensation	2.6
Rate benefit from the flow through entity	(27.4)
Other	1.4
Effective Tax Rate	11.6%
The effective tax rate includes a rate benefit attributable to the fact that for the year ended December 31, 2013, approximately 78% of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not taxable to Artisan. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation-related expenses that are not deductible for tax purposes.

Net deferred tax assets comprise the following:

	As of December 31, 2013	As of December 31, 2012
Deferred tax assets:
Amortizable basis (1)	$183,858	$—
Other (2)	4,049	—
Total deferred tax assets	187,907	—
Less: valuation allowance (3)	—	—
Net deferred tax assets	$187,907	$—
(1) Represents the unamortized step-up of tax basis from the H&F Corp Merger and the purchase of Class A common units and preferred units by APAM.
(2) Represents the net deferred tax assets associated with the H&F Corp Merger and other miscellaneous deferred tax assets.
(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of December 31, 2013 and December 31, 2012.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2013, U.S. federal income tax returns for the years 2009 through 2013 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2009 to 2013.
Note 13. Earnings (Loss) Per Share
Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted shares are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by the employees. Income available to Class A common stockholders is computed by deducting from net income attributable to APAM dividends declared or paid to convertible preferred stockholders during the period and earnings (distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. The IPO and related reorganization closed on March 12, 2013. All income for the period prior to that date was entirely allocable to noncontrolling interest. As a result, only net income allocable to APAM from the period subsequent to the IPO is included in net income (loss) available to Class A common stockholders for the year ended December 31, 2013. As described in Note 2, “Reorganization and IPO”, the consideration Artisan paid to purchase its convertible preferred stock exceeded the carrying amount of the convertible preferred stock on Artisan’s consolidated balance sheet by $32.2 million, which is subtracted from net income as a deemed dividend to arrive at income available to common stockholders in the earnings per share calculation. The purchase of subsidiary preferred equity resulted in a similar deemed dividend, which reduced net income available to common stockholders by $19.5 million in the calculation of earnings per share.
Diluted earnings per share is computed by increasing the denominator by the amount of additional Class A common shares that would have been outstanding if all potential Class A common shares had been issued. Potential dilutive Class A common shares consist of (1) the Class A common shares issuable upon exchange of Holdings’ limited partnership units (together with the corresponding shares of APAM Class B or C common stock) for APAM Class A common stock and conversion of APAM convertible preferred stock into APAM Class A common stock and (2) unvested restricted shares of Class A common stock.
At December 31, 2013, there were 50,478,443 limited partnership units of Holdings outstanding which, subject to certain restrictions and conditions, will be exchangeable for up to 50,478,443 shares of the Company’s Class A common stock beginning on March 12, 2014, unless the Company were to allow earlier exchanges. Such units/shares were not included in the calculation of diluted net income (loss) per common share because the effect would have been anti-dilutive. Since there was a net loss allocable to common stockholders for the period from March 12, 2013, through December 31, 2013, all potential common shares were excluded from the dilutive earnings per share calculation because their effect would have been anti-dilutive. As a result, the 1,575,157 shares of unvested restricted stock and 1,198,128 shares of convertible preferred stock and the net income allocated to those shares were excluded from the calculation of diluted earnings per share.

The computation of weighted average common shares outstanding considers the outstanding shares of Class A common stock from March 12, 2013, through December 31, 2013. The Class B and Class C common shares do not share in profits of APAM and therefore are not reflected. The computation of basic and diluted earnings per share for the period March 12, 2013 through December 31, 2013 were as follows:

Basic and Diluted Earnings Per Share	For the Period from March 12, 2013 through December 31, 2013
Numerator:
Net income (loss) attributable to APAM	$24,807
Less: Convertible preferred stock deemed dividends	(32,215)
Less: Subsidiary preferred equity deemed dividends	(19,457)
Less: Allocation to participating securities	(1,300)
Net income (loss) allocated to common stockholders	$(28,165)
Denominator:
Weighted average shares outstanding	13,780,378
Earnings (loss) per share	$(2.04)
Note 14. Benefit plans
Artisan has a 401(k) plan for its employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s match for the years ended December 31, 2013, 2012, and 2011 were $4.4 million, $3.8 million and $3.4 million, respectively, and are included in Compensation and benefits in the Consolidated Statements of Operations.
Artisan has an Equity Incentive Plan, which enables eligible employees to participate in Artisan’s financial growth and success. Designated employees receive an annual award of units that vest on the third anniversary of the award date. The appreciation of the units, if any, is based upon a stated formula and paid to vested participants after vesting. Expenses related to this plan for the years ended December 31, 2013, 2012, and 2011 were $1.5 million, $0.6 million and $0.6 million, respectively, and are included in Compensation and benefits in the Consolidated Statements of Operations. The accrual at December 31, 2013 and 2012 for this plan was $1.8 million and $1.2 million, respectively.
Note 15. Indemnifications
In the normal course of business, APAM enters into agreements that include indemnities in favor of third parties. Holdings has also agreed to indemnify APAM as its general partner, AIC as its former general partner, the directors and officers of APAM and AIC, the members of its former Advisory Committee, and its partners, employees and agents. Holdings’ subsidiaries may also have similar agreements to indemnify their respective general partner(s), directors and officers of their general partner(s), partners, members, employees, and agents. The Company's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. APAM maintains insurance policies that may provide coverage against certain claims under these indemnities.

Note 16. Property and equipment
The composition of property and equipment at December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
Computers and equipment	$6,259	$5,320
Computer software	5,356	4,617
Furniture and fixtures	4,166	3,637
Leasehold improvements	11,416	10,585
Total Cost	27,197	24,159
Less: Accumulated depreciation	(18,437)	(15,352)
Property and equipment, net of accumulated depreciation	$8,760	$8,807
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 totaled $3.2 million, $2.4 million and $2.4 million, respectively.
Note 17. Lease Commitments
Artisan has lease commitments for office space, furniture, and equipment, which are accounted for as operating leases. Certain lease agreements provide for scheduled rent increases over the lease term. Artisan records rent expense for operating leases with scheduled rent increases on a straight-line basis over the term of the respective agreement. In addition, Artisan has received certain lease incentives, which are amortized on a straight-line basis over the term of the lease agreement. Rental expense for the years ended December 31, 2013, 2012 and 2011 was $8.4 million, $7.8 million and $7.5 million, respectively.
At December 31, 2013, the aggregate future minimum payments for leases for each of the following five years and thereafter are as follows:

2014	9,119
2015	9,176
2016	8,468
2017	7,537
Thereafter	46,499
Total	$80,799
Note 18. Related Party Transactions
Artisan engages in transactions with its affiliates in the ordinary course of business.
Affiliate transactions—Artisan Funds
Artisan has agreements to serve as the investment manager of Artisan Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.64% to 1.25%. Artisan generally collects revenues related to these services on the last business day of each month and records them in Management fees in the Consolidated Statement of Operations. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than 1.50% of average daily net assets through February 1, 2014. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with Artisan receive no compensation from the funds. At December 31, 2013 and 2012, respectively, accounts receivable included $9 thousand and $81 thousand due from the Funds.

Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Investment management fees:
Artisan Funds	$455,047	$333,218	$303,919
Fee waiver / expense reimbursement:
Artisan Funds	$291	$171	$374
Affiliate transactions—Artisan Global Funds
Artisan has agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan's fee, exceed certain levels, which range from 0.10% to 0.20%. At December 31, 2013 and December 31, 2012, respectively, accounts receivable included $2.2 million and $0.7 million due from Artisan Global Funds.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Investment management fees:
Artisan Global Funds	$9,291	$3,020	$1,255
Fee waiver / expense reimbursement:
Artisan Global Funds	$752	$653	$660
Affiliate transactions—Launch Equity
Artisan has an agreement to serve as the investment manager of Launch Equity. Under the terms of Artisan's agreement with Launch Equity, Artisan earns a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At Artisan's discretion, the fee may be waived and certain expenses reimbursed to the extent they exceed a certain level. Artisan expects to waive 100% of the quarterly fee and reimburse Launch Equity for all operating expenses, and Artisan may waive other expenses as well. Artisan is also entitled to receive an allocation equal to 20% of Launch Equity’s net capital appreciation as determined at the conclusion of its fiscal year. That amount, which Artisan also expects to waive in the future, is calculated at the end of the Launch Equity’s fiscal year. Artisan waived all incentive fees for the year ended December 31, 2013 and 2012. Expense reimbursements totaled $172 thousand, $141 thousand and $150 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.
Affiliate transactions—AIC
Artisan has cost sharing arrangements with AIC, as well as AIC’s beneficial owners, Andrew A. Ziegler (an Artisan employee and Artisan's Executive Chairman) and Carlene M. Ziegler (also an Artisan employee), pursuant to which Artisan and certain of its employees provide certain administrative services to AIC and its owners, and AIC and its owners reimburse Artisan for the costs related to such services. At December 31, 2013 and 2012, accounts receivable included $243 thousand and $231 thousand due from AIC, respectively.

Note 19. Concentration of Credit Risk and Significant Relationships
Services provided to the following Artisan Funds generated over ten percent of total revenues for the periods presented. Fees for managing the Funds, and the percentage of total revenues are as follows:

	For the Year Ended December 31,
Artisan Fund	2013	2012	2011
U.S. Mid-Cap Growth	$76,327	$59,841	$53,422
Percent of total revenues	11.1%	11.8%	11.7%
U.S. Mid-Cap Value	$93,774	$73,720	$64,402
Percent of total revenues	13.7%	14.6%	14.2%
Non-U.S. Growth	$116,173	$86,367	$86,907
Percent of total revenues	16.9%	17.1%	19.1%
Non-U.S. Value	$88,342	$54,851	$43,996
Percent of total revenues	12.9%	10.9%	9.7%
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. For the years ended December 31, 2013, 2012 and 2011, approximately 9%, 7% and 5% of Artisan's investment management fees, respectively, were earned from clients located outside of the United States.

Note 20. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on the consolidated financial position or results of operations.

Note 21. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited quarterly results of operations for 2013 and 2012. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of Artisan’s business activities.

	For the Quarter Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Total revenues	$148,223	$161,933	$178,092	$197,593
Operating income (loss)	$(421,314)	$48,384	$53,360	$58,366
Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings	$(407,123)	$42,442	$44,614	$50,505
Net income attributable to Artisan Partners Asset Management Inc.	$2,950	$5,798	$5,977	$10,082
Earnings per Share:
Basic	$0.19	$0.38	$0.42	$(3.04)
Diluted	$0.19	$0.38	$0.35	$(3.04)

	For the Quarter Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Total revenues	$119,673	$120,786	$128,083	$137,036
Operating income (loss)	$4,365	$41,508	$(38,219)	$39,433
Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings	$1,051	$38,959	$(42,902)	$36,652
Net income attributable to Artisan Partners Asset Management Inc.	$—	$—	$—	$—
The summation of quarterly earnings per share does not equal annual earnings per share because the calculations are performed independently.
Note 22. Subsequent Events
Distributions and dividends
On February 3, 2014, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $131.6 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared quarterly cash dividends of $3.00 per share of convertible preferred stock and $0.55 per share of Class A common stock and a special annual dividend of $1.63 per share of Class A common stock. Both common stock dividends, a total of $2.18 per share, are payable on February 28, 2014 to shareholders of record as of the close of business on February 14, 2014.
Registration Statement
On January 28, 2014, Artisan Partners Asset Management Inc. filed a registration statement on Form S-1 (File No. 333-193617) with the Securities and Exchange Commission. The registration statement regards a proposed offering of shares of APAM Class A common stock. All of the net proceeds of the proposed offering will be used to purchase limited partnership units of Artisan Partners Holdings from limited partners of Artisan Partners Holdings, including from APAM's directors and executive officers or their affiliates, and shares of APAM convertible preferred stock from an affiliate of one of APAM’s directors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Management’s report on our internal control over financial reporting is below.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders of Artisan Partners Asset Management Inc.:
Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

Item 11. Executive Compensation
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.(1)
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.(1)
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.(1)
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP (2)
10.2	Amended and Restated Resale and Registration Rights Agreement (2)
10.3	Exchange Agreement(1)
10.4	Tax Receivable Agreement (Merger)(1)
10.5	Tax Receivable Agreement (Exchanges)(1)
10.6	Stockholders Agreement(1)
10.7	Public Company Contingent Value Rights Agreement(1)
10.8	Partnership Contingent Value Rights Agreement(1)
10.9	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan(3)
10.10	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan(3)
10.11	Artisan Partners Asset Management Inc. Bonus Plan(3)
10.12	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement(4)
10.13	Employment Agreement of Andrew A. Ziegler(1)
10.14	Retention Agreement of Janet D. Olsen(4)
10.15	Form of Indemnification Agreement(4)
10.16	Form of Indemnification Priority Agreement(4)
10.17	Five-Year Revolving Credit Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent(5)
10.18	Note Purchase Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP and the purchasers listed therein(5)
10.19	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan International Fund(5)
10.20	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Value Fund(5)
10.21	Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Funds Inc. for Artisan Mid Cap Fund(5)
10.22	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan—Restricted Share Unit Award Agreement(4)
10.23
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan-Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on June 25, 2013 (File No. 001-35826))

10.24	Unit and Share Purchase Agreement (incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on October 16, 2013 (File No. 333-191739))
10.25	Form of Unit Purchase Agreement (incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 28, 2014 (File No. 333-193617))
21.1
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on October 28, 2013 (File No. 333-191739))

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011

(1)	incorporated by reference to Form 10-Q filed by Artisan Partners Asset Management Inc. on May 9, 2013 (File No. 001-35826)
(2)	incorporated by reference to Form 10-Q filed by Artisan Partners Asset Management Inc. on November 7, 2013 (File No. 001-35826)
(2)	incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013 (File No. 333-184686)
(3)	incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013 (File No. 333-184686)
(4)	incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on December 18, 2012 (File No. 333-184686)
(5)	incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on November 1, 2012 (File No. 333-184686)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: February 26, 2014
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 26th day of February, 2014.

Signature	Title
/s/ Andrew A. Ziegler	Executive Chairman and Director
Andrew A. Ziegler
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Director
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Allen R. Thorpe	Director
Allen R. Thorpe