Form 10-Q
period 2014-03-31
Artisan Partners Asset Management Inc.
filed 2014-05-07
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of May 5, 2014 were 29,133,585, 21,566,436 and 20,370,787, respectively.

Except where the context requires otherwise, in this report, references to the “Company”, “Artisan”, “we”, “us” or “our” refer to Artisan Partners Asset Management Inc. (“APAM”) and its consolidated subsidiaries, including Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”). On March 12, 2013, APAM closed its initial public offering and related corporate reorganization. Prior to that date, APAM was a subsidiary of Artisan Partners Holdings. The reorganization and initial public offering are described in the notes to our consolidated financial statements included in Part I of this Form 10-Q.
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Among the important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Artisan Partners brand and other factors disclosed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 26, 2014, which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$208,371	$211,839
Cash and cash equivalents of Launch Equity	30,263	19,156
Accounts receivable	62,219	64,110
Accounts receivable of Launch Equity	—	7,428
Investment securities	17,911	7,804
Investment securities of Launch Equity	60,528	63,364
Property and equipment, net	9,998	8,760
Deferred tax assets	474,789	187,907
Prepaid expenses and other assets	13,049	11,030
Total assets	$877,128	$581,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$48,672	$45,369
Accrued incentive compensation	64,580	3,580
Borrowings	200,000	200,000
Amounts payable under tax receivable agreements	405,207	160,663
Accounts payable of Launch Equity	869	7,485
Securities sold, not yet purchased of Launch Equity	38,222	31,990
Total liabilities	$757,550	$449,087
Commitments and contingencies

Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 29,133,585 and 19,807,436 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	291	198
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 21,566,436 and 25,271,889 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	216	253
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 20,370,787 and 25,206,554 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	204	252
Convertible preferred stock ($0.01 par value per share, 15,000,000 shares authorized, 455,011 and 1,198,128 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	13,257	34,909
Additional paid-in capital	65,485	6,388
Retained earnings (deficit)	(24,419)	1,401
Accumulated other comprehensive income (loss)	582	378
Total stockholders’ equity	55,616	43,779
Noncontrolling interest - Artisan Partners Holdings	12,263	38,060
Noncontrolling interest - Launch Equity	51,699	50,472
Total equity	119,578	132,311
Total liabilities and equity	$877,128	$581,398
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenues
Management fees	$201,792	$148,214
Performance fees	—	9
Total revenues	$201,792	$148,223
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	85,855	72,680
Pre-offering related compensation - share-based awards	23,637	333,231
Pre-offering related compensation - other	—	143,035
Total compensation and benefits	109,492	548,946
Distribution and marketing	11,174	8,176
Occupancy	2,686	2,616
Communication and technology	4,476	3,330
General and administrative	6,812	6,469
Total operating expenses	134,640	569,537
Total operating income (loss)	67,152	(421,314)
Non-operating income (loss)
Interest expense	(2,883)	(3,210)
Net gain (loss) of Launch Equity	(598)	4,779
Net gain on the valuation of contingent value rights	—	24,800
Other non-operating expense	(276)	—
Total non-operating income (loss)	(3,757)	26,369
Income (loss) before income taxes	63,395	(394,945)
Provision for income taxes	11,208	4,449
Net income (loss) before noncontrolling interests	52,187	(399,394)
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44,149	(407,123)
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	(598)	4,779
Net income attributable to Artisan Partners Asset Management Inc.	$8,636	$2,950

	January 1, 2014 to March 31, 2014	March 12, 2013 to March 31, 2013
Earnings (loss) per share
Basic	$(2.29)	$0.19
Diluted	$(2.29)	$0.19
Weighted average number of common shares outstanding
Basic	20,214,242	12,728,949
Diluted	20,214,242	15,294,412

Dividends declared per Class A common share	$2.18	$—
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (Loss) (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income (loss) before noncontrolling interests	$52,187	$(399,394)
Other comprehensive income (loss), net of tax
Unrealized gains on investment securities:
Unrealized holding gains on investment securities, net of tax of $86 and $39, respectively	21	1,854
Less: reclassification adjustment for gains (losses) included in net income	—	—
Net unrealized gains on investment securities	21	1,854
Foreign currency translation gain (loss)	53	(322)
Total other comprehensive income	74	1,532
Comprehensive income (loss)	52,261	(397,862)
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44,019	(405,662)
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	(598)	4,779
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$8,840	$3,021

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity (U.S. dollars in thousands)

	Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity
Balance at December 31, 2013	$703	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311
Net income (loss)	—	—	—	8,636	—	44,149	(598)	52,187
Other comprehensive income - foreign currency translation	—	—	—	—	13	40	—	53
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	14	85	—	99
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(3,456)	—	177	3,201	—	(78)
Capital contribution	—	—	—	—	—	—	1,825	1,825
Amortization of equity-based compensation	—	—	9,357	—	—	18,921	—	28,278
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	45,825	—	—	—	—	45,825
Issuance of Class A common stock, net of issuance costs	93	—	552,897	—	—	—	—	552,990
Purchase of convertible preferred stock and subsidiary equity	(85)	(21,652)	(533,204)	—	—	812	—	(554,129)
Distributions	—	—	—	—	—	(93,005)	—	(93,005)
Dividends	—	—	(12,322)	(34,456)	—	—	—	(46,778)
Balance at March 31, 2014	$711	$13,257	$65,485	$(24,419)	$582	$12,263	$51,699	$119,578

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity, continued (U.S. dollars in thousands)

	Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity	Redeemable Preferred Units
Balance at December 31, 2012	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194
Net income (loss)	—	—	—	—	—	(434,342)	—	(434,342)	—
Other comprehensive income	—	—	—		—	1,065	—	1,065	—
Partnership distributions	—	—	—	—	—	(100,514)	—	(100,514)	—
Modification of equity award and other pre-offering related compensation	—	—	—	—	—	572,471	—	572,471	—
Modification of redeemable preferred units	—	—	—	—	—	357,194	—	357,194	(357,194)
Initial establishment of contingent value right liability	—	—	—	—	—	(55,440)	—	(55,440)	—
Capital redemption	—	—	—	—	—	(16)	—	(16)	—
Balance at March 12, 2013	$—	$—	$—	$—	$—	$(368,996)	$36,699	$(332,297)	$—

IPO proceeds	—	—	—	—	—	353,414	—	353,414	—
Attribution of noncontrolling interest	674	74,748	(58,365)	—	3,029	(20,086)	—	—	—
Redemption of partnership units	—	—	—	—	—	(76,319)	—	(76,319)	—
Net income (loss)	—	—	—	2,950	—	27,219	4,779	34,948	—
Other comprehensive income, net of tax	—	—	—	—	467	—	—	467	—
Capital contribution	—	—	—	—	—	—	3,050	3,050	—
Amortization of equity-based compensation	—	—	1,374	—	—	3,124	—	4,498	—
Establishment of deferred tax assets, net of amounts payable under tax receivable agreements	—	—	17,989	—	—	—	—	17,989	—
Balance at March 31, 2013	$674	$74,748	$(39,002)	$2,950	$3,496	$(81,644)	$44,528	$5,750	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss) before noncontrolling interests	$52,187	$(399,394)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693	698
Deferred income taxes	2,540	2,646
Net gain on the valuation of contingent value rights	—	(24,800)
(Gains) losses of Launch Equity, net	598	(4,779)
Proceeds from sale of investments by Launch Equity	56,880	22,204
Purchase of investments by Launch Equity	(48,094)	(22,109)
Loss on disposal of property and equipment	5	1
Amortization of debt issuance costs	112	112
Share-based compensation	28,278	576,969
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	(10,611)	(3,013)
Accounts receivable	1,891	(5,459)
Prepaid expenses and other assets	(1,442)	(263)
Accounts payable and accrued expenses	67,634	54,434
Class B liability awards	(3,459)	(226,177)
Deferred lease obligations	10	(71)
Net cash provided by (used in) operating activities	147,222	(29,001)
Cash flows from investing activities
Acquisition of property and equipment	(990)	(455)
Leasehold improvements	(949)	(199)
Proceeds from sale of property and equipment	4	—
Purchase of investment securities	(10,000)	(2,000)
Net cash used in investing activities	(11,935)	(2,654)
Cash flows from financing activities
Partnership distributions	(93,005)	(100,530)
Dividends paid	(46,778)	—
Change in other liabilities	(16)	(16)
Repayment under revolving credit facility	—	(90,000)
Net proceeds from issuance of common stock	554,129	356,579
Payment of costs directly associated with the issuance of Class A common stock	(781)	(3,165)
Purchase of preferred stock and subsidiary equity	(554,129)	—
Purchase of Class A common units	—	(76,319)
Capital invested into Launch Equity	1,825	3,050
Net cash provided by (used in) financing activities	(138,755)	89,599
Net increase (decrease) in cash and cash equivalents	(3,468)	57,944
Cash and cash equivalents
Beginning of period	211,839	141,159
End of period	$208,371	$199,103

Supplementary information
Noncash activity:
Issuance of preferred stock	$—	$74,748
Establishment of deferred tax assets	287,367	70,862
Establishment of amounts payable under tax receivable agreements	244,262	53,449
Establishment of contingent value rights	—	55,440

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Organization and nature of business
Organization
On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) completed its initial public offering (the “IPO”). APAM was formed in 2011 as a subsidiary of Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”). APAM was formed for the purpose of becoming the general partner of Holdings in connection with the IPO. The reorganization (“IPO Reorganization”) established the necessary corporate structure to complete the IPO while at the same time preserving the ability of the firm to conduct operations through Holdings and its subsidiaries.
As part of the IPO Reorganization, APAM became the sole general partner of Holdings. As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At March 31, 2014, APAM’s total economic interest in Holdings approximated 41% of Holdings’ economics.
Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company”.

Nature of Business
Artisan is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan’s operations are conducted through Artisan Partners Holdings and its subsidiaries.
Artisan has six autonomous investment teams that oversee fourteen distinct U.S., non-U.S. and global investment strategies. During the March quarter of 2014 Artisan launched its fourteenth investment strategy, the Artisan Partners High Income strategy, which is managed by the firm’s Credit team.
Each strategy is offered through multiple investment vehicles to accommodate a broad range of client mandates. Artisan offers its investment management services primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have long-term investment horizons.

2014 Follow-On Offering
On March 12, 2014, APAM completed a registered public offering of 9,284,337 shares of Class A common stock (the “2014 Follow-on Offering”) and utilized all of the net proceeds to purchase an aggregate of 6,284,337 common units and 2,256,883 preferred units of Artisan Partners Holdings and 743,117 shares of APAM’s convertible preferred stock, at a price per unit or share, as applicable, equal to $62.00 less the underwriting discount per share. The offering and subsequent purchase of shares and units had the following impact on the consolidated financial statements:

•
APAM received 9,284,337 general partnership (“GP”) units of Holdings, and APAM’s ownership interest in Holdings increased from 29% to 41%. See Note 7, “Noncontrolling interest - Holdings” for the impact of the change in ownership.

•
APAM’s purchase of common and preferred units of Holdings with a portion of the net proceeds resulted in an increase to deferred tax assets of approximately $287.4 million and an increase in amounts payable under tax receivable agreements of approximately $244.3 million.

•
The purchase price of the convertible preferred stock exceeded its carrying value on APAM’s consolidated balance sheet by $22.7 million, which is considered a deemed dividend and is subtracted from net income to calculate income available to common stockholders in the calculation of earnings per share. The purchase of the preferred units of Holdings resulted in a similar deemed dividend, which reduced net income available to common stockholders by an additional $25.2 million in the calculation of earnings per share.

Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. As a result, the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in APAM’s latest annual report on Form 10-K.
The accompanying financial statements were prepared in accordance with U.S. GAAP and related rules and regulations of the SEC. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates or assumptions.
Because APAM and Holdings were under common control at the time of the IPO Reorganization, APAM’s acquisition of control of Holdings was accounted for as a transaction among entities under common control. The consolidated financial statements of APAM reflect the following:

•
Statements of Financial Condition - The assets, liabilities and equity of Holdings and of APAM have been carried forward at their historical carrying values. The historical partners’ equity or deficit of Holdings is reflected as a noncontrolling interest.

•
Statements of Operations, Comprehensive Income and Cash Flows - The historical consolidated statements of Holdings have been consolidated with the statements of operations, comprehensive income and cash flows of APAM.

Principles of consolidation
Artisan’s policy is to consolidate all subsidiaries or other entities in which it has a controlling financial interest and variable interest entities (“VIEs”) of which Artisan is deemed to be the primary beneficiary. The primary beneficiary is deemed to be the entity that has the power to govern the financial and operating policies of the subsidiary so as to obtain benefits from its activities. The consolidated financial statements include the accounts of APAM, all subsidiaries or other entities in which APAM has a direct or indirect controlling financial interest and VIEs of which Artisan is deemed to be the primary beneficiary. All material intercompany balances have been eliminated in consolidation.
Artisan’s wholly-owned subsidiary, Artisan Partners Alternative Investments GP LLC, is the general partner of Artisan Partners Launch Equity LP (“Launch Equity”), a private investment partnership that is considered a VIE. Launch Equity is considered an investment company and therefore is accounted for under ASC Topic 946, Financial Services – Investment Companies. Artisan has retained the specialized industry accounting principles of this investment company in its Consolidated Financial Statements. See Note 8, “Variable and Voting Interest Entities” for additional details.
The Company makes initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, APAM consolidates the investment, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of March 31, 2014, APAM does not have a controlling financial interest in any of its seed investments.
Recent accounting pronouncements
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU clarifies the interaction between ASC 810-10, Consolidation-Overall, and ASC 830-30, Foreign Currency Matters-Translation of Financial Statements, when releasing the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU was adopted prospectively on January 1, 2014 and did not have an impact on the Company’s consolidated financial statements.
In June 2013, the FASB issued ASU 2013-08, Investment Companies (Topic 946). The ASU changes the approach to the investment company assessment in Topic 946, clarifying the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. This update would also require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting and to include additional disclosures. The ASU was adopted prospectively on January 1, 2014 and did not have an impact on the Company’s consolidated financial statements.

Note 3. Investment Securities
The disclosures below include details of Artisan’s investments. Investments held by Launch Equity are described in Note 8, “Variable and Voting Interest Entities”.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
At March 31, 2014
Mutual funds	$16,190	$1,721	$—	$17,911
At December 31, 2013
Mutual funds	$6,190	$1,614	$—	$7,804
Artisan’s investments in mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss). During the three months ended March 31, 2014, Artisan made an investment of $10.0 million in Artisan Partners High Income Fund.
As of March 31, 2014 and December 31, 2013, Artisan held no available-for-sale securities in an unrealized loss position.
Note 4. Fair Value Measurements
The table below presents information about Artisan’s assets and liabilities that are measured at fair value and the valuation techniques Artisan utilized to determine such fair value. The fair value of financial instruments held by Launch Equity is presented in Note 8, “Variable and Voting Interest Entities”. In accordance with ASC 820, fair value is defined as the price that Artisan would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment. The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

•	Level 1 – Observable inputs such as quoted (unadjusted) market prices in active markets for identical securities.

•	Level 2 – Other significant observable inputs (including but not limited to quoted prices for similar instruments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3—Significant unobservable inputs (including Artisan’s own assumptions in determining fair value).
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2014 and December 31, 2013:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2014
Assets
Cash equivalents	$60,002	$60,002	$—	$—
Mutual funds	17,911	17,911	—	—

December 31, 2013
Assets
Cash equivalents	$105,001	$105,001	$—	$—
Equity mutual funds	7,804	7,804	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market accounts, marketable open-end mutual funds or UCITS. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of March 31, 2014 and December 31, 2013.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2014 and 2013.

Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2014 and December 31, 2013:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $201.6 million as of March 31, 2014. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.8 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2014	$—
2015	—
2016	—
2017	60,000
Thereafter	140,000
$200,000
Note 6. Derivative Instruments
Contingent Value Rights (“CVRs”)

As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs to the holders of Holdings’ preferred units and APAM’s convertible preferred stock, respectively. APAM held one Partnership CVR for each APAM CVR outstanding. On November 6, 2013, the CVRs were terminated with no amounts paid or payable by Artisan.

The CVRs were considered derivative instruments under ASC 815, Derivatives and Hedging, and accordingly were recorded as a liability at fair value on the balance sheet until they were terminated. Changes in the fair value of these derivative instruments have been recorded in earnings as a net gain (loss) on the valuation of contingent value rights in the period of change. The following table presents gains (losses) recognized on derivative instruments for the three months ended March 31, 2014 and 2013:

		Three months ended March 31,
		2014		2013
	Income Statement Classification	Gains	Losses	Gains	Losses
Contingent value rights	Net gain on the valuation of contingent value rights	$—	$—	$24,800	$—
Total		$—	$—	$24,800	$—
Note 7. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings.

As of March 31, 2014, APAM held approximately 41% of the economic interests in Holdings. Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings. All income for the period prior to March 12, 2013, is entirely attributable to noncontrolling interests.
During the three months ended March 31, 2014, APAM’s ownership interest in Holdings increased due to (i) the issuance of 41,812 Holdings’ GP units corresponding to 41,812 restricted shares of Class A common stock issued by APAM during the period, (ii) the issuance of 9,284,337 Holdings’ GP units corresponding to the 9,284,337 shares of Class A common stock issued during the period and (iii) APAM’s purchase and cancellation of 6,284,337 common units and 3,000,000 preferred units of Holdings. Since APAM continues to have a controlling interest in Holdings, changes in ownership of Holdings are accounted for as equity transactions. Additional paid-in capital and Noncontrolling interest - Artisan Partners Holdings in the Unaudited Condensed Consolidated Statements of Financial Condition are adjusted to reallocate Holdings’ historical equity to reflect the change in APAM’s ownership of Holdings.
As a result of the change in ownership, a deficit of $3.5 million was transferred to Additional paid-in capital from Noncontrolling interests - Artisan Partners Holdings. Additionally, Accumulated other comprehensive income was adjusted to reflect the change in ownership interest through a $0.3 million reduction to Noncontrolling interest and a $0.2 million increase to accumulated other comprehensive income, net of tax. The increased ownership level also resulted in a $2.1 million increase in deferred tax assets and Additional paid-in-capital. The impact of the change in APAM’s ownership interests in Holdings is reflected in the Unaudited Consolidated Statement of Changes in Stockholders’ Equity.
Note 8. Variable and Voting Interest Entities
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
The limited partners of Launch Equity are certain current or former Artisan employees and are considered related parties. Artisan has determined that Launch Equity is a VIE as (a) the voting rights of the limited partners are not proportional to their obligations to absorb expected losses and rights to receive expected residual returns and (b) substantially all of Launch Equity’s activities either involve or are conducted on behalf of the limited partners (the investors that have disproportionately few voting rights) and their related parties (including Artisan).
Launch Equity qualifies for deferral of the current consolidation guidance for VIEs; therefore the consolidation assessment is based on previous consolidation guidance. This guidance requires an analysis of which party, through holding interests directly or indirectly in the entity or contractually through other variable interests, such as management fees and incentive allocations, would absorb a majority of the expected variability of the entity. In determining whether Artisan is the primary beneficiary of Launch Equity, both qualitative and quantitative factors such as voting rights of the equity holders, economic participation of all parties, including how fees are earned, related party ownership and the level of involvement Artisan had in the design of the VIE, were considered. It was concluded that Artisan was the primary beneficiary as the related party group absorbs a majority of the variability associated with Launch Equity and Artisan is the member within the related party group that is most closely associated with the VIE. Although Artisan has only a minimal equity investment in Launch Equity, as the general partner, controls Launch Equity’s management and affairs.
In addition, the fund was designed to attract third party investors to provide an economic benefit to Artisan in the form of quarterly management fees and an annual incentive allocation based upon the net capital appreciation of the fund. Also, in the ordinary course of business, Artisan may choose to waive certain fees, its incentive allocation or assume operating expenses of the fund. As a result, it was concluded that Artisan is the primary beneficiary of Launch Equity and its results are included in Artisan’s consolidated financial statements.

Artisan’s maximum exposure to loss from its involvement with Launch Equity is limited to its equity investment of $1 thousand while the potential benefit is limited to the management and incentive fees received as investment adviser. Therefore, the gains or losses of Launch Equity have not had a significant impact on Artisan’s results of operations, liquidity or capital resources. Artisan has no right to the benefits from, nor does it bear the risks associated with, Launch Equity’s investments, beyond Artisan’s minimal direct investment in Launch Equity. If Artisan were to liquidate, the assets of Launch Equity would not be available to its general creditors and as a result, Artisan does not consider investments held by Launch Equity to be Artisan’s assets.
The following tables reflect the impact of consolidating Launch Equity’s assets and liabilities into the Consolidated Statement of Financial Condition as of March 31, 2014 and December 31, 2013 and results into the Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013.
Condensed Consolidating Statements of Financial Condition

	As of March 31, 2014				As of December 31, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Cash and cash equivalents	$208,371	$—	$—	$208,371	$211,839	$—	$—	$211,839
Cash and cash equivalents of Launch Equity	—	30,263	—	30,263	—	19,156	—	19,156
Accounts receivable	62,219	—	—	62,219	64,110	—	—	64,110
Accounts receivable of Launch Equity	—	—	—	—	—	7,428	—	7,428
Investment securities of Launch Equity	1	60,528	(1)	60,528	1	63,364	(1)	63,364
Other assets	515,747	—	—	515,747	215,501	—	—	215,501
Total assets	$786,338	$90,791	$(1)	$877,128	$491,451	$89,948	$(1)	$581,398

Accounts payable of Launch Equity	$—	$869	$—	$869	$—	$7,485	$—	$7,485
Securities sold, not yet purchased of Launch Equity	—	38,222	—	38,222	—	31,990	—	31,990
Other liabilities	718,459	—	—	718,459	409,612	—	—	409,612
Total liabilities	718,459	39,091	—	757,550	409,612	39,475	—	449,087
Total stockholders’ equity	55,616	—	—	55,616	43,779	—	—	43,779
Noncontrolling interest - Artisan Partners Holdings	12,263	1	(1)	12,263	38,060	1	(1)	38,060
Noncontrolling interest - Launch Equity	—	51,699	—	51,699	—	50,472	—	50,472
Total equity	67,879	51,700	(1)	119,578	81,839	50,473	(1)	132,311
Total liabilities and equity	$786,338	$90,791	$(1)	$877,128	$491,451	$89,948	$(1)	$581,398

Condensed Consolidating Statements of Operations

	Three Months Ended
	March 31, 2014				March 31, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$201,917	$—	$(125)	$201,792	$148,327	$—	$(104)	$148,223
Total operating expenses	134,765	—	(125)	134,640	569,641	—	(104)	569,537
Operating income (loss)	67,152	—	—	67,152	(421,314)	—	—	(421,314)
Non-operating income (loss)	(3,159)	—	—	(3,159)	21,590	—	—	21,590
Net gain (loss) of Launch Equity	—	(598)	—	(598)	—	4,779	—	4,779
Total non-operating income (loss)	(3,159)	(598)	—	(3,757)	21,590	4,779	—	26,369
Income (loss) before income taxes	63,993	(598)	—	63,395	(399,724)	4,779	—	(394,945)
Provision for income taxes	11,208	—	—	11,208	4,449	—	—	4,449
Net income (loss)	52,785	(598)	—	52,187	(404,173)	4,779	—	(399,394)
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44,149	—	—	44,149	(407,123)	—	—	(407,123)
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(598)	—	(598)	—	4,779	—	4,779
Net income attributable to Artisan Partners Asset Management Inc.	$8,636	$—	$—	$8,636	$2,950	$—	$—	$2,950

The carrying value of Launch Equity’s consolidated investments is also their fair value. Short and long positions on investment securities are valued based upon closing market prices of the security on the principal exchange on which they are traded. Investments in investment companies are valued at their respective net asset values on the valuation date. Short-term investments, other than repurchase agreements, maturing within sixty days from the valuation date are valued at amortized cost, which approximates market value. The following table presents the fair value hierarchy levels of investments and liabilities held by Launch Equity which are measured at fair value as of March 31, 2014 and December 31, 2013:

	Assets and Liabilities at Fair Value:
	Total	Level 1	Level 2	Level 3
March 31, 2014
Assets
Investment securities – long position	$60,528	$60,528	$—	$—
Liabilities
Investment securities – short position	$38,222	$38,222	$—	$—

December 31, 2013
Assets
Investment securities – long position	$63,364	$63,364	$—	$—
Liabilities
Investment securities – short position	$31,990	$31,990	$—	$—
Note 9. Stockholders' Equity
APAM - Stockholders’ Equity
As of March 31, 2014 and December 31, 2013, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	March 31, 2014	December 31, 2013	Voting Rights (1)	Economic Rights (2)
Common shares
Class A, par value $0.01 per share	500,000,000	29,133,585	19,807,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	21,566,436	25,271,889	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	20,370,787	25,206,554	1 vote per share	None

Preferred shares
Convertible preferred, par value $0.01 per share	15,000,000	455,011	1,198,128	1 vote per share	Proportionate
(1) Each of the Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2014, Artisan’s employees held 1,616,969 shares of Class A common stock subject to the agreement and all 21,566,436 outstanding shares of Class B common stock.

(2) The holders of preferred units of Holdings are entitled to preferential distributions in the case of a partial capital event or upon dissolution of Holdings. In the case of any distributions on the preferred units, prior to paying any dividends on the Class A common stock, APAM must pay the holders of convertible preferred stock a dividend equal to the distribution APAM received in respect of the preferred units it holds, net of taxes, if any.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. During the three months ended March 31, 2014, APAM paid a dividend of $2.18 per share of outstanding Class A common stock and $3.00 per share of outstanding convertible preferred stock.

Class A Common Stock
During the three months ended March 31, 2014, APAM issued 9,326,149 shares of Class A common stock, in connection with the 2014 Follow-on Offering and restricted share awards granted during the quarter. APAM also granted a total of 6,970 restricted stock units with respect to Class A common stock to non-employee directors.
Each Class A, Class B, Class D and Class E unit of Holdings (together with the corresponding share of Class B or Class C common stock) is exchangeable for one share of Class A common stock. The preferred units of Holdings (together with the corresponding shares of Class C common stock) are also exchangeable for Class A common stock generally on a one-for-one basis, though in certain circumstances on a less than a one-for-one basis. APAM’s convertible preferred stock is convertible into Class A common stock generally on a one-for-one basis, though in certain circumstances on a less than one-for-one basis. During the three months ended March 31, 2014, there were no exchanges of units or conversions of convertible preferred stock.
Class B Common Stock
In 2013, APAM issued shares of Class B common stock to employee-partners in amounts equal to the number of Class B common units those individuals held in Holdings. Upon termination of employment with Artisan, an employee-partner’s vested Class B common units are automatically exchanged for Class E common units; unvested Class B common units are forfeited. The employee-partner’s shares of Class B common stock are canceled and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. As part of the 2014 Follow-on Offering, APAM canceled 3,705,453 shares of Class B common stock corresponding to the Class B common units APAM purchased.
Class C Common Stock
In 2013, APAM issued shares of Class C common stock to certain investors in Holdings in amounts equal to the number of units the investors held in Holdings. As part of the 2014 Follow-on Offering, APAM canceled 4,835,767 shares of Class C common stock corresponding to the Class A, D, and E common units and the preferred units APAM purchased.
Convertible Preferred Stock
APAM issued shares of convertible preferred stock in 2013. When the holders of APAM convertible preferred stock are no longer entitled to preferential distributions, all shares of convertible preferred stock will automatically convert into shares of Class A common stock at the conversion rate plus cash in lieu of fractional shares. As part of the March 2014 Follow-on Offering, APAM purchased 743,117 shares of convertible preferred stock and immediately canceled the shares.
Artisan Partners Holdings - Partners’ Equity
Prior to the IPO Reorganization, Holdings was a private company. Holdings has several outstanding classes of partnership units held by investors.
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions of its net income under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date.
Holdings’ partnership distributions totaled $131.6 million and $166.2 million for the three months ended March 31, 2014 and 2013, respectively. The portion of these distributions made prior to the IPO to the holders of Class B common units (which were classified as liability awards prior to the IPO) are reflected as compensation and benefits expense within the Consolidated Statements of Operations and totaled $65.7 million for the three months ended March 31, 2013. The portion of these distributions made prior to the IPO to the other partners of Holdings and, after the IPO, to all partners are recorded to total stockholders’ equity, with the exception of the portion of distributions made to APAM, the general partner of Holdings. Holdings distributions to APAM totaled $38.6 million for the three months ended March 31, 2014.

Note 10. Compensation and Benefits

	For the Three Months Ended March 31,
	2014	2013
Salaries, incentive compensation and benefits (1)	$81,597	$72,680
Restricted share compensation expense	4,258	—
Total salaries, incentive compensation and benefits	85,855	72,680
Pre-offering related compensation - share-based awards	23,637	333,231
Pre-offering related compensation - other	—	143,035
Total compensation and benefits	$109,492	$548,946
(1) Excluding restricted share compensation expense
Incentive compensation
Cash incentive compensation paid to members of Artisan’s portfolio management teams and members of its marketing and client service teams is based on a formula that is tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and has historically been paid in the fourth quarter of the year.
Restricted shares
Pursuant to the 2013 Omnibus Incentive Compensation Plan, Artisan has issued restricted shares of Class A common stock to its employees and employees of its subsidiaries. The shares vest on a pro rata basis over five years. Unvested shares are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares.

Compensation expense related to the restricted shares is recognized based on the estimated grant date fair value, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, based on actual forfeiture activity.
The following table summarizes the restricted share activity for the three months ended March 31, 2014:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at December 31, 2013	$52.36	1,575,157
Granted	$71.59	41,812
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2014	$52.85	1,616,969
Compensation expense recognized related to the restricted shares was $4.3 million for the three months ended March 31, 2014. The unrecognized compensation expense for the unvested restricted shares as of March 31, 2014 was $70.5 million with a weighted average recognition period of 4.4 years remaining.

Pre-offering related compensation consists of the following:

	For the Three Months Ended March 31,
	2014	2013
Change in value of Class B liability awards	$—	$41,942
Class B award modification expense	—	287,292
Amortization expense on pre-offering Class B awards	23,637	3,997
Pre-offering related compensation - share-based awards	23,637	333,231

Pre-offering related cash incentive compensation	—	56,788
Pre-offering related bonus make-whole compensation	—	20,520
Distributions on Class B liability awards	—	65,727
Pre-offering related compensation - other	—	143,035
Total pre-offering related compensation	$23,637	$476,266
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
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The Class B awards of partners whose services to Holdings terminated prior to the IPO will be redeemed for payments totaling $19.6 million and $23.0 million as of March 31, 2014 and December 31, 2013, respectively. Payments of $3.4 million were made for the three months ended March 31, 2014.
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
The following table summarizes the activity related to unvested Class B awards for the three months ended March 31, 2014:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2014	$30.00	7,249,842
Granted	—	—
Forfeited	—	—
Vested	$30.00	(666,878)
Unvested at March 31, 2014	$30.00	6,582,964
The unrecognized compensation expense for the unvested Class B awards as of March 31, 2014 was $128.2 million with a weighted average recognition period of 2.8 years remaining.

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
Pre-offering related compensation - other
During the three months ended March 31, 2013, Artisan also incurred pre-offering related compensation charges of $56.8 million to pay cash incentive compensation to certain portfolio managers and $20.5 million representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Holdings’ pre-IPO non-employee partners that instead was allocated and distributed to certain employee-partners. For the period between January 1, 2013 and the IPO, profits distributions totaling $65.7 million were made to Class B partners.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal and state income taxation on APAM’s allocable portion of the income of Holdings. APAM’s effective income tax rate was lower than the U.S. Federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that approximately 62% of Holdings’ earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes. Prior to the IPO Reorganization, none of Holdings’ earnings were subject to U.S. corporate-level taxes.
In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). Under the first TRA, APAM generally is required to pay to a private equity fund controlled by Hellman & Friedman LLC 85% of the applicable cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the private equity fund into APAM in March 2013 (the “H&F Corp Merger”), (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.
Under the second TRA, APAM generally is required to pay to the holders of limited partnership units of Holdings 85% of the applicable cash savings, if any, in U.S. federal and state income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their units sold to APAM or exchanged (for shares of Class A common stock or convertible preferred stock) and that are created as a result of the sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
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
The 2014 Follow-on Offering resulted in an increase to deferred tax assets and amounts payable under the TRA of $287.4 million and $244.3 million, respectively. As of March 31, 2014, the deferred tax asset and amounts payable related to the TRA were $468.4 million and $405.2 million. respectively. No amounts were paid under the TRAs during the three months ended March 31, 2014.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2014	2013
Current:
Federal	$7,610	$1,177
State and local	981	544
Foreign	77	82
Total	8,668	1,803
Deferred:
Federal	2,776	2,588
State and local	(236)	58
Total	2,540	2,646
Income tax expense	$11,208	$4,449
Net deferred tax assets comprise the following:

	As of March 31, 2014	As of December 31, 2013
Deferred tax assets:
Amortizable basis (1)	$468,440	$183,858
Other (2)	6,349	4,049
Total deferred tax assets	474,789	187,907
Less: valuation allowance (3)	—	—
Net deferred tax assets	$474,789	$187,907
(1) Represents the unamortized step-up of tax basis from the H&F Corp Merger and the purchase of common and preferred units by APAM.
(2) Represents the net deferred tax assets associated with the H&F Corp Merger and other miscellaneous deferred tax assets.
(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of March 31, 2014 and December 31, 2013.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2014, U.S. federal income tax returns for the years 2010 through 2013 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2010 to 2013.
Note 12. Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of March 31, 2014	As of December 31, 2013
Unrealized gain on investments	$455	$303
Foreign currency translation	127	75
Accumulated Other Comprehensive Income (Loss)	$582	$378

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
Note 13. Earnings Per Share
Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted shares are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by the employees. Income available to Class A common stockholders is computed by reducing net income attributable to APAM by dividends declared or paid to convertible preferred stockholders during the period and earnings (distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. All income for the period prior to the IPO was entirely allocable to noncontrolling interest. As a result, only net income allocable to APAM from the period subsequent to the IPO is included in net income (loss) available to Class A common stockholders for the period ended March 31, 2013.
As described in Note 1, “Organization and nature of business” the consideration Artisan paid to purchase shares of its convertible preferred stock in connection with the 2014 Follow-on Offering exceeded the carrying amount of the shares of convertible preferred stock on Artisan’s consolidated balance sheet by $22.7 million, which is subtracted from net income as a deemed dividend to arrive at income available to common stockholders in the earnings per share calculation. The purchase of subsidiary preferred equity in connection with the 2014 Follow-on Offering resulted in a similar deemed dividend, which reduced net income available to common stockholders by an additional $25.2 million in the calculation of earnings per share.
Diluted earnings per share is computed by increasing the denominator by the amount of additional Class A common shares that would have been outstanding if all potential Class A common shares had been issued. Potential dilutive Class A common shares consist of (1) the Class A common shares issuable upon exchange of Holdings’ limited partnership units (together with the corresponding shares of APAM Class B or C common stock) for APAM Class A common stock, (2) the Class A common shares issuable upon conversion of APAM convertible preferred stock into APAM Class A common stock and (3) unvested restricted shares of Class A common stock.
At March 31, 2014 and 2013, there were 41,937,223 and 54,713,763, respectively, limited partnership units of Holdings outstanding exchangeable, as of March 12, 2014, for up to 41,937,223 and 54,713,763 shares, respectively, of APAM’s Class A common stock. Such units/shares were not included in the calculation of diluted net income (loss) per common share because the effect would have been anti-dilutive. For the three months ended March 31, 2014, a net loss was allocable to common stockholders. As a result, 1,616,969 shares of unvested restricted stock and 455,011 shares of convertible preferred stock and the net income allocated to those shares were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.
At March 31, 2013, 2,565,463 shares of APAM convertible preferred stock were determined to be dilutive and are included in the diluted earnings per share calculation. The dilutive effect of outstanding convertible preferred stock is reflected in diluted earnings per share by application of the if-converted method.
The computation of weighted average common shares outstanding considers the outstanding shares of Class A common stock from January 1, 2014 through March 31, 2014 and March 12, 2013 through March 31, 2013, for the respective periods. The Class B and Class C common shares do not share in profits of APAM and therefore are not reflected.

The computation of basic and diluted earnings per share for the periods ended March 31, 2014 and 2013 were as follows:

Basic and Diluted Earnings Per Share	For the Three Months Ended March 31, 2014	For the Period from March 12, 2013 to March 31, 2013
Numerator:
Net income (loss) allocable to APAM	$8,636	$2,950
Less: Convertible preferred stock deemed dividends	(22,694)	—
Less: Subsidiary preferred equity deemed dividends	(25,155)	—
Less: Allocation to participating securities	(6,980)	(495)
Net income (loss) allocable to common stockholders	$(46,193)	$2,455
Denominator:
Weighted average shares outstanding - basic	20,214,242	12,728,949
Effect of dilutive securities	—	2,565,463
Weighted average shares outstanding - diluted	20,214,242	15,294,412
Earnings (loss) per share - basic and diluted	$(2.29)	$0.19
Note 14. Indemnifications
In the normal course of business, APAM enters into agreements that include indemnities in favor of third parties. Holdings has also agreed to indemnify APAM as its general partner, Artisan Investment Corporation (“AIC”) as its former general partner, the directors and officers of APAM, the directors and officers of AIC as its former general partner, the members of its former Advisory Committee, and its partners, directors, officers, employees and agents. Holdings’ subsidiaries may also have similar agreements to indemnify their respective general partner(s), directors, officers, directors and officers of their general partner(s), partners, members, employees, and agents. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred. APAM maintains insurance policies that may provide coverage against certain claims under these indemnities.
Note 15. Related Party Transactions
Artisan engages in transactions with its affiliates in the ordinary course of business.
Affiliate transactions—Artisan Funds
Artisan has agreements to serve as the investment manager of Artisan Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.63% to 1.25%. Artisan generally collects revenues related to these services on the last business day of each month and records them in Management fees in the Consolidated Statement of Operations. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than 1.50% of average daily net assets, and 1.25% of the fund’s average daily net assets for the Artisan Partners High Income Fund. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with Artisan receive no compensation from the funds. At March 31, 2014 and December 31, 2013, accounts receivable included $3 thousand and $9 thousand due from the Funds, respectively.
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
	2014	2013
Investment management fees:
Artisan Funds	$136,586	$98,080
Fee waiver / expense reimbursement:
Artisan Funds	$60	$121

Affiliate transactions—Artisan Global Funds
Artisan has agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. At March 31, 2014 and December 31, 2013, respectively, accounts receivable included $1.2 million and $2.2 million due from Artisan Global Funds.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
	2014	2013
Investment management fees:
Artisan Global Funds	$3,239	$1,439
Fee waiver / expense reimbursement:
Artisan Global Funds	$82	$126
Affiliate transactions—Launch Equity
Artisan has an agreement to serve as the investment manager of Launch Equity. Under the terms of Artisan’s agreement with Launch Equity, Artisan earns a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At Artisan’s discretion, the fee may be waived and certain expenses reimbursed to the extent they exceed a certain level. Artisan expects to waive 100% of the quarterly fee and reimburse Launch Equity for all operating expenses, and Artisan may waive other expenses as well. Artisan is also entitled to receive an allocation of profits equal to 20% of Launch Equity’s net capital appreciation as determined at the conclusion of its fiscal year. That amount, which Artisan also expects to waive, is calculated at the end of the Launch Equity’s fiscal year. Artisan waived its incentive allocation for the year ended December 31, 2013. Expense reimbursements totaled $38 thousand and $40 thousand for the three months ended March 31, 2014 and 2013, respectively.
Affiliate transactions—AIC
Artisan had and has cost sharing arrangements with entities controlled by Andrew A. Ziegler (APAM’s Chairman of the Board and former Artisan employee) and Carlene M. Ziegler (also a former Artisan employee), pursuant to which the Ziegler entities currently reimburse Artisan for the costs associated with three employees using Artisan’s office space while they transition to new facilities, which is expected to occur by the end of June 2014. In addition, Artisan has obtained and paid for insurance policies covering potential liability AIC may incur as the prior general partner of Holdings. At March 31, 2014 and December 31, 2013, accounts receivable included $139 thousand and $243 thousand due from Ziegler entities, respectively.
Note 16. Subsequent Events
Distributions and dividends
On April 10, 2014, Artisan Partners Holdings paid an aggregate tax distribution of $48.9 million to partnership unit holders, including APAM. On April 22, 2014, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $30.6 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.55 per share of APAM’s Class A common stock and a dividend of $0.81 per share of APAM’s convertible preferred stock. The APAM dividends are payable on May 30, 2014, to shareholders of record as of May 16, 2014.

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
We have six autonomous investment teams that oversee fourteen distinct U.S., non-U.S. and global investment strategies. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates. During the March quarter of 2014 we launched our fourteenth investment strategy, the Artisan Partners High Income strategy, which is managed by our Credit team.
As of March 31, 2014, our assets under management (“AUM”) were $107.4 billion. During the three months ended March 31, 2014 we generated $201.8 million in revenues on $106.2 billion in average AUM. A combination of net client cash inflows of $1.4 billion and market appreciation of $648 million contributed to our growth in AUM and revenues for the three months ended March 31, 2014. For the three months ended March 31, 2014 we had positive net client cash flows in 10 of our 14 strategies and in four out of five distribution channels, sourced from clients located in the U.S. and abroad. As of March 31, 2014 and 2013, 11% of our AUM was sourced from non-U.S. clients.
We post updated information about our assets under management under the Financial Information section of our Investor Relations website (www.apam.com) after the conclusion of the seventh NYSE trading day of each month.
As of March 31, 2014 we had approximately 320 employees.
Factors Impacting our Results of Operations
Economic Environment
Global equity market conditions can materially affect our financial performance. Global equity markets were generally positive for the three months ended March 31, 2014 and 2013, as reflected by the total returns of the S&P 500, MSCI All Country World and MSCI EAFE indices:

	For the Three Months Ended March 31,
	2014	2013
S&P 500 total returns	1.8%	10.6%
MSCI All Country World total returns	1.1%	6.5%
MSCI EAFE total returns	0.7%	5.1%
Organizational Structure
On March 12, 2013, APAM and the intermediary holding company through which APAM conducts its operations, Artisan Partners Holdings, completed a series of transactions (the “IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company. The IPO Reorganization is described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014.
The historical results of operations discussed below are the combined results of APAM and Holdings. Because APAM and Holdings were under common control at the time of the IPO Reorganization, APAM’s acquisition of control of Holdings was accounted for as a transaction among entities under common control. APAM has been allocated a part of Holdings’ net income since March 12, 2013, when it became Holdings’ general partner. Our employees and other investors held approximately 59% of the equity interests in Holdings as of March 31, 2014. Our post-IPO results reflect that significant noncontrolling interest. As of March 31, 2014, our net income represented approximately 41% of Holdings’ net income.

On March 12, 2014, we completed an offering of 9,284,337 shares of Class A common stock and utilized all of the net proceeds to purchase an aggregate of 6,284,337 common units and 2,256,883 preferred units of Holdings from certain of the limited partners of Holdings and 743,117 shares of APAM convertible preferred stock from a private equity fund controlled by Hellman & Friedman LLC. In connection with the offering, APAM received 9,284,337 general partnership units of Holdings, and APAM’s ownership interest in Holdings increased from 29% to 41%.
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
Prior to the IPO Reorganization, all vested Class B limited partnership interests were subject to mandatory redemption on termination of employment for any reason, with payment in cash typically in annual installments over the five years following termination of employment. Unvested Class B limited partnership interests were forfeited on termination of employment. Due to the redemption feature, the Class B grants were considered liability awards. Compensation cost was measured at the grant date based on the fair value of the limited partnership interests granted, and was re-measured each period. Changes in the fair value that occurred after the end of the vesting period were recorded as compensation cost of the period in which the changes occurred through settlement of the limited partnership interests.
As part of the IPO Reorganization, the grant agreements pursuant to which the Class B interests were granted were amended to eliminate the cash redemption feature. As a result, liability award accounting no longer applied and the costs associated with distributions to our Class B partners and changes in the value of Class B liability awards were no longer recognized as compensation expense. However, we continue to record compensation expense for Class B common units that were unvested at the time of the IPO Reorganization over their remaining vesting period, based on the fair value of the awards upon modification. As a result of the IPO Reorganization, we recognized a non-recurring compensation expense based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO Reorganization and the value based on the offering price per share of Class A common stock ($30.00 per share). The amount of this non-recurring charge was $287.3 million. In the March quarter of 2013, we also recognized $56.8 million of compensation expense relating to a cash incentive compensation payment we made to certain of our portfolio managers in connection with the IPO and $20.5 million of compensation expense associated with the reallocation of profits after the IPO which otherwise would have been allocable and distributable to Holdings’ pre-IPO non-employee partners but were instead allocated to certain of Artisan Partners Holdings’ employee-partners.
Issuance of CVRs
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. The CVRs were terminated in conjunction with our common stock offering that closed on November 6, 2013 with no amounts paid or payable by us. Prior to their termination, the CVRs were classified as liabilities and accounted for under ASC 815 as derivatives. For the three months ended March 31, 2013, a gain of $24.8 million was recorded in other non-operating income (loss) to reflect a decrease in the fair value of the CVR liability from March 12 to March 31, 2013.
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
As of March 31, 2014, deferred tax assets of $474.8 million and amounts payable under the TRAs of $405.2 million have been recorded in the Condensed Consolidated Statements of Financial Condition primarily as a result of the above items and other tax impacts of the IPO Reorganization. APAM’s purchase of Holdings’ common and preferred units with a portion of the 2014 Follow-on Offering proceeds resulted in an increase to deferred tax assets of approximately $287.4 million and an increase in amounts payable under tax receivable agreements of approximately $244.3 million.
Costs of Being a Public Company
Following the IPO, we have incurred, and expect to continue to incur, additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors’ and officers’ liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. These additional expenses have increased and will continue to increase our general and administrative expenses and reduce our net income. Further, we may incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock. We incurred $1.1 million of expenditures in the March quarter of 2014 in connection with the 2014 Follow-on Offering. Those expenses were capitalized and reduced our equity.
Financial Overview
Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2014	2013
	(unaudited; dollars in millions)
Assets under management at period end	$107,397	$83,178
Average assets under management (1)	$106,172	$79,152
Net client cash flows	$1,413	$2,186
Total revenues	$201.8	$148.2
Weighted average fee (2)	77	76
Adjusted operating margin (3)	45.1%	37.0%

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
Assets Under Management and Investment Performance
Changes to our operating results from one period to another are primarily caused by changes in the amount of our assets under management. Changes in the relative composition of our assets under management among our investment strategies and products and the effective fee rates on our products could also impact our operating results, and in some periods the impact could be material. However, for the three months ended March 31, 2014 and 2013, our operating results were primarily impacted by changes in the amount of our assets under management.

Our assets under management increase or decrease with the net inflows or outflows of client assets into our various investment strategies and with the investment performance of these strategies. The amount and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among others:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;

•	flows of client assets into and out of our various strategies and investment vehicles;

•	our decision to close strategies or limit the growth of assets in a strategy when we believe it is in the best interest of our clients;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.
The table below sets forth changes in our total AUM:

	For the Three Months Ended March 31,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Beginning assets under management	$105,477	$74,334	$31,143	41.9%
Gross client cash inflows	6,639	6,324	315	5.0%
Gross client cash outflows	(5,226)	(4,138)	(1,088)	(26.3)%
Net client cash flows	1,413	2,186	(773)	(35.4)%
Market appreciation (depreciation)	648	6,658	(6,010)	(90.3)%
Net transfers (1)	$(141)	$—	(141)	(100.0)%
Ending assets under management	$107,397	$83,178	$24,219	29.1%
Average assets under management	$106,172	$79,152	$27,020	34.1%
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle. The $141 million transferred out of one strategy in the first quarter was transferred back into another strategy in early April 2014.

For the three months ended March 31, 2014, 10 of our 14 investment strategies experienced net client cash inflows, resulting in net client cash inflows of $1.4 billion for the period. Our Non-U.S. Growth strategy, managed by our Global Equity team, and our Global Value strategy, managed by our Global Value team, received the most net inflows during the quarter, gathering net inflows of $1.4 billion and $524 million, respectively. During the three months ended March 31, 2014, each of the three strategies managed by our U.S. Value team and our Emerging Markets strategy experienced net client cash outflows. Artisan Funds and Artisan Global Funds had $2.3 billion of net inflows primarily sourced through our broker-dealer and financial advisor channels.
Separate accounts net outflows of $911 million include the effect of a $722 million outflow resulting from a separate account client termination in March within our Value Equity strategy. The pension fund client communicated that the termination was a result of its decision to consolidate assets with a smaller number of managers and reduce its overall cost structure. The termination is evidence that our flows will be lumpy over time and also reflects our commitment to fee discipline which is one of the cornerstones of our financial model. Over the long-term our financial model has been critical to our ability to attract and retain investment talent, deliver strong financial results and produce a stable and diverse business able to weather all market environments.
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

On February 14, 2014, we closed our Global Value strategy, including Artisan Global Value Fund, to most new investors and client relationships. The Global Value strategy had net client cash inflows of $524 million and $959 million for the three months ended March 31, 2014 and 2013, respectively. We manage capacity for each of our strategies individually, taking an approach that considers total assets under management, the velocity of asset growth and the mix of business across distribution channels, geographic regions and client types. We also consider other factors, such as the exceptional market performance over the past five years, which has contributed to the rate of asset growth in the Global Value strategy.

We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We believe that we currently have realizable capacity particularly in some of our non-U.S. and global strategies (such as our Non-U.S. Growth, Global Equity and Global Opportunities strategies), where we believe we are well-positioned to take advantage of increasing client and investor demand.

The table below sets forth the total AUM for each of our investment teams and strategies as of March 31, 2014, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of March 31, 2014.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team		(unaudited)
Non-U.S. Growth Strategy	1/1/1996	$26,324	(1)	557	400	287	648
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,819	312	624	445	571	544
Global Equity Strategy	4/1/2010	$304	123	803	N/A	N/A	648
Global Small-Cap Growth Strategy	7/1/2013	$157	N/A	N/A	N/A	N/A	225

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$15,916	(320)	108	(93)	283	569
U.S. Small-Cap Value Strategy	6/1/1997	$4,048	(619)	(578)	(343)	187	470
Value Equity Strategy	7/1/2005	$2,087	(521)	(60)	45	N/A	69

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$17,228	756	241	213	242	617
U.S. Small-Cap Growth Strategy	4/1/1995	$3,079	424	510	558	190	112
Global Opportunities Strategy	2/1/2007	$2,995	238	502	687	N/A	630

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$17,161	560	738	770	615	726
Global Value Strategy	7/1/2007	$14,834	776	951	724	N/A	672

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$1,326	74	(290)	(153)	N/A	(91)

Credit Team
High Income Strategy (2)	4/1/2014	$76	N/A	N/A	N/A	N/A	N/A

Total Assets Under Management (3)		$107,397
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy for the periods presented and since its inception date. Value-added for periods less than one year is not annualized. The market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy—MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy—MSCI EAFE® Small Cap Index; Global Equity strategy—MSCI ACWI® Index; Global Small-Cap Growth strategy—MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy—Russell 2000® Index; U.S. Mid-Cap Value strategy—Russell Midcap® Index; Value Equity strategy—Russell 1000® Index; U.S. Mid-Cap Growth strategy—Russell Midcap® Index; Global Opportunities strategy—MSCI ACWI® Index; U.S. Small-Cap Growth strategy—Russell 2000® Index; Non-U.S. Value strategy—MSCI EAFE® Index; Global Value strategy—MSCI ACWI® Index; Emerging Markets strategy—MSCI Emerging Markets IndexSM.

(2) High Income Strategy’s composite inception date is April 1, 2014 for the purposes of calculating strategy performance. The strategy began investment operations on March 19, 2014. We seeded the Artisan Partners High Income Fund with an initial $10 million.

(3) Includes an additional $42.5 million in assets managed in a portfolio not currently made available to outside investors to evaluate its potential viability as a strategy to be offered to clients.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Total
March 31, 2014	(unaudited; in millions)
Beginning assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	$105,477
Gross client cash inflows	2,622	850	1,389	1,688	14	76	6,639
Gross client cash outflows	(979)	(2,163)	(897)	(795)	(392)	—	(5,226)
Net client cash flows	1,643	(1,313)	492	893	(378)	76	1,413
Market appreciation (depreciation)	(356)	340	419	286	(41)	—	648
Net transfers (1)	—	—	—	(141)	—	—	(141)
Ending assets under management	$28,604	$22,051	$23,344	$31,995	$1,327	$76	$107,397
Average assets under management	$27,715	$22,388	$23,290	$31,306	$1,464	$62	$106,172
March 31, 2013
Beginning assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$—	$74,334
Gross client cash inflows	1,540	1,116	1,410	1,994	264	—	6,324
Gross client cash outflows	(908)	(924)	(569)	(343)	(1,394)	—	(4,138)
Net client cash flows	632	192	841	1,651	(1,130)	—	2,186
Market appreciation (depreciation)	1,358	2,334	1,336	1,677	(47)	—	6,658
Net transfers	—	—	—	—	—	—	—
Ending assets under management	$22,082	$19,248	$16,869	$23,214	$1,765	$—	$83,178
Average assets under management	$21,270	$18,157	$16,144	$21,720	$1,861	$—	$79,152
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle. The $141 million transferred out of one strategy in the first quarter was transferred back into another strategy in early April 2014.

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

The table below sets forth our AUM by distribution channel:

	As of March 31, 2014		As of March 31, 2013
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Defined Contribution	$21,503	20.0%	$16,904	20.3%
Broker-Dealer	22,932	21.4%	15,828	19.0%
Financial Advisor	11,540	10.8%	7,690	9.3%
Institutional	45,041	41.9%	38,198	45.9%
Retail	6,381	5.9%	4,558	5.5%
Ending Assets Under Management(1)	$107,397	100.0%	$83,178	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate account clients:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
March 31, 2014	(unaudited; in millions)
Beginning assets under management	$59,881	$45,596	$105,477
Gross client cash inflows	5,503	1,136	6,639
Gross client cash outflows	(3,179)	(2,047)	(5,226)
Net client cash flows	2,324	(911)	1,413
Market appreciation (depreciation)	305	343	648
Net transfers	(35)	(106)	(141)
Ending assets under management	$62,475	$44,922	$107,397
Average assets under management	$60,761	$45,411	$106,172
March 31, 2013
Beginning assets under management	$39,603	$34,731	$74,334
Gross client cash inflows	4,570	1,754	6,324
Gross client cash outflows	(2,222)	(1,916)	(4,138)
Net client cash flows	2,348	(162)	2,186
Market appreciation (depreciation)	3,733	2,925	6,658
Net transfers	—	—	—
Ending assets under management	$45,684	$37,494	$83,178
Average assets under management	$43,205	$35,947	$79,152

Results of Operations
Three months ended March 31, 2014, Compared to Three months ended March 31, 2013

	For the Three Months Ended March 31,		For the Period-to-Period
	2014	2013	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$201.8	$148.2	$53.6	36%
Operating Expenses
Total compensation and benefits	109.5	548.9	(439.4)	(80)%
Other operating expenses	25.1	20.6	4.5	22%
Total operating expenses	134.6	569.5	(434.9)	(76)%
Total operating income	67.2	(421.3)	488.5	116%
Non-operating income (loss)
Interest expense	(2.9)	(3.2)	0.3	9%
Other non-operating income	(0.9)	29.6	(30.5)	(103)%
Total non-operating income (loss)	(3.8)	26.4	(30.2)	(114)%
Income before income taxes	63.4	(394.9)	458.3	116%
Provision for income taxes	11.2	4.4	6.8	155%
Net income before noncontrolling interests	52.2	(399.3)	451.5	113%
Less: Noncontrolling interests - Artisan Partners Holdings	44.2	(407.1)	451.3	111%
Less: Noncontrolling interests - Launch Equity	(0.6)	4.8	(5.4)	(113)%
Net income attributable to Artisan Partners Asset Management Inc.	$8.6	$3.0	$5.6	187%
Per Share Data
Net income (loss) available to Class A common stock per basic share	$(2.29)	$0.19
Net income (loss) available to Class A common stock per diluted share	$(2.29)	$0.19
Weighted average basic shares of Class A common stock outstanding	20,214,242	12,728,949
Weighted average diluted shares of Class A common stock outstanding	20,214,242	15,294,412
Revenues
Essentially all of our revenues consist of investment management fees earned from managing clients’ assets. Our investment management fees fluctuate based on a number of factors, including the total value of our AUM, the composition of AUM among our investment vehicles (including pooled vehicles available to U.S. investors, pooled vehicles available to non-U.S. investors and separate accounts) and our investment strategies (which have different fee rates), changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and for the few accounts on which we earn performance-based fees, the investment performance of those accounts relative to their designated benchmarks.
The increase in revenues of $53.6 million, or 36%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was driven primarily by a $27.0 billion, or 34.1%, increase in our average AUM. The increase in our average AUM was primarily attributable to net client cash inflows and market appreciation between March 31, 2013 and March 31, 2014.

Our weighted average investment management fee was 77 basis points for the three months ended March 31, 2014, compared to 76 basis points for the three months ended March 31, 2013. Separate accounts, including U.S-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, paid a weighted average fee of 55 basis points for the three months ended March 31, 2014 and 2013. These assets represented 42% and 45% of our total AUM as of March 31, 2014 and 2013, respectively. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 93 basis points for the three months ended March 31, 2014 and 2013. These assets represented 58% and 55% of our AUM as of March 31, 2014 and 2013, respectively.
For the three months ended March 31, 2014 and 2013, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $62.0 million and $48.7 million of our revenues, respectively. For the three months ended March 31, 2014 and 2013, fees from Artisan Funds represented $136.6 million and $98.1 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.2 million and $1.4 million of our revenues, respectively.
Operating Expenses
The decrease in total operating expenses of $434.9 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily attributable to a decrease in compensation and benefits expense of $439.4 million.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$81.6	$72.7	$8.9	12%
Restricted share compensation expense	4.3	—	4.3	—%
Total salaries, incentive compensation and benefits	85.9	72.7	13.2	18%
Change in value of Class B liability awards	—	41.9	(41.9)	(100)%
Class B award modification expense	—	287.3	(287.3)	(100)%
Amortization expense on pre-offering Class B awards	23.6	4.0	19.6	490%
Pre-offering related compensation - share-based awards	23.6	333.2	(309.6)	(93)%

Pre-offering related cash incentive compensation	—	56.8	(56.8)	(100)%
Pre-offering related bonus make-whole compensation	—	20.5	(20.5)	(100)%
Distributions on Class B liability awards	—	65.7	(65.7)	(100)%
Pre-offering related compensation - other	—	143.0	(143.0)	(100)%
Total compensation and benefits	$109.5	$548.9	$(439.4)	(80)%
(1) Excluding restricted share compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by accrued incentive compensation expense for our investment and marketing professionals. Cash incentive compensation is directly linked to our revenues and increased by $15.0 million as a result of higher investment management fee revenue during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Partially offsetting the increase was a $5.8 million decrease in severance expense and a $3.2 million decrease in incentive compensation expense related to a special incentive compensation plan for certain portfolio managers. The incentive compensation plan, which ended on December 31, 2013, provided certain portfolio managers with additional cash compensation based on the then-current value of shares of mutual funds managed by those portfolio managers over a three-year period.
Pursuant to the 2013 Omnibus Incentive Compensation Plan, we have issued restricted shares of Class A common stock to our employees. Compensation expense recognized related to restricted shares was $4.3 million for the three months ended March 31, 2014. We expect to grant additional equity awards on an annual basis. The amount of equity granted will vary from year to year and be influenced by our results.
Salaries, incentive compensation and benefits was 43% and 49% of our revenues for the three months ended March 31, 2014, and 2013, respectively.

Pre-offering related share-based compensation expense decreased $309.6 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as a result of a change in accounting for share based awards. Prior to the IPO Reorganization in March 2013, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of those awards. For the three months ended March 31, 2013, we recognized $41.9 million in compensation expense to record the liability awards at fair value. Immediately after the amendment of the grant agreements, we incurred a $287.3 million compensation charge related to the award modification. Compensation expense for these awards after the IPO Reorganization represents the amortization of the fair value of unvested awards at the date of the IPO Reorganization over the remaining vesting term.
Pre-offering related other compensation decreased $143.0 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. During the three months ended March 31, 2013, we recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee partners, and $20.5 million in compensation expense representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Artisan Partners Holdings’ pre-IPO non-employee partners which were instead allocated and distributed to certain employee-partners.
Other operating expenses
Other operating expenses increased $4.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a $2.9 million increase in distribution and marketing expenses related to higher average AUM and revenues and a $1.1 million increase in communication and technology expenses. We expect our Communication and technology expense to continue to increase in future quarters.
Non-Operating Income (Loss)
The decrease in non-operating income of $30.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to a $24.8 million gain on the valuation of contingent value rights recognized during the three months ended March 31, 2013. The gain on the CVR was the result of an increase in our stock price from the $30.00 per share IPO price utilized in determining the initial fair value of the CVR liability to the closing price of $39.45 per share on March 31, 2013. As a derivative liability, all changes in the fair value of this liability were recorded to current earnings. The CVRs were terminated on November 6, 2013.
Gains of Launch Equity decreased $5.4 million in the three months ended March 31, 2014, compared to the prior year period. Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and are offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Non-operating income (loss) for the three months ended March 31, 2014 also includes $0.3 million of expense related to the change in our estimate of the payment obligation under the tax receivable agreements. The effect of subsequent changes in any of our tax estimates after the date of an exchange or sale that triggers an obligation under the tax receivable agreements will be included in net income. Similarly, the effect of changes in enacted tax rates and in applicable tax laws will be included in net income.
Provision for Income Taxes
The increase in provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the three months ended March 31, 2014 and 2013 was 17.7% and 11.2%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 62% and 78% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended March 31, 2014 and 2013, respectively. Income (loss) before income taxes includes amounts that are passed through to unit holders of Holdings and noncontrolling interest and is not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Prior to our IPO and IPO Reorganization in March 2013, none of Holdings’ earnings were subject to U.S. corporate-level taxes.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, as defined below, (2) offering related proxy expense, as defined below, and (3) net gain (loss) on the valuation of contingent value rights, and reflects income taxes as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of our convertible preferred stock were exchanged for or converted into shares of our Class A common stock on a one-for-one basis. Assuming the full exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to us, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated effective tax rate was 36.2% and 35.8% for the three months ended March 31, 2014 and 2013, respectively.

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

•
For the three months ended March 31, 2014, pre-offering related compensation includes the amortization of unvested Class B common units of Artisan Partner Holdings that were granted prior to the IPO, which closed on March 12, 2013. For the three months ended March 31, 2013, pre-offering related compensation includes (1) expense resulting from cash incentive compensation payments triggered by the IPO and expense associated with the reallocation of post-IPO profits from certain pre-IPO partners to employee-partners, (2) one-time expense, resulting from the modification of the Class B common unit awards at the time of the IPO, based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to our IPO and the value based on the offering price per share of Class A common stock in the IPO, (3) the amortization of unvested Class B common units of Artisan Partners Holdings that were granted prior to the IPO, (4) distributions to the Class B partners of Artisan Partners Holdings, (5) redemptions of Class B common units and (6) changes in the value of Class B liability awards during the period.

•
For the three months ended March 31, 2014, offering related proxy expenses includes costs incurred as a result of the change of control (for purposes of the Investment Company Act and Investment Advisers Act) that occurred on March 12, 2014. We incurred costs through the first quarter of 2014 in soliciting the necessary approvals and consents from the boards and shareholders of the mutual funds that we advise or sub-advise and from our separate accounts clients, which were necessary because of the change of control.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2014	2013
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$8.6	$3.0
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44.2	(407.1)
Add back: Provision for income taxes	11.2	4.4
Add back: Pre-offering related compensation - share-based awards	23.6	333.2
Add back: Pre-offering related compensation - other	—	143.0
Add back: Offering related proxy expense	0.1	—
Less: Net gain on the valuation of contingent value rights	—	24.8
Less: Adjusted provision for income taxes	31.7	18.5
Adjusted net income (Non-GAAP)	$56.0	$33.2

Average shares outstanding
Class A common shares	20.2	12.7
Assumed vesting, conversion or exchange of:
Class A unvested restricted shares	1.6	—
Convertible preferred shares outstanding	1.0	2.6
Artisan Partners Holdings units outstanding (noncontrolling interest)	48.7	54.7
Adjusted shares	71.5	70.0

Adjusted net income per adjusted share (Non-GAAP)	$0.78	$0.47

Operating income (loss) (GAAP)	$67.2	$(421.3)
Add back: Pre-offering related compensation - share-based awards	23.6	333.2
Add back: Pre-offering related compensation - other	—	143.0
Add back: Offering related proxy expense	0.1	—
Adjusted operating income (Non-GAAP)	$90.9	$54.9

Adjusted operating margin (Non-GAAP)	45.1%	37.0%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$8.6	$3.0
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44.2	(407.1)
Add back: Pre-offering related compensation - share-based awards	23.6	333.2
Add back: Pre-offering related compensation - other	—	143.0
Add back: Offering related proxy expense	0.1	—
Less: Net gain on the valuation of contingent value rights	—	24.8
Add back: Interest expense	2.9	3.2
Add back: Provision for income taxes	11.2	4.4
Add back: Depreciation and amortization	0.7	0.7
Adjusted EBITDA (Non-GAAP)	$91.3	$55.6

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of March 31, 2014 and December 31, 2013. The data presented excludes Launch Equity’s cash and cash equivalents and accounts receivable as these assets are not sources of liquidity for us.

	March 31, 2014	December 31, 2013
	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$208.4	$211.8
Accounts receivable	$62.2	$64.1
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. We also maintain a $100.0 million revolving credit facility, which was unused as of and for the three months ended March 31, 2014.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. We used the proceeds of the notes and $90.0 million drawn from the revolving credit facility to prepay the entire then-outstanding principal amount of our prior term loan. The notes are comprised of three series, each with a balloon payment at maturity. In connection with the IPO, we paid all of the $90.0 million outstanding principal amount of loans under the revolving credit facility. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2014.
Distributions and Dividends
In connection with the IPO, we made a cash incentive compensation payment of approximately $56.8 million to certain of our portfolio managers and distributed to our pre-IPO partners all of our retained profits as of the date of the closing of the IPO. During the March quarter of 2014, Artisan Partners Holdings distributed $131.6 million to holders of its partnership units, including APAM. During the quarter, APAM paid a quarterly dividend of $0.55 per share of Class A common stock and a special annual dividend of $1.63 per share of Class A common stock. APAM also paid a dividend of $3.00 per share of convertible preferred stock.
In future periods, we anticipate that we will distribute a significant portion of our profits to our equity holders. Our dividend policy targets the distribution of the majority of annual adjusted earnings through a quarterly dividend and, subject to firm profitability and business conditions, a special annual dividend. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.

On April 22, 2014, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $30.6 million payable by Artisan Partners Holdings on May 23, 2014 to holders of its partnership units, including us, of record on May 16, 2014. In addition, our board of directors declared a quarterly dividend of $0.55 per share of Class A common stock and $0.81 per share of convertible preferred stock, both to be paid on May 30, 2014, to shareholders of record as of the close of business on May 16, 2014.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.
Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in recognition of a $405.2 million liability as of March 31, 2014. The $405.2 million liability represents 85% of the tax benefits we expect to realize from the H&F Corp Merger, our purchase of Class A units in connection with the IPO, our purchase of preferred units in November 2013, and our purchase of common and preferred units in March 2014, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.

The liability will increase upon redemptions of Holdings units or exchanges of Holdings units for our Class A common stock or convertible preferred stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the redemptions or exchanges. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM actually realizes in respect of the attributes to which the TRAs relate.
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
Cash Flows

	For the Three Months Ended March 31,
	2014	2013
	(unaudited; in millions)
Cash as of January 1	$211.8	$141.2
Net cash provided by (used in) operating activities	147.2	(29.0)
Net cash provided by (used in) investing activities	(11.9)	(2.7)
Net cash provided by (used in) financing activities	(138.7)	89.6
Cash as of March 31	$208.4	$199.1
Operating activities provided net cash of $147.2 million and used net cash of $29.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily driven by higher operating income in 2014 and IPO Reorganization payments made in 2013. The increase was comprised of $56.8 million IPO-related cash incentive compensation payments and $65.7 million Class B distributions paid in the March quarter of 2013, and an increase of $40.1 million in operating income, excluding share based and pre-offering related compensation expenses. Timing differences in working capital accounts also increased our operating cash flows by $19.5 million in the March quarter of 2014 compared to 2013.
Transactions associated with Launch Equity used operating cash of $1.8 million and $2.9 million during the three months ended March 31, 2014, and 2013, respectively. Nearly all of Launch Equity’s cash flows are attributable to non-controlling interests.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $11.9 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net cash used in investing activities was primarily due to our $10 million available-for-sale investments during the March quarter of 2014 to provide seed capital for the Artisan Partners High Income Fund compared to $2 million of seed capital investments during the March quarter of 2013.
Financing activities consist primarily of partnership distributions to partners, dividend payments to holders of our Class A common stock, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO and follow-on offerings, and payments to purchase APAM convertible preferred stock and Holdings partnership units. Financing activities used net cash of $138.7 million and provided net cash of $89.6 million for the three months ended March 31, 2014 and 2013, respectively. This decrease in net cash provided by financing activities was primarily the result of net proceeds of $353.4 million provided by the IPO. The cash provided by the IPO was offset by $100.5 million profits distributions to our non-employee partners, a $90.0 million payment of principal outstanding under our revolving credit arrangement, and payments of $76.3 million for the purchase of Class A common units in connection with the IPO. For the three months ended March 31, 2014, net cash used in financing activities was primarily driven by $93.0 million of Holdings’ profits distributions and $46.8 million of dividends paid to APAM shareholders. All of the proceeds provided by the 2014 Follow-On Offering were used to purchase shares of our convertible preferred stock and subsidiary equity, as described under “Factors Impacting our Results of Operations.”
Launch Equity’s limited partners contributed $1.8 million and $3.1 million of additional capital to Launch Equity during the three months ended March 31, 2014 and 2013, respectively. Nearly all of Launch Equity’s capital is attributable to non-controlling interests.

Certain Contractual Obligations
As of March 31, 2014, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014, except, in connection with the 2014 Follow-on Offering, the TRA liability increased by $244.3 million. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or convertible preferred stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to pay approximately $4.4 million related to the TRAs in 2014. We expect the estimated payments to be funded by realized tax benefits.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2014.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2013.
New or Revised Accounting Standards
There have been no new or revised accounting standards from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2013.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our latest annual report on Form 10-K, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
As described in Note 9, “Stockholders' Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner’s shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended March 31, 2014.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.(1)
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.(1)
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.(1)
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP(2)
10.2	Amended and Restated Resale and Registration Rights Agreement(2)
10.3	Exchange Agreement(1)
10.4	Tax Receivable Agreement (Merger)(1)
10.5	Tax Receivable Agreement (Exchanges)(1)
10.6	Stockholders Agreement(1)
10.7	Public Company Contingent Value Rights Agreement(1)
10.8	Partnership Contingent Value Rights Agreement(1)
10.9	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan(3)
10.10	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan(3)
10.11	Artisan Partners Asset Management Inc. Bonus Plan(3)

10.12	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement(4)
10.13	Employment Agreement of Andrew A. Ziegler(1)
10.14	Form of Indemnification Agreement(4)
10.15	Form of Indemnification Priority Agreement(4)
10.16	Five-Year Revolving Credit Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent(5)
10.17	Note Purchase Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP and the purchasers listed therein(5)
10.18	Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc., dated March 12, 2014(6)
10.19	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan—Restricted Share Unit Award Agreement(4)
10.20
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan-Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on June 25, 2013 (File No. 001-35826))

10.21	Unit and Share Purchase Agreement (incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on October 16, 2013 (File No. 333-191739))
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2014 and 2013

(1)	incorporated by reference to Form 10-Q filed by Artisan Partners Asset Management Inc. on May 9, 2013 (File No. 001-35826)
(2)	incorporated by reference to Form 10-Q filed by Artisan Partners Asset Management Inc. on November 7, 2013 (File No. 001-35826)
(3)	incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013 (File No. 333-184686)
(4)	incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013 (File No. 333-184686)
(5)	incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on November 1, 2012 (File No. 333-184686)
(6)	incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on March 19, 2014 (File No. 333-194684)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: May 7, 2014
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)