Form 10-Q
period 2014-06-30
Artisan Partners Asset Management Inc.
filed 2014-08-04
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 31, 2014 were 32,549,482, 21,473,293 and 18,910,918, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements
ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Condensed Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amount)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$203,576	$211,839
Cash and cash equivalents of Launch Equity	33,117	19,156
Accounts receivable	65,033	64,110
Accounts receivable of Launch Equity	1	7,428
Investment securities	18,265	7,804
Investment securities of Launch Equity	49,813	63,364
Property and equipment, net	11,545	8,760
Deferred tax assets	538,422	187,907
Prepaid expenses and other assets	12,802	11,030
Total assets	$932,574	$581,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$42,341	$45,369
Accrued incentive compensation	71,132	3,580
Borrowings	200,000	200,000
Amounts payable under tax receivable agreements	463,810	160,663
Accounts payable of Launch Equity	109	7,485
Securities sold, not yet purchased of Launch Equity	30,851	31,990
Total liabilities	808,243	449,087
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 31,141,608 and 19,807,436 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	311	198
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 21,566,436 and 25,271,889 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	216	253
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 18,817,775 and 25,206,554 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	188	252
Convertible preferred stock ($0.01 par value per share, 15,000,000 shares authorized, 0 and 1,198,128 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	—	34,909
Additional paid-in capital	83,313	6,388
Retained earnings (deficit)	(5,173)	1,401
Accumulated other comprehensive income (loss)	804	378
Total stockholders’ equity	79,659	43,779
Noncontrolling interest - Artisan Partners Holdings	(7,298)	38,060
Noncontrolling interest - Launch Equity	51,970	50,472
Total equity	124,331	132,311
Total liabilities and equity	$932,574	$581,398
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Management fees	$208,333	$161,916	$410,125	$310,130
Performance fees	154	17	154	26
Total revenues	$208,487	$161,933	$410,279	$310,156
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	85,295	69,251	171,150	141,931
Pre-offering related compensation - share-based awards	16,166	23,851	39,803	357,082
Pre-offering related compensation - other	—	—	—	143,035
Total compensation and benefits	101,461	93,102	210,953	642,048
Distribution and marketing	11,893	8,847	23,067	17,023
Occupancy	2,768	2,556	5,454	5,172
Communication and technology	5,483	3,515	9,959	6,845
General and administrative	6,057	5,529	12,869	11,998
Total operating expenses	127,662	113,549	262,302	683,086
Total operating income (loss)	80,825	48,384	147,977	(372,930)
Non-operating income (loss)
Interest expense	(2,902)	(2,891)	(5,785)	(6,101)
Net gain (loss) of Launch Equity	(884)	(1,210)	(1,482)	3,569
Net gain on the valuation of contingent value rights	—	8,620	—	33,420
Net gain (loss) on the tax receivable agreements	(4,471)	—	(4,471)	—
Other non-operating income (expense)	5	—	(271)	—
Total non-operating income (loss)	(8,252)	4,519	(12,009)	30,888
Income (loss) before income taxes	72,573	52,903	135,968	(342,042)
Provision for income taxes	8,650	5,873	19,858	10,322
Net income (loss) before noncontrolling interests	63,923	47,030	116,110	(352,364)
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	45,547	42,442	89,696	(364,681)
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	(884)	(1,210)	(1,482)	3,569
Net income attributable to Artisan Partners Asset Management Inc.	$19,260	$5,798	$27,896	$8,748

	April 1, 2014 to June 30, 2014	April 1, 2013 to June 30, 2013	January 1, 2014 to June 30, 2014	March 12, 2013 to June 30, 2013
Earnings (loss) per share
Basic	$0.42	$0.38	$(1.64)	$0.57
Diluted	$0.42	$0.38	$(1.64)	$0.57
Weighted average number of common shares outstanding
Basic	27,836,427	12,728,949	24,046,390	12,728,949
Diluted	27,836,427	15,294,412	24,046,390	15,294,412

Dividends declared per Class A common share	$0.55	$—	$2.73	$—
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (Loss) (U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) before noncontrolling interests	$63,923	$47,030	$116,110	$(352,364)
Other comprehensive income (loss), net of tax
Unrealized gains on investment securities:
Unrealized holding gains on investment securities, net of tax of $70, $8, $156 and $47, respectively	285	97	306	1,951
Less: reclassification adjustment for gain (loss) included in net income	—	—	—	—
Net unrealized gains on investment securities	285	97	306	1,951
Foreign currency translation gain (loss)	215	4	268	(318)
Total other comprehensive income	500	101	574	1,633
Comprehensive income (loss)	64,423	47,131	116,684	(350,731)
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	45,825	42,527	89,844	(363,135)
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	(884)	(1,210)	(1,482)	3,569
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$19,482	$5,814	$28,322	$8,835

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity (U.S. dollars in thousands)

	Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity
Balance at December 31, 2013	$703	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311
Net income (loss)	—	—	—	27,896	—	89,696	(1,482)	116,110
Other comprehensive income - foreign currency translation	—	—	—	—	104	164	—	268
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	109	291	—	400
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(10,371)	—	213	10,064	—	(94)
Capital contribution	—	—	—	—	—	—	2,980	2,980
Amortization of equity-based compensation	—	—	17,945	—	—	30,819	—	48,764
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	55,711	—	—	—	—	55,711
Issuance of Class A common stock, net of issuance costs	111	—	552,234	—	—	—	—	552,345
Purchase of convertible preferred stock and subsidiary equity	(85)	(21,652)	(533,204)	—	—	812	—	(554,129)
Conversion of preferred stock and exchange of subsidiary equity	(14)	(13,257)	23,289	—	—	(10,018)	—	—
Distributions	—	—	—	—	—	(167,186)	—	(167,186)
Dividends	—	—	(28,679)	(34,470)	—	—	—	(63,149)
Balance at June 30, 2014	$715	$—	$83,313	$(5,173)	$804	$(7,298)	$51,970	$124,331

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity, continued (U.S. dollars in thousands)

	Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity	Redeemable Preferred Units
Balance at December 31, 2012	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194
Net income (loss)	—	—	—	—	—	(434,342)	—	(434,342)	—
Other comprehensive income	—	—	—		—	1,065	—	1,065	—
Distributions	—	—	—	—	—	(100,514)	—	(100,514)	—
Modification of equity award and other pre-offering related compensation	—	—	—	—	—	572,471	—	572,471	—
Modification of redeemable preferred units	—	—	—	—	—	357,194	—	357,194	(357,194)
Initial establishment of contingent value right liability	—	—	—	—	—	(55,440)	—	(55,440)	—
Capital redemption	—	—	—	—	—	(16)	—	(16)	—
Balance at March 12, 2013	$—	$—	$—	$—	$—	$(368,996)	$36,699	$(332,297)	$—

IPO proceeds	—	—	—	—	—	353,414	—	353,414	—
Attribution of noncontrolling interest	674	74,748	(58,365)	—	662	(17,719)	—	—	—
Redemption of partnership units	—	—	—	—	—	(76,319)	—	(76,319)	—
Establishment of deferred tax assets, net of amounts payable under tax receivable agreements	—	—	16,953	—	—	—	—	16,953	—
Net income (loss)	—	—	—	8,748	—	69,661	3,569	81,978	—
Other comprehensive income, net of tax	—	—	—	—	86	482	—	568	—
Capital contribution	—	—	—	—	—	—	3,150	3,150	—
Amortization of equity-based compensation	—	—	6,585	—	—	21,763	—	28,348	—
Forfeitures	(1)	—	1	—	—		—	—
Distributions	—	—	—	—	—	(13,577)	—	(13,577)
Balance at June 30, 2013	$673	$74,748	$(34,826)	$8,748	$748	$(31,291)	$43,418	$62,218	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss) before noncontrolling interests	$116,110	$(352,364)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,423	1,463
Deferred income taxes	2,716	6,046
Net gain on the valuation of contingent value rights	—	(33,420)
Net loss on the tax receivable agreements	4,471	—
(Gains) losses of Launch Equity, net	1,482	(3,569)
Proceeds from sale of investments by Launch Equity	69,190	51,754
Purchase of investments by Launch Equity	(57,956)	(48,741)
Loss on disposal of property and equipment	151	6
Amortization of debt issuance costs	224	224
Share-based compensation	48,764	600,820
Excess tax benefit on share-based awards	(717)	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	(14,214)	(5,956)
Accounts receivable	(923)	(7,821)
Prepaid expenses and other assets	(980)	418
Accounts payable and accrued expenses	69,477	64,520
Class B liability awards	(4,206)	(226,946)
Deferred lease obligations	104	76
Net cash provided by operating activities	235,116	46,510
Cash flows from investing activities
Acquisition of property and equipment	(2,430)	(940)
Leasehold improvements	(1,940)	(432)
Proceeds from sale of property and equipment	4	—
Purchase of investment securities	(10,000)	(5,000)
Net cash used in investing activities	(14,366)	(6,372)
Cash flows from financing activities
Partnership distributions	(167,186)	(114,107)
Dividends paid	(63,149)	—
Change in other liabilities	(32)	(31)
Repayment under revolving credit facility	—	(90,000)
Net proceeds from issuance of common stock	554,129	356,579
Payment of costs directly associated with the issuance of Class A common stock	(2,343)	(3,165)
Purchase of preferred stock and subsidiary equity	(554,129)	—
Purchase of Class A common units	—	(76,319)
Capital invested into Launch Equity	2,980	3,150
Excess tax benefit on share-based awards	717	—
Net cash provided by (used in) financing activities	(229,013)	76,107
Net increase (decrease) in cash and cash equivalents	(8,263)	116,245
Cash and cash equivalents
Beginning of period	211,839	141,159
End of period	$203,576	$257,404

Supplementary information
Noncash activity:
Issuance of preferred stock	$—	$74,748
Establishment of deferred tax assets	354,204	70,862
Establishment of amounts payable under tax receivable agreements	298,394	53,449
Establishment of contingent value rights	—	55,440

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
As part of the IPO Reorganization, APAM became the sole general partner of Holdings. As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At June 30, 2014, APAM’s total economic interest in Holdings approximated 44% of Holdings’ economics.
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
Artisan has six autonomous investment teams that oversee fourteen distinct U.S., non-U.S. and global investment strategies. During the first quarter of 2014 Artisan launched its fourteenth investment strategy, the Artisan Partners High Income strategy, which is managed by the firm’s Credit team.
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

•
The purchase price of the convertible preferred stock exceeded its carrying value on APAM’s consolidated balance sheet by $22.7 million, which is considered a deemed dividend and is subtracted from net income to calculate income available to common stockholders in the calculation of earnings per share. The purchase of the preferred units of Holdings resulted in a similar deemed dividend, which also reduced net income available to common stockholders.

Holdings Limited Partnership Unit Exchange

On June 2, 2014, certain limited partners of Artisan Partners Holdings exchanged 171,125 Class A common units (along with a corresponding number of shares of Class C common stock of Artisan Partners Asset Management Inc.) for 171,125 shares of Class A common stock (the "Holdings Common Unit Exchange"). This transaction had the following impact on the consolidated financial statements:

•
APAM received 171,125 GP units of Holdings, and APAM’s ownership interest in Holdings increased from 41% to 42%. See Note 7, “Noncontrolling interest - Holdings” for the impact of the change in ownership.

•	An increase to deferred tax assets of approximately $6.8 million and an increase in amounts payable under tax receivable agreements of approximately $5.7 million.

H&F Preferred Equity Conversion

On June 16, 2014, affiliates of Hellman & Friedman LLC (the “H&F Funds”) elected to convert 455,011 shares of convertible preferred stock into, and exchange 1,381,887 preferred units of Holdings for, a total of 1,836,898 shares of APAM’s Class A common stock (the “H&F Conversion”). The H&F Funds subsequently sold all 1,836,898 shares of Class A common stock in an underwritten public offering. These transactions had the following impact on the consolidated financial statements:

•
APAM received 1,381,887 GP units of Holdings, and APAM’s ownership interest in Holdings increased from 42% to 44%. See Note 7, “Noncontrolling interest - Holdings” for the impact of the change in ownership.

•	An increase to deferred tax assets of approximately $56.9 million and an increase in amounts payable under tax receivable agreements of approximately $48.4 million.

•	There are no longer any outstanding APAM convertible preferred shares or Holdings preferred units.
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
The Company makes initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, APAM consolidates the investment, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of June 30, 2014, APAM does not have a controlling financial interest in any of its seed investments.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2017 and requires either a retrospective or a modified retrospective approach to adoption. Early application is prohibited. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments. Investments held by Launch Equity are described in Note 8, “Variable and Voting Interest Entities”.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014
Mutual funds	$16,190	$2,075	$—	$18,265
December 31, 2013
Mutual funds	$6,190	$1,614	$—	$7,804
Artisan’s investments in mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss). During the six months ended June 30, 2014, Artisan made an investment of $10.0 million in Artisan High Income Fund, a series of Artisan Partners Funds, Inc.
As of June 30, 2014 and December 31, 2013, Artisan held no available-for-sale securities in an unrealized loss position.

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2014 and December 31, 2013:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2014
Assets
Cash equivalents	$88,002	$88,002	$—	$—
Mutual funds	18,265	18,265	—	—

December 31, 2013
Assets
Cash equivalents	$105,001	$105,001	$—	$—
Equity mutual funds	7,804	7,804	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds or UCITS. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of June 30, 2014 and December 31, 2013.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three and six months ended June 30, 2014 and 2013.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of June 30, 2014 and December 31, 2013:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $204.5 million as of June 30, 2014. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.

Interest expense incurred on the unsecured notes and revolving credit agreement was $2.7 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively, and $5.5 million and $5.9 million for the six months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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

The CVRs were considered derivative instruments under ASC 815, Derivatives and Hedging, and accordingly were recorded as a liability at fair value on the balance sheet until they were terminated. Changes in the fair value of these derivative instruments have been recorded in earnings as a net gain (loss) on the valuation of contingent value rights in the period of change. The following table presents gain (loss) recognized on derivative instruments for the three and six months ended June 30, 2014 and 2013:

		Three months ended June 30,
		2014		2013
	Income Statement Classification	Gain	Loss	Gain	Loss
Contingent value rights	Net gain on the valuation of contingent value rights	$—	$—	$8,620	$—
Total		$—	$—	$8,620	$—

		Six months ended June 30,
		2014		2013
	Income Statement Classification	Gain	Loss	Gain	Loss
Contingent value rights	Net gain on the valuation of contingent value rights	$—	$—	$33,420	$—
Total		$—	$—	$33,420	$—
Note 7. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings.
As of June 30, 2014, APAM held approximately 44% of the economic interests in Holdings. Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings. All income for the period prior to March 12, 2013, is entirely attributable to noncontrolling interests.
During the six months ended June 30, 2014, APAM’s ownership interest in Holdings increased due to the following transactions:

•	The issuance of 41,812 Holdings GP units corresponding to 41,812 restricted shares of Class A common stock issued by APAM during the period.

•	The issuance of 9,284,337 Holdings GP units corresponding to the 9,284,337 shares of Class A common stock issued in the 2014 Follow-on Offering.

•	APAM’s purchase and cancellation of 6,284,337 common units and 3,000,000 preferred units of Holdings in connection with the 2014 Follow-on Offering.

•
The issuance of 1,381,887 Holdings GP units and cancellation of 1,381,887 Holdings preferred units, corresponding to the 1,381,887 shares of Class A common stock issued in connection with the H&F Conversion.

•	The issuance of 171,125 Holdings GP units and cancellation of 171,125 Holdings common units, in connection with the Holdings Common Unit Exchange.
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
As a result of the change in ownership during the six months ended June 30, 2014, a deficit of $10.4 million was transferred to Additional paid-in capital from Noncontrolling interests - Artisan Partners Holdings. Additionally, Accumulated other comprehensive income was adjusted to reflect the change in ownership interest through a $0.3 million reduction to Noncontrolling interest and a $0.2 million increase to accumulated other comprehensive income, net of tax. The increased ownership level also resulted in a $3.2 million increase in deferred tax assets and Additional paid-in-capital. The impact of the change in APAM’s ownership interests in Holdings is reflected in the Unaudited Consolidated Statement of Changes in Stockholders’ Equity.
Note 8. Variable and Voting Interest Entities
Artisan Funds and Artisan Global Funds
Artisan serves as the investment adviser for Artisan Partners Funds, Inc. (“Artisan Funds”), a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and Artisan Partners Global Funds plc (“Artisan Global Funds”), a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). While Artisan holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in either fund), Artisan does not have a controlling financial interest or a majority voting interest and, as such, does not consolidate these entities.
Artisan Partners Launch Equity LP
Artisan serves as the investment adviser for Launch Equity, a private investment partnership which seeks to achieve returns primarily through capital appreciation, while also mitigating market risk through the use of hedging strategies. Artisan has the right to receive management fees as compensation for services provided as the investment adviser. Artisan also maintains, through Artisan Partners Alternative Investments GP LLC, a direct equity investment in the fund and has the right to receive an allocation of profits based upon Launch Equity’s net capital appreciation during a fiscal year. Each of these represents a variable interest in the fund.
The limited partners of Launch Equity are certain current Artisan employees and directors and for this purpose are considered related parties. Artisan has determined that Launch Equity is a VIE as (a) the voting rights of the limited partners are not proportional to their obligations to absorb expected losses and rights to receive expected residual returns and (b) substantially all of Launch Equity’s activities either involve or are conducted on behalf of the limited partners (the investors that have disproportionately few voting rights) and their related parties (including Artisan).
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
It was concluded that Artisan was the primary beneficiary as the related party group absorbs a majority of the variability associated with Launch Equity and Artisan is the member within the related party group that is most closely associated with the VIE. Although Artisan has only a minimal equity investment in Launch Equity, as the general partner, Artisan controls Launch Equity’s management and affairs.
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
The following tables reflect the impact of consolidating Launch Equity’s assets and liabilities into the Unaudited Consolidated Statement of Financial Condition as of June 30, 2014 and December 31, 2013 and results into the Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013.
Condensed Consolidating Statements of Financial Condition

	As of June 30, 2014				As of December 31, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Cash and cash equivalents	$203,576	$—	$—	$203,576	$211,839	$—	$—	$211,839
Cash and cash equivalents of Launch Equity	—	33,117	—	33,117	—	19,156	—	19,156
Accounts receivable	65,033	—	—	65,033	64,110	—	—	64,110
Accounts receivable of Launch Equity	—	1	—	1	—	7,428	—	7,428
Investment securities of Launch Equity	1	49,813	(1)	49,813	1	63,364	(1)	63,364
Other assets	581,034	—	—	581,034	215,501	—	—	215,501
Total assets	$849,644	$82,931	$(1)	$932,574	$491,451	$89,948	$(1)	$581,398

Accounts payable of Launch Equity	$—	$109	$—	$109	$—	$7,485	$—	$7,485
Securities sold, not yet purchased of Launch Equity	—	30,851	—	30,851	—	31,990	—	31,990
Other liabilities	777,283	—	—	777,283	409,612	—	—	409,612
Total liabilities	777,283	30,960	—	808,243	409,612	39,475	—	449,087
Total stockholders’ equity	79,659	—	—	79,659	43,779	—	—	43,779
Noncontrolling interest - Artisan Partners Holdings	(7,298)	1	(1)	(7,298)	38,060	1	(1)	38,060
Noncontrolling interest - Launch Equity	—	51,970	—	51,970	—	50,472	—	50,472
Total equity	72,361	51,971	(1)	124,331	81,839	50,473	(1)	132,311
Total liabilities and equity	$849,644	$82,931	$(1)	$932,574	$491,451	$89,948	$(1)	$581,398

Condensed Consolidating Statements of Operations

	Three Months Ended
	June 30, 2014				June 30, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$208,621	$—	$(134)	$208,487	$162,042	$—	$(109)	$161,933
Total operating expenses	127,796	—	(134)	127,662	113,658	—	(109)	113,549
Operating income (loss)	80,825	—	—	80,825	48,384	—	—	48,384
Non-operating income (loss)	(7,368)	—	—	(7,368)	5,729	—	—	5,729
Net gain (loss) of Launch Equity	—	(884)	—	(884)	—	(1,210)	—	(1,210)
Total non-operating income (loss)	(7,368)	(884)	—	(8,252)	5,729	(1,210)	—	4,519
Income (loss) before income taxes	73,457	(884)	—	72,573	54,113	(1,210)	—	52,903
Provision for income taxes	8,650	—	—	8,650	5,873	—	—	5,873
Net income (loss)	64,807	(884)	—	63,923	48,240	(1,210)	—	47,030
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	45,547	—	—	45,547	42,442	—	—	42,442
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(884)	—	(884)	—	(1,210)	—	(1,210)
Net income attributable to Artisan Partners Asset Management Inc.	$19,260	$—	$—	$19,260	$5,798	$—	$—	$5,798

Condensed Consolidating Statements of Operations

	Six Months Ended
	June 30, 2014				June 30, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$410,538	$—	$(259)	$410,279	$310,369	$—	$(213)	$310,156
Total operating expenses	262,561	—	(259)	262,302	683,299	—	(213)	683,086
Operating income (loss)	147,977	—	—	147,977	(372,930)	—	—	(372,930)
Non-operating income (loss)	(10,527)	—	—	(10,527)	27,319	—	—	27,319
Net gain (loss) of Launch Equity	—	(1,482)	—	(1,482)	—	3,569	—	3,569
Total non-operating income (loss)	(10,527)	(1,482)	—	(12,009)	27,319	3,569	—	30,888
Income (loss) before income taxes	137,450	(1,482)	—	135,968	(345,611)	3,569	—	(342,042)
Provision for income taxes	19,858	—	—	19,858	10,322	—	—	10,322
Net income (loss)	117,592	(1,482)	—	116,110	(355,933)	3,569	—	(352,364)
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	89,696	—	—	89,696	(364,681)	—	—	(364,681)
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(1,482)	—	(1,482)	—	3,569	—	3,569
Net income attributable to Artisan Partners Asset Management Inc.	$27,896	$—	$—	$27,896	$8,748	$—	$—	$8,748
The carrying value of Launch Equity’s consolidated investments is also their fair value. Short and long positions on investment securities are valued based upon closing market prices of the security on the principal exchange on which they are traded. Investments in investment companies are valued at their respective net asset values on the valuation date. Short-term investments, other than repurchase agreements, maturing within sixty days from the valuation date are valued at amortized cost, which approximates market value. The following table presents the fair value hierarchy levels of investments and liabilities held by Launch Equity which are measured at fair value as of June 30, 2014 and December 31, 2013:

	Assets and Liabilities at Fair Value:
	Total	Level 1	Level 2	Level 3
June 30, 2014
Assets
Investment securities – long position	$49,813	$49,813	$—	$—
Liabilities
Investment securities – short position	$30,851	$30,851	$—	$—

December 31, 2013
Assets
Investment securities – long position	$63,364	$63,364	$—	$—
Liabilities
Investment securities – short position	$31,990	$31,990	$—	$—

Note 9. Stockholders' Equity

APAM - Stockholders’ Equity
As of June 30, 2014 and December 31, 2013, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	June 30, 2014	December 31, 2013	Voting Rights (1)	Economic Rights (2)
Common shares
Class A, par value $0.01 per share	500,000,000	31,141,608	19,807,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	21,566,436	25,271,889	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	18,817,775	25,206,554	1 vote per share	None

Preferred shares
Convertible preferred, par value $0.01 per share	15,000,000	—	1,198,128	1 vote per share	Proportionate
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2014, Artisan’s employees held 1,616,969 shares of Class A common stock subject to the agreement and all 21,566,436 outstanding shares of Class B common stock.

(2) The holders of preferred units of Holdings were entitled to preferential distributions in the case of a partial capital event or upon dissolution of Holdings. In the case of any distributions on the preferred units, prior to paying any dividends on the Class A common stock, APAM was required to pay the holders of convertible preferred stock a dividend equal to the distribution APAM received in respect of the preferred units it held, net of taxes, if any.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. During the three and six months ended June 30, 2014, APAM paid dividends of $0.55 and $2.73, respectively, per share of outstanding Class A common stock and $0.81 and $3.81, respectively, per share of outstanding convertible preferred stock.
Class A Common Stock
During the six months ended June 30, 2014, APAM issued 11,334,172 shares of Class A common stock, in connection with the 2014 Follow-on Offering, H&F Conversion, Holdings Common Unit Exchange and restricted share award grants. APAM also granted a total of 8,670 restricted stock units with respect to Class A common stock to non-employee directors during the year-to-date period.
Each Class A, Class B, Class D and Class E unit of Holdings (together with the corresponding share of Class B or Class C common stock) is exchangeable for one share of Class A common stock. The preferred units of Holdings (together with the corresponding shares of Class C common stock) were also exchangeable for Class A common stock generally on a one-for-one basis. APAM’s convertible preferred stock was convertible into Class A common stock generally on a one-for-one basis.
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

Class C Common Stock
In 2013, APAM issued shares of Class C common stock to certain investors in Holdings in amounts equal to the number of units the investors held in Holdings. During the six months ended June 30, 2014, APAM canceled a total of 6,388,779 shares of Class C common stock in connection with the 2014 Follow-on Offering, H&F Conversion and Holdings Common Unit Exchange.
Convertible Preferred Stock
As part of the 2014 Follow-on Offering, APAM purchased 743,117 shares of convertible preferred stock and immediately canceled the shares. As part of the H&F Conversion, the remaining 455,011 outstanding shares of convertible preferred stock were converted into 455,011 shares of Class A common stock. There were no shares of convertible preferred stock outstanding as of June 30, 2014.
Artisan Partners Holdings - Partners’ Equity
Prior to the IPO Reorganization, Holdings was a private company. Holdings has several outstanding classes of partnership units held by investors.
Holdings makes cash distributions to the holders of its partnership units under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date.
Holdings’ partnership distributions totaled $116.5 million and $20.4 million for the three months ended June 30, 2014 and 2013, respectively, and $248.1 million and $186.6 million for the six months ended June 30, 2014 and 2013, respectively. The portion of these distributions made prior to the IPO to the holders of Class B common units (which were classified as liability awards prior to the IPO) are reflected as compensation and benefits expense within the Unaudited Consolidated Statements of Operations and totaled $65.7 million for the six months ended June 30, 2013. The portion of these distributions made prior to the IPO to the other partners of Holdings and, after the IPO, to all partners are recorded to consolidated stockholders’ equity, with the exception of the portion of distributions made to APAM, which is eliminated upon consolidation. Holdings distributions to APAM totaled $42.3 million and $6.8 million for the three months ended June 30, 2014 and 2013, respectively, and $80.9 million and $6.8 million for the six months ended June 30, 2014 and 2013, respectively.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Salaries, incentive compensation and benefits (1)	$81,062	$69,251	$162,659	$141,931
Restricted share compensation expense	4,233	—	8,491	—
Total salaries, incentive compensation and benefits	85,295	69,251	171,150	141,931
Pre-offering related compensation - share-based awards	16,166	23,851	39,803	357,082
Pre-offering related compensation - other	—	—	—	143,035
Total compensation and benefits	$101,461	$93,102	$210,953	$642,048
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

Restricted shares
Pursuant to the 2013 Omnibus Incentive Compensation Plan, Artisan has issued restricted shares of Class A common stock to its employees and employees of its subsidiaries. The shares generally vest on a pro rata basis over five years. Unvested shares are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares.
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
The following table summarizes the restricted share activity for the six months ended June 30, 2014:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at December 31, 2013	$52.36	1,575,157
Granted	$71.59	41,812
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2014	$52.85	1,616,969
Compensation expense recognized related to the restricted shares was $4.2 million and $8.5 million for the three and six months ended June 30, 2014, respectively. The unrecognized compensation expense for the unvested restricted shares as of June 30, 2014 was $66.3 million with a weighted average recognition period of 4.1 years remaining.
Pre-offering related compensation consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Change in value of Class B liability awards	$—	$—	$—	$41,942
Class B award modification expense	—	—	—	287,292
Amortization expense on pre-offering Class B awards	16,166	23,851	39,803	27,848
Pre-offering related compensation - share-based awards	16,166	23,851	39,803	357,082

Pre-offering related cash incentive compensation	—	—	—	56,788
Pre-offering related bonus make-whole compensation	—	—	—	20,520
Distributions on Class B liability awards	—	—	—	65,727
Pre-offering related compensation - other	—	—	—	143,035
Total pre-offering related compensation	$16,166	$23,851	$39,803	$500,117
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

Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The Class B awards of partners whose services to Holdings terminated prior to the IPO will be redeemed for payments totaling $18.8 million and $23.0 million as of June 30, 2014 and December 31, 2013, respectively. Payments of $0.8 million and $4.2 million were made for the three and six months ended June 30, 2014, respectively.
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
The following table summarizes the activity related to unvested Class B awards for the six months ended June 30, 2014:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2014	$30.00	7,249,842
Granted	—	—
Forfeited	—	—
Vested	$30.00	(2,214,309)
Unvested at June 30, 2014	$30.00	5,035,533
The unrecognized compensation expense for the unvested Class B awards as of June 30, 2014, was $112.1 million with a weighted average recognition period of 2.6 years remaining.
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
Pre-offering related compensation - other
During the six months ended June 30, 2013, Artisan also incurred pre-offering related compensation charges of $56.8 million to pay cash incentive compensation to certain portfolio managers and $20.5 million representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Holdings’ pre-IPO non-employee partners that instead was allocated and distributed to certain employee-partners. For the period between January 1, 2013 and the IPO, profits distributions totaling $65.7 million were made to Class B partners.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal and state income taxation on APAM’s allocable portion of the income of Holdings. APAM’s effective income tax rate was lower than the U.S. Federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that approximately 61% of Holdings’ earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes. Prior to the IPO Reorganization, none of Holdings’ earnings were subject to U.S. corporate-level taxes.
In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). Under the first TRA, APAM generally is required to pay to a private equity fund controlled by Hellman & Friedman LLC 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the private equity fund into APAM in March 2013, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.

Under the second TRA, APAM generally is required to pay to current or former limited partners of Holdings 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to APAM or exchanged (for shares of Class A common stock or convertible preferred stock) and that are created as a result of the sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
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
Amounts payable under tax receivable agreements is an estimate which is impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels. The payable was adjusted by $4.5 million for the three and six months ended June 30, 2014 due to changes in estimated future payments. The change in estimate is recorded in non-operating income in the Unaudited Consolidated Statements of Operations. The change in estimate also resulted in a discrete tax benefit, which reduced provision for income taxes by $4.5 million for the three and six months ended June 30, 2014.
The 2014 Follow-on Offering resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $287.4 million and $244.3 million, respectively. The H&F Conversion and other exchanges during the three months ended June 30, 2014, resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $63.7 million and $54.1 million, respectively. As of June 30, 2014, the deferred tax asset and amounts payable under tax receivable agreements were $530.9 million and $463.8 million, respectively. No amounts were paid under the TRAs during the six months ended June 30, 2014.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Current:
Federal	$7,472	$1,962	$15,082	$3,139
State and local	929	372	1,910	917
Foreign	73	138	150	220
Total	8,474	2,472	17,142	4,276
Deferred:
Federal	170	3,308	2,946	5,896
State and local	6	93	(230)	150
Total	176	3,401	2,716	6,046
Income tax expense	$8,650	$5,873	$19,858	$10,322

Net deferred tax assets comprise the following:

	As of June 30, 2014	As of December 31, 2013
Deferred tax assets:
Amortizable basis (1)	$530,903	$183,858
Other (2)	7,519	4,049
Total deferred tax assets	538,422	187,907
Less: valuation allowance (3)	—	—
Net deferred tax assets	$538,422	$187,907
(1) Represents the unamortized step-up of tax basis from the H&F Corp Merger, the purchase of common and preferred units by APAM, and the exchange of common and preferred units for Class A common shares of APAM.

(2) Represents other miscellaneous deferred tax assets.
(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of June 30, 2014 and December 31, 2013.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2014, U.S. federal income tax returns for the years 2010 through 2013 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2010 to 2013.
Note 12. Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of June 30, 2014	As of December 31, 2013
Unrealized gain on investments	$576	$303
Foreign currency translation	228	75
Accumulated Other Comprehensive Income (Loss)	$804	$378
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

As described in Note 1, “Organization and nature of business”, the consideration Artisan paid to purchase shares of its convertible preferred stock in connection with the 2014 Follow-on Offering exceeded the carrying amount of the shares of convertible preferred stock on Artisan’s consolidated balance sheet by $22.7 million, which is subtracted from net income as a deemed dividend to arrive at income available to common stockholders in the earnings per share calculation. The purchase of subsidiary preferred equity in connection with the 2014 Follow-on Offering resulted in a similar deemed dividend, which also reduced net income available to common stockholders.
Diluted earnings per share is computed by increasing the denominator by the amount of additional Class A common shares that would have been outstanding if all potential Class A common shares had been issued. The numerator is also increased for the net income allocated to the potential Class A common shares. Potential dilutive Class A common shares consist of (1) the Class A common shares issuable upon exchange of Holdings limited partnership units (together with the corresponding shares of APAM Class B or C common stock) for APAM Class A common stock, (2) the Class A common shares issuable upon conversion of APAM convertible preferred stock into APAM Class A common stock and (3) unvested restricted shares of Class A common stock. In periods of net loss allocable to common stockholders, all of these securities are anti-dilutive.
At June 30, 2014 and 2013, there were 40,384,211 and 54,673,163 limited partnership units of Holdings outstanding, respectively, exchangeable for up to 40,384,211 and 54,673,163 shares of APAM’s Class A common stock. Such units/shares are anti-dilutive, primarily due to public company expenses and unrecognized share-based compensation expense, and therefore are excluded from the calculation of diluted net income per share. At June 30, 2014, shares of APAM convertible preferred stock were determined to be anti-dilutive, primarily because dividends declared on convertible preferred stock were higher than dividends declared on Class A common stock, and are also excluded from the calculation of diluted net income per common share. At June 30, 2014, 1,616,969 shares of unvested restricted stock and the net income allocated to those shares were excluded from the diluted earnings per share calculation because their effect also would have been anti-dilutive.
At June 30, 2013, shares of APAM convertible preferred stock were determined to be dilutive and are included in the diluted earnings per share calculation. The dilutive effect of outstanding convertible preferred stock is reflected in diluted earnings per share by application of the if-converted method. The number of incremental shares included in quarterly diluted earnings per share is computed using average market prices during the quarter. For year-to-date diluted earnings per share, the number of incremental shares included in the denominator is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted earnings per share computation.
The computation of weighted average common shares outstanding considers the outstanding shares of Class A common stock from January 1, 2014 through June 30, 2014 and March 12, 2013 through June 30, 2013, for the respective periods. The Class B and Class C common shares do not share in profits of APAM and therefore are not reflected.
The computation of basic and diluted earnings per share for the periods ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Period from March 12, 2013 to June 30, 2013
Basic and Diluted Earnings Per Share
Numerator:
Net income (loss) allocable to APAM	$19,260	$5,798	$27,896	$8,748
Less: Convertible preferred stock deemed dividends	—	—	22,694	—
Less: Subsidiary preferred equity deemed dividends	—	—	24,635	—
Less: Allocation to participating securities	7,692	973	19,969	1,467
Net income (loss) allocable to common stockholders	$11,568	$4,825	$(39,402)	$7,281
Denominator:
Weighted average shares outstanding - basic	27,836,427	12,728,949	24,046,390	12,728,949
Effect of dilutive securities	—	2,565,463	—	2,565,463
Weighted average shares outstanding - diluted	27,836,427	15,294,412	24,046,390	15,294,412
Earnings (loss) per share - basic	$0.42	$0.38	$(1.64)	$0.57
Earnings (loss) per share - diluted	$0.42	$0.38	$(1.64)	$0.57

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
Affiliate transactions—Artisan Funds
Artisan has agreements to serve as the investment manager of Artisan Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.63% to 1.25%. Artisan generally collects revenues related to these services on the last business day of each month and records them in Management fees in the Consolidated Statement of Operations. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than 1.50% of average daily net assets, and 1.25% of the fund’s average daily net assets for the Artisan High Income Fund. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with Artisan receive no compensation from the funds. At June 30, 2014 and December 31, 2013, accounts receivable included $21 thousand and $9 thousand due from the Funds, respectively.
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Investment management fees:
Artisan Funds	$142,161	$107,533	$278,747	$205,613
Fee waiver / expense reimbursement:
Artisan Funds	$18	$1	$78	$122
Affiliate transactions—Artisan Global Funds
Artisan has agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. At June 30, 2014 and December 31, 2013, respectively, accounts receivable included $1.4 million and $2.2 million due from Artisan Global Funds.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Investment management fees:
Artisan Global Funds	$3,628	$2,109	$6,867	$3,548
Fee waiver / expense reimbursement:
Artisan Global Funds	$88	$301	$170	$427

Affiliate transactions—Launch Equity
Artisan has an agreement to serve as the investment manager of Launch Equity. Under the terms of Artisan’s agreement with Launch Equity, Artisan earns a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At Artisan’s discretion, the fee may be waived and certain expenses reimbursed to the extent they exceed a certain level. Artisan expects to waive 100% of the quarterly fee and reimburse Launch Equity for all operating expenses, and Artisan may waive other expenses as well. Artisan is also entitled to receive an allocation of profits equal to 20% of Launch Equity’s net capital appreciation as determined at the conclusion of its fiscal year. That amount, which Artisan also expects to waive, is calculated at the end of the Launch Equity’s fiscal year. Artisan waived its incentive allocation for the year ended December 31, 2013. Expense reimbursements totaled $55 thousand and $47 thousand for the three months ended June 30, 2014 and 2013, respectively and $93 thousand and $87 thousand for the six months ended June 30, 2014 and 2013, respectively.
Affiliate transactions—AIC
Artisan had cost sharing arrangements with entities controlled by Andrew A. Ziegler (APAM’s Chairman of the Board and former Artisan employee) and Carlene M. Ziegler (also a former Artisan employee), pursuant to which the Ziegler entities reimbursed Artisan for the costs associated with three employees using Artisan’s office space while they transitioned to new facilities. This transition was completed during June 2014. In addition, Artisan has obtained and paid for insurance policies covering potential liability AIC may incur as the prior general partner of Holdings. At June 30, 2014 and December 31, 2013, accounts receivable included $24 thousand and $243 thousand due from Ziegler entities, respectively.
Note 16. Subsequent Events
Restricted Share Awards
On July 15, 2014, the board of directors of APAM approved the issuance of 1,403,146 restricted shares of Class A common stock to employees of the Company and its subsidiaries pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. A portion of these shares will vest pro rata in the third fiscal quarter of each of the next five years. The remaining shares will generally vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Compensation expense associated with these awards is expected to be approximately $73.1 million, which will be recognized on a straight-line basis over the requisite service period.
Distributions and dividends
On July 15, 2014, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $35.4 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.55 per share of APAM’s Class A common stock. The APAM dividends are payable on August 29, 2014, to shareholders of record as of August 15, 2014.

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
We have six autonomous investment teams that oversee fourteen distinct U.S., non-U.S. and global investment strategies. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates. During the March quarter of 2014 we launched our fourteenth investment strategy, the Artisan High Income strategy, which is managed by our Credit team.
As of June 30, 2014, our assets under management (“AUM”) were $112.0 billion. During the three months ended June 30, 2014, we generated $208.5 million in revenues on $108.2 billion in average AUM. For the six months ended June 30, 2014, we generated $410.3 million in revenues on $107.2 billion in average AUM. A combination of net client cash inflows of $558 million and $2.0 billion and market appreciation of $3.9 billion and $4.6 billion contributed to our growth in AUM and revenues for the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2014, we had positive net client cash flows in 7 of our 14 strategies and in four out of five distribution channels, sourced from clients located in the U.S. and abroad. For the six months ended June 30, 2014, we had positive net client cash flows in 7 of our 14 strategies and three out of five distribution channels, sourced from clients located in the U.S. and abroad. As of June 30, 2014 and 2013, 12% and 11% of our AUM was sourced from non-U.S. clients, respectively.
We post updated information about our assets under management under the Financial Information section of our Investor Relations website (www.apam.com) generally after the conclusion of the seventh NYSE trading day of each month.
As of June 30, 2014 we had approximately 340 employees.
Factors Impacting our Results of Operations
Economic Environment
Global equity market conditions can materially affect our financial performance. Total returns of relevant market indices for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
S&P 500 total returns	5.2%	2.9%	7.1%	13.8%
MSCI All Country World total returns	5.0%	(0.4)%	6.2%	6.1%
MSCI EAFE total returns	4.1%	(1.0)%	4.8%	4.1%
Organizational Structure
On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and the intermediary holding company through which APAM conducts its operations, Artisan Partners Holdings LP (“Holdings”), completed a series of transactions (“the IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company. The IPO Reorganization is described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014.
The historical results of operations discussed below are the combined results of APAM and Holdings. Because APAM and Holdings were under common control at the time of the IPO Reorganization, APAM’s acquisition of control of Holdings was accounted for as a transaction among entities under common control. APAM has been allocated a part of Holdings’ net income since March 12, 2013, when it became Holdings’ general partner. Our employees and other investors held approximately 56% of the equity interests in Holdings as of June 30, 2014. Our post-IPO results reflect that significant noncontrolling interest. As of June 30, 2014, our net income represented approximately 44% of Holdings’ net income.
On March 12, 2014, we completed an offering of 9,284,337 shares of Class A common stock and utilized all of the net proceeds to purchase an aggregate of 6,284,337 common units and 2,256,883 preferred units of Holdings from certain of the limited partners of Holdings and 743,117 shares of APAM convertible preferred stock from a private equity fund controlled by Hellman & Friedman LLC. In connection with the offering, APAM received 9,284,337 general partnership units of Holdings.

On June 2, 2014, certain limited partners of Holdings exchanged 171,125 Class A common units (along with a corresponding number of shares of Class C common stock of Artisan Partners Asset Management Inc.) for 171,125 shares of Class A common stock. In connection with the exchange, APAM received 171,125 general partnership units of Holdings.

On June 16, 2014, affiliates of Hellman & Friedman LLC converted 455,011 shares of APAM’s convertible preferred stock into, and exchanged 1,381,887 preferred units of Holdings for, a total of 1,836,898 shares of APAM’s Class A common stock. In connection with the transaction, APAM received 1,381,887 general partnership units of Holdings. Upon completion of the transaction, APAM and Holdings ceased to have any outstanding convertible preferred shares or preferred units, respectively.

The aforementioned transactions increased APAM’s ownership interest in Holdings from 29% at December 31, 2013 to 44% at June 30, 2014.
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
Issuance of CVRs
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. The CVRs were terminated in conjunction with our common stock offering that closed on November 6, 2013 with no amounts paid or payable by us. Prior to their termination, the CVRs were classified as liabilities and accounted for under ASC 815 as derivatives. For the three and six months ended June 30, 2013, a gain of $8.6 million and $33.4 million, respectively, was recorded in non-operating income (loss) to reflect a decrease in the fair value of the CVR liability.
Tax Impact of IPO Reorganization
Historically, our business was not subject to U.S. federal and certain state income taxes. However, APAM, which became the general partner of Holdings as part of the IPO Reorganization, is subject to U.S. federal and state income taxation on its allocable portion of the income of Holdings.

In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). Under the first TRA, APAM generally is required to pay to a private equity fund controlled by Hellman & Friedman LLC 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that APAM actually realizes (or is deemed to realize in certain circumstance) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the private equity fund into APAM in March 2013, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.
Under the second TRA, APAM generally is required to pay to current or former limited partners of Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to APAM or exchanged (for shares of Class A common stock or convertible preferred stock) and that are created as a result of the sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
As of June 30, 2014, deferred tax assets of $538.4 million and amounts payable under tax receivable agreements of $463.8 million have been recorded in the Condensed Consolidated Statements of Financial Condition primarily as a result of the above items and other tax impacts of the IPO Reorganization. APAM’s purchase of Holdings common and preferred units with a portion of the 2014 Follow-on Offering proceeds resulted in an increase to deferred tax assets of approximately $287.4 million and an increase in amounts payable under tax receivable agreements of approximately $244.3 million. The H&F Conversion and other exchanges during the three months ended June 30, 2014 resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $63.7 million and $54.1 million, respectively. The TRA payable was adjusted by $4.5 million for the three and six months ended June 30, 2014 due to changes in estimated future payments. The change in estimate also resulted in a discrete tax benefit, which reduced provision for income taxes by $4.5 million for the three and six months ended June 30, 2014.
Costs of Being a Public Company
Following the IPO, we have incurred, and expect to continue to incur, additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors’ and officers’ liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. These additional expenses have increased and will continue to increase our general and administrative expenses and reduce our net income. Further, we may incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock. We incurred and capitalized $2.5 million of expenditures during the six months ended June 30, 2014 in connection with the 2014 Follow-on Offering, the H&F Conversion transaction, and our shelf registration statements.
Financial Overview
Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited; dollars in millions)
Assets under management at period end	$112,041	$85,791	$112,041	$85,791
Average assets under management (1)	$108,181	$85,341	$107,181	$82,258
Net client cash flows	$558	$1,414	$1,971	$3,600
Total revenues	$208.5	$162.0	$410.3	$310.2
Weighted average fee (2)	77	76	77	76
Adjusted operating margin (3)	46.5%	44.6%	45.8%	41.0%

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

Assets Under Management and Investment Performance
Changes to our operating results from one period to another are primarily caused by changes in the amount of our assets under management. Changes in the relative composition of our assets under management among our investment strategies and products and the effective fee rates on our products could also impact our operating results, and in some periods the impact could be material. However, for the three and six months ended June 30, 2014 and 2013, our operating results were primarily impacted by changes in the amount of our assets under management.

Our assets under management increase or decrease with the net inflows or outflows of client assets into our various investment strategies and with the investment performance of these strategies. The amount and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among others:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;

•	flows of client assets into and out of our various strategies and investment vehicles;

•	our decision to close strategies or limit the growth of assets in a strategy when we believe it is in the best interest of our clients;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.
The table below sets forth changes in our total AUM:

	For the Three Months Ended June 30,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Beginning assets under management	$107,397	$83,178	$24,219	29.1%
Gross client cash inflows	6,095	4,970	1,125	22.6%
Gross client cash outflows	(5,537)	(3,556)	(1,981)	(55.7)%
Net client cash flows	558	1,414	(856)	(60.5)%
Market appreciation (depreciation)	3,945	1,199	2,746	229.0%
Net transfers (1)	141	—	141	100.0%
Ending assets under management	$112,041	$85,791	$26,250	30.6%
Average assets under management	$108,181	$85,341	$22,840	26.8%
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle. The $141 million transferred out of one strategy in the first quarter was transferred back into another strategy in early April 2014.

	For the Six Months Ended June 30,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Beginning assets under management	$105,477	$74,334	$31,143	41.9%
Gross client cash inflows	12,734	11,294	1,440	12.8%
Gross client cash outflows	(10,763)	(7,694)	(3,069)	(39.9)%
Net client cash flows	1,971	3,600	(1,629)	(45.3)%
Market appreciation (depreciation)	4,593	7,857	(3,264)	(41.5)%
Ending assets under management	$112,041	$85,791	$26,250	30.6%
Average assets under management	$107,181	$82,258	$24,923	30.3%

For the three months ended June 30, 2014, 7 of our 14 investment strategies experienced net client cash inflows. Our Non-U.S. Growth strategy, managed by our Global Equity team, and our Global Opportunities strategy, managed by our Growth team, received the most net inflows during the quarter, gathering net inflows of $1.3 billion and $700 million, respectively. During the three months ended June 30, 2014, our U.S. Mid-Cap Growth strategy, managed by our Growth team, and our U.S. Mid-Cap Value and U.S. Small-Cap Value strategies, managed by our U.S. Value team, experienced the most net client cash outflows. Artisan Funds and Artisan Global Funds had $303 million of net inflows sourced primarily through our broker-dealer and financial advisor channels.
For the six months ended June 30, 2014, 7 of our 14 investment strategies experienced net client cash inflows. Our Non-U.S. Growth and Global Opportunities strategies received the most net inflows during the period, gathering net inflows of $2.7 billion and $1.0 billion, respectively. During the six months ended June 30, 2014, the three strategies managed by our U.S. Value team and our Emerging Markets strategy experienced the most net client cash outflows. Artisan Funds and Artisan Global Funds had $2.6 billion of net inflows sourced primarily through our broker-dealer and financial advisor channels.
Separate accounts net outflows of $656 million for the six months ended June 30, 2014 include the effect of a $722 million outflow resulting from a separate account client termination in March within our Value Equity strategy. The pension fund client communicated that the termination was a result of its decision to consolidate assets with a smaller number of managers and reduce its overall cost structure. The termination is evidence that our flows will be lumpy over time and also reflects our commitment to fee discipline which is one of the cornerstones of our financial model. Over the long-term our financial model has been critical to our ability to attract and retain investment talent, deliver strong financial results and produce a stable and diverse business able to weather all market environments. Historically, we have observed that client activity tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters. However, there can be no guarantee that past experience will be indicative of future activity.

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

On February 14, 2014, we closed our Global Value strategy, including Artisan Global Value Fund, to most new investors and client relationships. The Global Value strategy had net client cash inflows of $707 million and $1.6 billion for the six months ended June 30, 2014 and 2013, respectively. We manage capacity for each of our strategies individually, taking an approach that considers total assets under management, the velocity of asset growth and the mix of business across distribution channels, geographic regions and client types. We also consider other factors, such as the exceptional market performance over the past five years, which has contributed to the rate of asset growth in the Global Value strategy.

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

The table below sets forth the total AUM for each of our investment teams and strategies as of June 30, 2014, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of June 30, 2014.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team		(unaudited)
Non-U.S. Growth Strategy	1/1/1996	$29,121	14	568	462	317	650
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,665	(598)	457	358	564	512
Global Equity Strategy	4/1/2010	$328	(549)	664	N/A	N/A	561
Global Small-Cap Growth Strategy	7/1/2013	$186	(84)	N/A	N/A	N/A	(84)

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$15,802	(434)	41	(137)	251	547
U.S. Small-Cap Value Strategy	6/1/1997	$3,593	(688)	(603)	(380)	139	458
Value Equity Strategy	7/1/2005	$2,154	(47)	(37)	(54)	N/A	86

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$16,713	(3)	(32)	97	183	577
U.S. Small-Cap Growth Strategy	4/1/1995	$2,894	(367)	99	267	73	77
Global Opportunities Strategy	2/1/2007	$3,885	20	428	707	N/A	606

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$18,298	553	785	776	590	734
Global Value Strategy	7/1/2007	$15,811	225	839	677	N/A	646

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$1,237	86	(236)	(209)	N/A	(100)

Credit Team
High Income Strategy (2)	4/1/2014	$311	N/A	N/A	N/A	N/A	1

Total Assets Under Management (3)		$112,041
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy for the periods presented and since its inception date. Value-added for periods less than one year is not annualized. The market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy—MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy—MSCI EAFE® Small Cap Index; Global Equity strategy—MSCI ACWI® Index; Global Small-Cap Growth strategy—MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy—Russell 2000® Index; U.S. Mid-Cap Value strategy—Russell Midcap® Index; Value Equity strategy—Russell 1000® Index; U.S. Mid-Cap Growth strategy—Russell Midcap® Index; Global Opportunities strategy—MSCI ACWI® Index; U.S. Small-Cap Growth strategy—Russell 2000® Index; Non-U.S. Value strategy—MSCI EAFE® Index; Global Value strategy—MSCI ACWI® Index; Emerging Markets strategy—MSCI Emerging Markets IndexSM, High Income strategy—Bank of America Merrill Lynch U.S. High Yield Master II Index.

(2) High Income strategy’s composite inception date is April 1, 2014 for the purposes of calculating strategy performance. The strategy began investment operations on March 19, 2014. We seeded the Artisan High Income Fund with an initial $10 million.

(3) Includes an additional $42.5 million in assets managed in a portfolio not currently made available to outside investors to evaluate its potential viability as a strategy to be offered to clients.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Total
June 30, 2014	(unaudited; in millions)
Beginning assets under management	$28,604	$22,051	$23,344	$31,995	$1,327	$76	$107,397
Gross client cash inflows	2,498	775	1,617	968	3	234	6,095
Gross client cash outflows	(1,298)	(1,881)	(1,461)	(729)	(163)	(5)	(5,537)
Net client cash flows	1,200	(1,106)	156	239	(160)	229	558
Market appreciation (depreciation)	1,496	604	(12)	1,781	70	6	3,945
Net transfers (1)	—	—	47	94	—	—	141
Ending assets under management	$31,300	$21,549	$23,535	$34,109	$1,237	$311	$112,041
Average assets under management	$29,798	$21,428	$22,279	$33,135	$1,316	$225	$108,181
June 30, 2013
Beginning assets under management	$22,082	$19,248	$16,869	$23,214	$1,765	$—	$83,178
Gross client cash inflows	1,207	1,144	1,184	1,405	30	—	4,970
Gross client cash outflows	(1,175)	(1,046)	(790)	(505)	(40)	—	(3,556)
Net client cash flows	32	98	394	900	(10)	—	1,414
Market appreciation (depreciation)	75	236	503	545	(160)	—	1,199
Net transfers	—	—	—	—	—	—	—
Ending assets under management	$22,189	$19,582	$17,766	$24,659	$1,595	$—	$85,791
Average assets under management	$22,585	$19,334	$17,374	$24,324	$1,724	$—	$85,341
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle. A net aggregate of $141 million was transferred out in the first quarter of 2014 and transferred back in in the second quarter of 2014.

	By Investment Team
Six Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Total
June 30, 2014	(unaudited; in millions)
Beginning assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	$105,477
Gross client cash inflows	5,120	1,625	3,006	2,656	17	310	12,734
Gross client cash outflows	(2,277)	(4,044)	(2,358)	(1,524)	(555)	(5)	(10,763)
Net client cash flows	2,843	(2,419)	648	1,132	(538)	305	1,971
Market appreciation (depreciation)	1,140	944	407	2,067	29	6	4,593
Net transfers (1)	—	—	47	(47)	—	—	—
Ending assets under management	$31,300	$21,549	$23,535	$34,109	$1,237	$311	$112,041
Average assets under management	$28,763	$21,905	$22,779	$32,227	$1,390	$206	$107,181
June 30, 2013
Beginning assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$—	$74,334
Gross client cash inflows	2,747	2,259	2,595	3,399	294	—	11,294
Gross client cash outflows	(2,083)	(1,970)	(1,359)	(848)	(1,434)	—	(7,694)
Net client cash flows	664	289	1,236	2,551	(1,140)	—	3,600
Market appreciation (depreciation)	1,433	2,571	1,838	2,222	(207)	—	7,857
Net transfers	—	—	—	—	—	—	—
Ending assets under management	$22,189	$19,582	$17,766	$24,659	$1,595	$—	$85,791
Average assets under management	$21,931	$18,746	$16,761	$23,028	$1,792	$—	$82,258
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
The table below sets forth our AUM by distribution channel:

	As of June 30, 2014		As of June 30, 2013
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Defined Contribution	$21,426	19.1%	$17,262	20.1%
Broker-Dealer	24,207	21.6%	16,748	19.5%
Financial Advisor	12,117	10.8%	8,141	9.5%
Institutional	47,574	42.5%	38,894	45.4%
Retail	6,717	6.0%	4,746	5.5%
Ending Assets Under Management(1)	$112,041	100.0%	$85,791	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate account clients:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2014	(unaudited; in millions)
Beginning assets under management	$62,475	$44,922	$107,397
Gross client cash inflows	3,773	2,322	6,095
Gross client cash outflows	(3,470)	(2,067)	(5,537)
Net client cash flows	303	255	558
Market appreciation (depreciation)	2,217	1,728	3,945
Net transfers	(179)	320	141
Ending assets under management	$64,816	$47,225	$112,041
Average assets under management	$62,736	$45,445	$108,181
June 30, 2013
Beginning assets under management	$45,684	$37,494	$83,178
Gross client cash inflows	3,781	1,189	4,970
Gross client cash outflows	(2,429)	(1,127)	(3,556)
Net client cash flows	1,352	62	1,414
Market appreciation (depreciation)	533	666	1,199
Net transfers	(51)	51	—
Ending assets under management	$47,518	$38,273	$85,791
Average assets under management	$47,042	$38,299	$85,341

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2014	(unaudited; in millions)
Beginning assets under management	$59,881	$45,596	$105,477
Gross client cash inflows	9,276	3,458	12,734
Gross client cash outflows	(6,649)	(4,114)	(10,763)
Net client cash flows	2,627	(656)	1,971
Market appreciation (depreciation)	2,522	2,071	4,593
Net transfers	(214)	214	—
Ending assets under management	$64,816	$47,225	$112,041
Average assets under management	$61,750	$45,431	$107,181
June 30, 2013
Beginning assets under management	$39,603	$34,731	$74,334
Gross client cash inflows	8,351	2,943	11,294
Gross client cash outflows	(4,651)	(3,043)	(7,694)
Net client cash flows	3,700	(100)	3,600
Market appreciation (depreciation)	4,266	3,591	7,857
Net transfers	(51)	51	—
Ending assets under management	$47,518	$38,273	$85,791
Average assets under management	$45,130	$37,128	$82,258

Results of Operations
Three months ended June 30, 2014, Compared to Three months ended June 30, 2013

	For the Three Months Ended June 30,		For the Period-to-Period
	2014	2013	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$208.5	$162.0	$46.5	29%
Operating Expenses
Total compensation and benefits	101.5	93.1	8.4	9%
Other operating expenses	26.2	20.6	5.6	27%
Total operating expenses	127.7	113.7	14.0	12%
Total operating income	80.8	48.3	32.5	67%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	(5.4)	7.4	(12.8)	(173)%
Total non-operating income (loss)	(8.3)	4.5	(12.8)	(284)%
Income before income taxes	72.5	52.8	19.7	37%
Provision for income taxes	8.6	5.9	2.7	46%
Net income before noncontrolling interests	63.9	46.9	17.0	36%
Less: Noncontrolling interests - Artisan Partners Holdings	45.5	42.4	3.1	7%
Less: Noncontrolling interests - Launch Equity	(0.9)	(1.2)	0.3	25%
Net income attributable to Artisan Partners Asset Management Inc.	$19.3	$5.7	$13.6	239%

Per Share Data
Net income (loss) available to Class A common stock per basic share	$0.42	$0.38
Net income (loss) available to Class A common stock per diluted share	$0.42	$0.38
Weighted average basic shares of Class A common stock outstanding	27,836,427	12,728,949
Weighted average diluted shares of Class A common stock outstanding	27,836,427	15,294,412
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
The increase in revenues of $46.5 million, or 29%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was driven primarily by a $22.8 billion, or 27%, increase in our average AUM.
Our weighted average investment management fee was 77 basis points for the three months ended June 30, 2014, compared to 76 basis points for the three months ended June 30, 2013. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 55 basis points for the three months ended June 30, 2014 and 2013. These assets represented 42% and 45% of our total AUM as of June 30, 2014 and 2013, respectively. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 93 basis points for the three months ended June 30, 2014 and 2013. These assets represented 58% and 55% of our AUM as of June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014 and 2013, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $62.7 million and $52.3 million of our revenues, respectively. For the three months ended June 30, 2014 and 2013, fees from Artisan Funds represented $142.2 million and $107.6 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.6 million and $2.1 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses of $14.0 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily attributable to an increase in compensation and benefits expense of $8.4 million.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$81.1	$69.2	$11.9	17%
Restricted share compensation expense	4.2	—	4.2	—%
Total salaries, incentive compensation and benefits	85.3	69.2	16.1	23%
Amortization expense on pre-offering Class B awards	16.2	23.9	(7.7)	(32)%
Pre-offering related compensation - share-based awards	16.2	23.9	(7.7)	(32)%
Total compensation and benefits	$101.5	$93.1	$8.4	9%
(1) Excluding restricted share compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by accrued incentive compensation expense for our investment and marketing professionals. The portion of cash incentive compensation directly linked to our revenues increased by $12.1 million as a result of higher investment management fee revenue during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Partially offsetting the increase was a $2.2 million decrease in incentive compensation expense related to a special incentive compensation plan for certain portfolio managers that ended on December 31, 2013.
Pursuant to the 2013 Omnibus Incentive Compensation Plan, we have issued restricted shares of Class A common stock to our employees. Compensation expense recognized related to restricted shares was $4.2 million for the three months ended June 30, 2014. We expect to grant additional equity awards on an annual basis. The amount of equity granted will vary from year to year and will be influenced by our results. On July 15, 2014, our board of directors approved the issuance of 1,403,146 restricted shares of Class A common stock to our employees and employees of our subsidiaries. A portion of these shares will vest pro rata in the third fiscal quarter of each of the next five years. The remaining shares will generally vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements).Total compensation expense associated with these awards is expected to be approximately $73.1 million, which will be recognized on a straight-line basis over the requisite service period.
Amortization expense on pre-offering Class B awards decreased $7.7 million, as certain awards became full vested during the period.
Salaries, incentive compensation and benefits was 41% and 43% of our revenues for the three months ended June 30, 2014, and 2013, respectively.
Other operating expenses
Other operating expenses increased $5.6 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a $3.2 million increase in distribution and marketing expenses related to higher average AUM and revenues and a $1.9 million increase in communication and technology expenses as a result of increased headcount and consulting expense related to firm initiatives.
Beginning in the September quarter of 2014, we expect to incur approximately $1.5 million of additional distribution expenses per quarter related to a change in the allocation of the intermediary costs between Artisan and the Artisan Funds. We expect the additional cost will eventually be at least partially offset by a reduction in intermediary fees resulting from Artisan Funds' launch of Advisor share classes for certain of our investment strategies. The fees we pay to intermediaries with respect to the Advisor shares will be lower than the intermediary fees we pay on other classes of shares.

Non-Operating Income (Loss)
The decrease in non-operating income of $12.8 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to a $8.6 million gain on the valuation of contingent value rights recognized during the three months ended June 30, 2013. The gain on the CVR was the result of an increase in our stock price from the $39.45 per share at March 31, 2013 to the closing price of $49.91 per share on June 30, 2013. As a derivative liability, all changes in the fair value of this liability were recorded to current earnings. The CVRs were terminated on November 6, 2013.
Non-operating income (loss) for the three months ended June 30, 2014 includes $4.5 million of expense related to the change in estimate of the payment obligation under the tax receivable agreements. The effect of subsequent changes in any of our tax estimates after the date of an exchange or sale that triggers an obligation under the tax receivable agreements is included in net income. Similarly, the effect of changes in enacted tax rates and in applicable tax laws will be included in net income.
Losses of Launch Equity decreased $0.3 million in the three months ended June, 30, 2014, compared to the prior year period. Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and are offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the three months ended June 30, 2014 and 2013 was 11.9% and 11.1%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 61% and 78% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended June 30, 2014 and 2013, respectively. Income (loss) before income taxes includes amounts that are passed through to unit holders of Holdings and noncontrolling interest and is not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the three months ended June 30, 2014, is a discrete tax benefit of $4.5 million related to the change in estimate of the payment obligation under the tax receivable agreements discussed in the notes to the unaudited financial statements.

Six months ended June 30, 2014, Compared to Six months ended June 30, 2013

	For the Six Months Ended June 30,		For the Period-to-Period
	2014	2013	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$410.3	$310.2	$100.1	32%
Operating Expenses
Total compensation and benefits	211.0	642.0	$(431.0)	(67)%
Other operating expenses	51.3	41.2	$10.1	25%
Total operating expenses	262.3	683.2	$(420.9)	(62)%
Total operating income	148.0	(373.0)	$521.0	140%
Non-operating income (loss)
Interest expense	(5.8)	(6.1)	$0.3	5%
Other non-operating income	(6.3)	37.0	$(43.3)	(117)%
Total non-operating income (loss)	(12.1)	30.9	$(43.0)	(139)%
Income before income taxes	135.9	(342.1)	$478.0	140%
Provision for income taxes	19.8	10.3	$9.5	92%
Net income before noncontrolling interests	116.1	(352.4)	468.5	133%
Less: Noncontrolling interests - Artisan Partners Holdings	89.7	(364.7)	454.4	125%
Less: Noncontrolling interests - Launch Equity	(1.5)	3.6	(5.1)	(142)%
Net income attributable to Artisan Partners Asset Management Inc.	$27.9	$8.7	$19.2	221%

Per Share Data
Net income available to Class A common stock per basic share	$(1.64)	$0.57
Net income available to Class A common stock per diluted share	$(1.64)	$0.57
Weighted average basic shares of Class A common stock outstanding	24,046,390	12,728,949
Weighted average diluted shares of Class A common stock outstanding	24,046,390	15,294,412
Revenues
The increase in revenues of $100.1 million, or 32%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was driven primarily by a $24.9 billion, or 30%, increase in our average AUM.
Our weighted average investment management fee was 77 basis points for the six months ended June 30, 2014, compared to 76 basis points for the six months ended June 30, 2013. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 55 basis points for the six months ended June 30, 2014 and 2013, respectively. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 93 basis points for the six months ended June 30, 2014 and 2013.
For the six months ended June 30, 2014 and 2013, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $124.7 million and $101.0 million of our revenues, respectively. For the six months ended June 30, 2014 and 2013, fees from Artisan Funds represented $278.8 million and $205.7 million of our revenues, respectively, and fees from Artisan Global Funds represented $6.8 million and $3.5 million of our revenues, respectively.
Operating Expenses
The decrease in total operating expenses of $420.9 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily attributable to a decrease in share-based and other pre-offering related compensation expenses that were incurred mainly as a result of our initial public offering.

Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$162.7	$141.9	20.8	15%
Restricted share compensation expense	8.5	—	8.5	—%
Total salaries, incentive compensation and benefits	171.2	141.9	29.3	21%
Change in value of Class B liability awards	—	41.9	(41.9)	(100)%
Class B award modification expense	—	287.3	(287.3)	(100)%
Amortization expense on pre-offering Class B awards	39.8	27.9	11.9	43%
Pre-offering related compensation - share-based awards	39.8	357.1	(317.3)	(89)%
Pre-offering related cash incentive compensation	—	56.8	(56.8)	(100)%
Pre-offering related bonus make-whole compensation	—	20.5	(20.5)	(100)%
Distributions on Class B liability awards	—	65.7	(65.7)	(100)%
Pre-offering related compensation - other	—	143.0	(143.0)	(100)%
Total compensation and benefits	$211.0	$642.0	$(431.0)	(67)%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by accrued cash incentive compensation expense for our investment and marketing professionals. The portion of incentive compensation directly linked to our revenues increased by $27.1 million as a result of higher investment management fee revenue during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Partially offsetting the increase was a $5.8 million decrease in severance expense and a $5.4 million decrease in incentive compensation expense related to a special incentive compensation plan for certain portfolio managers that ended on December 31, 2013.
Pursuant to the 2013 Omnibus Incentive Compensation Plan, we have issued restricted shares of Class A common stock to our employees. Compensation expense recognized related to restricted shares was $8.5 million for the six months ended June 30, 2014. We expect to grant additional equity awards on an annual basis as discussed above in the comparison of second quarter 2014 results to second quarter 2013 results.
The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount between 2013 and 2014. Salaries, incentive compensation and benefits as a percentage of revenues was 42% and 46% of our revenues for the six months ended June 30, 2014 and 2013, respectively.
Pre-offering related share-based compensation expense decreased $317.3 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Prior to the IPO Reorganization, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of the awards. From January 1, 2013, through the date of the IPO Reorganization, we incurred a $41.9 million compensation charge to record the liability awards at fair value. Immediately after the amendment of the grant agreements, we incurred a $287.3 million compensation charge as a result of the award modification. Compensation expense for these awards after the IPO Reorganization represents the amortization of the fair value of unvested awards at the date of the IPO Reorganization over the remaining vesting term.
Pre-offering related other compensation decreased $143.0 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. During the six months ended June 30, 2013 we recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee-partners, and $20.5 million in compensation expense representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Artisan Partners Holdings’ pre-IPO non-employee partners which was instead allocated and distributed to certain of our employee-partners.

Other operating expenses
Other operating expenses increased $10.1 million, or 25% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was a result of a $6.1 million increase in distribution and marketing expenses related to higher average AUM and revenues and a $3.1 million increase in communication and technology expenses as a result of increased headcount and consulting expense related to firm initiatives.
Non-Operating Income (Loss)
The decrease in non-operating income of $43.0 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a $33.4 million gain on the valuation of contingent value rights during the six months ended June 30, 2013. The gain on the CVR was the result of an increase in our stock price from the $30.00 per share IPO price utilized in determining the initial fair value of the CVR liability to the closing price of $49.91 per share on June 30, 2013. As a derivative liability, all changes in the fair value of this liability were recorded to current earnings. The CVRs were terminated on November 6, 2013.
Non-operating income (loss) for the six months ended June 30, 2014 includes $4.5 million of expense related to the change in estimate of the payment obligation under the tax receivable agreements. The effect of subsequent changes in any of our tax estimates after the date of an exchange or sale that triggers an obligation under the tax receivable agreements is included in net income. Similarly, the effect of changes in enacted tax rates and in applicable tax laws will be included in net income.
Gains of Launch Equity decreased $5.1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the six months ended June 30, 2014 was 14.6% compared to 11.2% for the period from March 12, 2013 through June 30, 2013. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 61% and 78% of Holdings’ earnings were not subject to corporate-level taxes for the six months ended June 30, 2014 and 2013, respectively. Income (loss) before income taxes includes amounts that are passed through to unit holders of Holdings and noncontrolling interest and is not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the six months ended June 30, 2014, is a discrete tax benefit of $4.5 million related to the change in estimate of the payment obligation under the tax receivable agreements discussed in the notes to the unaudited financial statements.
Prior to our IPO and IPO Reorganization in March 2013, none of Holdings’ earnings were subject to U.S. corporate-level taxes.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation and loss on the tax receivable agreements (as described below), (2) offering related proxy expense (as described below), (3) the net gain (loss) on the valuation of contingent value rights and (4) adjustments to remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to us. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation and loss on the tax receivable agreements, as described below, (2) offering related proxy expense, as described below, and (3) net gain (loss) on the valuation of contingent value rights, and reflects income taxes as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of the Company’s convertible preferred stock were exchanged for or converted into Class A common stock of the Company on a one-for-one basis. Assuming the full exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to the Company, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated effective tax rate was 36.2% for both the three and six months ended June 30, 2014, and 35.8% for the three and six months ended June 30, 2013.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income (loss) by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested shares of Class A common stock, the exchange of all outstanding limited partnership units of Artisan Partners Holdings and the conversion of all outstanding shares of the Company’s convertible preferred stock for or into Class A common stock of the Company on a one-for-one basis.

•	Adjusted operating income represents the operating income (loss) of the consolidated company excluding offering related proxy expense and pre-offering related compensation.

•	Adjusted operating margin is calculated by dividing adjusted operating income (loss) by total revenues.

•
Adjusted EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income (loss) attributable to non-controlling interests, offering related proxy expense, pre-offering related compensation and loss on the tax receivable agreements, each as described below, and the net gain (loss) on the valuation of contingent value rights.

•
For the three and six months ended June 30, 2014, pre-offering related compensation and loss on tax receivable agreements includes (1) the amortization of unvested Class B common units of Artisan Partners Holdings that were granted before the Company’s initial public offering, which closed on March 12, 2013, and (2) expense associated with the valuation of amounts payable under the tax receivable agreements entered into in connection with the Company’s initial public offering and related reorganization. For the three months ended June 30, 2013, pre-offering related compensation includes the amortization of unvested Class B common units of Artisan Partners Holdings that were granted prior to the IPO. For the six months ended June 30, 2013, pre-offering related compensation includes (1) expense resulting from cash incentive compensation payments triggered by the IPO and expense associated with the reallocation of post-IPO profits from certain pre-IPO partners to employee-partners, (2) one-time expense, resulting from the modification of the Class B common unit awards at the time of the IPO, based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO and the value based on the offering price per share of Class A common stock in the IPO, (3) the amortization of unvested Class B common units of Artisan Partners Holdings that were granted prior to the IPO, (4) distributions to the Class B partners of Artisan Partners Holdings, (5) redemptions of Class B common units and (6) changes in the value of Class B liability awards during the period.

•
Offering related proxy expense represents costs incurred as a result of the change of control (for purposes of the Investment Company Act and Investment Advisers Act) which occurred on March 12, 2014. We incurred costs through the first quarter of 2014 to solicit the necessary approvals and consents from the boards and shareholders of the mutual funds that we advise or sub-advise and from our separate accounts clients, which were necessary because of the change of control.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$19.3	$5.7	$27.9	$8.7
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	45.5	42.4	89.7	(364.7)
Add back: Provision for income taxes	8.6	5.9	19.8	10.3
Add back: Pre-offering related compensation - share-based awards	16.2	23.9	39.8	357.1
Add back: Pre-offering related compensation - other	—	—	—	143.0
Add back: Offering related proxy expense	—	—	0.1	—
Add back: Net loss on the tax receivable agreements	4.5	—	4.5	—
Less: Net gain on the valuation of contingent value rights	—	8.6	—	33.4
Less: Adjusted provision for income taxes	34.1	24.8	65.8	43.3
Adjusted net income (Non-GAAP)	$60.0	$44.5	$116.0	$77.7

Average shares outstanding
Class A common shares	27.8	12.7	24.0	12.7
Assumed vesting, conversion or exchange of:
Class A unvested restricted shares	1.6	—	1.6	—
Convertible preferred shares outstanding	0.4	2.6	0.7	2.6
Artisan Partners Holdings units outstanding (noncontrolling interest)	41.8	54.7	45.2	54.7
Adjusted shares	71.6	70.0	71.5	70.0

Adjusted net income per adjusted share (Non-GAAP)	$0.84	$0.64	$1.62	$1.11

Operating income (loss) (GAAP)	$80.8	$48.3	$148.0	$(373.0)
Add back: Pre-offering related compensation - share-based awards	16.2	23.9	39.8	357.1
Add back: Pre-offering related compensation - other	—	—	—	143.0
Add back: Offering related proxy expense	—	—	0.1	—
Adjusted operating income (Non-GAAP)	$97.0	$72.2	$187.9	$127.1

Adjusted operating margin (Non-GAAP)	46.5%	44.6%	45.8%	41.0%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$19.3	$5.7	$27.9	$8.7
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	45.5	42.4	89.7	(364.7)
Add back: Pre-offering related compensation - share-based awards	16.2	23.9	39.8	357.1
Add back: Pre-offering related compensation - other	—	—	—	143.0
Add back: Offering related proxy expense	—	—	0.1	—
Add back: Net loss on the tax receivable agreements	4.5	—	4.5	—
Less: Net gain on the valuation of contingent value rights	—	8.6	—	33.4
Add back: Interest expense	2.9	2.9	5.8	6.1
Add back: Provision for income taxes	8.6	5.9	19.8	10.3
Add back: Depreciation and amortization	0.7	0.8	1.4	1.5
Adjusted EBITDA (Non-GAAP)	$97.7	$73.0	$189.0	$128.6

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of June 30, 2014 and December 31, 2013. The data presented excludes Launch Equity’s cash and cash equivalents and accounts receivable as these assets are not sources of liquidity for us.

	June 30, 2014	December 31, 2013
	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$203.6	$211.8
Accounts receivable	$65.0	$64.1
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. We also maintain a $100.0 million revolving credit facility, which was unused as of and for the six months ended June 30, 2014.
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
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2014.
Distributions and Dividends
In connection with the IPO, we made a cash incentive compensation payment of approximately $56.8 million to certain of our portfolio managers and distributed to our pre-IPO partners all of our retained profits as of the date of the closing of the IPO. During the three and six months ended June 30, 2014, Artisan Partners Holdings distributed $116.5 million and $248.1 million, respectively, to holders of its partnership units, including APAM. During the six months ended June 30, 2014, APAM paid dividends of $2.73 per share of Class A common stock and $3.81 per share of convertible preferred stock.
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

On July 15, 2014, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $35.4 million payable by Artisan Partners Holdings on August 21, 2014 to holders of its partnership units, including us, of record on August 15, 2014. In addition, our board of directors declared a quarterly dividend of $0.55 per share of Class A common stock, to be paid on August 29, 2014, to shareholders of record as of the close of business on August 15, 2014.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.
Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $463.8 million liability as of June 30, 2014. The $463.8 million liability represents 85% of the tax benefits we expect to realize from the merger of an entity into us as part of the IPO Reorganization, our purchase of Class A units in connection with the IPO, our purchase of preferred units in November 2013, our purchase of common and preferred units in March 2014, and exchanges of Holdings common and preferred units for APAM Class A common stock. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.

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
The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by the holders of Holdings units, the price of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments.
Cash Flows

	For the Six Months Ended June 30,
	2014	2013
	(unaudited; in millions)
Cash as of January 1	$211.8	$141.2
Net cash provided by (used in) operating activities	235.1	46.5
Net cash provided by (used in) investing activities	(14.3)	(6.4)
Net cash provided by (used in) financing activities	(229.0)	76.1
Cash as of June 30	$203.6	$257.4
Operating activities provided net cash of $235.1 million and $46.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily driven by IPO Reorganization payments made in 2013 and higher operating income in 2014. We made $56.8 million of IPO-related cash incentive compensation payments and $65.7 million in Class B distributions in the March quarter of 2013. Our operating income, excluding share-based and pre-offering related compensation expenses, increased $69.1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Timing differences in working capital accounts also increased our operating cash flows by $10.5 million during the six months ended June 30, 2014 compared to 2013.
Transactions associated with Launch Equity used operating cash of $3.0 million and $2.9 million during the six months ended June 30, 2014, and 2013, respectively. Nearly all of Launch Equity’s cash flows are attributable to non-controlling interests.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $14.3 million and $6.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash used in investing activities was primarily due to our $10 million available-for-sale investments during the six months ended June 30, 2014 to provide seed capital for the Artisan High Income Fund compared to $5 million of seed capital investments during the six months ended June 30, 2013.
Financing activities consist primarily of partnership distributions to partners, dividend payments to holders of our Class A common stock, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO and follow-on offerings, and payments to purchase APAM convertible preferred stock and Holdings partnership units. Financing activities used net cash of $229.0 million and provided net cash of $76.1 million for the six months ended June 30, 2014 and 2013, respectively. This decrease in net cash provided by financing activities was primarily the result of net proceeds of $353.4 million provided by the IPO in March 2013. The cash provided by the IPO in 2013 was offset by $114.1 million profits distributions to our non-employee partners, a $90.0 million payment of principal outstanding under our revolving credit arrangement, and payments of $76.3 million for the purchase of Class A common units in connection with the IPO. For the six months ended June 30, 2014, net cash used in financing activities was primarily driven by $167.2 million of Holdings’ profits distributions and $63.1 million of dividends paid to APAM shareholders. All of the proceeds provided by the 2014 Follow-On Offering were used to purchase shares of our convertible preferred stock and subsidiary equity, as described under “Factors Impacting our Results of Operations.”
Launch Equity’s limited partners contributed $3.0 million and $3.2 million of additional capital to Launch Equity during the six months ended June 30, 2014 and 2013, respectively. Nearly all of Launch Equity’s capital is attributable to non-controlling interests.

Certain Contractual Obligations
As of June 30, 2014, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $160.7 billion at December 31, 2013, to $463.8 billion at June 30, 2014. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or convertible preferred stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to pay approximately $4.6 million related to the TRAs in 2014. We expect the estimated payments to be funded by realized tax benefits.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2014.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2013.
New or Revised Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2017 and requires either a retrospective or a modified retrospective approach to adoption. Early application is prohibited. We are currently evaluating the transition method and the potential impact on our consolidated financial statements.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on our consolidated financial position, cash flows or results of operations.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our latest annual report on Form 10-K, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
As described in Note 9, “Stockholders' Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner’s shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three and six months ended June 30, 2014.
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
10.22
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on July 14, 2014 (File No. 001-35826))

10.23
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on July 14, 2014 (File No. 001-35826))

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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2014 and 2013

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

Dated: August 4, 2014
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)