Form 10-Q
period 2014-09-30
Artisan Partners Asset Management Inc.
filed 2014-11-03
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 31, 2014 were 34,121,560, 21,463,033 and 17,342,950, respectively.

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

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$227,975	$211,839
Cash and cash equivalents of Launch Equity	38,600	19,156
Accounts receivable	67,546	64,110
Accounts receivable of Launch Equity	703	7,428
Investment securities	11,782	7,804
Investment securities of Launch Equity	47,428	63,364
Property and equipment, net	14,001	8,760
Deferred tax assets	563,368	187,907
Prepaid expenses and other assets	12,562	11,030
Total assets	$983,965	$581,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$37,812	$45,369
Accrued incentive compensation	77,930	3,580
Borrowings	200,000	200,000
Amounts payable under tax receivable agreements	486,535	160,663
Accounts payable of Launch Equity	2,044	7,485
Securities sold, not yet purchased of Launch Equity	33,273	31,990
Total liabilities	837,594	449,087
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 34,121,560 and 19,807,436 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	341	198
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 21,463,033 and 25,271,889 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	215	253
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 17,342,950 and 25,206,554 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	173	252
Convertible preferred stock ($0.01 par value per share, 15,000,000 shares authorized, 0 and 1,198,128 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	—	34,909
Additional paid-in capital	78,897	6,388
Retained earnings	13,878	1,401
Accumulated other comprehensive income (loss)	360	378
Total stockholders’ equity	93,864	43,779
Noncontrolling interest - Artisan Partners Holdings	1,094	38,060
Noncontrolling interest - Launch Equity	51,413	50,472
Total equity	146,371	132,311
Total liabilities and equity	$983,965	$581,398
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Management fees	$212,225	$178,092	$622,350	$488,222
Performance fees	181	—	335	26
Total revenues	$212,406	$178,092	$622,685	$488,248
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	90,743	79,470	261,893	221,401
Pre-offering related compensation - share-based awards	12,431	23,441	52,234	380,523
Pre-offering related compensation - other	—	—	—	143,035
Total compensation and benefits	103,174	102,911	314,127	744,959
Distribution and marketing	13,281	10,093	36,348	27,116
Occupancy	2,811	2,609	8,265	7,781
Communication and technology	5,735	3,464	15,694	10,309
General and administrative	6,389	5,655	19,258	17,653
Total operating expenses	131,390	124,732	393,692	807,818
Total operating income (loss)	81,016	53,360	228,993	(319,570)
Non-operating income (loss)
Interest expense	(2,905)	(2,885)	(8,690)	(8,986)
Net gain (loss) of Launch Equity	(557)	5,499	(2,039)	9,068
Net gain on the valuation of contingent value rights	—	6,940	—	40,360
Net gain (loss) on the tax receivable agreements	284	—	(4,187)	—
Other non-operating income (expense)	622	—	351	—
Total non-operating income (loss)	(2,556)	9,554	(14,565)	40,442
Income (loss) before income taxes	78,460	62,914	214,428	(279,128)
Provision for income taxes	15,335	6,824	35,193	17,146
Net income (loss) before noncontrolling interests	63,125	56,090	179,235	(296,274)
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	43,243	44,614	132,939	(320,067)
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	(557)	5,499	(2,039)	9,068
Net income attributable to Artisan Partners Asset Management Inc.	$20,439	$5,977	$48,335	$14,725

	July 1, 2014 to September 30, 2014	July 1, 2013 to September 30, 2013	January 1, 2014 to September 30, 2014	March 12, 2013 to September 30, 2013
Earnings (loss) per share
Basic	$0.57	$0.42	$(1.02)	$0.97
Diluted	$0.57	$0.35	$(1.02)	$0.90
Weighted average number of common shares outstanding
Basic	30,370,892	12,728,949	26,177,724	12,728,949
Diluted	30,370,892	15,294,412	26,177,724	15,294,412

Dividends declared per Class A common share	$0.55	$0.43	$3.28	$0.43
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (Loss) (U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) before noncontrolling interests	$63,125	$56,090	$179,235	$(296,274)
Other comprehensive income (loss), net of tax
Unrealized gains on investment securities:
Unrealized gain (loss) on investment securities, net of tax of ($138), $406, $18 and $453, respectively	(423)	1,004	(117)	2,955
Less: reclassification adjustment for gain (loss) included in net income	405	—	405	—
Net unrealized gain (loss) on investment securities	(828)	1,004	(522)	2,955
Foreign currency translation gain (loss)	(458)	371	(190)	53
Total other comprehensive income	(1,286)	1,375	(712)	3,008
Comprehensive income (loss)	61,839	57,465	178,523	(293,266)
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	42,401	45,250	132,245	(317,885)
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	(557)	5,499	(2,039)	9,068
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$19,995	$6,716	$48,317	$15,551

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity (U.S. dollars in thousands)

	Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity
Balance at December 31, 2013	$703	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311
Net income (loss)	—	—	—	48,335	—	132,939	(2,039)	179,235
Other comprehensive income - foreign currency translation	—	—	—	—	(105)	(85)	—	(190)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	(171)	(236)	—	(407)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(12,323)	—	258	11,950	—	(115)
Capital contribution	—	—	—	—	—	—	2,980	2,980
Amortization of equity-based compensation	—	—	26,716	—	—	41,392	—	68,108
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	61,194	—	—	—	—	61,194
Issuance of Class A common stock, net of issuance costs	125	—	552,164	—	—	—	—	552,289
Purchase of equity and subsidiary equity	(85)	(21,652)	(533,340)	—	—	647	—	(554,430)
Conversion of preferred stock and exchange of subsidiary equity	(14)	(13,257)	23,289	—	—	(10,018)	—	—
Distributions	—	—	—	—	—	(213,555)	—	(213,555)
Dividends	—	—	(45,191)	(35,858)	—	—	—	(81,049)
Balance at September 30, 2014	$729	$—	$78,897	$13,878	$360	$1,094	$51,413	$146,371

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity, continued (U.S. dollars in thousands)

	Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity (deficit)	Redeemable Preferred Units
Balance at December 31, 2012	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194
Net income (loss)	—	—	—	—	—	(434,342)	—	(434,342)	—
Other comprehensive income	—	—	—		—	1,065	—	1,065	—
Distributions	—	—	—	—	—	(100,514)	—	(100,514)	—
Modification of equity award and other pre-offering related compensation	—	—	—	—	—	572,471	—	572,471	—
Modification of redeemable preferred units	—	—	—	—	—	357,194	—	357,194	(357,194)
Initial establishment of contingent value right liability	—	—	—	—	—	(55,440)	—	(55,440)	—
Capital redemption	—	—	—	—	—	(16)	—	(16)	—
Balance at March 12, 2013	$—	$—	$—	$—	$—	$(368,996)	$36,699	$(332,297)	$—

IPO proceeds	—	—	—	—	—	353,414	—	353,414	—
Attribution of noncontrolling interest	674	74,748	(58,365)	—	662	(17,719)	—	—	—
Redemption of partnership units	—	—	—	—	—	(76,319)	—	(76,319)	—
Establishment of deferred tax assets, net of amounts payable under tax receivable agreements	—	—	18,487	—	—	—	—	18,487	—
Net income (loss)	—	—	—	14,725	—	114,275	9,068	138,068	—
Other comprehensive income, net of tax	—	—	—	—	383	1,848	—	2,231	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(33,247)		(219)	33,178	—	(288)
Capital contribution	—	—	—	—	—	—	3,150	3,150	—
Amortization of equity-based compensation	—	—	12,835	—	—	42,352	—	55,187	—
Forfeitures	(1)	—	1	—	—	—	—	—	—
Issuance of restricted stock awards	16	—	(16)	—	—	—	—	—	—
Distributions	—	—	—	—	—	(59,569)	—	(59,569)	—
Dividends	—	—	—	(6,124)	—	—	—	(6,124)	—
Balance at September 30, 2013	$689	$74,748	$(60,305)	$8,601	$826	$22,464	$48,917	$95,940	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss) before noncontrolling interests	$179,235	$(296,274)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,293	2,284
Deferred income taxes	10,863	7,255
Reinvested dividends	(213)	—
Net gain on the valuation of contingent value rights	—	(40,360)
Capital gains on the sale of investment securities	(405)	—
Net loss on the tax receivable agreements	4,187	—
(Gains) losses of Launch Equity, net	2,039	(9,068)
Proceeds from sale of investments by Launch Equity	93,146	113,951
Purchase of investments by Launch Equity	(77,598)	(108,416)
Loss on disposal of property and equipment	349	6
Amortization of debt issuance costs	336	336
Share-based compensation	68,108	627,657
Excess tax benefit on share-based awards	(901)	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	(18,528)	(8,685)
Accounts receivable	(3,436)	(13,376)
Prepaid expenses and other assets	(1,626)	(1,592)
Accounts payable and accrued expenses	73,304	71,888
Class B liability awards	(5,054)	(227,793)
Deferred lease obligations	16	(55)
Net cash provided by operating activities	326,115	117,758
Cash flows from investing activities
Acquisition of property and equipment	(3,767)	(1,466)
Leasehold improvements	(4,095)	(500)
Proceeds from sale of property and equipment	4	—
Proceeds from sale of investment securities	6,156	—
Purchase of investment securities	(10,021)	(5,000)
Change in restricted cash	260	—
Net cash used in investing activities	(11,463)	(6,966)

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows, continued (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities
Partnership distributions	(213,555)	(160,098)
Dividends paid	(81,049)	(6,124)
Change in other liabilities	(49)	(47)
Repayment under revolving credit facility	—	(90,000)
Payment of amounts owed under the tax receivable agreements	(4,645)	—
Net proceeds from issuance of common stock	554,129	356,579
Payment of costs directly associated with the issuance of Class A common stock	(2,797)	(3,165)
Purchase of preferred stock and subsidiary equity	(554,129)	—
Purchase of Class A common units	—	(76,319)
Taxes paid related to employee net share settlement	(302)	—
Capital invested into Launch Equity	2,980	3,150
Excess tax benefit on share-based awards	901	—
Net cash provided by (used in) financing activities	(298,516)	23,976
Net increase in cash and cash equivalents	16,136	134,768
Cash and cash equivalents
Beginning of period	211,839	141,159
End of period	$227,975	$275,927

Supplementary information
Noncash activity:
Issuance of preferred stock	$—	$74,748
Establishment of deferred tax assets	386,324	70,862
Establishment of amounts payable under tax receivable agreements	326,048	53,449
Establishment of contingent value rights	—	55,440
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
As part of the IPO Reorganization, APAM became the sole general partner of Holdings. As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At September 30, 2014, APAM’s total economic interest in Holdings approximated 47% of Holdings’ economics.
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

2014 Follow-On Offering
On March 12, 2014, APAM completed a registered public offering of 9,284,337 shares of Class A common stock (the “2014 Follow-on Offering”) and utilized all of the net proceeds to purchase an aggregate of 6,284,337 common units and 2,256,883 preferred units of Artisan Partners Holdings and 743,117 shares of APAM’s convertible preferred stock, at a price per unit or share, as applicable, equal to $62.00 less the underwriting discount per share. The offering and subsequent purchase of shares and units had the following impact on the consolidated financial statements:

•
APAM received 9,284,337 general partnership (“GP”) units of Holdings, and APAM’s ownership interest in Holdings increased from 29% to 41%. See Note 7, “Noncontrolling interest - Holdings” for the financial statement impact of changes in ownership.

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

Holdings Unit Exchanges

On June 16, 2014, affiliates of Hellman & Friedman LLC (the “H&F Funds”) elected to convert 455,011 shares of convertible preferred stock into, and exchange 1,381,887 preferred units of Holdings for, a total of 1,836,898 shares of APAM’s Class A common stock (the “H&F Conversion”). The H&F Funds subsequently sold all 1,836,898 shares of Class A common stock in an underwritten public offering. After the H&F Conversion, there were no longer any outstanding APAM convertible preferred shares or Holdings preferred units.

Certain limited partners of Artisan Partners Holdings have exchanged common units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock (the “Holdings Common Unit Exchanges”). The following exchanges have occurred during the nine months ended September 30, 2014:

•	171,125 Class A common units were exchanged for Class A common stock on June 2, 2014.

•	1,567,968 Class A common units were exchanged for Class A common stock on August 25, 2014.

•	10,260 Class B common units were exchanged for Class A common stock on August 25, 2014.

The H&F Conversion and Holdings Common Unit Exchanges increased APAM’s ownership interest in Holdings, and resulted in a combined increase to deferred tax assets of approximately $96.2 million and an increase in amounts payable under tax receivable agreements of approximately $81.8 million.
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
The Company makes initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, APAM consolidates the investment, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of September 30, 2014, APAM does not have a controlling financial interest in any of the funds in which it has made a seed investment.

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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new guidance will be effective for the year ending December 31, 2016. Earlier adoption is permitted. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments. Investments held by Launch Equity are described in Note 8, “Variable and Voting Interest Entities”.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
Mutual funds	$10,672	$1,128	$(18)	$11,782
December 31, 2013
Mutual funds	$6,190	$1,614	$—	$7,804
Artisan’s investments in mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss). During the nine months ended September 30, 2014, Artisan made an investment of $10.0 million in Artisan High Income Fund, a series of Artisan Partners Funds, Inc. During the three and nine months ended September 30, 2014, Artisan sold $6.2 million of its investments, resulting in a realized gain of $0.4 million. Dividends earned on mutual fund investments totaled $0.2 million for the three and nine months ended September 30, 2014.
As of September 30, 2014, the total fair value of investments in an unrealized loss position was $5.1 million. The $18 thousand unrealized losses on available-for-sale securities are considered temporary, based on the severity and duration of the unrealized losses. No impairment losses were recorded on these available-for-sale securities.
As of December 31, 2013, Artisan held no available-for-sale securities in an unrealized loss position.
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2014 and December 31, 2013:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2014
Assets
Cash equivalents	$120,002	$120,002	$—	$—
Mutual funds	11,782	11,782	—	—

December 31, 2013
Assets
Cash equivalents	$105,001	$105,001	$—	$—
Equity mutual funds	7,804	7,804	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds or Undertakings for Collective Investment in Transferable Securities (“UCITS”). There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of September 30, 2014 and December 31, 2013.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three and nine months ended September 30, 2014 and 2013.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2014 and December 31, 2013:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $203.2 million as of September 30, 2014. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.8 million for the three months ended September 30, 2014 and 2013, and $8.3 million and $8.6 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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

The CVRs were considered derivative instruments under ASC 815, Derivatives and Hedging, and accordingly were recorded as a liability at fair value on the balance sheet until they were terminated. Changes in the fair value of these derivative instruments have been recorded in earnings as a net gain (loss) on the valuation of contingent value rights in the period of change. The following table presents gain (loss) recognized on derivative instruments for the three and nine months ended September 30, 2014 and 2013:

		Three months ended September 30,
		2014		2013
	Income Statement Classification	Gain	Loss	Gain	Loss
Contingent value rights	Net gain on the valuation of contingent value rights	$—	$—	$6,940	$—
Total		$—	$—	$6,940	$—

		Nine months ended September 30,
		2014		2013
	Income Statement Classification	Gain	Loss	Gain	Loss
Contingent value rights	Net gain on the valuation of contingent value rights	$—	$—	$40,360	$—
Total		$—	$—	$40,360	$—
Note 7. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings.
As of September 30, 2014, APAM held approximately 47% of the economic interests in Holdings. Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings. All income for the period prior to March 12, 2013, is entirely attributable to noncontrolling interests.
During the nine months ended September 30, 2014, APAM’s ownership interest in Holdings increased from 29% to 47%, due to the following transactions:

•	The issuance of 1,444,688 Holdings GP units corresponding to 1,444,688 restricted shares of Class A common stock issued by APAM during the period.

•	The issuance of 9,284,337 Holdings GP units corresponding to the 9,284,337 shares of Class A common stock issued in the 2014 Follow-on Offering.

•	APAM’s purchase and cancellation of 6,284,337 common units and 3,000,000 preferred units of Holdings in connection with the 2014 Follow-on Offering.

•
The issuance of 1,381,887 Holdings GP units and cancellation of 1,381,887 Holdings preferred units, corresponding to the 1,381,887 shares of Class A common stock issued in connection with the H&F Conversion.

•	The issuance of 1,749,353 Holdings GP units and cancellation of 1,749,353 Holdings common units, in connection with the Holdings Common Unit Exchanges.
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
As a result of the change in ownership during the nine months ended September 30, 2014, a deficit of $12.3 million was transferred to Additional paid-in capital from Noncontrolling interests - Artisan Partners Holdings. Additionally, Accumulated other comprehensive income was adjusted to reflect the change in ownership interest through a $0.4 million reduction to Noncontrolling interest and a $0.3 million increase to accumulated other comprehensive income, net of tax. The increased ownership level also resulted in a $2.8 million increase in deferred tax assets and Additional paid-in-capital. The impact of the change in APAM’s ownership interests in Holdings is reflected in the Unaudited Consolidated Statement of Changes in Stockholders’ Equity.
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

Artisan’s maximum exposure to investment loss from its involvement with Launch Equity is limited to its equity investment of $1 thousand while the potential benefit is limited to the management and incentive fees received as investment adviser. Therefore, the gains or losses of Launch Equity have not had a significant impact on Artisan’s results of operations, liquidity or capital resources. Artisan has no right to the benefits from, nor does it bear the risks associated with, Launch Equity’s investments, beyond Artisan’s minimal direct investment in Launch Equity. If Artisan were to liquidate, the assets of Launch Equity would not be available to its general creditors and as a result, Artisan does not consider investments held by Launch Equity to be Artisan’s assets.
The following tables reflect the impact of consolidating Launch Equity’s assets and liabilities into the Unaudited Consolidated Statement of Financial Condition as of September 30, 2014 and December 31, 2013 and results into the Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013.
Condensed Consolidating Statements of Financial Condition

	As of September 30, 2014				As of December 31, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Cash and cash equivalents	$227,975	$—	$—	$227,975	$211,839	$—	$—	$211,839
Cash and cash equivalents of Launch Equity	—	38,600	—	38,600	—	19,156	—	19,156
Accounts receivable	67,546	—	—	67,546	64,110	—	—	64,110
Accounts receivable of Launch Equity	—	703	—	703	—	7,428	—	7,428
Investment securities of Launch Equity	1	47,428	(1)	47,428	1	63,364	(1)	63,364
Other assets	601,713	—	—	601,713	215,501	—	—	215,501
Total assets	$897,235	$86,731	$(1)	$983,965	$491,451	$89,948	$(1)	$581,398

Accounts payable of Launch Equity	$—	$2,044	$—	$2,044	$—	$7,485	$—	$7,485
Securities sold, not yet purchased of Launch Equity	—	33,273	—	33,273	—	31,990	—	31,990
Other liabilities	802,277	—	—	802,277	409,612	—	—	409,612
Total liabilities	802,277	35,317	—	837,594	409,612	39,475	—	449,087
Total stockholders’ equity	93,864	—	—	93,864	43,779	—	—	43,779
Noncontrolling interest - Artisan Partners Holdings	1,094	1	(1)	1,094	38,060	1	(1)	38,060
Noncontrolling interest - Launch Equity	—	51,413	—	51,413	—	50,472	—	50,472
Total equity	94,958	51,414	(1)	146,371	81,839	50,473	(1)	132,311
Total liabilities and equity	$897,235	$86,731	$(1)	$983,965	$491,451	$89,948	$(1)	$581,398

Condensed Consolidating Statements of Operations

	Three Months Ended
	September 30, 2014				September 30, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$212,535	$—	$(129)	$212,406	$178,214	$—	$(122)	$178,092
Total operating expenses	131,519	—	(129)	131,390	124,854	—	(122)	124,732
Operating income (loss)	81,016	—	—	81,016	53,360	—	—	53,360
Non-operating income (loss)	(1,999)	—	—	(1,999)	4,055	—	—	4,055
Net gain (loss) of Launch Equity	—	(557)	—	(557)	—	5,499	—	5,499
Total non-operating income (loss)	(1,999)	(557)	—	(2,556)	4,055	5,499	—	9,554
Income (loss) before income taxes	79,017	(557)	—	78,460	57,415	5,499	—	62,914
Provision for income taxes	15,335	—	—	15,335	6,824	—	—	6,824
Net income (loss)	63,682	(557)	—	63,125	50,591	5,499	—	56,090
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	43,243	—	—	43,243	44,614	—	—	44,614
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(557)	—	(557)	—	5,499	—	5,499
Net income attributable to Artisan Partners Asset Management Inc.	$20,439	$—	$—	$20,439	$5,977	$—	$—	$5,977

Condensed Consolidating Statements of Operations

	Nine Months Ended
	September 30, 2014				September 30, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$623,073	$—	$(388)	$622,685	$488,583	$—	$(335)	$488,248
Total operating expenses	394,080	—	(388)	393,692	808,153	—	(335)	807,818
Operating income (loss)	228,993	—	—	228,993	(319,570)	—	—	(319,570)
Non-operating income (loss)	(12,526)	—	—	(12,526)	31,374	—	—	31,374
Net gain (loss) of Launch Equity	—	(2,039)	—	(2,039)	—	9,068	—	9,068
Total non-operating income (loss)	(12,526)	(2,039)	—	(14,565)	31,374	9,068	—	40,442
Income (loss) before income taxes	216,467	(2,039)	—	214,428	(288,196)	9,068	—	(279,128)
Provision for income taxes	35,193	—	—	35,193	17,146	—	—	17,146
Net income (loss)	181,274	(2,039)	—	179,235	(305,342)	9,068	—	(296,274)
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	132,939	—	—	132,939	(320,067)	—	—	(320,067)
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(2,039)	—	(2,039)	—	9,068	—	9,068
Net income attributable to Artisan Partners Asset Management Inc.	$48,335	$—	$—	$48,335	$14,725	$—	$—	$14,725
The carrying value of Launch Equity’s consolidated investments is also their fair value. Short and long positions on investment securities are valued based upon closing market prices of the security on the principal exchange on which they are traded. Investments in investment companies are valued at their respective net asset values on the valuation date. Short-term investments, other than repurchase agreements, maturing within sixty days from the valuation date are valued at amortized cost, which approximates market value. The following table presents the fair value hierarchy levels of investments and liabilities held by Launch Equity which are measured at fair value as of September 30, 2014 and December 31, 2013:

	Assets and Liabilities at Fair Value:
	Total	Level 1	Level 2	Level 3
September 30, 2014
Assets
Investment securities – long position	$47,428	$47,428	$—	$—
Liabilities
Investment securities – short position	$33,273	$33,273	$—	$—

December 31, 2013
Assets
Investment securities – long position	$63,364	$63,364	$—	$—
Liabilities
Investment securities – short position	$31,990	$31,990	$—	$—

Note 9. Stockholders' Equity

APAM - Stockholders’ Equity
As of September 30, 2014 and December 31, 2013, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	September 30, 2014	December 31, 2013	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	34,121,560	19,807,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	21,463,033	25,271,889	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	17,342,950	25,206,554	1 vote per share	None

Preferred shares
Convertible preferred, par value $0.01 per share	15,000,000	—	1,198,128	1 vote per share	Proportionate
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2014, Artisan’s employees held 2,700,634 shares of Class A common stock subject to the agreement and all 21,463,033 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. During the three and nine months ended September 30, 2014, APAM paid dividends of $0.55 and $3.28, respectively, per share of outstanding Class A common stock. During the nine months ended September 30, 2014, APAM paid dividends of $3.81 per share of outstanding convertible preferred stock.
Class A Common Stock
During the nine months ended September 30, 2014, APAM issued a total of 14,314,124 shares of Class A common stock, in connection with the 2014 Follow-on Offering, H&F Conversion, Holdings Common Unit Exchanges, restricted share award grants, and the settlement of restricted stock units. APAM also granted a total of 8,670 restricted stock units with respect to Class A common stock to non-employee directors during the year-to-date period. There were 20,612 restricted stock units outstanding as of September 30, 2014.
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
Class B Common Stock
In 2013, APAM issued shares of Class B common stock to employee-partners in amounts equal to the number of Class B common units those individuals held in Holdings. Upon termination of employment with Artisan, an employee-partner’s vested Class B common units are automatically exchanged for Class E common units; unvested Class B common units are forfeited. The employee-partner’s shares of Class B common stock are canceled and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the nine months ended September 30, 2014, APAM canceled a total of 3,808,856 shares of Class B common stock in connection with the 2014 Follow-on Offering, Holdings Common Unit Exchanges and employee-partner terminations.

Class C Common Stock
In 2013, APAM issued shares of Class C common stock to certain investors in Holdings in amounts equal to the number of units the investors held in Holdings. During the nine months ended September 30, 2014, APAM canceled a total of 7,956,747 shares of Class C common stock in connection with the 2014 Follow-on Offering, H&F Conversion and Holdings Common Unit Exchanges. The Class C common stock cancellations were offset by the issuance of 93,143 shares in connection with employee-partner terminations.
Convertible Preferred Stock
As part of the 2014 Follow-on Offering, APAM purchased 743,117 shares of convertible preferred stock and immediately canceled the shares. As part of the H&F Conversion, the remaining 455,011 outstanding shares of convertible preferred stock were converted into 455,011 shares of Class A common stock. There were no shares of convertible preferred stock outstanding as of September 30, 2014.
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
Holdings’ partnership distributions totaled $81.6 million and $58.5 million for the three months ended September 30, 2014 and 2013, respectively, and $329.7 million and $245.1 million for the nine months ended September 30, 2014 and 2013, respectively. The portion of these distributions made prior to the IPO to the holders of Class B common units (which were classified as liability awards prior to the IPO) are reflected as compensation and benefits expense within the Unaudited Consolidated Statements of Operations and totaled $65.7 million for the nine months ended September 30, 2013. The portion of these distributions made prior to the IPO to the other partners of Holdings and, after the IPO, to all partners are recorded as a reduction to consolidated stockholders’ equity, with the exception of the portion of distributions made to APAM, which is eliminated upon consolidation. Holdings distributions to APAM totaled $35.2 million and $12.5 million for the three months ended September 30, 2014 and 2013, respectively, and $116.1 million and $19.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Salaries, incentive compensation and benefits (1)	$83,834	$76,056	$246,493	$217,987
Restricted share compensation expense	6,909	3,414	15,400	3,414
Total salaries, incentive compensation and benefits	90,743	79,470	261,893	221,401
Pre-offering related compensation - share-based awards	12,431	23,441	52,234	380,523
Pre-offering related compensation - other	—	—	—	143,035
Total compensation and benefits	$103,174	$102,911	$314,127	$744,959
(1) Excluding restricted share compensation expense
Incentive compensation
Cash incentive compensation paid to members of Artisan’s portfolio management teams and members of its marketing and client service teams is based on formulas that are tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and has historically been paid in the fourth quarter of the year.

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
During the three months ended September 30, 2014, 1,402,876 restricted shares of Class A common stock were issued to employees of the Company and its subsidiaries. A portion of these shares will vest pro rata in the third fiscal quarter of each of the next five years. The remaining shares will generally vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Total compensation expense associated with the July 2014 grant is expected to be approximately $72.2 million.
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
The following table summarizes the restricted share activity for the nine months ended September 30, 2014:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2014	$52.36	1,575,157
Granted	$52.85	1,444,688
Forfeited	—	—
Vested	$52.61	(319,211)
Unvested at September 30, 2014	$52.59	2,700,634
Compensation expense recognized related to the restricted shares was $6.9 million and $15.4 million for the three and nine months ended September 30, 2014, respectively. The aggregate vesting date fair value of awards that vested during the nine months ended September 30, 2014 was approximately $16.4 million. The unrecognized compensation expense for the unvested restricted shares as of September 30, 2014 was $133.6 million with a weighted average recognition period of 4.4 years remaining.
During the nine months ended September 30, 2014, the Company withheld a total of 5,880 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.3 million in employee tax withholding obligations related to employee share transactions. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Pre-offering related compensation consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Change in value of Class B liability awards	$—	$—	$—	$41,942
Class B award modification expense	—	—	—	287,292
Amortization expense on pre-offering Class B awards	12,431	23,441	52,234	51,289
Pre-offering related compensation - share-based awards	12,431	23,441	52,234	380,523

Pre-offering related cash incentive compensation	—	—	—	56,788
Pre-offering related bonus make-whole compensation	—	—	—	20,520
Distributions on Class B liability awards	—	—	—	65,727
Pre-offering related compensation - other	—	—	—	143,035
Total pre-offering related compensation	$12,431	$23,441	$52,234	$523,558

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
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The Class B awards of partners whose services to Holdings terminated prior to the IPO will be redeemed for payments totaling $18.0 million and $23.0 million as of September 30, 2014 and December 31, 2013, respectively. Payments of $0.8 million and $5.0 million were made for the three and nine months ended September 30, 2014, respectively.
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
The following table summarizes the activity related to unvested Class B awards for the nine months ended September 30, 2014:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2014	$30.00	7,249,842
Granted	—	—
Forfeited	—	—
Vested	$30.00	(3,204,826)
Unvested at September 30, 2014	$30.00	4,045,016
The unrecognized compensation expense for the unvested Class B awards as of September 30, 2014, was $99.6 million with a weighted average recognition period of 2.4 years remaining.
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
Pre-offering related compensation - other
During the nine months ended September 30, 2013, Artisan also incurred pre-offering related compensation charges of $56.8 million to pay cash incentive compensation to certain portfolio managers and $20.5 million representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Holdings’ pre-IPO non-employee partners that instead was allocated and distributed to certain employee-partners. For the period between January 1, 2013 and the IPO, profits distributions totaling $65.7 million were made to Class B partners.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal and state income taxation on APAM’s allocable portion of the income of Holdings. APAM’s effective income tax rate was lower than the U.S. Federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that approximately 60% of Holdings’ earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses, that are not deductible for tax purposes. Prior to the IPO Reorganization, none of Holdings’ earnings were subject to U.S. corporate-level taxes.
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
Amounts payable under tax receivable agreements is an estimate which is impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels. The payable decreased by $0.3 million during the three months ended September 30, 2014, and increased by $4.2 million during the nine months ended September 30, 2014, due to changes in estimated future payments. The change in estimate is recorded in non-operating income in the Unaudited Consolidated Statements of Operations. The change in estimate also resulted in a discrete tax item, which increased the provision for income taxes by $0.4 million for the three months ended September 30, 2014, and reduced the provision for income taxes by $4.1 million for the nine months ended September 30, 2014.
The 2014 Follow-on Offering, H&F Conversion and the Holdings Common Unit Exchanges resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $383.6 million and $326.1 million, respectively, for the nine months ended September 30, 2014.
As of September 30, 2014, the deferred tax asset and amounts payable under tax receivable agreements were $556.2 million and $486.5 million, respectively. During the three months ended September 30, 2014, payments of $4.6 million were made under the TRAs.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Current:
Federal	$6,050	$4,868	$21,132	$8,007
State and local	1,106	647	3,016	1,564
Foreign	32	100	182	320
Total	7,188	5,615	24,330	9,891
Deferred:
Federal	12,025	1,131	14,971	7,027
State and local	(3,878)	78	(4,108)	228
Total	8,147	1,209	10,863	7,255
Income tax expense	$15,335	$6,824	$35,193	$17,146
Net deferred tax assets comprise the following:

	As of September 30, 2014	As of December 31, 2013
Deferred tax assets:
Amortizable basis (1)	$556,219	$183,858
Other (2)	7,149	4,049
Total deferred tax assets	563,368	187,907
Less: valuation allowance (3)	—	—
Net deferred tax assets	$563,368	$187,907
(1) Represents the unamortized step-up of tax basis from the merger described above, the purchase of common and preferred units by APAM, and the exchange of common and preferred units for Class A common shares of APAM.

(2) Represents other miscellaneous deferred tax assets.
(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of September 30, 2014 and December 31, 2013.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2014, U.S. federal income tax returns for the years 2011 through 2013 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2010 to 2013.
Note 12. Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of September 30, 2014	As of December 31, 2013
Unrealized gain on investments	$330	$303
Foreign currency translation	30	75
Accumulated Other Comprehensive Income (Loss)	$360	$378

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
Note 13. Earnings Per Share
Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted shares are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by the employees. Income available to Class A common stockholders is computed by reducing net income attributable to APAM by dividends declared or paid to convertible preferred stockholders during the period and earnings (distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. All income for the period prior to the IPO was entirely attributable to noncontrolling interest. As a result, only net income attributable to APAM from the period subsequent to the IPO is included in net income (loss) available to Class A common stockholders. Class B and Class C common shares do not share in profits of APAM and therefore are not reflected in the calculations.
As described in Note 1, “Organization and nature of business”, the consideration Artisan paid to purchase shares of its convertible preferred stock in connection with the 2014 Follow-on Offering exceeded the carrying amount of the shares of convertible preferred stock on Artisan’s consolidated balance sheet by $22.7 million, which is subtracted from net income as a deemed dividend to arrive at income available to common stockholders in the earnings per share calculation. The purchase of subsidiary preferred equity in connection with the 2014 Follow-on Offering resulted in a similar deemed dividend, which also reduced net income available to common stockholders. The computation of basic earnings per share under the two-class method for the periods ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Period from March 12, 2013 to September 30, 2013
Basic Earnings Per Share
Numerator:
Net income attributable to APAM	$20,439	$5,977	$48,335	$14,725
Less: Convertible preferred stock deemed dividends	—	—	22,694	—
Less: Subsidiary preferred equity deemed dividends	—	—	26,469	—
Less: Allocation to participating securities	3,246	650	25,933	2,357
Net income (loss) available to common stockholders - Basic	$17,193	$5,327	$(26,761)	$12,368
Denominator:
Weighted average shares outstanding - basic	30,370,892	12,728,949	26,177,724	12,728,949
Earnings (loss) per share - basic	$0.57	$0.42	$(1.02)	$0.97
Diluted earnings per share is computed by increasing the denominator by the amount of additional Class A common shares that would have been outstanding if all potential Class A common shares had been issued. The numerator is also increased for the net income allocated to the potential Class A common shares. Potential dilutive Class A common shares consist of (1) the Class A common shares issuable upon exchange of Holdings limited partnership units for APAM Class A common stock, (2) the Class A common shares that will be issuable upon conversion of APAM convertible preferred stock and (3) unvested restricted shares of Class A common stock. In periods of net loss available to common stockholders, all of these securities are anti-dilutive.

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Period from March 12, 2013 to September 30, 2013
Anti- Dilutive Weighted Average Shares Outstanding
Holdings limited partnership units	39,767,645	54,639,188	43,349,132	54,670,972
Convertible preferred stock	—	—	474,938	—
Unvested restricted shares	2,582,934	1,284,095	1,939,126	584,836
Total	42,350,579	55,923,283	45,763,196	55,255,808
The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. For the nine months ended September 30, 2014, shares of APAM convertible preferred stock were also anti-dilutive, primarily because dividends declared on convertible preferred stock exceeded dividends declared on Class A common stock. Unvested restricted share awards are anti-dilutive, primarily because the unvested shares are considered participating securities.
The dilutive effect of outstanding convertible preferred stock is reflected in diluted earnings per share by application of the if-converted method. The number of incremental shares is computed using average market prices during the quarter. For year-to-date diluted earnings per share, the number of incremental shares included in the denominator is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted earnings per share computation.
The computation of diluted earnings per share under the two-class method for the periods ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Period from March 12, 2013 to September 30, 2013
Diluted Earnings Per Share
Numerator:
Net income attributable to APAM	$20,439	$5,977	$48,335	$14,725
Less: Convertible preferred stock deemed dividends	—	—	22,694	—
Less: Subsidiary preferred equity deemed dividends	—	—	26,469	—
Less: Allocation to participating securities	3,246	650	25,933	967
Net income (loss) available to common stockholders - diluted	$17,193	$5,327	$(26,761)	$13,758
Denominator:
Weighted average shares outstanding - basic	30,370,892	12,728,949	26,177,724	12,728,949
Effect of dilutive securities	—	2,565,463	—	2,565,463
Weighted average shares outstanding - diluted	30,370,892	15,294,412	26,177,724	15,294,412
Earnings (loss) per share - diluted	$0.57	$0.35	$(1.02)	$0.90
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
Affiliate transactions—Artisan Funds
Artisan has agreements to serve as the investment manager of Artisan Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.63% to 1.25%. Artisan generally collects revenues related to these services on the last business day of each month and records them in Management Fees in the Consolidated Statement of Operations. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than 1.50% of average daily net assets, and 1.25% of the fund’s average daily net assets for Artisan High Income Fund. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Investment management fees:
Artisan Funds	$144,873	$118,854	$423,620	$324,467
Fee waiver / expense reimbursement:
Artisan Funds	$17	$151	$95	$273
Affiliate transactions—Artisan Global Funds
Artisan has agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. At September 30, 2014 and December 31, 2013, respectively, accounts receivable included $1.3 million and $2.2 million due from Artisan Global Funds.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Investment management fees:
Artisan Global Funds	$3,685	$2,490	$10,552	$6,039
Fee waiver / expense reimbursement:
Artisan Global Funds	$207	$145	$377	$573

Affiliate transactions—Launch Equity
Artisan has an agreement to serve as the investment manager of Launch Equity. Under the terms of Artisan’s agreement with Launch Equity, Artisan earns a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At Artisan’s discretion, the fee may be waived and certain expenses reimbursed to the extent they exceed a certain level. Artisan expects to waive 100% of the quarterly fee and reimburse Launch Equity for all operating expenses, and Artisan may waive other expenses as well. Artisan is also entitled to receive an allocation of profits equal to 20% of Launch Equity’s net capital appreciation as determined at the conclusion of its fiscal year. That amount, which Artisan also expects to waive, is calculated at the end of the Launch Equity’s fiscal year. Artisan waived its incentive allocation for the year ended December 31, 2013. Expense reimbursements totaled $40 thousand and $41 thousand for the three months ended September 30, 2014 and 2013, respectively, and $133 thousand and $128 thousand for the nine months ended September 30, 2014 and 2013, respectively.

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
This transition was completed during June 2014. In addition, Artisan has obtained and paid for insurance policies covering potential liability AIC may incur as the prior general partner of Holdings. At September 30, 2014, no amounts were due from the Ziegler entities related to these transactions.
Note 16. Subsequent Events
Distributions and dividends
On October 15, 2014, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $27.2 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.55 per share of APAM’s Class A common stock. The APAM dividend is payable on November 28, 2014, to shareholders of record as of November 14, 2014.

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
As of September 30, 2014, our assets under management (“AUM”) were $106.2 billion, with 12% of our AUM sourced from non-U.S. clients. During the three months ended September 30, 2014, we generated $212.4 million in revenues on $110.2 billion in average AUM. AUM was impacted by a combination of market depreciation of $5.1 billion and net client cash outflows of $645 million for the three months ended September 30, 2014. During the period, we had positive net client cash flows in 5 of our 14 strategies and in 2 out of 5 distribution channels, sourced from clients located in the U.S. and abroad.
During the nine months ended September 30, 2014, we generated $622.7 million in revenues on $108.2 billion in average AUM. AUM was impacted by a combination of net client cash inflows of $1.3 billion and market depreciation of $0.5 billion. For the nine months ended September 30, 2014, we had positive net client cash flows in 7 of our 14 strategies and 3 out of 5 distribution channels, sourced from clients located in the U.S. and abroad.
We post updated information about our assets under management under the Financial Information section of our Investor Relations website (www.apam.com) generally after the conclusion of the seventh NYSE trading day of each month.

In July 2014, our board of directors approved the issuance of 1,402,876 restricted shares of Class A common stock to our employees and employees of our subsidiaries. Total compensation expense associated with these awards is expected to be approximately $72.2 million, which will be recognized on a straight-line basis over the requisite service period.
As of September 30, 2014 we had approximately 345 employees.
Factors Impacting our Results of Operations
Economic Environment
Global equity market conditions can materially affect our financial performance. Total returns of relevant market indices for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
S&P 500 total returns	1.1%	5.2%	8.3%	19.8%
MSCI All Country World total returns	(2.3)%	7.9%	3.7%	14.4%
MSCI EAFE total returns	(5.9)%	11.6%	(1.4)%	16.1%
The negative performance of global markets during the quarter ended September 30, 2014 occurred most significantly towards the end of the quarter. As a result, our ending AUM for the quarter was impacted more significantly than average AUM. Average AUM over a quarter is more closely correlated to our quarterly revenues than ending AUM.
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
Our employees and other limited partners of Holdings held approximately 53% of the equity interests in Holdings as of September 30, 2014. Our post-IPO results reflect that significant noncontrolling interest. As of September 30, 2014, our net income represented approximately 47% of Holdings’ net income.
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
During the nine months ended September 30, 2014, certain limited partners of Holdings exchanged 1,749,353 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,749,353 shares of Class A common stock. In connection with the exchanges, APAM received 1,749,353 general partnership units of Holdings.
The aforementioned transactions increased APAM’s ownership interest in Holdings from 29% at December 31, 2013 to 47% at September 30, 2014.
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

Prior to their termination, the CVRs were classified as liabilities and accounted for under ASC 815 as derivatives. For the three and nine months ended September 30, 2013, a gain of $6.9 million and $40.3 million, respectively, was recorded in non-operating income (loss) to reflect a decrease in the fair value of the CVR liability.
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
As of September 30, 2014, deferred tax assets of $563.4 million and amounts payable under tax receivable agreements of $486.5 million have been recorded in the Condensed Consolidated Statements of Financial Condition primarily as a result of the above items and other tax impacts of the IPO Reorganization. APAM’s purchase of Holdings common and preferred units with a portion of the 2014 Follow-on Offering proceeds resulted in an increase to deferred tax assets of approximately $287.4 million and an increase in amounts payable under tax receivable agreements of approximately $244.3 million. The H&F Conversion and other exchanges during the nine months ended September 30, 2014, resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $96.2 million and $81.8 million, respectively. The TRA payable decreased by $0.3 million and increased by $4.2 million for the three and nine months ended September 30, 2014, respectively, due to changes in estimated future payments. The change in estimate resulted in a similar impact to deferred tax assets, which decreased by $0.4 million during the three months ended September 30, 2014, and increased by $4.1 million for the nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, payments of $4.6 million were made in accordance with the TRA agreements.
Costs of Being a Public Company
Following the IPO, we have incurred, and expect to continue to incur, additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors’ and officers’ liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. These additional expenses have increased and will continue to increase our general and administrative expenses and reduce our net income. Further, we may incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock. We incurred and capitalized $2.6 million of expenditures during the nine months ended September 30, 2014 in connection with the 2014 Follow-on Offering, the H&F Conversion transaction, and our shelf registration statements.

Financial Overview
Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited; dollars in millions)
Assets under management at period end	$106,246	$96,931	$106,246	$96,931
Average assets under management (1)	$110,209	$92,385	$108,191	$85,683
Net client cash flows	$(645)	$2,097	$1,326	$5,697
Total revenues	$212.4	$178.0	$622.7	$488.2
Weighted average fee (2)	76	76	77	76
Adjusted operating margin (3)	44.0%	43.3%	45.2%	41.8%

(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) We compute our weighted average fee by dividing annualized investment management fees by average assets under management for the applicable period.
(3) Adjusted measures are non-GAAP measures and are explained and reconciled to the comparable GAAP measures in “Supplemental Non-GAAP Financial Information” below.
Assets Under Management and Investment Performance
Changes to our operating results from one period to another are primarily caused by changes in the amount of our assets under management. Changes in the relative composition of our assets under management among our investment strategies and products and the effective fee rates on our products could also impact our operating results, and in some periods the impact could be material. However, for the three and nine months ended September 30, 2014 and 2013, our operating results were primarily impacted by changes in the amount of our assets under management.

Our assets under management increase or decrease with the net inflows or outflows of client assets into our various investment strategies and with the investment performance of these strategies. The amount and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among others:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;

•	flows of client assets into and out of our various strategies and investment vehicles;

•	our decision to close strategies or limit the growth of assets in a strategy when we believe it is in the best interest of our clients;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total AUM:

	For the Three Months Ended September 30,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Beginning assets under management	$112,041	$85,791	$26,250	30.6%
Gross client cash inflows	4,677	5,373	(696)	(13.0)%
Gross client cash outflows	(5,322)	(3,276)	(2,046)	(62.5)%
Net client cash flows	(645)	2,097	(2,742)	(130.8)%
Market appreciation (depreciation)	(5,113)	9,043	(14,156)	(156.5)%
Net transfers (1)	(37)	—	(37)	100.0%
Ending assets under management	$106,246	$96,931	$9,315	9.6%
Average assets under management	$110,209	$92,385	$17,824	19.3%
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	For the Nine Months Ended September 30,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Beginning assets under management	$105,477	$74,334	$31,143	41.9%
Gross client cash inflows	17,411	16,667	744	4.5%
Gross client cash outflows	(16,085)	(10,970)	(5,115)	(46.6)%
Net client cash flows	1,326	5,697	(4,371)	(76.7)%
Market appreciation (depreciation)	(520)	16,900	(17,420)	(103.1)%
Net transfers (1)	(37)	—	(37)	100.0%
Ending assets under management	$106,246	$96,931	$9,315	9.6%
Average assets under management	$108,191	$85,683	$22,508	26.3%
For the three months ended September 30, 2014, net client cash outflows were $645 million. The cash flow success of some our strategies during the quarter did not offset the overall impact of lower seasonal inflows, outflows resulting from client re-balancing across our strategies, and performance challenges in the strategies managed by our U.S. Value and Emerging Markets teams. Our U.S. Mid-Cap Growth strategy, managed by our Growth team, and our U.S. Mid-Cap Value and U.S. Small-Cap Value strategies, managed by our U.S. Value team, experienced the most net client cash outflows of $278 million, $503 million, and $380 million, respectively. Our Non-U.S. Growth and Global Equity strategies, managed by our Global Equity team, and our Global Opportunities strategy, managed by our Growth team, received the most net inflows during the quarter, gathering net inflows of $371 million, $280 million and $280 million, respectively.
For the nine months ended September 30, 2014, our Non-U.S. Growth and Global Opportunities strategies received the most net inflows during the period, gathering net inflows of $3.1 billion and $1.3 billion, respectively. During the nine months ended September 30, 2014, the three strategies managed by our U.S. Value team, U.S. Mid-Cap Value, U.S. Small-Cap Value, and Value Equity, and our Emerging Markets strategy experienced the most net client cash outflows of $1.1 billion, $1.2 billion, $925 million, and $749 million, respectively.
Separate accounts net outflows of $688 million for the nine months ended September 30, 2014 include the effect of a $722 million outflow resulting from a separate account client termination in March within our Value Equity strategy. The pension fund client communicated that the termination was a result of its decision to consolidate assets with a smaller number of managers and reduce its overall cost structure. The termination is evidence that our flows will be lumpy over time and also reflects our commitment to fee discipline which is one of the cornerstones of our financial model. Over the long-term our financial model has been critical to our ability to attract and retain investment talent, deliver strong financial results and produce a stable and diverse business able to weather all market environments. Historically, we have observed that client activity tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters. However, there can be no guarantee that past experience will be indicative of future activity.

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

On February 14, 2014, we closed our Global Value strategy, including Artisan Global Value Fund, to most new investors and client relationships. The Global Value strategy had net client cash outflows of $180 million and net client cash inflows of $526 million for the three and nine months ended September 30, 2014, respectively. We manage capacity for each of our strategies individually, taking an approach that considers total assets under management, the velocity of asset growth and the mix of business across distribution channels, geographic regions and client types. We also consider other factors, such as the exceptional market performance over the past five years, which has contributed to the rate of asset growth in the Global Value strategy.

We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We believe that we currently have realizable capacity particularly in some of our non-U.S. and global strategies (such as our Non-U.S. Growth, Global Equity and Global Opportunities strategies), where we believe we are well-positioned to take advantage of increasing client and investor demand. Additionally, our High Income strategy continues to perform well and experience positive inflows, despite having a short-term track record.

The table below sets forth the total AUM for each of our investment teams and strategies as of September 30, 2014, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of September 30, 2014.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team		(unaudited)
Non-U.S. Growth Strategy	1/1/1996	$28,069	289	660	430	352	647
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,413	(335)	374	243	494	459
Global Equity Strategy	4/1/2010	$653	(297)	646	N/A	N/A	519
Global Small-Cap Growth Strategy	7/1/2013	$166	(71)	N/A	N/A	N/A	(545)

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$14,627	(733)	(271)	(125)	171	518
U.S. Small-Cap Value Strategy	6/1/1997	$2,852	(497)	(818)	(490)	51	429
Value Equity Strategy	7/1/2005	$2,067	(667)	(368)	(118)	N/A	32

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$16,094	(851)	(209)	163	228	565
U.S. Small-Cap Growth Strategy	4/1/1995	$2,624	(600)	(113)	289	115	87
Global Opportunities Strategy	2/1/2007	$4,127	(63)	534	757	N/A	607

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$17,046	344	702	740	568	709
Global Value Strategy	7/1/2007	$14,977	101	618	604	N/A	604

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$984	(84)	(178)	(258)	N/A	(102)

Credit Team
High Income Strategy (2)	4/1/2014	$505	N/A	N/A	N/A	N/A	178

Total Assets Under Management (3)		$106,246
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

(3) Includes an additional $42.1 million in assets managed in a portfolio not currently made available to outside investors to evaluate its potential viability as a strategy to be offered to clients.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Total
September 30, 2014	(unaudited; in millions)
Beginning assets under management	$31,300	$21,549	$23,535	$34,109	$1,237	$311	$112,041
Gross client cash inflows	1,952	913	978	602	2	230	4,677
Gross client cash outflows	(1,356)	(1,798)	(1,079)	(842)	(213)	(34)	(5,322)
Net client cash flows	596	(885)	(101)	(240)	(211)	196	(645)
Market appreciation (depreciation)	(1,595)	(1,118)	(547)	(1,809)	(42)	(2)	(5,113)
Net transfers (1)	—	—	—	(37)	—	—	(37)
Ending assets under management	$30,301	$19,546	$22,887	$32,023	$984	$505	$106,246
Average assets under management	$30,919	$20,976	$23,364	$33,374	$1,155	$421	$110,209
September 30, 2013
Beginning assets under management	$22,189	$19,582	$17,766	$24,659	$1,595	$—	$85,791
Gross client cash inflows	1,191	1,343	1,367	1,375	97	—	5,373
Gross client cash outflows	(848)	(953)	(808)	(594)	(73)	—	(3,276)
Net client cash flows	343	390	559	781	24	—	2,097
Market appreciation (depreciation)	2,229	1,449	2,719	2,536	110	—	9,043
Net transfers	—	—	—	—	—	—	—
Ending assets under management	$24,761	$21,421	$21,044	$27,976	$1,729	$—	$96,931
Average assets under management	$23,759	$20,671	$19,611	$26,664	$1,680	$—	$92,385
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	By Investment Team
Nine Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Total
September 30, 2014	(unaudited; in millions)
Beginning assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	$105,477
Gross client cash inflows	7,072	2,538	3,984	3,258	19	540	17,411
Gross client cash outflows	(3,633)	(5,842)	(3,437)	(2,366)	(768)	(39)	(16,085)
Net client cash flows	3,439	(3,304)	547	892	(749)	501	1,326
Market appreciation (depreciation)	(455)	(174)	(140)	258	(13)	4	(520)
Net transfers (1)	—	—	47	(84)	—	—	(37)
Ending assets under management	$30,301	$19,546	$22,887	$32,023	$984	$505	$106,246
Average assets under management	$29,485	$21,591	$22,974	$32,610	$1,311	$308	$108,191
September 30, 2013
Beginning assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$—	$74,334
Gross client cash inflows	3,938	3,603	3,961	4,774	391	—	16,667
Gross client cash outflows	(2,930)	(2,923)	(2,168)	(1,442)	(1,507)	—	(10,970)
Net client cash flows	1,008	680	1,793	3,332	(1,116)	—	5,697
Market appreciation (depreciation)	3,661	4,019	4,559	4,758	(97)	—	16,900
Net transfers	—	—	—	—	—	—	—
Ending assets under management	$24,761	$21,421	$21,044	$27,976	$1,729	$—	$96,931
Average assets under management	$22,550	$19,396	$17,725	$24,257	$1,755	$—	$85,683
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

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
The table below sets forth our AUM by distribution channel:

	As of September 30, 2014		As of September 30, 2013
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Defined Contribution	$20,558	19.3%	$19,455	20.0%
Broker-Dealer	23,032	21.7%	19,838	20.4%
Financial Advisor	11,742	11.1%	9,289	9.6%
Institutional	44,996	42.3%	43,010	44.5%
Retail	5,918	5.6%	5,339	5.5%
Ending Assets Under Management(1)	$106,246	100.0%	$96,931	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate account clients:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2014	(unaudited; in millions)
Beginning assets under management	$64,816	$47,225	$112,041
Gross client cash inflows	3,179	1,498	4,677
Gross client cash outflows	(3,791)	(1,531)	(5,322)
Net client cash flows	(612)	(33)	(645)
Market appreciation (depreciation)	(3,077)	(2,036)	(5,113)
Net transfers (1)	(160)	123	(37)
Ending assets under management	$60,967	$45,279	$106,246
Average assets under management	$63,418	$46,791	$110,209
September 30, 2013
Beginning assets under management	$47,518	$38,273	$85,791
Gross client cash inflows	4,250	1,123	5,373
Gross client cash outflows	(2,329)	(947)	(3,276)
Net client cash flows	1,921	176	2,097
Market appreciation (depreciation)	5,061	3,982	9,043
Net transfers (1)	(11)	11	—
Ending assets under management	$54,489	$42,442	$96,931
Average assets under management	$51,572	$40,813	$92,385

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2014	(unaudited; in millions)
Beginning assets under management	$59,881	$45,596	$105,477
Gross client cash inflows	12,455	4,956	17,411
Gross client cash outflows	(10,441)	(5,644)	(16,085)
Net client cash flows	2,014	(688)	1,326
Market appreciation (depreciation)	(554)	34	(520)
Net transfers (1)	(374)	337	(37)
Ending assets under management	$60,967	$45,279	$106,246
Average assets under management	$62,305	$45,886	$108,191
September 30, 2013
Beginning assets under management	$39,603	$34,731	$74,334
Gross client cash inflows	12,601	4,066	16,667
Gross client cash outflows	(6,980)	(3,990)	(10,970)
Net client cash flows	5,621	76	5,697
Market appreciation (depreciation)	9,326	7,574	16,900
Net transfers (1)	(61)	61	—
Ending assets under management	$54,489	$42,442	$96,931
Average assets under management	$47,308	$38,375	$85,683
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

Results of Operations
Three months ended September 30, 2014, Compared to Three months ended September 30, 2013

	For the Three Months Ended September 30,		For the Period-to-Period
	2014	2013	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$212.4	$178.0	$34.4	19%
Operating Expenses
Total compensation and benefits	103.1	102.9	0.2	—%
Other operating expenses	28.3	21.7	6.6	30%
Total operating expenses	131.4	124.6	6.8	5%
Total operating income	81.0	53.4	27.6	52%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	0.4	12.4	(12.0)	(97)%
Total non-operating income (loss)	(2.5)	9.5	(12.0)	(126)%
Income before income taxes	78.5	62.9	15.6	25%
Provision for income taxes	15.4	6.8	8.6	126%
Net income before noncontrolling interests	63.1	56.1	7.0	12%
Less: Noncontrolling interests - Artisan Partners Holdings	43.2	44.6	(1.4)	(3)%
Less: Noncontrolling interests - Launch Equity	(0.5)	5.5	(6.0)	(109)%
Net income attributable to Artisan Partners Asset Management Inc.	$20.4	$6.0	$14.4	240%

Per Share Data
Net income (loss) available to Class A common stock per basic share	$0.57	$0.42
Net income (loss) available to Class A common stock per diluted share	$0.57	$0.35
Weighted average basic shares of Class A common stock outstanding	30,370,892	12,728,949
Weighted average diluted shares of Class A common stock outstanding	30,370,892	15,294,412
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
The increase in revenues of $34.4 million, or 19%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was driven primarily by a $17.8 billion, or 19%, increase in our average AUM.
Our weighted average investment management fee was 76 basis points for the three months ended September 30, 2014 and September 30, 2013. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 54 basis points for the three months ended September 30, 2014, compared to 55 basis points for the three months ended September 30, 2013. These assets represented 43% and 44% of our total AUM as of September 30, 2014 and 2013, respectively. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 93 basis points for the three months ended September 30, 2014, compared to 94 basis points for the three months ended September 30, 2013. These assets represented 57% and 56% of our AUM as of September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014 and 2013, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $63.7 million and $56.7 million of our revenues, respectively. For the three months ended September 30, 2014 and 2013, fees from Artisan Funds represented $144.9 million and $118.8 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.8 million and $2.5 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses of $6.8 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily attributable to an increase in distribution and marketing expense and an increase in communication and technology expense. The increase in salaries, incentive compensation and benefits was offset by a decrease in pre-offering related compensation expense.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$83.8	$76.1	$7.7	10%
Restricted share compensation expense	6.9	3.4	3.5	103%
Total salaries, incentive compensation and benefits	90.7	79.5	11.2	14%
Amortization expense on pre-offering Class B awards	12.4	23.4	(11.0)	(47)%
Pre-offering related compensation - share-based awards	12.4	23.4	(11.0)	(47)%
Total compensation and benefits	$103.1	$102.9	$0.2	0%
(1) Excluding restricted share compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by incentive compensation expense for our investment and marketing professionals. The portion of cash incentive compensation directly linked to our revenues increased by $8.9 million as a result of higher investment management fee revenue during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Partially offsetting the increase was a $3.2 million decrease in incentive compensation expense related to a special incentive compensation plan for certain portfolio managers that ended on December 31, 2013.
Pursuant to the 2013 Omnibus Incentive Compensation Plan, we have issued restricted shares of Class A common stock to certain of our employees. Compensation expense recognized related to restricted shares was $6.9 million and $3.4 million for the three months ended September 30, 2014 and 2013, respectively. We expect to move our annual grant cycle to January of each year, with a six month prorated grant to be considered by the Board of Directors in January 2015. The amount of equity granted will vary from year to year and will be influenced by our results. In July 2014, we granted 1,402,876 restricted shares of Class A common stock to our employees and employees of our subsidiaries. A portion of these shares will vest pro rata in the third fiscal quarter of each of the next five years. The remaining shares will generally vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Total compensation expense associated with these awards is expected to be approximately $72.2 million, which will be recognized on a straight-line basis over the requisite service period.
Amortization expense on pre-offering Class B awards decreased 11.0 million, as certain awards became fully vested during 2014.
Total salaries, incentive compensation and benefits was 43% and 45% of our revenues for the three months ended September 30, 2014, and 2013, respectively.
Other operating expenses
Other operating expenses increased $6.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a $3.1 million increase in distribution and marketing expenses related to higher average AUM and revenues and a $2.3 million increase in communication and technology expenses as a result of an increase in the number of employees and consulting expense related to firm initiatives. Approximately $1.2 million of additional distribution expenses related to a change in the allocation of the intermediary fees between Artisan and the Artisan Funds. We expect the additional cost will eventually be at least partially offset by a reduction in intermediary fees resulting from Artisan Funds’ launch of Advisor share classes for certain of our Artisan Funds. The fees we pay to intermediaries with respect to the Advisor shares will be lower than the intermediary fees we pay on other classes of shares.

Non-Operating Income (Loss)
The decrease in non-operating income of $12.0 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to a $6.9 million gain on the valuation of contingent value rights recognized during the three months ended September 30, 2013. The gain on the CVR was the result of an increase in our stock price from the $49.91 per share at June 30, 2013 to the closing price of $52.36 per share on September 30, 2013. As a derivative liability, all changes in the fair value of this liability were recorded to current earnings. The CVRs were terminated on November 6, 2013.
Non-operating income (loss) for the three months ended September 30, 2014 includes a $0.3 million gain related to the reduction in the estimate of the payment obligation under the tax receivable agreements. The effect of changes in our estimate of amounts payable under the tax receivable agreements, including the effect of changes in enacted tax rates and in applicable tax laws, is included in net income. The $0.3 million reduction in estimated amounts payable under the tax receivable agreements is comprised of a $4.1 million reduction due to a change in estimate, offset by a $3.8 million increase due to the change in our estimated adjusted effective tax rate from 36.2% to 36.5%.
Net gains of Launch Equity decreased $6.0 million in the three months ended September 30, 2014, compared to the prior year period. Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and are offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the three months ended September 30, 2014 and 2013 was 19.5% and 10.8%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 60% and 76% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended September 30, 2014 and 2013, respectively. Income before income taxes includes amounts that are passed through to unit holders of Holdings and noncontrolling interest and is not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.

Nine months ended September 30, 2014, Compared to Nine months ended September 30, 2013

	For the Nine Months Ended September 30,		For the Period-to-Period
	2014	2013	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$622.7	$488.2	$134.5	28%
Operating Expenses
Total compensation and benefits	314.1	744.9	$(430.8)	(58)%
Other operating expenses	79.6	62.9	$16.7	27%
Total operating expenses	393.7	807.8	$(414.1)	(51)%
Total operating income	229.0	(319.6)	$548.6	172%
Non-operating income (loss)
Interest expense	(8.7)	(9.0)	$0.3	3%
Other non-operating income	(5.9)	49.4	$(55.3)	(112)%
Total non-operating income (loss)	(14.6)	40.4	$(55.0)	(136)%
Income before income taxes	214.4	(279.2)	$493.6	177%
Provision for income taxes	35.2	17.1	$18.1	106%
Net income before noncontrolling interests	179.2	(296.3)	475.5	160%
Less: Noncontrolling interests - Artisan Partners Holdings	132.9	(320.1)	453.0	142%
Less: Noncontrolling interests - Launch Equity	(2.0)	9.1	(11.1)	(122)%
Net income attributable to Artisan Partners Asset Management Inc.	$48.3	$14.7	$33.6	229%

Per Share Data
Net income available to Class A common stock per basic share	$(1.02)	$0.97
Net income available to Class A common stock per diluted share	$(1.02)	$0.90
Weighted average basic shares of Class A common stock outstanding	26,177,724	12,728,949
Weighted average diluted shares of Class A common stock outstanding	26,177,724	15,294,412
Revenues
The increase in revenues of $134.5 million, or 28%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was driven primarily by a $22.5 billion, or 26%, increase in our average AUM.
Our weighted average investment management fee was 77 basis points for the nine months ended September 30, 2014, compared to 76 basis points for the nine months ended September 30, 2013. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 55 basis points for the nine months ended September 30, 2014 and 2013. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 93 basis points for the nine months ended September 30, 2014, compared to 94 basis points for the nine months ended September 30, 2013.
For the nine months ended September 30, 2014 and 2013, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $188.5 million and $157.7 million of our revenues, respectively. For the nine months ended September 30, 2014 and 2013, fees from Artisan Funds represented $423.6 million and $324.5 million of our revenues, respectively, and fees from Artisan Global Funds represented $10.6 million and $6.0 million of our revenues, respectively.
Operating Expenses
The decrease in total operating expenses of $414.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to a decrease in share-based and other pre-offering related compensation expenses that were incurred mainly as a result of the IPO Reorganization.

Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$246.5	$218.0	28.5	13%
Restricted share compensation expense	15.4	3.4	12.0	353%
Total salaries, incentive compensation and benefits	261.9	221.4	40.5	18%
Change in value of Class B liability awards	—	41.9	(41.9)	(100)%
Class B award modification expense	—	287.3	(287.3)	(100)%
Amortization expense on pre-offering Class B awards	52.2	51.3	0.9	2%
Pre-offering related compensation - share-based awards	52.2	380.5	(328.3)	(86)%
Pre-offering related cash incentive compensation	—	56.8	(56.8)	(100)%
Pre-offering related bonus make-whole compensation	—	20.5	(20.5)	(100)%
Distributions on Class B liability awards	—	65.7	(65.7)	(100)%
Pre-offering related compensation - other	—	143.0	(143.0)	(100)%
Total compensation and benefits	$314.1	$744.9	$(430.8)	(58)%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by incentive compensation expense for our investment and marketing professionals. The portion of incentive compensation directly linked to our revenues increased by $36.0 million as a result of higher investment management fee revenue during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Partially offsetting the increase was a $6.3 million decrease in severance expense and an $8.6 million decrease in incentive compensation expense related to a special incentive compensation plan for certain portfolio managers that ended on December 31, 2013.
Compensation expense recognized related to restricted shares was $15.4 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is a result of the annual equity grants made in the third quarter of 2013 and 2014.
The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by an increase in the number of employees between 2013 and 2014. Total salaries, incentive compensation and benefits as a percentage of revenues was 42% and 45% of our revenues for the nine months ended September 30, 2014 and 2013, respectively.
Pre-offering related share-based compensation expense decreased $328.3 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Prior to the IPO Reorganization, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of the awards. From January 1, 2013, through the date of the IPO Reorganization, we incurred a $41.9 million compensation charge to record the liability awards at fair value. Immediately after the amendment of the grant agreements, we incurred a $287.3 million compensation charge as a result of the award modification. Compensation expense for these awards after the IPO Reorganization represents the amortization of the fair value of unvested awards at the date of the IPO Reorganization over the remaining vesting term.
Pre-offering related other compensation decreased $143.0 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2013 we recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee-partners, and $20.5 million in compensation expense representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Artisan Partners Holdings’ pre-IPO non-employee partners which was instead allocated and distributed to certain of our employee-partners.

Other operating expenses
Other operating expenses increased $16.7 million, or 27% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was a result of a $9.2 million increase in distribution and marketing expenses related to higher average AUM and revenues and a $5.4 million increase in communication and technology expenses as a result of an increase in the number of employees and consulting expense related to firm initiatives.
Non-Operating Income (Loss)
The decrease in non-operating income of $55.0 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $40.3 million gain on the valuation of contingent value rights during the nine months ended September 30, 2013. The gain on the CVR was the result of an increase in our stock price from the $30.00 per share IPO price utilized in determining the initial fair value of the CVR liability to the closing price of $52.36 per share on September 30, 2013. As a derivative liability, all changes in the fair value of this liability were recorded to current earnings. The CVRs were terminated on November 6, 2013.
Non-operating income (loss) for the nine months ended September 30, 2014 includes $4.2 million of expense related to the change in estimate of the payment obligation under the tax receivable agreements. The effect of changes in our estimate of amounts payable under the tax receivable agreements, including the effect of changes in enacted tax rates and in applicable tax laws, is included in net income.
Gains of Launch Equity decreased $11.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and offset by, net income (loss) attributable to noncontrolling interests - Launch Equity.
Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the nine months ended September 30, 2014 was 16.4% compared to 11.0% for the period from March 12, 2013 through September 30, 2013. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 60% and 76% of Holdings’ earnings were not subject to corporate-level taxes for the nine months ended September 30, 2014 and 2013, respectively. Income before income taxes includes amounts that are passed through to unit holders of Holdings and noncontrolling interest and is not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the nine months ended September 30, 2014, is a discrete tax benefit of $4.1 million related to the change in estimate of the payment obligation under the tax receivable agreements discussed in the notes to the unaudited financial statements. This discrete tax benefit includes the impact of the change in our estimated adjusted effective tax rate from 36.2% to 36.5% during the three months ended September 30, 2014.
Prior to our IPO and IPO Reorganization in March 2013, none of Holdings’ earnings were subject to U.S. corporate-level taxes.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation and net gain (loss) on the tax receivable agreements (as described below,) (2) offering related proxy expense (as described below) and (3) the net gain (loss) on the valuation of contingent value rights, and remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to us. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation and net gain (loss) on the tax receivable agreements, as defined below, (2) offering related proxy expense, as defined below, (3) net gain (loss) on the valuation of contingent value rights, and reflects income taxes as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of the Company’s convertible preferred stock had been exchanged for or converted into Class A common stock of the Company on a one-for-one basis. Assuming the full exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to the Company, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 36.5% and 35.8% for the 2014 and 2013 periods presented, respectively. The year to date impact of the change in the 2014 estimated tax rate during the September 2014 quarter from 36.2% to 36.5% is reflected in adjusted net income for the three months ended September 30, 2014 (which results in an estimated non-GAAP effective tax rate of 37% for the quarter).

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

•
Adjusted EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income (loss) attributable to non-controlling interests, offering related proxy expense, pre-offering related compensation, net gain (loss) on the tax receivable agreements, and the net gain (loss) on the valuation of contingent value rights.

•
For the three months ended September 30 2014, and 2013, and the nine months ended September 30, 2014, pre-offering related compensation includes the amortization of unvested Class B common units of Artisan Partners Holdings that were granted before our initial public offering, which closed on March 12, 2013. For the three and nine months ended September 30, 2014, the net gain (loss) on tax receivable agreements represents income or expense associated with the valuation of amounts payable under the tax receivable agreements entered into in connection with our initial public offering and related reorganization. For the nine months ended September 30, 2013, pre-offering related compensation includes (1) expense resulting from cash incentive compensation payments triggered by the IPO and expense associated with the reallocation of post-IPO profits from certain pre-IPO partners to employee-partners, (2) one-time expense, resulting from the modification of the Class B common unit awards at the time of the IPO, based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO and the value based on the offering price per share of Class A common stock in the IPO, (3) the amortization of unvested Class B common units of Artisan Partners Holdings that were granted prior to the IPO, (4) distributions to the Class B partners of Artisan Partners Holdings, (5) redemptions of Class B common units and (6) changes in the value of Class B liability awards during the period.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$20.4	$6.0	$48.3	$14.7
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	43.2	44.6	132.9	(320.1)
Add back: Provision for income taxes	15.4	6.8	35.2	17.1
Add back: Pre-offering related compensation - share-based awards	12.4	23.4	52.2	380.5
Add back: Pre-offering related compensation - other	—	—	—	143.0
Add back: Offering related proxy expense	—	0.3	0.1	0.3
Add back: Net (gain) loss on the tax receivable agreements	(0.3)	—	4.2	—
Less: Net gain on the valuation of contingent value rights	—	6.9	—	40.3
Less: Adjusted provision for income taxes	33.7	26.6	99.5	69.9
Adjusted net income (Non-GAAP)	$57.4	$47.6	$173.4	$125.3

Average shares outstanding
Class A common shares	30.4	12.7	26.2	12.7
Assumed vesting, conversion or exchange of:
Class A unvested restricted shares	2.6	1.3	1.9	0.6
Convertible preferred shares outstanding	—	2.6	0.5	2.6
Artisan Partners Holdings units outstanding (noncontrolling interest)	39.7	54.6	43.3	54.7
Adjusted shares	72.7	71.2	71.9	70.6

Adjusted net income per adjusted share (Non-GAAP)	$0.79	$0.67	$2.41	$1.77

Operating income (loss) (GAAP)	$81.0	$53.4	$229.0	$(319.6)
Add back: Pre-offering related compensation - share-based awards	12.4	23.4	52.2	380.5
Add back: Pre-offering related compensation - other	—	—	—	143.0
Add back: Offering related proxy expense	—	0.3	0.1	0.3
Adjusted operating income (Non-GAAP)	$93.4	$77.1	$281.3	$204.2

Adjusted operating margin (Non-GAAP)	44.0%	43.3%	45.2%	41.8%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$20.4	$6.0	$48.3	$14.7
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	43.2	44.6	132.9	(320.1)
Add back: Pre-offering related compensation - share-based awards	12.4	23.4	52.2	380.5
Add back: Pre-offering related compensation - other	—	—	—	143.0
Add back: Offering related proxy expense	—	0.3	0.1	0.3
Add back: Net (gain) loss on the tax receivable agreements	(0.3)	—	4.2	—
Less: Net gain on the valuation of contingent value rights	—	6.9	—	40.3
Add back: Interest expense	2.9	2.9	8.7	9.0
Add back: Provision for income taxes	15.4	6.8	35.2	17.1
Add back: Depreciation and amortization	0.9	0.8	2.3	2.3
Adjusted EBITDA (Non-GAAP)	$94.9	$77.9	$283.9	$206.5

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of September 30, 2014 and December 31, 2013. The data presented excludes Launch Equity’s cash and cash equivalents and accounts receivable as these assets are not sources of liquidity for us.

	September 30, 2014	December 31, 2013
	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$228.0	$211.8
Accounts receivable	$67.5	$64.1
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. We also maintain a $100.0 million revolving credit facility, which was unused as of and for the nine months ended September 30, 2014.
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
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2014.
Distributions and Dividends
In connection with the IPO, we made a cash incentive compensation payment of approximately $56.8 million to certain of our portfolio managers and distributed to our pre-IPO partners all of our retained profits as of the date of the closing of the IPO. During the three and nine months ended September 30, 2014, Artisan Partners Holdings distributed $81.6 million and $329.7 million, respectively, to holders of its partnership units, including APAM. During the nine months ended September 30, 2014, APAM paid dividends of $3.28 per share of Class A common stock and $3.81 per share of convertible preferred stock.
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

On October 15, 2014, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $27.2 million payable by Artisan Partners Holdings on November 20, 2014 to holders of its partnership units, including us, of record on November 14, 2014. In addition, our board of directors declared a quarterly dividend of $0.55 per share of Class A common stock, to be paid on November 28, 2014, to shareholders of record as of the close of business on November 14, 2014.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.
Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $486.5 million liability as of September 30, 2014. The $486.5 million liability represents 85% of the tax benefits we expect to realize from the merger of an entity into us as part of the IPO Reorganization, our purchase of Class A units in connection with the IPO, our purchase of preferred units in November 2013, our purchase of common and preferred units in March 2014, and exchanges of Holdings common and preferred units for APAM Class A common stock. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.

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
The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by the holders of Holdings units, the price of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2014, payments of $4.6 million were made in accordance with the TRA agreements.
Cash Flows

	For the Nine Months Ended September 30,
	2014	2013
	(unaudited; in millions)
Cash as of January 1	$211.8	$141.2
Net cash provided by operating activities	326.1	117.8
Net cash used in investing activities	(11.4)	(7.0)
Net cash provided by (used in) financing activities	(298.5)	23.9
Cash as of September 30	$228.0	$275.9
Operating activities provided net cash of $326.1 million and $117.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily driven by IPO Reorganization payments made in 2013, and higher operating income in 2014. In the March quarter of 2013, we paid $56.8 million of IPO-related cash incentive compensation payments and $65.7 million in Class B distributions. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, our operating income, excluding share-based and pre-offering related compensation expenses, increased $89.2 million.
Transactions associated with Launch Equity used operating cash of $3.0 million and $3.2 million during the nine months ended September 30, 2014, and 2013, respectively. Nearly all of Launch Equity’s cash flows are attributable to non-controlling interests.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $11.4 million and $7.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash used in investing activities was primarily due to the acquisition of property and equipment and leasehold improvements of $7.9 million during the nine months ended September 30, 2014, compared to $2.0 million of such acquisitions during the nine months ended September 30, 2013. The increase was partially offset by a $1.1 million decrease in the purchase of investment securities, net of proceeds from the sale of investment securities.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO and follow-on offerings, and payments to purchase APAM convertible preferred stock and Holdings partnership units. Financing activities used net cash of $298.5 million and provided net cash of $23.9 million for the nine months ended September 30, 2014 and 2013, respectively. This decrease in net cash provided by financing activities was primarily the result of net proceeds of $353.4 million provided by the IPO in March 2013. The cash provided by the IPO in 2013 was offset by $160.1 million profits distributions to our non-employee partners, a $90.0 million payment of principal outstanding under our revolving credit arrangement, and payments of $76.3 million for the purchase of Class A common units in connection with the IPO.
For the nine months ended September 30, 2014, net cash used in financing activities was primarily driven by $213.6 million of Holdings’ profits distributions to non-controlling interests, $81.0 million of dividends paid to APAM shareholders, and $4.6 million of payments made in accordance with the TRA agreements. All of the proceeds provided by the 2014 Follow-on Offering were used to purchase shares of our convertible preferred stock and subsidiary equity, as described under “Factors Impacting our Results of Operations.”
Launch Equity’s limited partners contributed $3.0 million and $3.2 million of additional capital to Launch Equity during the nine months ended September 30, 2014 and 2013, respectively. Nearly all of Launch Equity’s capital is attributable to non-controlling interests.

Certain Contractual Obligations
As of September 30, 2014, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $160.7 million at December 31, 2013, to $486.5 million at September 30, 2014. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or convertible preferred stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We paid approximately $4.6 million related to the TRAs in 2014. We expect the estimated payments to be funded by realized tax benefits.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2014.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2013.
New or Revised Accounting Standards
See Part I, Item 1, Unaudited Consolidated Financial Statements - Note 2, “Summary of Significant Accounting Policies.”

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 9, “Stockholders' Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner’s shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three and nine months ended September 30, 2014, 93,143 shares of Class B common stock were canceled, and 93,143 shares of Class C common stock were issued, as a result of the termination of employment of employee-partners.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on July 14, 2014 (File No. 001-35826))

10.2
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2014 and 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: November 3, 2014
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)