Form 10-K
period 2014-12-31
Artisan Partners Asset Management Inc.
filed 2015-02-25
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,760,665,828 based on the closing price of $56.68 for one share of Class A common stock, as reported on the New York Stock Exchange on that date. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 24, 2015 were 34,776,571, 21,171,551 and 17,510,120, respectively.

Except where the context requires otherwise, in this report:

•	“Artisan Funds” refers to Artisan Partners Funds, Inc., a family of Securities and Exchange Commission registered mutual funds.

•
“Artisan Global Funds” refers to Artisan Partners Global Funds PLC, a family of Ireland-domiciled funds organized pursuant to the European Union’s Undertaking for Collective Investment in Transferable Securities (“UCITS”).

•
“client” and “clients” refer to investors who access our investment management services by investing in mutual funds, including the funds of Artisan Funds or Artisan Global Funds, or by engaging us to manage a separate account in one or more of our investment strategies (such accounts include collective investment trusts and other pooled investment vehicles for which we are investment adviser, each of which we manage on a separate account basis).

•
“Company”, “Artisan”, “we”, “us” or “our” refer to Artisan Partners Asset Management Inc. (“APAM”) and, unless the context otherwise requires, its direct and indirect subsidiaries, including Artisan Partners Holdings LP (“Artisan

i

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

•	“IPO” means the initial public offering of 12,712,279 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on March 12, 2013.

•
“IPO Reorganization” means the series of transactions Artisan Partners Asset Management Inc. and Artisan Partners Holdings completed on March 12, 2013, immediately prior to the IPO, in order to reorganize their capital structures in preparation for the IPO.

•	“2013 Follow-On Offering” means the public offering of 5,520,000 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on November 6, 2013.

•	“2014 Follow-On Offering” means the public offering of 9,284,337 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on March 12, 2014.
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

Performance and Assets Under Management Information Used in this Report
We manage investments primarily through mutual funds and separate accounts. We serve as investment adviser to Artisan Funds and as investment manager and promoter of Artisan Global Funds. We refer to funds and other accounts that are managed by us with a broadly common investment objective and substantially in accordance with a single model account as being part of the same “strategy”. We measure the results both of our individual funds and of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy, except those accounts with respect to which we believe client-imposed socially-based restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts are maintained in separate composites, which are not presented in this report). The performance of accounts with socially-based investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with the socially-based restrictions and the weightings in the portfolio of other securities are correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Our assets under management in social restriction accounts and non-U.S. dollar accounts represented approximately 2% and 6%, respectively, of our assets under management as of December 31, 2014. Results for any investment strategy described herein, and for different investment products within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings.

ii

The returns for any strategy may be positive or negative, and past performance does not guarantee future results. In this report, we refer to the date on which we began tracking the performance of an investment strategy as that strategy’s “inception date”.
In this report, we present the average annual returns of our composites on a “gross” basis, which represent average annual returns before payment of fees payable to us by any portfolio in the composite and are net of commissions and transaction costs. We also present the average annual returns of certain market indices or “benchmarks” for the comparable period. Indices that are used for these performance comparisons are broad-based market indices that we believe are appropriate comparisons of our investment performance over a full market cycle. The indices are unmanaged and have differing volatility, credit and other characteristics. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any MSCI, Russell or BofA Merrill Lynch index referred to in this report. At times, this can cause material differences in relative performance. It is not possible to invest directly in any of the indices. The returns of these indices, as presented in this report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends.

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

The BofA Merrill Lynch US High Yield Master II Index is licensed from BofA Merrill Lynch, which is the source of the performance statistics of this index.
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
Throughout this report, we present historical information about our assets under management, including information about changes in our assets under management due to gross client cash inflows and outflows, market appreciation and depreciation and transfers between investment vehicles (i.e., Artisan Funds and separate accounts). Gross client cash inflows and outflows represent client fundings, terminations and client initiated contributions and withdrawals (which could be in cash or in securities). Market appreciation (depreciation) represents realized gains and losses, the change in unrealized gains and losses, net income and certain miscellaneous items, immaterial in the aggregate, which may include payment of Artisan’s management fees or payment of custody expenses to the extent a client causes these fees to be paid from the account we manage. The effect of translating into U.S. dollars the value of portfolio securities denominated in currencies other than the U.S. dollar is included in market appreciation (depreciation).We also present information about our average assets under management for certain periods. We use our information management systems to track our assets under management, the components of market appreciation and depreciation, and client inflows and outflows, and we believe the information set forth in this report regarding our assets under management, market appreciation and depreciation, and client inflows and outflows is accurate in all material respects. We also present information regarding the amount of our assets under management and client inflows and outflows sourced through particular investment vehicles and distribution channels. The allocation of assets under management and client flows sourced through particular distribution channels involves estimates because precise information on the sourcing of assets invested in Artisan Funds or Artisan Global Funds through intermediaries is not available on a complete or timely basis and involves the exercise of judgment because the same assets, in some cases, might fairly be said to have been sourced from more than one distribution channel. We have presented the information on our assets under management and client inflows and outflows sourced by distribution channel in the way in which we prepare and use that information in the management of our business. Data on our assets under management sourced by distribution channel and client inflows and outflows are not subject to our internal controls over financial reporting.
None of the information in this report constitutes either an offer or a solicitation to buy or sell any fund securities, nor is any such information a recommendation for any fund security or investment service.

iii

PART I
Item 1. Business
Overview
Founded in 1994, we are an investment management firm that provides a broad range of U.S., non-U.S. and global investment strategies. Since our founding, we have pursued a business model that is designed to maximize our ability to produce attractive investment results for our clients, and we believe this model has contributed to our success in doing so. We focus on attracting, retaining and developing talented investment professionals by creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, and a high degree of investment autonomy. As of December 31, 2014, we offered to clients 14 actively-managed investment strategies, managed by six distinct investment teams. Each team is led by one or more experienced portfolio managers with a track record of strong investment performance and is devoted to identifying long-term investment opportunities. We believe this autonomous structure promotes independent analysis and accountability among our investment professionals, which we believe promotes superior investment results.
The following table sets forth our revenues and our ending and average assets under management for the periods noted:

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Total revenues	$829	$686	$506
Ending assets under management	$107,915	$105,477	$74,334
Average assets under management	$107,865	$89,545	$66,174
Each of our 14 investment strategies is designed to have a clearly articulated, consistent and replicable investment process that is well-understood by clients and managed to achieve long-term performance. Throughout our history, we have expanded our investment management capabilities in a disciplined manner that we believe is consistent with our overall philosophy of offering high value-added investment strategies in growing asset classes. We have expanded the range of strategies that we offer by launching new strategies managed by our existing investment teams as those teams have developed investment capacity, such as our Global Small-Cap Growth strategy, which we launched in June 2013, as well as by launching new strategies managed by new investment teams recruited to join Artisan. During 2014, we established our sixth autonomous investment team, the Artisan Credit Team, which manages the Artisan High Income strategy, our first fixed income strategy. We are currently establishing our seventh autonomous investment team, which will manage a developing world strategy that we expect to launch in mid-2015.
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
We offer our investment management capabilities primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have longer-term investment horizons, by means of separate accounts and mutual funds. As of December 31, 2014, separate accounts represented $47.7 billion, or 44%, of our assets under management.
We serve as the investment adviser to Artisan Partners Funds, Inc., an SEC-registered family of mutual funds that offers shares in multiple classes designed to meet the needs of a range of institutional and other investors, and as investment manager and promoter of Artisan Partners Global Funds PLC, a family of Ireland-based UCITS funds that began operations in 2011 and offers shares to non-U.S. investors. Artisan Funds and Artisan Global Funds comprised $60.2 billion, or 56%, of our assets under management as of December 31, 2014.

We access traditional institutional clients primarily through relationships with investment consultants. We access other institutional-like investors primarily through consultants, alliances with major defined contribution/401(k) platforms and relationships with financial advisors and broker-dealers. We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average assets under management. These fees are derived from investment advisory and sub-advisory agreements that are terminable by clients upon short notice or no notice.
As of December 31, 2014, we had approximately 345 employees. Our employees, including our investment professionals and senior management, to whom we have granted equity collectively owned approximately 33% of the economic interests in our company, based on Class B common stock and unvested restricted shares held by employees as of December 31, 2014.
Investment Teams
We provide clients with 13 long-only, equity investment strategies spanning market capitalization segments and investing styles in both U.S. and non-U.S. markets. We also offer one fixed income strategy, the Artisan High Income strategy. Each strategy is managed by one of the investment teams described below. Each team operates autonomously to identify investment opportunities in order to generate strong, long-term investment performance. We are currently establishing our seventh autonomous investment team, which will manage a developing world strategy that we expect to launch in mid-2015.
The table below sets forth the total assets under management for each of our investment teams and strategies as of December 31, 2014, the inception date for each investment composite, the value-added by each strategy since inception date, and the Overall Morningstar Rating™ for the series of Artisan Funds managed in that strategy.

Investment Team and Strategy	AUM as of December 31, 2014	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2014	Fund Rating(2) as of December 31, 2014
	(in millions)
Global Equity Team
Non-U.S. Growth Strategy	$29,392	January 1, 1996	665	««««
Non-U.S. Small-Cap Growth Strategy	1,247	January 1, 2002	459	«««
Global Equity Strategy	680	April 1, 2010	577	«««««
Global Small-Cap Growth Strategy	133	July 1, 2013	(766)	Not yet rated

U.S. Value Team
U.S. Mid-Cap Value Strategy	13,740	April 1, 1999	481	«««
U.S. Small-Cap Value Strategy	2,414	June 1, 1997	383	««
Value Equity Strategy	1,958	July 1, 2005	(24)	««

Growth Team
U.S. Mid-Cap Growth Strategy	16,634	April 1, 1997	558	««««
U.S. Small-Cap Growth Strategy	2,744	April 1, 1995	88	«««
Global Opportunities Strategy	5,121	February 1, 2007	575	«««««

Global Value Team
Non-U.S. Value Strategy	16,872	July 1, 2002	731	«««««
Global Value Strategy	15,609	July 1, 2007	622	«««««

Emerging Markets Team
Emerging Markets Strategy	806	July 1, 2006	(82)	«

Credit Team
High Income Strategy (3)	565	April 1, 2014	300	Not yet rated

Total AUM as of December 31, 2014	$107,915

(1) Value-added since inception date is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the market index most commonly used by our clients to compare the performance of the relevant strategy since its inception date. The broad-based market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy-MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy-MSCI EAFE® Small Cap Index; Global Equity strategy-MSCI ACWI® Index; Global Small-Cap Growth strategy-MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy-Russell 2000® Index; U.S. Mid-Cap Value strategy-Russell Midcap® Index; Value Equity strategy-Russell 1000® Index; U.S. Mid-Cap Growth strategy-Russell Midcap® Index; Global Opportunities strategy-MSCI ACWI® Index; U.S. Small-Cap Growth strategy-Russell 2000® Index; Non-U.S. Value strategy-MSCI EAFE® Index; Global Value strategy-MSCI ACWI® Index; Emerging Markets strategy-MSCI Emerging Markets IndexSM; High Income Strategy—Bank of America Merrill Lynch U.S. High Yield Master II Index. Unlike the BofA Merrill Lynch High Yield Master ll Index, the Artisan High Income strategy may hold loans and other security types. At times, this can cause material differences in relative performance.

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

(3) High Income strategy’s composite inception date is April 1, 2014 for the purposes of calculating strategy performance. The strategy began investment operations on March 19, 2014.

Global Equity Team
Our Global Equity team, which was formed in 1996 and is based in San Francisco and New York, manages four investment strategies: Non-U.S. Growth, Non-U.S. Small-Cap Growth, Global Equity and Global Small-Cap Growth. Mark L. Yockey is the founder of our Global Equity team and has been portfolio manager of each of the team’s strategies since their inception. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy and portfolio co-managers (with Mr. Yockey) of the Global Equity strategy. Mr. Hamker also serves as portfolio manager of the Non-U.S. Small-Cap Growth and Global Small-Cap Growth strategies with Mr. Yockey. The Non-U.S. Small-Cap Growth strategy is closed to most new investors and client relationships.
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

	As of December 31, 2014
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	0.78%	17.47%	10.17%	8.39%	11.36%
MSCI EAFE® Index	(4.90)%	11.05%	5.33%	4.43%	4.70%

Non-U.S. Small-Cap Growth (January 1, 2002)
Average Annual Gross Returns	(10.22)%	17.10%	9.81%	10.78%	14.69%
MSCI EAFE® Small Cap Index	(4.95)%	13.82%	8.63%	6.04%	10.10%

Global Equity (April 1, 2010)
Average Annual Gross Returns	4.69%	21.34%	—	—	14.73%
MSCI ACWI® Index	4.16%	14.09%	—	—	8.95%

Global Small-Cap Growth (July, 1, 2013)
Average Annual Gross Returns	(8.01)%	—	—	—	5.48%
MSCI ACWI® Small Cap Index	1.78%	—	—	—	13.14%

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
The U.S. Value team’s strategies employ a fundamental investment process used to construct diversified portfolios of companies that the team believes are undervalued, are in solid financial condition and have attractive business economics. The team believes companies with these characteristics are less likely to experience eroding values over the long term compared to companies without such characteristics.

The team values a business using what it believes are reasonable expectations for the long-term earnings power and capitalization rates of that business. This results in a range of values for the company that the team believes would be reasonable. The team generally will purchase a security if the stock price falls below or toward the lower end of that range.
The team prefers companies with an acceptable level of debt and positive cash flow. At a minimum, the team seeks to avoid companies that have so much debt that management may be unable to make decisions that would be in the best interest of the companies’ shareholders. The team also favors cash-producing businesses that it believes are capable of earning acceptable returns on capital over the company’s business cycle.

	As of December 31, 2014
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
U.S. Small-Cap Value (June 1, 1997)
Average Annual Gross Returns	(6.41)%	9.04%	8.66%	7.87%	11.99%
Russell 2000® Index	4.89%	19.19%	15.54%	7.76%	8.17%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	2.70%	16.74%	14.67%	11.03%	14.46%
Russell Midcap® Index	13.22%	21.38%	17.18%	9.56%	9.64%

Value Equity (July 1, 2005)
Average Annual Gross Returns	5.90%	15.46%	13.09%	—	8.13%
Russell 1000® Index	13.24%	20.6%	15.63%	—	8.38%

Growth Team
Our Growth team, which was formed in 1997 and is based in Milwaukee, Wisconsin, manages three investment strategies: U.S. Mid-Cap Growth, Global Opportunities and U.S. Small-Cap Growth. James D. Hamel, Matthew H. Kamm and Craigh A. Cepukenas are the portfolio co-managers of all three strategies, and Jason L. White is associate portfolio manager of all three strategies. Mr. Kamm is the lead portfolio manager of the U.S. Mid-Cap Growth strategy; Mr. Hamel is the lead portfolio manager of the Global Opportunities strategy; and Mr. Cepukenas is the lead portfolio manager of the U.S. Small-Cap Growth strategy. In 2014, Andrew C. Stephens, the founder of the Growth team, relinquished portfolio manager responsibilities, but he remains a member of the team as a Managing Director of Artisan Partners. The U.S. Mid-Cap Growth and U.S. Small-Cap Growth strategies are currently closed to most new investors and client relationships.
The Growth team’s strategies employ a fundamental investment process used to construct diversified portfolios of growth companies. The investment process focuses on two distinct areas-security selection and capital allocation. The team’s investment process begins by identifying companies that have franchise characteristics (e.g. low cost production capability, possession of a proprietary asset, dominant market share or a defensible brand name), are benefiting from an accelerating profit cycle and are trading at a discount to the team’s estimate of private market value. The team looks for companies that are well positioned for long-term growth, which is driven by demand for their products and services at an early enough stage in their profit cycle to benefit from the increased cash flows produced by the emerging profit cycle.
Based on the investment team’s fundamental analysis of a company’s profit cycle, the investment team classifies each portfolio holding in one of three stages. GardenSM investments generally are smaller positions in the early part of their profit cycle that may warrant a larger allocation once their profit cycle accelerates. CropSM investments are positions that are being increased to or maintained at a full weight because they are moving through the strongest part of their profit cycle. HarvestSM investments are positions that are being reduced as they near the investment team’s estimate of full valuation or their profit cycle begins to decelerate. The team overlays the security selection and capital allocation elements of its investment process with a desire to invest opportunistically across the entire global economy. The team seeks broad knowledge of the global economy in order to position it to find growth wherever it occurs.

	As of December 31, 2014
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	6.95%	21.59%	18.89%	11.83%	16.28%
Russell Midcap® Index	13.22%	21.38%	17.18%	9.56%	10.70%

Global Opportunities (February 1, 2007)
Average Annual Gross Returns	3.75%	19.65%	16.12%	—	9.46%
MSCI ACWI® Index	4.16%	14.09%	9.16%	—	3.71%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	0.36%	20.10%	17.99%	8.88%	10.38%
Russell 2000® Index	4.89%	19.19%	15.54%	7.76%	9.50%

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
The Global Value team’s strategies employ a fundamental investment process used to construct diversified portfolios of companies. The team seeks to invest in what it considers to be high quality, undervalued companies with strong balance sheets and shareholder-oriented management teams.

Determining the intrinsic value of a business is the heart of the team's research process. The team believes that intrinsic value represents the amount that a buyer would pay to own a company’s future cash flows. The team seeks to invest at a significant discount to its estimate of the intrinsic value of a business. The team also seeks to invest in companies with histories of generating strong free cash flow, improving returns on capital and strong competitive positions in their industries. The team believes that investing in companies with strong balance sheets helps to reduce the potential for capital risk and provides company management the ability to build value when attractive opportunities are available. The team’s research process also attempts to identify management teams with a history of building value for shareholders.

The team ranks companies that make it through this analytical process according to the degree of the discount of the current market price of the stock to the team’s estimate of the company’s intrinsic value. The team manages its strategies by generally taking larger positions in companies where the discount is greatest and smaller positions in companies with narrower discounts (subject to adjustments for investment-related concerns, including, diversification, risk management and liquidity).

	As of December 31, 2014
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Value (July 1, 2002)
Average Annual Gross Returns	1.10%	18.29%	13.32%	10.45%	13.80%
MSCI EAFE® Index	(4.90)%	11.05%	5.33%	4.43%	6.49%

Global Value (July 1, 2007)
Average Annual Gross Returns	6.16%	19.64%	15.71%	—%	8.97%
MSCI ACWI® Index	4.16%	14.09%	9.16%	—%	2.75%

Emerging Markets Team
Our Emerging Markets team, which was formed in 2006 and is based in New York, New York, manages a single investment strategy. Maria Negrete-Gruson is the portfolio manager for the Emerging Markets strategy.
The Emerging Markets team employs a fundamental research process to construct a diversified portfolio of emerging market companies. The team seeks to invest in companies that it believes are uniquely positioned to benefit from the growth potential in emerging markets and possess a sustainable global competitive advantage. The team believes that over the long-term a stock’s price is directly related to the company’s ability to deliver sustainable earnings, which the team determines based upon financial and strategic analyses. The team also believes that a disciplined risk framework allows greater focus on fundamental stock selection. The team incorporates its assessment of company-specific and macroeconomic risks into its valuation analysis to develop a risk adjusted target price. The risk-rating assessment includes a review of the currency, inflation, monetary and fiscal policy and political risks to which a company is exposed. Finally, the team believes that investment opportunities develop when businesses with sustainable earnings are undervalued relative to peers and historical industry, country and regional valuations. The team values a business and develops a price target for a company based on its assessment of the business’s sustainable earnings and risk assessment.

	As of December 31, 2014
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Emerging Markets (July 1, 2006)
Average Annual Gross Returns	(2.80)%	3.63%	(0.42)%	—	4.57%
MSCI Emerging Markets IndexSM	(2.19)%	4.04%	1.78%	—	5.40%

Credit Team
Our Credit team, which was formed in 2014 and is based in Kansas City, Kansas, manages a single investment strategy, the Artisan High Income strategy. Bryan L. Krug is the portfolio manager for the High Income strategy.
The Credit team seeks to invest in issuers with high quality business models that have compelling risk-adjusted return characteristics. The team invests primarily in non-investment grade corporate bonds and secured and unsecured loans of U.S. and non-U.S. issuers. The team’s research process has four primary pillars: business quality; financial strength and flexibility; downside analysis; and value identification.

The team analyzes the general health of the industry in which an issuer operates, the issuer’s competitive position, the dynamics of industry participants, and the decision-making history of the issuer’s management. To understand an issuer’s financial health, the team believes it is critical to analyze the history and trend of free cash flow. The team also considers an issuer’s capital structure, refinancing options, financial covenants, amortization schedules and overall financial transparency. The team seeks to manage the risk of loss with what it believes to be conservative financial projections that account for industry position, competitive dynamics and positioning within the capital structure. To determine the value of an investment opportunity the team uses multiple valuation metrics. The team looks for credit improvement potential, relative value within an issuer’s capital structure, catalysts for business improvement and potential value stemming from market or industry dislocations.

The Credit team generally determines the amount of assets invested in each issuer based on conviction, valuation and availability of supply. Based on the team’s analysis it divides the portfolio into three parts. Core investments are generally positions with stable to improving credit profiles and lower loan to value ratios. Spread investments are those where the team has an out-of-consensus view about a company’s credit improvement potential. Opportunistic investments are driven by market dislocations that have created a unique investment opportunity.

The High Income strategy began operations in April of 2014. Its gross return since composite inception is 2.52% compared to (0.48)% for the BofA Merrill Lynch U.S. High Yield Master II Total Return Index over the same period.
Distribution, Investment Products and Client Relationships
The goal of our marketing, distribution and client service efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle (for example, across mutual funds and separate accounts), distribution channel (for example, institutional, intermediary and retail) and geographic region. We focus our distribution and marketing efforts on institutions and on intermediaries that operate with institutional-like, centralized decision-making processes and longer-term investment horizons.

We have designed our distribution strategies and structured our distribution teams to use knowledgeable, seasoned marketing and client service professionals in a way intended to limit the time our investment professionals are required to spend in marketing and client service activities. We believe that minimizing other demands allows our portfolio managers and other investment professionals to focus their energies and attention on the investment decision-making process, which we believe enhances the opportunity to achieve superior investment returns. Our distribution efforts are centrally managed by Dean J. Patenaude, Executive Vice President-Global Distribution, who oversees and coordinates the efforts of our marketing and client service professionals. We are expanding our distribution efforts into non-U.S. markets, with our primary non-U.S. efforts focused currently on the United Kingdom, other member countries of the European Union, Australia and certain Asian countries where we believe there is growing demand for global and non-U.S. investment strategies. In our non-U.S. distribution efforts, we use regional specialists who draw on the knowledge and expertise of our strategy-focused professionals. As of December 31, 2014, 13% our total assets under management was sourced from clients located outside the United States.
Institutional Channel
Our institutional distribution channel includes traditional institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; endowments; hospital and healthcare systems and religious organizations. We offer our investment products to these types of institutional clients directly and by marketing our services to the investment consultants that advise them. As of December 31, 2014, approximately 34% of our assets under management were sourced through investment consultants, and no single consulting firm represented clients (including investors in Artisan Funds) having more than 7% of our assets under management.
Our institutional distribution channel also includes defined contribution/401(k) plans. An investor in the defined contribution/401(k) marketplace may access our services via Artisan Funds shares and separate accounts (including collective investment trusts). Although the vehicles utilized in the defined contribution marketplace continue to evolve, most of our defined contribution/401(k) assets under management are invested in Artisan Funds, shares of which are offered as an investment option on a number of 401(k) platforms. We include defined contribution/401(k) plan assets in our institutional distribution channel because we access these assets through investment consultants who advise defined contribution/401(k) plans and other institutional decision makers. As of December 31, 2014, our largest 401(k) plan provider relationship accounted for approximately 5% of our assets under management.
As of December 31, 2014, 63% of our assets under management were sourced through our institutional channel.
Intermediary Channel
We maintain relationships with a number of major brokerage firms and larger private banks. More broker-dealers have moved to an open architecture model under which they strive to offer “best-in-breed” investment strategies to their clients, as do the larger private banks and trust companies with which we have relationships. In those organizations, the process for identifying which funds to offer has been centralized to a relatively limited number of key decision-makers that exhibit institutional decision-making behavior, which we believe allows us to gain broad exposure to broker-dealer and private bank clients in a manner consistent with our distribution strategy. We also maintain relationships with a number of financial advisory firms that offer our investment products to their clients. These advisors range from relatively small firms to large organizations. We access high net worth individuals and other non-institutional or small institutional investors through these relationships.
As of December 31, 2014, approximately 31% of our assets under management were sourced through our intermediary channel, and our largest intermediary relationship represented approximately 3% of our assets under management.
Retail Channel
We primarily access retail investors indirectly through mutual fund supermarkets through which investors have the ability to purchase and redeem shares without another intermediary. The providers of mutual fund supermarkets typically have recommended lists that are effective in promoting purchases of shares of mutual funds included in the list. Investors can also invest directly in the series of Artisan Funds. Our subsidiary, Artisan Partners Distributors LLC, a registered broker-dealer, distributes shares of Artisan Funds. Publicity and reviews and rankings from Morningstar, Lipper and others are important in building the Artisan brand, which is important in attracting retail investors. As a result, we publicize the ratings and rankings received by the series of Artisan Funds and work to ensure that potential retail investors have appropriate information to evaluate a potential investment in Artisan Funds. We do not generally use direct marketing campaigns as we believe that their cost outweighs their potential benefits. As of December 31, 2014, approximately 6% of our assets under management were sourced from investors we categorize as retail investors.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and mutual funds. As of December 31, 2014, approximately 44% of our assets under management were in separate accounts, and Artisan Funds and Artisan Global Funds accounted for approximately 56% of our total assets under management.

Separate Accounts
We manage separate account assets within most of our investment strategies. As of December 31, 2014, we managed 218 separate accounts spanning 148 client relationships. Our separate account clients include pension and profit sharing plans, trusts, endowments, foundations, charitable organizations, government entities, and private funds, as well as mutual funds, non-U.S. funds and collective trusts we sub-advise. We generally require a minimum account size of $20 million to $50 million, depending on the strategy, to manage a separate account. The separate accounts we manage include all or part of the portfolios of several U.S.-registered mutual funds and non-U.S.-based funds pursuant to sub-advisory agreements with their primary advisers. The institutions with which we enter into sub-advisory relationships include financial services companies supplementing their own product offerings with products externally managed by managers in the investment strategies we provide. The U.S.-registered funds that we sub-advise are generally either multi-manager funds, in which we manage only a portion of the fund’s portfolio, or funds the shares of which are not generally offered broadly to the U.S. investing public. The non-U.S. funds that we sub-advise allow us to offer our strategies in markets to which we do not otherwise have access and may be multi-manager funds or we may be the only portfolio manager. In each case, the portfolio or sub-portfolio we manage is managed in accordance with one of our identified investment strategies. We also offer access to our Non-U.S. Growth, Value Equity, Global Equity and Global Opportunities strategies through collective investment trusts. The fees we charge our separate accounts vary by client, investment strategy and the size of the account and are accrued monthly.
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
We also serve as investment manager and promoter of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds began operations in the first quarter of 2011 and offers shares to non-U.S. investors. Currently we offer a sub-fund of Artisan Global Funds corresponding to each of the Global Opportunities, Global Value, Global Equity, Value Equity and Emerging Markets strategies. As with Artisan Funds, investors in Artisan Global Funds do not pay fees for marketing, advertising and distribution services. Expenses for marketing, advertising and distribution services related to Artisan Global Funds, including payments to broker-dealers and other intermediaries for selling, servicing and administering accounts, are operating expenses that we pay out of the investment management fees we earn, which are based on the average daily net assets of each sub-fund and are generally paid quarterly.
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
For the year ended December 31, 2014, 70% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 68% from our advisory services to Artisan Funds. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of Artisan Funds and the investment portfolios of Artisan Funds and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with these funds may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by each fund’s board after the initial term of one to two years. The 1940 Act also imposes on the investment adviser to a mutual fund a fiduciary duty with respect to the receipt of the adviser’s investment management fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.
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
Artisan Partners Distributors LLC, our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. At December 31, 2014, Artisan Partners Distributors LLC had net capital of $131,778, which was $106,778 in excess of its required net capital of $25,000.
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
Non-U.S. Regulation
In addition to the extensive regulation we are subject to in the United States, one of our subsidiaries, Artisan Partners UK LLP, is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. The Central Bank of Ireland imposes requirements on UCITS funds subject to regulation by it, including Artisan Global Funds, as do the regulators in certain other markets in which shares of Artisan Global Funds are offered for sale, and with which we are required to comply. We are also subject to regulation internationally by the Australian Securities and Investments Commission, where we operate pursuant to orders of exemption, and by various Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. Our business is also subject to the rules and regulations of the countries in which we conduct investment management activities, including the countries in which our investment strategies make investments. We may become subject to additional regulatory demands in the future to the extent we expand our business in existing and new jurisdictions. See “Risk Factors—Risks Related to our Industry—We are subject to extensive regulation” and “Risk Factors—Risks Related to our Industry—The regulatory environment in which we operate is subject to continual change, and regulatory developments designed to increase oversight may adversely affect our business.”

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
Our ability to continue to compete effectively will also depend upon our ability to retain our current investment professionals and employees and to attract highly qualified new investment professionals and employees. We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. For additional information concerning the competitive risks that we face, see “Risks Factors—Risks Related to Our Industry—The investment management industry is intensely competitive.”
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
Employees
As of December 31, 2014, we employed approximately 345 full-time and part-time employees. None of our employees is subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our Structure and Reorganization
Holding Company Structure.
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2014, we owned approximately 47% of Artisan Partners Holdings, and the other 53% was owned by the limited partners of Artisan Partners Holdings.
The historical consolidated financial statements presented and discussed elsewhere in this document are the combined and consolidated results of Artisan Partners Asset Management and Artisan Partners Holdings. Because Artisan Partners Asset Management and Artisan Partners Holdings were under common control at the time of our IPO reorganization in March 2013, Artisan Partners Asset Management’s acquisition of control of Artisan Partners Holdings was accounted for as a transaction among entities under common control. Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner as part of the IPO reorganization discussed below.
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

•
The modification of our capital structure into three classes of common stock and a series of convertible preferred stock. We issued shares of our Class B common stock, Class C common stock and convertible preferred stock to pre-IPO partners of Artisan Partners Holdings. Each share of Class B common stock corresponds to a Class B common unit of Artisan Partners Holdings. Each share of Class C common stock corresponds to either a Class A, Class D or Class E common unit of Artisan Partners Holdings. Subject to certain restrictions, each common unit of Artisan Partners

Holdings (together with the corresponding share of Class B or Class C common stock) is exchangeable for a share of our Class A common stock.

•
A corporation (“H&F Corp”) merged with and into Artisan Partners Asset Management, which we refer to in this document as the H&F Corp Merger. As consideration for the merger, the shareholder of H&F Corp received shares of our convertible preferred stock, contingent value rights, or CVRs, issued by Artisan Partners Asset Management and the right to receive an amount of cash. In November 2013, the CVRs issued by Artisan Partners Asset Management were terminated with no amounts paid or payable thereunder. In June 2014, the shareholder of H&F Corp converted all of its then-remaining shares of convertible preferred stock into shares of Class A common stock and sold those shares. We no longer have any outstanding shares of convertible preferred stock, and Artisan Partners no longer has any outstanding preferred units.

•
The voting and certain other rights of each class of limited partnership units of Artisan Partners Holdings were modified. In addition, Artisan Partners Holdings issued CVRs to the holders of the preferred units. In November 2013, the CVRs issued by Artisan Partners Holdings were terminated with no amounts paid or payable thereunder.

•
We entered into two tax receivable agreements (“TRAs”), one with the pre-H&F Corp Merger shareholder of H&F Corp and the other with each limited partner of Artisan Partners Holdings. Pursuant to the first TRA, we will pay to the counterparty a portion of certain tax benefits we realize as a result of the H&F Corp Merger. Pursuant to the second TRA, we will pay to the counterparties a portion of certain tax benefits we realize as a result of the purchase or exchange of limited partnership units of Artisan Partners Holdings.

The diagram below depicts our organizational structure as of December 31, 2014:

Artisan Employees (1)
Former Artisan Employees
Public and Other Class A Common Shareholders
AIC
Initial Outside Investor
Class B common stock(2) 68% voting rights no economic rights
Class C common stock less than 1% voting rights no economic rights
Class A common stock 21% voting rights 100% economic rights
Class C common stock 5% voting rights no economic rights
Class C common stock 5% voting rights no economic rights
Artisan Partners Asset Management Inc.
Class B common units(3) Limited class voting rights 30% economic rights
Class E common units (3) Limited class voting rights 1% economic rights
Sole General Partner GP units 47% economic rights
Class D common units(3) Limited class voting rights 11% economic rights
Class A common units(3) Limited class voting rights 11% economic rights
Artisan Partners Holdings LP

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (our Chief Executive Officer), Charles J. Daley (our Chief Financial Officer) and Gregory K. Ramirez (our Senior Vice President). The stockholders committee, by vote of a majority of the members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employees owned unvested restricted shares of our Class A common stock representing approximately 8% of our outstanding Class A common stock as of December 31, 2014.

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

Available Information
Our principal executive offices are located at 875 E. Wisconsin Avenue, Suite 800, Milwaukee, Wisconsin 53202. Our telephone number at this address is (414) 390-6100 and our website address is www.artisanpartners.com. We make available free of charge through our website all of the materials we file or furnish with the SEC as soon as reasonably practicable after we electronically file or furnish such materials with the SEC. Information contained on our website is not part of, nor is it incorporated by reference into, this Form 10-K. The company was incorporated in Wisconsin on March 21, 2011 and converted to a Delaware corporation on October 29, 2012.
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
Risks Related to our Business
The loss of key investment professionals or members of our senior management team could have a material adverse effect on our business. In addition, a substantial portion of our total assets under management is in five of our 14 strategies, four of which are closed to most new investors and client relationships.
We depend on the skills and expertise of our portfolio managers and other investment professionals and our success depends on our ability to retain the key members of our investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. Mark L. Yockey is the sole portfolio manager for our largest strategy, the Non-U.S. Growth strategy, which represented $29.4 billion, or 27%, of our assets under management as of December 31, 2014. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy. Our Non-U.S. Value strategy, which represented $16.9 billion, or 16%, of our assets under management as of December 31, 2014, is managed by co-managers N. David Samra (lead manager) and Daniel J. O’Keefe. Mr. O’Keefe (lead manager) and Mr. Samra also co-manage our Global Value strategy, which represented $15.6 billion, or 14%, of our assets under management as of December 31, 2014. James D. Hamel, Matthew A. Kamm and Craigh A. Cepukenas are portfolio co-managers and Jason L. White is associate portfolio manager of our U.S. Mid-Cap Growth strategy, which represented $16.6 billion, or 15%, of our assets under management as of December 31, 2014. On September 30, 2014, Andrew C. Stephens, the founding portfolio manager of our U.S. Growth team, transitioned his decision-making responsibility entirely to the other portfolio managers on the team. Mr. Stephens remains an active member of the team as a Managing Director. The U.S. Mid-Cap Value strategy, of which James C. Kieffer, Scott C. Satterwhite, George O. Sertl and Daniel L. Kane are co-managers, represented $13.7 billion, or 13%, of our assets under management as of December 31, 2014. In September 2013, Mr. Satterwhite provided his three-year advance retirement notice.
Because of the long tenure and stability of our portfolio managers, our clients generally attribute the investment performance we have achieved to these individuals. The departure of a strategy’s portfolio manager, especially for strategies with only one portfolio manager, could cause clients to withdraw funds from the strategy which would reduce our assets under management, investment management fees and our net income, and these reductions could be material if our assets under management in that strategy and the related revenues were material.

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
Any of our investment or management professionals may resign at any time, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to post-employment non-compete obligations, these non-competition provisions may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive non-competition provisions or other restrictive covenants applicable to former investment or management professionals in light of the circumstances surrounding their relationship with us. We do not carry “key man” insurance that would provide us with proceeds in the event of the death or disability of any of the key members of our investment or management teams.
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

Our investment strategies can perform poorly for a number of reasons, including general market conditions, investor sentiment about market and economic conditions, investment styles, investment decisions that we make, the performance of the companies in which our investment strategies invest, and our inability to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis. In addition, while we seek to deliver long-term value to our clients, volatility may lead to under-performance in the near term, which could adversely affect our results of operations.
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
The fees we earn under our investment management agreements are typically based on the market value of our assets under management, and to a much lesser extent based directly on investment performance. Investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice and our clients may reduce the aggregate amount of assets under management with us with minimal or no notice for any reason, including financial market conditions and the absolute or relative investment performance we achieve for our clients. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, a declining market, general economic downturn, political uncertainty or acts of terrorism. In connection with the severe market dislocations of 2008 and 2009, for example, the value of our assets under management declined substantially due primarily to the sizeable decline in stock prices worldwide. In the period from June 30, 2008 through March 31, 2009, our assets under management decreased by approximately 43%, primarily as a result of general market conditions. Since 2009, the growth of our assets under management has benefited from the pro-longed bull market in equity securities around the world. That pro-longed bull market may increase the likelihood of a severe or pro-longed downturn in world-wide equity prices which would directly reduce the value of our assets under management and could also accelerate client redemptions or withdrawals. If any of these factors cause a decline in our assets under management, it would result in lower investment management fees. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
The significant growth we have experienced over the past decade has been and may continue to be difficult to sustain.
Our assets under management increased from $40.4 billion as of December 31, 2004 to $107.9 billion as of December 31, 2014. The absolute measure of our assets under management represents a significant rate of growth that has been and may continue to be difficult to sustain. The continued growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new, value-added investment strategies. Our business growth will also depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years.
In addition, we expect there to be significant demand on our infrastructure and investment teams and we may not be able to manage our growing business effectively or be able to sustain the level of growth we have achieved historically, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
Our efforts to establish and develop new teams and strategies may be unsuccessful and will likely negatively impact our results of operations and could negatively impact our reputation and culture.
We seek to add new investment teams that invest in a way that is consistent with our philosophy of offering high value-added investment strategies and would allow us to grow strategically. We also look to offer new strategies managed by our existing teams. We expect the costs associated with establishing a new team and or strategy initially to exceed the revenues generated, which will likely negatively impact our results of operations. New strategies, whether managed by a new team or by an existing team may invest in instruments (such as certain types of derivatives) or present operational (including legal and regulatory) issues and risks with which we have little or no experience. Our lack of experience could strain our resources and increase the likelihood of an error or failure. The establishment of new teams and/or strategies (in particular, alternative investment teams or strategies) may also cause us to depart from our traditional compensation and economic model, which could reduce our profitability and harm our firm’s culture.

In addition, the historical returns of our existing investment strategies may not be indicative of the investment performance of any new strategy, and the poor performance of any new strategy could negatively impact our reputation and the reputation of our other investment strategies.
We may support the development of new strategies by making one or more seed investments using capital that would otherwise be available for our general corporate purposes. Making such a seed investment would expose us to capital losses.
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
In addition, as we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies or otherwise take action to slow the flow of assets when we believe it is in the best interest of our clients even though our aggregate assets under management and investment management fees may be negatively impacted in the short term. Similarly, we may establish or add new investment teams or strategies or expand operations into other geographic areas or jurisdictions if we believe such actions are in the best interest of our clients, even though our profitability may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our fee schedules and profit margins, which benefits both our clients and stockholders, if clients perceive a change in our investment or operations decisions in favor of a strategy to maximize short term results, they may withdraw funds, which could adversely affect our investment management fees.
Several of our investment strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2014, approximately 45% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 42% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Economic conditions in certain European Union member states have adversely affected investor sentiment, particularly with respect to international investments. Although none of our investment strategies invest in sovereign debt, our investment strategies that invest in securities of non-U.S. companies include investments that are exposed to the risks of European Union member states. The poor performance of those investments would negatively affect the performance of those strategies. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect clients’ interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets, and, as a result, those markets may have limited liquidity and higher price volatility, and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country, and our ability to dispose of an investment may also be adversely affected if we increase the size of our investments in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our Emerging Markets strategy, a number of our other investment strategies are permitted to invest in emerging or less developed markets.
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
Investors in the mutual funds and some other pooled investment vehicles that we advise or sub-advise may redeem their investments in those funds at any time without prior notice and investors in other types of pooled vehicles we sub-advise may typically redeem their investments on fairly limited or no prior notice, thereby reducing our assets under management. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased purchases and increased redemptions of fund shares. For the year ended December 31, 2014, we generated approximately 81% of our revenues from advising mutual funds and other pooled vehicles (including Artisan Funds, Artisan Global Funds, and other entities for which we are adviser or sub-adviser), and the redemption of investments in those funds would adversely affect our revenues and could have a material adverse effect on our earnings.
We depend on third-party distribution sources to market our investment strategies and access our client base.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors in Artisan Funds primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. As of December 31, 2014, our largest relationships with a 401(k) platform, broker-dealer and financial adviser represented approximately 5%, 3% and less than 1%, respectively, of our total assets under management. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest intermediary relationships across multiple distribution channels represented approximately 12% and 10% of our total assets under management as of December 31, 2014.

We compensate most of the intermediaries through which we gain access to investors in Artisan Funds by paying fees, most of which are a percentage of assets invested in Artisan Funds through that intermediary and with respect to which that intermediary provides services. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us all costs attributable to marketing and distribution of shares of Artisan Funds. In the third quarter of 2014, the portion of those fees allocated to us was increased, which increased our expenses.
In the future, our expenses in connection with those intermediary relationships could further increase if the portion of those fees determined to be in connection with marketing and distribution, or otherwise allocated to us, increased. These distribution sources and client bases may not continue to be accessible to us on terms we consider commercially reasonable, or at all. The absence of such access could have a material adverse effect on our results of operations.
We access institutional clients primarily through consultants. Our institutional business is highly dependent upon referrals from consultants. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2014, the investment consultant advising the largest portion of our assets under management represented approximately 6% of our total assets under management. Poor reviews or evaluations of either a particular product, strategy, or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these intermediaries.
Substantially all of our existing assets under management are managed in long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage significant amounts of assets in non-long only or non-equity strategies.
Thirteen of our 14 existing investment strategies invest primarily in long positions in publicly-traded equity securities. Our High Income strategy, which accounted for only $565 million of our $107.9 billion in total assets under management as of December 31, 2014, invests in fixed income securities. Under market conditions in which there is a general decline in the value of equity securities, each of our 13 equity strategies is likely to perform poorly on an absolute basis. Unlike some of our competitors, we do not currently offer strategies that invest in privately-held companies or take short positions in equity securities, which could offset some of the poor performance of our long-only, equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.
Our failure to comply with investment guidelines set by our clients, including the boards of funds, and limitations imposed by applicable law, could result in damage awards against us and a loss of our assets under management, either of which could adversely affect our results of operations or financial condition.
When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in managing their portfolios. The boards of funds we manage generally establish similar guidelines regarding the investment of assets in those funds. In general, we have experienced an increase in client-imposed guidelines. We are also required to invest the U.S. mutual funds’ assets in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Other clients, such as plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or non-U.S. clients, require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in a fund which, depending on the circumstances, could result in our obligation to make clients or fund investors whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
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
Any changes, upgrades or expansions to our operations and/or technology or implementation of new technology systems to replace manual workflows or to accommodate increased volumes or complexity of transactions or otherwise may require significant expenditures and may increase the probability that we will experience operational errors or suffer system degradations and failures. If we are unsuccessful in executing upgrades, expansions or implementations, we may instead have to hire additional employees, which could increase operational risk due to human error. During the quarter ended December 31, 2014, we implemented a new general ledger system and reporting application.
We depend substantially on our Milwaukee, Wisconsin office where a majority of our employees, administration and technology resources are located, for the continued operation of our business. Any significant disruption to that office could have a material adverse effect on us.
In order to establish our first fixed income strategy, the Artisan High Income strategy, which we launched in 2014, we developed, and contracted with third parties for, the operational infrastructure and systems necessary to operate a fixed income strategy, including infrastructure and systems for trading and valuing fixed income securities and other credit instruments. Prior to the launch of the strategy, we had not previously operated a fixed income strategy, and the new strategy primarily invests in securities and other instruments (such as high yield corporate bonds, secured and unsecured loans, revolving credit facilities and loan participations) with which we had no or limited operational experience. In addition, the High Income strategy and other future strategies may include investments in additional instruments (such as credit default swaps and other types of derivative instruments) or present other operational (including legal and regulatory) issues and risks with which we have little or no experience.
We depend on a number of key vendors for various fund administration, accounting, custody and transfer agent roles and other operational needs. The failure of any key vendor to fulfill its obligations could result in financial losses for us or our clients.
A security breach of the communications, information and technology systems critical to our operations could disrupt our business or cause us to lose sensitive and confidential information which could result in reputational and financial harm.
We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on our (and our vendors’) information and cyber security infrastructure, policies, procedures and capabilities to protect those systems and the data that reside on or are transmitted through them. We use our communications, information and technology systems in all aspects of our business. Although we take protective measures, these systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as a hacker attack or an authorized employee or vendor inadvertently causing us to release confidential information. Among other consequences, breach of these systems could result in an extended interruption of our operations or the misappropriation of our or our clients’ assets and materially harm our reputation and financial results and result in regulatory actions, litigation costs and liability under laws that protect confidential personal data. In particular, although we take precautions to password protect and encrypt our mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk.
Employee misconduct, or perceived misconduct, could expose us to significant legal liability and/or reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our clients are of critical importance. Our employees could engage in misconduct (such as fraud or unauthorized trading), or perceived misconduct, that adversely affects our business. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, client relationships and ability to attract new clients. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. In addition, the SEC recently has increased its scrutiny of the use of non-public information obtained from corporate insiders by professional investors. Misconduct or perceived misconduct by our employees, or even unsubstantiated allegations of such conduct, could result in significant legal liability and/or an adverse effect on our reputation and our business.
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
As part of establishing our first fixed income strategy in 2014 we modified a number of policies, procedures and systems in order for us to appropriately identify, monitor and control our exposure to new or increased operational, legal and reputational risks presented by the Artisan High Income strategy and fixed income investing. Those modifications may not prove to be sufficient, which could adversely affect our financial results and subject us to litigation or regulatory actions.
Because our clients invest in our strategies in order to gain exposure to the portfolio securities of the respective strategies, we have not adopted corporate-level risk management policies to manage market, interest rate, or exchange rate risk, nor have we attempted to hedge at the corporate level the market, interest rate and exchange rate risks that would affect the value of our overall assets under management and related revenues. While negative returns in our investment strategies, net client outflows and changes in the value of the U.S. dollar relative to other currencies do not directly reduce the assets on our balance sheet (because the assets we manage are owned by our clients, not us), we expect that any reduction in the value of our assets under management would result in a reduction in our revenues. See “Qualitative and Quantitative Disclosures Regarding Market Risk”.
Our indebtedness may expose us to material risks.
In August 2012, we entered into a $100 million five-year revolving credit agreement and issued $200 million in unsecured notes consisting of $60 million Series A notes maturing in 2017, $50 million Series B notes maturing in 2019, and $90 million Series C notes maturing in 2022. As of December 31, 2014, no amounts were outstanding on the revolving credit facility. Nevertheless, we continue to have substantial indebtedness outstanding in the amount of $200 million in unsecured notes, which exposes us to risks associated with the use of leverage. Our substantial indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, our notes and revolving credit agreement contain financial and operating covenants that may limit our ability to conduct our business. To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because our debt service obligations are fixed, the portion of our cash flow used to service those obligations could be substantial if our revenues have declined, whether because of market declines or for other reasons. The Series A, Series B and Series C notes bear interest at a rate equal to 4.98%, 5.32% and 5.82% per annum, respectively, and each rate is subject to a 100 basis point increase in the event Artisan Partners Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.
Our note purchase agreement and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreement and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. For example, the agreements include financial covenants requiring Artisan Partners Holdings not to exceed specified ratios of indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the agreements), or EBITDA, and interest expense to consolidated EBITDA. The agreements also restrict Artisan Partners Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. The failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2014, we believe we are in compliance with all of the covenants and other requirements set forth in the agreements.
We provide a broad range of services to Artisan Funds, Artisan Global Funds and sub-advised mutual funds which may expose us to liability.
We provide a broad range of administrative services to Artisan Funds, including providing personnel to Artisan Funds to serve as officers of Artisan Funds and to serve on the valuation committee of Artisan Funds, the preparation or supervision of the preparation of Artisan Funds’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services including the supervision of the activities of Artisan Funds’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of Artisan Funds’ financial statements and coordination of the audits of those financial statements, tax services including calculation of dividend and distribution amounts and supervision of tax return preparation, and supervision of the work of Artisan Funds’ other service providers. Although less extensive than the range of services we provide to Artisan Funds, we also provide a range of similar services, in addition to investment management services, to Artisan Global Funds.
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
We are expanding our distribution effort into non-U.S. markets, including the United Kingdom, other member countries of the European Union, Australia and certain Asian countries, among others. Our net client cash flows that come from clients domiciled outside the United States have grown from an insignificant amount in earlier years to approximately 35% of our total net client cash flows over the three years ended December 31, 2014. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. These clients also may be less accepting of the U.S. practice of payment for certain research products and services through soft dollars, which could have the effect of increasing our expenses.
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
As a public company, we are subject to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting. In accordance with Section 404 of Sarbanes-Oxley, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we file with the SEC on Form 10-K. If we are not able to continue to comply with the requirements of Section 404 in a capable manner, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on us.
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
The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•	unlike some of our competitors, we do not currently offer passive investment strategies or alternative investment strategies;

•	a number of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do;

•	potential competitors have a relatively low cost of entering the investment management industry;

•	the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of a number of our competitors;

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

For example, to the extent that there is a trend in favor of low-fee passive products such as index and certain exchange-traded funds, that trend will favor those of our competitors who provide passive investment strategies. Additionally, intermediaries through which we distribute our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment strategies. If we are unable to compete effectively, our earnings would be reduced and our business could be materially adversely affected.
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

Risks Related to Our Structure
Control by our stockholders committee of approximately 69% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
Our employees to whom we have granted equity (including our employee-partners) hold approximately 69% of the combined voting power of our capital stock. Our employees to whom we have granted equity have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employee-partners or other employees, including shares of common stock issued under our Omnibus Incentive Compensation Plan, will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
For so long as the shares subject to the stockholders agreement represent at least a majority of the combined voting power of our capital stock, the stockholders committee is able to elect all of the members of our board of directors (subject to the obligation of the stockholders committee under the terms of the stockholders agreement to vote in support of certain nominees) and will thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, subject to the class approval rights of each class of our outstanding capital stock and each class of Artisan Partners Holdings limited partnership units, the stockholders committee is able to determine the outcome of all matters requiring approval of stockholders, and is able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The stockholders committee has the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could affect the market price of our Class A common stock. Because each share of our Class B common stock initially entitles its holder to five votes, there may be situations where the stockholders committee controls our management and affairs even if the shares subject to the stockholders agreement represent less than a majority of the number of outstanding shares of our capital stock. If and when the holders of our Class B common stock collectively hold less than 20% of the aggregate number of outstanding shares of our capital stock, shares of Class B common stock will entitle the holder to only one vote per share.
The stockholders committee currently consists of Eric R. Colson (our President and Chief Executive Officer), Charles J. Daley, Jr. (our Chief Financial Officer) and Gregory K. Ramirez (our Senior Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members
The stockholders committee has the ability to determine the outcome of any matter requiring the approval of a simple majority of our outstanding voting stock and prevent the approval of any matter requiring the approval of 66 2/3% of our outstanding voting stock.
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
We intend to continue to pay dividends to holders of our Class A common stock as described in “-Dividend Policy”. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Artisan Partners Holdings, which is a Delaware limited partnership, to make distributions to its partners, including us, in an amount sufficient for us to pay dividends. However, its ability to make such distributions will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its partners, its compliance with covenants and financial ratios related to existing or future indebtedness, including under our notes and our revolving credit agreement, its other agreements with third parties, as well as its obligation to make tax distributions under its partnership agreement (which distributions would reduce the cash available for distributions by Artisan Partners Holdings to us). In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.
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
We will be required to pay the tax receivable agreement beneficiaries for certain tax benefits we claim, and we expect that the payments we will be required to make will be substantial.
We are party to two tax receivable agreements. The first tax receivable agreement generally provides for the payment by us to a private equity fund controlled by Hellman & Friedman LLC of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) existing tax basis in Artisan Partners Holdings’ assets with respect to the preferred units acquired by us in the merger of a wholly-owned subsidiary of the private equity fund into us in March 2013, (ii) net operating losses available to us as a result of the merger, and (iii) tax benefits related to imputed interest.
Under the second tax receivable agreement, we are generally required to pay to current or former limited partners of Artisan Partners Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) any step-up in tax basis in Artisan Partners Holdings’ assets resulting from (a) the purchase or redemption of limited partnership units or the exchange of limited partnership units (along with the corresponding shares of our Class B or Class C common stock) for shares of our capital stock and (b) payments under this tax receivable agreement, (ii) certain prior distributions by Artisan Partners Holdings and prior transfers or exchanges of partnership interests which resulted in tax basis adjustments to the assets of Artisan Partners Holdings and (iii) tax benefits related to imputed interest.
The payment obligation under the tax receivable agreements is an obligation of Artisan Partners Asset Management, not Artisan Partners Holdings, and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, as of December 31, 2014, we expect that the reduction in tax payments for us associated with (i) the merger described above, (ii) our purchase of limited partnership units from certain of our investors in 2013 and 2014 and exchanges of limited partnership units by certain of our investors in 2014, and (iii) future purchases, redemptions or exchanges of limited partnership units as described above would aggregate to approximately $1.7 billion over 15 years, assuming the future purchases, redemptions or exchanges described in clause (iii) occurred when the market value of our Class A Common stock was $50.53, the closing price of our Class A common stock on December 31, 2014. Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $1.5 billion, over the 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase, redemption or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2014, we recorded a $489.2 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expected to realize from the merger described above and our purchase of limited partnership units from certain of our investors in 2013 and 2014 and the exchanges of partnership units in 2014, assuming no material changes in the related tax law and that we earn sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. The liability will increase upon future purchases, redemptions or exchanges of limited partnership units with the increase representing amounts payable under the tax receivable agreements equal to 85% of the estimated future tax benefits, if any, resulting from the purchases, redemptions or exchanges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Results of Operations—Tax Impact of IPO Reorganization”. Payments under the tax receivable agreements are not conditioned on the counterparties’ continued ownership of us.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of purchases, redemptions or exchanges of limited partnership units, the price of our Class A common stock, at the time of the purchase, redemption or exchange, the extent to which such transactions are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the tax receivable agreements constituting imputed interest or depreciable or amortizable basis. Payments under the tax receivable agreements are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the tax receivable agreement and the circumstances. Any such benefits are covered by the tax receivable agreements and will increase the amounts due thereunder. In addition, the tax receivable agreements provide for interest, at a rate equal to one-year LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the payment due date specified by the tax receivable agreements. In addition, to the extent that we are unable to make payments when due under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid.
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
In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.
The tax receivable agreements provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within six months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreements. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements. If we were to elect to terminate the tax receivable agreements as of December 31, 2014, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points, we estimate that we would be required to pay $1.2 billion in the aggregate under the tax receivable agreements.
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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, investors may be unable to sell shares of Class A common stock at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

•	variations in our quarterly operating results;

•	failure to meet analysts’ earnings or other expectations;

•	publication of research reports about us or the investment management industry;

•	departures of any of our portfolio managers or members of our management team or additions or departures of other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	changes in market valuations of similar companies;

•	actual or anticipated poor performance in one or more of the investment strategies we offer;

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
The market price of our Class A common stock could decline as a result of future sales of a large number of shares of our Class A common stock, or the perception that such sales could occur.
These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
We are party to a resale and registration rights agreement pursuant to which the shares of our Class A common stock issued upon exchange of limited partnership units are eligible for resale. Such shares of Class A common stock may be transferred only in accordance with the terms and conditions of the resale and registration rights agreement. The common units of Artisan Partners Holdings discussed below are exchangeable for shares of our Class A common stock on a one-for-one basis.
In each one-year period, the first of which began in March 2014, an employee-partner is permitted to sell (i) a number of vested shares of our Class A common stock representing up to 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period (as well as the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods) or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of up to $250,000. As of December 31, 2014, our employee-partners owned 21.5 million Class B common units. In addition, as described below, our employees may sell restricted shares of Class A common stock granted to them pursuant to our 2013 Omnibus Incentive Compensation Plan as those shares vest.

There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of December 31, 2014, our Class A limited partners owned 8.3 million Class A common units and AIC owned 8.2 million Class D common units.
We have filed a registration statement registering 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. We have issued 3,019,845 restricted shares of Class A common stock to our employees and employees of our subsidiaries. 2,355,383 of these shares vest pro rata over the five years from the date of issuance and may be sold upon vesting. 664,462 of these shares are career shares, which generally will only vest upon the grantee’s qualifying retirement. We may increase the number of shares registered for this purpose from time to time. Once we register these shares and they have been issued and have vested, they will be able to be sold in the public market. We expect approximately 470,432 restricted shares of Class A common stock to vest on or around August 1, 2015.
We may also purchase limited partnerships units of Holdings at any time and may issue and sell additional shares of our Class A common stock to fund such purchases. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.
The disparity in the voting rights among the classes of our capital stock may have a potential adverse effect on the price of our Class A common stock.
Each share of our Class A common stock and Class C common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to five votes on all matters to be voted on by stockholders generally for so long as the holders of our Class B common stock collectively hold at least 20% of the number of outstanding shares of our capital stock. The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have value.
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

•
a requirement that a special meeting of stockholders may be called only by our board of directors, our Chairman or our Chief Executive Officer, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
the ability of our board of directors to adopt, amend and repeal our amended and restated bylaws by majority vote, while such action by stockholders would require a super majority vote, which makes it more difficult for stockholders to change certain provisions described above.

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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We operate our business from offices in Milwaukee, Wisconsin; San Francisco, California; Atlanta, Georgia; New York, New York; Wilmington, Delaware; Leawood, Kansas; Sydney, London and Singapore. Most of our business operations are based in Milwaukee. Our Chief Executive Officer and Chief Financial Officer, along with other employees, are based in San Francisco. We lease office space in each location and believe our existing and contracted-for facilities are adequate to meet our requirements.
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

	High	Low	Dividends Declared
March 7, 2013 through March 31, 2013	$41.89	$35.14	$—
For the quarter ended June 30, 2013	$56.07	$36.87	$—
For the quarter ended September 30, 2013	$55.56	$46.02	$0.43
For the quarter ending December 31, 2013	$66.01	$51.25	$0.43
For the quarter ended March 31, 2014	$71.86	$57.50	$2.18
For the quarter ended June 30, 2014	$65.65	$51.72	$0.55
For the quarter ended September 30, 2014	$57.62	$50.66	$0.55
For the quarter ended December 31, 2014	$53.12	$44.86	$0.55
There is no trading market for shares of our Class B common stock or Class C common stock.
On December 31, 2014, the last reported sale price for our Class A common stock on the NYSE was $50.53 per share. As of February 24, 2015, there were approximately 103 stockholders of record of our Class A common stock, 45 stockholders of record of our Class B common stock, and 33 stockholders of record of our Class C common stock. These figures do not reflect the beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units.

Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from the date the shares began trading on the NYSE on March 7, 2013 to December 31, 2014, with the cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices on March 7, 2013 and the reinvestment of all dividends.

	3/7/2013	12/31/2013	12/31/2014
Artisan Partners Asset Management, Inc.	$100.00	$188.06	$141.46
S&P 500 Index	$100.00	$119.91	$133.57
Dow Jones U.S. Asset Managers Index	$100.00	$124.57	$134.25
The information contained in the performance graph and table shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, except to the extent that the company specifically incorporates the information by reference into a document filed under the Securities Act or the Exchange Act.
Dividend Policy
Subject to board approval each quarter, we expect to pay a quarterly dividend of $0.60 per share of Class A common stock during 2015. After the end of each year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all. We intend to fund dividends from our portion of distributions made by Artisan Partners Holdings from its available cash generated from operations. The holders of our Class B common stock and Class C common stock are not entitled to any cash dividends in their capacity as stockholders, but, in their capacity as holders of limited partnership units of Artisan Partners Holdings, they generally participate on a pro rata basis in distributions by Artisan Partners Holdings.
The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account: (i) our financial results, (ii) our available cash, as well as anticipated cash requirements (including debt servicing), (iii) our capital requirements and the capital requirements of our subsidiaries (including Artisan Partners Holdings), (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our subsidiaries (including Artisan Partners Holdings) to us, including the obligation of Artisan Partners Holdings to make tax distributions to the holders of partnership units (including us), (v) general economic and business conditions and (vi) any other factors that our board of directors may deem relevant.

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
Artisan Partners Holdings’ Distributions
Artisan Partners Holdings distributed all of the retained profits of the partnership available for distribution as of the date of the closing of our IPO in March 2013 to its pre-IPO partners. Approximately $40.0 million of the distribution was made immediately prior to our IPO, and the other approximately $65.3 million of the distribution was made following the closing of our IPO with a portion of the IPO net proceeds.
Subsequent to the IPO distribution, Artisan Partners Holdings has made the following distributions to holders of its partnership units, including APAM:

Distributions (in millions)
For the quarter ended June 30, 2013	$20.4
For the quarter ended September 30, 2013	$58.5
For the quarter ending December 31, 2013	$86.8
For the quarter ended March 31, 2014	$131.6
For the quarter ended June 30, 2014	$116.5
For the quarter ended September 30, 2014	$81.6
For the quarter ending December 31, 2014	$97.5
Unregistered Sales of Equity Securities
As described in Note 10, “Stockholders’ Equity”, to the Consolidated Financial Statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner’s shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the total shares of our Class A common stock authorized and issued (or to be issued) under our equity compensation plans as of December 31, 2014:

	As of December 31, 2014
	Authorized	Issued (or to be issued)	Equity Type
2013 Omnibus Incentive Compensation Plan	14,000,000	3,020,115	Restricted Share Awards
2013 Non-Employee Director Plan	1,000,000	25,340	Restricted Stock Units
These plans were approved by our sole stockholder prior to our IPO in March 2013. The shares of Class A common stock underlying the restricted stock units will generally be issued and delivered on or promptly following the termination of the non-employee director’s service on the Board.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data of Artisan Partners Asset Management as of the dates and for the periods indicated. The selected consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated statements of financial condition data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this document. The selected consolidated statements of operations data for the year ended December 31, 2011 and 2010 and the consolidated statement of financial condition as of December 31, 2012, 2011 and 2010 have been derived from consolidated financial statements not included elsewhere in this document. The historical consolidated financial statements are the combined results of Artisan Partners Asset Management and Artisan Partners Holdings. Because Artisan Partners Asset Management and Artisan Partners Holdings were under common control at the time of the IPO Reorganization, Artisan Partners Asset Management’s acquisition of control of Artisan Partners Holdings was accounted for as a transaction among entities under common control. Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner.
You should read the following selected historical consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per-share data)
Statements of Operations Data:
Revenues
Management fees
Mutual funds	$575.4	$464.3	$336.2	$305.2	$261.6
Separate accounts	252.3	219.0	167.8	145.8	117.8
Performance fees	1.0	2.5	1.6	4.1	2.9
Total revenues	$828.7	$685.8	$505.6	$455.1	$382.3
Operating Expenses
Salaries, incentive compensation and benefits	350.3	309.2	227.3	198.6	166.6
Pre-offering related compensation-share-based awards	64.7	404.2	101.7	(21.1)	79.1
Pre-offering related compensation-other	—	143.0	54.1	55.7	17.6
Total compensation and benefits	415.0	856.4	383.1	233.2	263.3
Distribution and marketing	49.1	38.4	29.0	26.2	23.0
Occupancy	11.3	10.5	9.3	9.0	8.1
Communication and technology	21.0	14.4	13.2	10.6	9.9
General and administrative	25.4	27.3	23.9	21.8	12.8
Total operating expenses	521.8	947.0	458.5	300.8	317.1
Operating income (loss)	306.9	(261.2)	47.1	154.3	65.2
Non-operating income (loss)
Interest expense	(11.6)	(11.9)	(11.4)	(18.4)	(23.0)
Net gain (loss) of Launch Equity	(4.0)	10.7	8.8	(3.1)	—
Loss on debt extinguishment	—	—	(0.8)	—	—
Net gain on the valuation of contingent value rights	—	49.6	—	—	—
Net investment income	0.7	5.1	0.7	0.3	0.7
Net loss on the tax receivable agreements	(4.2)	—	—	—	—
Other non-operating income (loss)	(0.3)	—	(0.8)	(1.9)	0.9
Total non-operating income (loss)	(19.4)	53.5	(3.5)	(23.1)	(21.4)
Income (loss) before income taxes	287.5	(207.7)	43.6	131.2	43.8
Provision for income taxes	48.8	26.4	1.0	1.2	1.3
Net income (loss) before noncontrolling interests	238.7	(234.1)	42.6	130.0	42.5
Less: Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings LP	173.1	(269.6)	33.8	133.1	42.5
Less: Net income (loss) attributable to noncontrolling interests-Launch Equity	(4.0)	10.7	8.8	(3.1)	—
Net income (loss) attributable to Artisan Partners Asset Management Inc.	$69.6	$24.8	—	—	—

Per Share Data:
Earnings (loss) per basic and diluted common share	$(0.37)	$(2.04)	—	—	—
Weighted average basic and diluted common shares outstanding	27.5	13.8	—	—	—
Dividends declared	$3.83	$0.86	—	—	—

	As of December 31,
	2014	2013	2012	2011	2010
Statement of Financial Condition Data:	(in millions)
Cash and cash equivalents	$182.3	$211.8	$141.2	$127.0	$159.0
Total assets	849.5	581.4	287.6	224.9	209.9
Borrowings(1)	200.0	200.0	290.0	324.8	380.0
Total liabilities	742.0	449.1	603.1	508.8	589.3
Temporary equity-redeemable preferred units(2)	—	—	357.2	357.2	357.2
Total equity (deficit)	$107.5	$132.3	$(672.7)	$(641.1)	$(736.6)
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

The following table sets forth certain of our selected operating data as of the dates and for the periods indicated:

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Unaudited Operating Data:	(in millions)
Assets under management(1)	$107,915	$105,477	$74,334	$57,104	$57,459
Net client cash flows(2)	788	7,178	5,813	1,960	3,410
Market appreciation (depreciation)(3)	$1,651	$23,965	$11,417	$(2,315)	$7,261
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

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$69.6	$24.8	$—	$—	$—
Adjusted net income (Non-GAAP)	$228.9	$180.3	$122.4	$108.4	$90.2
Operating income (loss) (GAAP)	$306.9	$(261.2)	$47.1	$154.3	$65.2
Adjusted operating income (Non-GAAP)	$371.7	$288.9	$202.9	$188.9	$161.9
Operating margin (GAAP)	37.0%	(38.1)%	9.3%	33.9%	17.1%
Adjusted operating margin (Non-GAAP)	44.9%	42.1%	40.1%	41.5%	42.3%
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

2014 financial and business highlights included:

•
At year-end, 82% of our assets under management were in strategies out-performing their broad-based benchmarks over the trailing 3- and 5-year periods. All of our investment strategies with 10-year track records had out-performed their broad-based benchmarks over that period.

•
The successful launch of our first fixed income investment strategy, the Artisan High Income strategy. At year-end, the strategy had assets under management of $565 million. The launch of the strategy further increases our capacity for additional assets under management.

•	At year-end, our assets under management was $107.9 billion, our highest ever year-end number.

•
The further expansion of our global distribution efforts. At year-end, $13.9 billion of our total assets under management were from clients domiciled outside the U.S., up from $11.9 billion at the end of 2013.

•	Revenues of $828.7 million in 2014, a 21% increase from revenues of $685.8 million in 2013.

•	The successful completion of the 2014 Follow-On Offering and the continued evolution of our capital structure.

•	Continued our culture of employee ownership through the grant of 1.4 million restricted shares of Class A common stock to our employees. In 2014, we granted career shares for the first time.

Organizational Structure
Organizational Structure
On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and the intermediary holding company through which APAM conducts its operations, Artisan Partners Holdings LP (“Holdings”), completed a series of transactions (the “IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company. Refer to Note 2, “Reorganization and IPO” to the Consolidated Financial Statements included in Item 8 of this report for further discussion of the IPO and its impact on the consolidated financial statements.
The historical results of operations discussed below are the combined results of APAM and Holdings. Because APAM and Holdings were under common control at the time of the IPO Reorganization, APAM’s acquisition of control of Holdings was accounted for as a transaction among entities under common control. APAM has been allocated a part of Holdings’ net income since March 12, 2013, when it became Holdings’ general partner. Our employees and other limited partners of Holdings held approximately 53% of the equity interests in Holdings as of December 31, 2014. As a result, our post-IPO results reflect that significant noncontrolling interest. As of December 31, 2014, our net income represented approximately 47% of Holdings’ net income.
2014 Offerings and Unit Exchanges
On March 12, 2014, we completed an offering of 9,284,337 shares of Class A common stock and utilized all of the net proceeds to purchase an aggregate of 6,284,337 common units and 2,256,883 preferred units of Holdings from certain of the limited partners of Holdings and 743,117 shares of APAM convertible preferred stock from a private equity fund controlled by Hellman & Friedman LLC. In connection with the offering, APAM received 9,284,337 GP units of Holdings.
On June 16, 2014, affiliates of Hellman & Friedman LLC converted 455,011 shares of APAM’s convertible preferred stock into, and exchanged 1,381,887 preferred units of Holdings for, a total of 1,836,898 shares of APAM’s Class A common stock. In connection with the transaction, APAM received 1,381,887 GP units of Holdings. Upon completion of the transaction, APAM and Holdings ceased to have any outstanding convertible preferred shares or preferred units, respectively.

In addition to those offerings, during the year ended December 31, 2014, limited partners of Holdings exchanged 1,865,924 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,865,924 Class A common shares. In connection with the exchanges, APAM received an additional 1,865,924 GP units of Holdings.
The aforementioned transactions increased APAM’s ownership interest in Holdings from 29% at December 31, 2013 to 47% at December 31, 2014.
Changes Related to Class B Common Units of Artisan Partners Holdings
A significant portion of our historical compensation and benefits expense related to Holdings’ Class B limited partnership interests. Prior to the IPO Reorganization, Class B limited partnership interests were granted to certain employees. The Class B limited partnership interests provided both an interest in future profits of Holdings as well as an interest in the overall value of Holdings. Class B limited partnership interests generally vested ratably over a five-year period from the date of grant. Holders of Class B limited partnership interests were entitled to fully participate in profits from and after the date of grant. The distribution of profits associated with these limited partnership interests was recorded as compensation and benefits expense. Grants of Class B interests were considered liability awards, with changes in fair value recorded as compensation expense. In 2012 the Class B interests were converted to Class B partnership units.
As part of the IPO Reorganization, Class B grant agreements were amended to eliminate the cash redemption feature. As a result, liability award accounting no longer applied and the costs associated with distributions to our Class B partners and changes in the value of Class B liability awards were no longer recognized as compensation expense. However, we continue to record compensation expense for Class B common units that were unvested at the time of the IPO Reorganization over their remaining vesting period, based on the fair value of the awards upon modification. Also as a result of the IPO Reorganization, we recognized a $287.3 million non-recurring compensation expense based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to the IPO Reorganization and the value based on the offering price per share of Class A common stock ($30.00 per share). We also recognized $56.8 million of compensation expense relating to a cash incentive compensation payment we made to certain of our portfolio managers in connection with the IPO and $20.5 million of compensation expense associated with the reallocation of profits after the IPO which otherwise would have been allocable and distributable to Holdings’ pre-IPO non-employee partners but were instead allocated to certain of Artisan Partners Holdings’ employee-partners.
Issuance of Contingent Value Rights (“CVRs”)
As part of the IPO Reorganization, Holdings issued Partnership CVRs and APAM issued APAM CVRs in order to provide holders of Holdings preferred units and APAM convertible preferred stock with economic rights following the reorganization and IPO similar (although not identical) to the economic rights they possessed with respect to Holdings prior to the reorganization and IPO. The CVRs were terminated in November 2013 with no amounts paid or payable by us, and the $5.9 million fair value liability of the CVRs was eliminated.
Tax Impact of IPO Reorganization and Offerings
Historically, our business was not subject to U.S. federal and certain state income taxes. However, APAM, which became the general partner of Holdings as part of the IPO Reorganization, is subject to U.S. federal and state income taxation on its allocable portion of the income of Holdings. In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). Under the first TRA, APAM generally is required to pay to a private equity fund controlled by Hellman & Friedman LLC 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that APAM actually realizes (or is deemed to realize in certain circumstance) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly owned subsidiary of the private equity fund into APAM as part of the IPO Reorganization, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest. Under the second TRA, APAM generally is required to pay to current or former limited partners of Holdings 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to APAM or exchanged (for shares of Class A common stock or convertible preferred stock) and that are created as a result of the sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
As of December 31, 2014, deferred tax assets of $562.4 million and amounts payable under tax receivable agreements of $489.2 million have been recorded in the Consolidated Statements of Financial Condition primarily as a result of the above items and other tax impacts of the IPO Reorganization. APAM’s purchase of Holdings common and preferred units with a portion of the 2014 Follow-On Offering proceeds resulted in an increase to deferred tax assets of approximately $287.4 million and an increase in amounts payable under tax receivable agreements of approximately $244.3 million. The other exchanges during the year ended December 31, 2014, resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $99.3 million and $84.4 million, respectively. The TRA payable and deferred tax assets also increased by $4.2 million and $4.1 million, respectively, for the year ended December 31, 2014, due to changes in estimated future payments. During the year ended December 31, 2014, payments of $4.6 million were made in accordance with the TRA agreements.

Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. Equity markets were generally positive during 2014, driving the 2% increase in our AUM due to market appreciation during the year. The following table presents the total returns of relevant market indices for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
S&P 500 total returns	13.7%	32.4%	16.0%
MSCI All World total returns	4.2%	22.8%	16.1%
MSCI EAFE total returns	(4.9)%	22.8%	17.3%
Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Year Ended December 31,
	2014	2013	2012
	(unaudited; in millions)
Assets under management at period end	$107,915	$105,477	$74,334
Average assets under management(1)	$107,865	$89,545	$66,174
Net client cash flows	$788	$7,178	$5,813
Total revenues	$829	$686	$506
Weighted average fee(2)	77 bps	77 bps	76 bps
Adjusted operating margin(3)	44.9%	42.1%	40.1%
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
The amount and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among others:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;

•	flows of client assets into and out of our various strategies and investment vehicles;

•	our decision to close strategies or limit the growth of assets in a strategy or a vehicle when we believe it is in the best interest of our clients;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total AUM:

	For the Year Ended December 31,		Period-to-Period
	2014	2013	$	%
	(unaudited; in millions)
Beginning assets under management	$105,477	$74,334	$31,143	41.9%
Gross client cash inflows	22,953	22,290	663	3.0%
Gross client cash outflows	(22,165)	(15,112)	(7,053)	(46.7)%
Net client cash flows	788	7,178	(6,390)	(89.0)%
Market appreciation (depreciation)	1,651	23,965	(22,314)	(93.1)%
Net transfers	(1)	—	(1)	N/M
Ending assets under management	$107,915	$105,477	$2,438	2.3%
Average assets under management	$107,865	$89,545	$18,320	20.5%

	For the Years Ended December 31,		Period-to-Period
	2013	2012	$	%
	(unaudited; in millions)
Beginning assets under management	$74,334	$57,104	$17,230	30.2%
Gross client cash inflows	22,290	18,009	$4,281	23.8%
Gross client cash outflows	(15,112)	(12,196)	$(2,916)	(23.9)%
Net client cash flows	7,178	5,813	$1,365	23.5%
Market appreciation (depreciation)	23,965	11,417	$12,548	109.9%
Ending assets under management	$105,477	$74,334	$31,143	41.9%
Average assets under management	$89,545	$66,174	$23,371	35.3%
For the year ended December 31, 2014, net client cash inflows were $788 million. The cash flow success of some of our strategies during the year were offset by outflows resulting from client re-balancing across our strategies, and performance challenges in the strategies managed by our U.S. Value and Emerging Markets teams.
Our Non-U.S. Growth and Global Opportunities strategies experienced net client cash inflows during the year, gathering net inflows of $4.1 billion and $2.3 billion, respectively.
During the year, our U.S. Mid-Cap Value, U.S. Small-Cap Value, Value Equity, and Emerging Markets strategies experienced net client cash outflows of $2.2 billion, $1.7 billion, $1.0 billion, and $897 million, respectively. Those strategies have underperformed their benchmarks over the trailing 1-, 3- and 5-year periods, and we expect they will continue to experience net client cash outflows during 2015.
Net client cash flows for the year ended December 31, 2014 included net outflows of approximately $635 million from Artisan Funds, Inc. annual income and capital gains distributions, net of reinvestments.
Our single largest outflow during 2014 was a $722 million outflow resulting from a separate account client termination in March within our Value Equity strategy. The pension fund client communicated that the termination was a result of its decision to consolidate assets with a smaller number of managers and reduce its overall cost structure. The termination is evidence that our flows will be lumpy over time and also reflects our commitment to fee discipline which is one of the cornerstones of our financial model.
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

The Global Value strategy had net client cash inflows of $723 million, $2.8 billion and $2.3 billion for the years ended December 31, 2014, 2013 and 2012, respectively. As of the date of this filing, our Non-U.S. Small-Cap Growth, Non-U.S. Value, U.S. Mid-Cap Growth, U.S. Small-Cap Value, U.S. Mid-Cap Value, U.S. Small-Cap Growth and Global Value strategies are closed to most new investors and client relationships.
When we close a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities, which means that during a given period we could have net client cash inflows even in a closed strategy. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows.
We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We believe that we currently have realizable capacity particularly in some of our non-U.S. and global strategies (such as our Non-U.S. Growth, Global Equity and Global Opportunities strategies), where we believe we are well-positioned to take advantage of increasing client and investor demand. Additionally, our High Income strategy continues to perform well and experience positive inflows, despite having only a short track record.
Historically, we have observed that client activity tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters. However, there can be no guarantee that past experience will be indicative of future activity.

The table below sets forth the total AUM for each of our investment teams and strategies as of December 31, 2014, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of December 31, 2014.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$29,392	568	643	484	396	665
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,247	(527)	329	118	475	459
Global Equity Strategy	4/1/2010	$680	53	725	N/A	N/A	577
Global Small-Cap Growth Strategy	7/1/2013	$133	(980)	N/A	N/A	N/A	(766)

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$13,740	(1,051)	(464)	(251)	174	481
U.S. Small-Cap Value Strategy	6/1/1997	$2,414	(1,131)	(1,015)	(688)	11	383
Value Equity Strategy	7/1/2005	$1,958	(734)	(514)	(254)	N/A	(24)

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$16,634	(627)	21	170	227	558
U.S. Small-Cap Growth Strategy	4/1/1995	$2,744	(453)	90	246	112	88
Global Opportunities Strategy	2/1/2007	$5,121	(41)	556	695	N/A	575

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$16,872	600	724	799	602	731
Global Value Strategy	7/1/2007	$15,609	200	555	654	N/A	622

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$806	(61)	(41)	(220)	N/A	(82)

Credit Team
High Income Strategy(2)	4/1/2014	$565	N/A	N/A	N/A	N/A	300

Total Assets Under Management		$107,915
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy for the periods presented and since its inception date. Value-added for periods less than one year is not annualized. The market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy-MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy-MSCI EAFE® Small Cap Index; Global Equity strategy-MSCI ACWI® Index; Global Small-Cap Growth strategy-MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy-Russell 2000® Index; U.S. Mid-Cap Value strategy-Russell Midcap® Index; Value Equity strategy-Russell 1000® Index; U.S. Mid-Cap Growth strategy-Russell Midcap® Index; Global Opportunities strategy-MSCI ACWI® Index; U.S. Small-Cap Growth strategy-Russell 2000® Index; Non-U.S. Value strategy-MSCI EAFE® Index; Global Value strategy-MSCI ACWI® Index; Emerging Markets strategy-MSCI Emerging Markets IndexSM; High Income Strategy-Bank of America Merrill Lynch U.S. High Yield Master II Index. Unlike the BofA Merrill Lynch High Yield Master ll Index, the Artisan High Income strategy may hold loans and other security types. At times, this can cause material differences in relative performance.

(2) High Income Strategy’s composite inception date is April 1, 2014 for the purposes of calculating strategy performance. The strategy began investment operations on March 19, 2014.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Year Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Total
December 31, 2014	(unaudited; in millions)
Beginning assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	$105,477
Gross client cash inflows	9,185	3,003	5,912	4,177	21	655	22,953
Gross client cash outflows	(4,908)	(8,013)	(4,883)	(3,351)	(917)	(93)	(22,165)
Net client cash flows	4,277	(5,010)	1,029	826	(896)	562	788
Market appreciation (depreciation)	(141)	98	990	745	(44)	3	1,651
Net transfers(1)	(1)	—	47	(47)	—	—	(1)
Ending assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$107,915
Average assets under management(2)	$29,817	$20,881	$23,201	$32,467	$1,199	$381	$107,865
December 31, 2013
Beginning assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$—	$74,334
Gross client cash inflows	5,572	4,815	5,090	6,387	426	—	22,290
Gross client cash outflows	(3,912)	(4,098)	(3,140)	(2,391)	(1,571)	—	(15,112)
Net client cash flows	1,660	717	1,950	3,996	(1,145)	—	7,178
Market appreciation (depreciation)	5,565	5,585	5,861	7,005	(51)	—	23,965
Net transfers(1)	—	—	(70)	70	—	—	—
Ending assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	105,477
Average assets under management	$23,402	$20,142	$18,687	$25,554	$1,760	$—	$89,545
December 31, 2012
Beginning assets under management	$16,107	$15,059	$10,893	$12,546	$2,499	$—	$57,104
Gross client cash inflows	3,719	3,984	4,325	5,525	456	—	18,009
Gross client cash outflows	(3,854)	(3,856)	(2,797)	(1,250)	(439)	—	(12,196)
Net client cash flows	(135)	128	1,528	4,275	17	—	5,813
Market appreciation (depreciation)	4,120	1,535	2,271	3,065	426	—	11,417
Net transfers(1)	—	—	—	—	—	—	—
Ending assets under management	$20,092	$16,722	$14,692	$19,886	$2,942	$—	$74,334
Average assets under management	$18,176	$16,304	$13,377	$15,591	$2,726	$—	$66,174
(1)Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

(2)For the Credit team, average assets under management is for the period between March 19, 2014, when the team’s investment strategy began operations, and December 31, 2014.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of December 31, 2014		As of December 31, 2013		As of December 31, 2012
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)
Institutional	$68,153	63.2%	$66,987	63.5%	$50,739	68.2%
Intermediary	$33,894	31.4%	32,530	30.8%	19,768	26.6%
Retail	$5,868	5.4%	5,960	5.7%	3,827	5.2%
Ending Assets Under Management(1)	$107,915	100.0%	$105,477	100.0%	$74,334	100%
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

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate account clients:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
December 31, 2014	(unaudited; in millions)
Beginning assets under management	$59,881	$45,596	$105,477
Gross client cash inflows	15,800	7,153	22,953
Gross client cash outflows	(15,365)	(6,800)	(22,165)
Net client cash flows	435	353	788
Market appreciation (depreciation)	573	1,078	1,651
Net transfers(1)	(632)	631	(1)
Ending assets under management	$60,257	$47,658	$107,915
Average assets under management	$61,819	$46,046	$107,865
December 31, 2013
Beginning assets under management	$39,603	$34,731	$74,334
Gross client cash inflows	16,943	5,347	22,290
Gross client cash outflows	(9,814)	(5,298)	(15,112)
Net client cash flows	7,129	49	7,178
Market appreciation (depreciation)	13,210	10,755	23,965
Net transfers(1)	(61)	61	—
Ending assets under management	$59,881	$45,596	$105,477
Average assets under management	$49,756	$39,789	$89,545
December 31, 2012
Beginning assets under management	$30,843	$26,261	$57,104
Gross client cash inflows	11,977	6,032	18,009
Gross client cash outflows	(8,643)	(3,553)	(12,196)
Net client cash flows	3,334	2,479	5,813
Market appreciation (depreciation)	5,885	5,532	11,417
Net transfers(1)	(459)	459	—
Ending assets under management	$39,603	$34,731	$74,334
Average assets under management	$35,840	$30,334	$66,174
(1)Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

Artisan Funds and Artisan Global Funds
As of December 31, 2014, Artisan Funds comprised $58.5 billion, or 54%, of our assets under management. For the year ended December 31, 2014, fees from Artisan Funds represented $561.2 million, or 68%, of our revenues. Our tiered fee rates for the series of Artisan Funds range from 0.63% to 1.25% of fund assets, depending on the strategy, the amount invested and other factors.
As of December 31, 2014, Artisan Global Funds comprised $1.7 billion, or 2%, of our assets under management. In UCITS funds, it is permissible and in some circumstances customary for a portion of the management fee to be rebated to investors with accounts of a certain type or asset size to encourage investment at an early stage or for other reasons or for a portion of the management fee to be paid to intermediaries for distribution services. We have entered into such rebate and distribution arrangements, and will continue to do so, in circumstances we consider appropriate. Our fee rates for Artisan Global Funds range from 0.75% to 1.80% of assets under management. For the year ended December 31, 2014, fees from Artisan Global Funds represented $14.2 million, or 2%, of our revenues. The weighted average rate of fee paid by our Artisan Fund and Artisan Global Funds clients in the aggregate was 0.93% for the year ended December 31, 2014 and 2013 and 0.94% for the year ended December 31, 2012.

Separate Accounts
Separate accounts comprised $47.7 billion, or 44%, of our assets under management as of December 31, 2014. For the year ended December 31, 2014, fees from separate accounts represented $253.3 million, or 30%, of our revenues.
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
The weighted average rate of fee paid by our separate account clients in the aggregate was 0.55% for the year ended December 31, 2014, and 0.56% for the years ended December 31, 2013 and 2012. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
Revenues
Essentially all of our revenues consist of investment management fees earned from managing clients’ assets. Our investment management fees fluctuate based on a number of factors, including the total value of our AUM, composition of AUM among our investment vehicles (including pooled vehicles available to U.S. investors, pooled vehicles available to non-U.S. investors and separate accounts) and our investment strategies (which have different fee rates), changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and, for the few accounts on which we earn performance-based fees, the investment performance of those accounts relative to their designated benchmarks.
The following table sets forth revenues we earned under our investment management agreements with Artisan Funds and Artisan Global Funds and on the separate accounts that we managed as well as average assets under management for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues
Management fees
Artisan Funds & Artisan Global Funds	$575.4	$464.3	$336.2
Separate accounts	252.3	219.0	167.8
Performance fees	1.0	2.5	1.6
Total revenues	$828.7	$685.8	$505.6
Average assets under management for period	$107,865	$89,545	$66,174
For the years ended December 31, 2014, 2013 and 2012, approximately 91%, 91% and 93% of our investment management fees, respectively, were earned from clients located in the United States.
A small number of our separate account clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. Performance-based fees represented 0.1%, 0.4%, and 0.3% of revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Compensation and Benefits
Compensation and benefits includes (i) salaries, incentive compensation and benefits costs, (ii) compensation expense related to post-IPO equity awards granted to employees and (iii) pre-offering related compensation, which consists of distributions of profits to Class B partners, redemptions of Class B common units, changes in the value of Class B liability awards and amortization expense on Class B awards.
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
Certain compensation and benefits are seasonal expenses, such as employer funded retirement and health care contributions and payroll taxes. Historically these costs have added approximately $3 million to $4 million to our costs in the first quarter of each calendar year.
Under the 2013 Omnibus Incentive Compensation Plan, we have issued restricted shares of Class A common stock to employees. The shares generally vest on a pro rata basis over 5 years. Certain shares will vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Compensation expense related to the restricted shares is recognized based on the estimated grant date fair value, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award.
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
Prior to the IPO Reorganization, all vested Class B limited partnership interests were subject to mandatory redemption on termination of employment for any reason, with payment in cash in annual installments over the five years following termination of employment. Unvested Class B limited partnership interests were forfeited on termination of employment. Under the Class B grant agreements, the redemption value of Class B limited partnership interests varied depending on the circumstances of the partner’s termination, but, prior to July 15, 2012, was based on a formulaic EBITDA (excluding equity-based compensation charges) calculation. From July 15, 2012 to the completion of the IPO Reorganization in March 2013, the redemption value of Class B common units continued to vary depending on the circumstances of the partner’s termination but was based on the fair market value of the firm determined by the general partner. Due to the redemption feature, the Class B grants were considered liability awards.
Compensation expense was measured at the grant date based on the intrinsic value of the limited partnership interests granted, and was re-measured each period. Intrinsic value as measured each period was recognized as expense over the remaining vesting period, typically five years. Changes in the intrinsic value that occurred after the end of the vesting period were recorded as compensation expense in the period in which the changes occurred through settlement of the limited partnership interests. Significant fluctuations in the intrinsic value of the Class B limited partnership interests resulted in significant compensation expense.
Prior to the completion of the IPO Reorganization in March 2013, the Class B limited partnership interests were reflected as liabilities measured at fair value. Fair value was calculated using a combination of an income approach and a market approach. The use of these valuation approaches to derive the fair value of the liability at a point in time resulted in volatility to the financial statements as our current and projected financial results, and the results and earnings multiples of comparable entities, change over time.

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
Distribution and Marketing
Distribution and marketing expenses primarily represent payments we make to broker-dealers, financial advisors, defined contribution plan providers, mutual fund supermarkets and other intermediaries for selling, servicing and administering accounts invested in shares of Artisan Funds. Artisan Funds authorizes intermediaries to accept purchase, exchange, and redemption orders for shares of Artisan Funds on behalf of Artisan Funds. Many intermediaries charge a fee for those services. Artisan Funds pays a portion of such fees, which are intended to compensate the intermediary for its provision of services of the type that would be provided by Artisan Funds’ transfer agent or other service providers if the shares were registered directly on the books of Artisan Funds’ transfer agent. Like the investment management fees we earn as adviser to Artisan Funds, distribution fees typically vary with the value of the assets invested in shares of Artisan Funds. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us all costs attributable to the marketing and distribution of shares of Artisan Funds. A significant portion of Artisan Funds’ shares are held by investors through intermediaries to which we pay distribution and marketing expenses, which is consistent with an industry-wide shift from direct retail sales of mutual fund shares to sales through intermediaries that provide advice, administrative convenience or both. Total distribution fees will likely increase as we increase our assets under management sourced through intermediaries that charge these fees. In contrast to some mutual funds, investors in Artisan Funds pay no 12b-1 fees, which are fees charged to investors to pay for marketing, advertising and distribution services.
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
Following the IPO, we have incurred, and expect to continue to incur, additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors’ and officers’ liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. These additional expenses have increased and will continue to increase our general and administrative expenses and reduce our net income. Further, we will incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock. We incurred and capitalized $2.6 million and $4.4 million of expenditures during the years ended December 31, 2014 and 2013, respectively, in connection with stock offerings.
In addition, we incurred $0.1 million and $2.9 million during the years ended December 31, 2014 and 2013, respectively, to obtain the necessary approvals from the boards and shareholders of the mutual funds we advise and sub-advise and the necessary consents from our separate account clients in connection with the change of control (for purposes of the Investment Company Act and Investment Advisers Act) which occurred in March 2014.

Non-Operating Income (Loss)
Interest Expense
Interest expense primarily relates to the interest we pay on our debt. In August 2012, we issued $200 million in fixed interest rate senior unsecured notes and entered into a $100.0 million five-year revolving credit agreement. The proceeds were used to repay the entire outstanding principal of an existing term loan. The revolving credit facility has been undrawn since our March 2013 IPO. For a description of the terms of the notes and our revolving credit facility, see “—Liquidity and Capital Resources”.
Net Gain on the Valuation of Contingent Value Rights
As discussed above, as part of the IPO Reorganization, we issued CVRs, which were classified as liabilities and accounted for under ASC 815 as derivatives. Net gain on the valuation of contingent value rights includes all changes in the fair value of this liability. The CVRs were terminated in November 2013.
Other Non-Operating Income (Loss)
Other items included in total non-operating income (loss) are income from our excess cash balances, dividends earned on available-for-sale securities, gains or losses we recognized on the ineffective portion of our interest rate swaps, debt related costs, and gains or losses we recognize upon the sale of the securities we hold.
Non-operating income (loss) also includes gains or losses related to the changes in our estimate of the payment obligation under the tax receivable agreements. The effect of changes in our estimate of amounts payable under the tax receivable agreements, including the effect of changes in enacted tax rates and in applicable tax laws, is included in net income.
Net Income (Loss) Attributable to Noncontrolling Interests
Net Gain (Loss) of Launch Equity and Net Income (Loss) Attributable to Noncontrolling Interests-Launch Equity
Until December 2014, Artisan provided investment management services to Artisan Partners Launch Equity LP, or Launch Equity. Launch Equity was a private investment partnership, the investors in which were certain employees and former employees of Artisan. Artisan made day-to-day investment decisions concerning the assets of the private investment partnership. This partnership was consolidated under variable interest entity consolidation guidance.
In December 2014, Launch Equity liquidated all of its investments. All final liquidating distributions were made as of December 31, 2014, including Artisan’s pro rata distribution of $1 thousand. Because nearly all of the partnership interest was held by investors other than Artisan, the Launch Equity dissolution did not have a significant impact on our financial condition or results of operations.
Net gain (loss) of Launch Equity includes net interest income, dividend expense and realized and unrealized gains and losses which are driven by the underlying investments held by Launch Equity. Nearly all of these net gains or losses are attributable to investors other than Artisan and are offset by net income (loss) attributable to noncontrolling interests - Launch Equity.
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

Results of Operations
Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

	For the Years Ended December 31,		Period-to-Period
	2014	2013	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$828.7	$685.8	$142.9	21%
Operating Expenses
Total compensation and benefits	415.0	856.4	(441.4)	(52)%
Other operating expenses	106.8	90.6	16.2	18%
Total operating expenses	521.8	947.0	(425.2)	(45)%
Total operating income	306.9	(261.2)	568.1	217%
Non-operating income (loss)
Interest expense	(11.6)	(11.9)	0.3	3%
Other non-operating income (loss)	(7.8)	65.4	(73.2)	(112)%
Total non-operating income (loss)	(19.4)	53.5	(72.9)	(136)%
Income (loss) before income taxes	287.5	(207.7)	495.2	238%
Provision for income taxes	48.8	26.4	22.4	85%
Net income (loss) before noncontrolling interests	238.7	(234.1)	472.8	202%
Less: Noncontrolling interests - Artisan Partners Holdings	173.1	(269.6)	442.7	164%
Less: Noncontrolling interests - Launch Equity	(4.0)	10.7	(14.7)	(137)%
Net income attributable to Artisan Partners Asset Management Inc.	$69.6	$24.8	$44.8	181%
Per Share Data
Net income (loss) available to Class A common stock per basic and diluted share	$(0.37)	$(2.04)
Weighted average basic and diluted shares of Class A common stock outstanding	27,514,394	13,780,378
Revenues
The increase in revenues of $142.9 million, or 21%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, was driven primarily by an $18.3 billion, or 21%, increase in our average AUM.
Our weighted average investment management fee was 77 basis points for the years ended December 31, 2014 and 2013. Separate accounts, in the aggregate, paid a weighted average fee of 55 basis points for the year ended December 31, 2014, compared to 56 basis points for the year ended December 31, 2013. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 93 basis points for the years ended December 31, 2014 and 2013.
Operating Expenses
The decrease in total operating expenses for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily attributable to a decrease in pre-offering related compensation expense, partially offset by increases in salaries, incentive compensation and benefits, communication and technology, and distribution and marketing expenses.
In February 2015, we hired Lewis Kaufman to start our seventh autonomous investment team, which we expect will initially manage a new developing world strategy that we expect to launch in mid-2015. In connection with starting the team and launching the strategy, we expect incremental 2015 expenses of approximately $12.0 million to $14.0 million, of which approximately $7.0 million to $8.0 million we expect will be incurred in the first quarter of 2015. Approximately $6.5 million of expected costs to be incurred in the first quarter of 2015 are non-recurring.

Compensation and Benefits

	For the Year Ended December 31,		Period-to-Period
	2014	2013	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$327.2	$301.6	$25.6	8%
Restricted share compensation expense	23.1	7.6	15.5	204%
Total salaries, incentive compensation and benefits	350.3	309.2	41.1	13%
Change in value of Class B liability awards	—	41.9	(41.9)	(100)%
Class B award modification expense	—	287.3	(287.3)	(100)%
Amortization expense of pre-offering Class B awards	64.7	75.0	(10.3)	(14)%
Pre-offering related compensation - share-based awards	64.7	404.2	(339.5)	(84)%
Pre-offering related cash incentive compensation	—	56.8	(56.8)	(100)%
Pre-offering related bonus make-whole compensation	—	20.5	(20.5)	(100)%
Pre-offering distributions on Class B liability awards	—	65.7	(65.7)	(100)%
Pre-offering related compensation - other	—	143.0	(143.0)	(100)%
Total compensation and benefits	$415.0	$856.4	$(441.4)	(52)%
(1) Excluding restricted share compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by cash incentive compensation expense for our investment and marketing professionals. The portion of cash incentive compensation directly linked to our revenues increased by $36.3 million as a result of higher investment management fee revenue during the year ended December 31, 2014, as compared to the year ended December 31, 2013. Partially offsetting the increase was a $6.5 million decrease in severance expense and an $11.7 million decrease in incentive compensation expense related to a special incentive compensation plan for certain portfolio managers that ended on December 31, 2013.
Compensation expense related to restricted shares was $23.1 million and $7.6 million for the years ended December 31, 2014 and 2013, respectively. The increase resulted from our July 2014 grant of shares and a full year of expense on the 2013 awards. We expect restricted share expense to continue to increase as we make additional equity awards each year. The ultimate size of the expense will depend primarily on the number of shares granted and our stock price.
We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. During 2013, our board of directors approved the issuance of 1,575,157 restricted shares of Class A common stock to our employees. Total compensation expense associated with the 2013 awards is expected to be approximately $79.2 million, which is being recognized on a straight-line basis over the five-year vesting period.
During 2014, our board of directors approved the issuance of 1,444,688 restricted shares of Class A common stock to our employees. A portion of these shares will vest pro rata in the third fiscal quarter of each of the next five years. The remaining shares are career shares that will vest only upon a qualifying retirement (as defined in the award agreements). Total compensation expense associated with the 2014 awards is expected to be approximately $75.1 million, which is being recognized on a straight-line basis over the requisite service period.

As a step towards moving our annual equity grants to the first quarter of each year, in January 2015, our board of directors approved the grant of 621,000 restricted shares of Class A common stock to our employees. A portion of these shares will vest pro rata in the first fiscal quarter of each of the next five years. The remainder of the shares are career shares. Total compensation expense associated with the 2015 awards is expected to be approximately $29.5 million, which will be recognized on a straight-line basis over the requisite service period. Including that award, we expect the 2015 quarterly expense related to post-IPO equity compensation to be approximately $9 million. We do not expect to make another broad equity grant to employees until the first quarter of 2016. The amount of equity granted will vary from year to year and will be influenced by our results. From time to time, we may make individual equity grants to people we hire.

The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by an increase in the number of employees between 2013 and 2014. Total salaries, incentive compensation and benefits as a percentage of revenues was 42% and 45% for the years ended December 31, 2014 and 2013, respectively.

Pre-offering related share-based compensation expense decreased $339.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. Prior to the IPO Reorganization, our Class B share-based awards were classified as liabilities. As part of the IPO Reorganization, we amended the Class B share-based grant agreements to eliminate the cash redemption feature of the awards. From January 1, 2013, through the date of the IPO Reorganization, we incurred a $41.9 million compensation charge to record the liability awards at fair value. Immediately after the amendment of the grant agreements, we incurred a $287.3 million compensation charge as a result of the award modification. Compensation expense for these awards after the IPO Reorganization represents the amortization of the fair value of unvested awards at the date of the IPO Reorganization over the remaining vesting term. Amortization expense on pre-offering Class B awards decreased $10.3 million, as certain awards became fully vested during 2014.
Pre-offering related other compensation decreased $143.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. During the year ended December 31, 2013 we recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee-partners, and $20.5 million in compensation expense representing post-IPO profits otherwise allocable to Artisan Partners Holdings’ pre-IPO non-employee partners which was instead allocated and distributed to certain of our employee-partners.
Other operating expenses
Other operating expenses increased $16.2 million, or 18%, primarily due to a $10.7 million increase in distribution and marketing expense resulting mainly from higher average AUM and revenues sourced through intermediaries, and a $6.6 million increase in communication and technology expenses resulting mainly from an increase in information technology initiatives. Approximately $2.5 million of the distribution expense increase related to a change in the allocation of the intermediary fees between Artisan and the Artisan Funds. We expect the additional cost will eventually be at least partially offset by a reduction in intermediary fees resulting from Artisan Funds’ launch of Advisor share classes for certain Artisan Funds. The fees we pay to intermediaries with respect to the Advisor shares will be lower than the intermediary fees we pay on other classes of shares. We also expect that our communications and technology expense will continue to grow, eventually growing to approximately $6 million to $7 million per quarter.
Non-Operating Income (Loss)
The decrease in non-operating income of $72.9 million was due to a number of factors. We recognized a $49.6 million gain on the valuation of contingent value rights during the year ended December 31, 2013. The gain on the CVR was the result of an increase in our stock price from the $30.00 per share IPO price utilized in determining the initial fair value of the CVR liability to the closing price of $61.25 per share on November 6, 2013, when the CVRs were terminated. As a derivative liability, all changes in the fair value of this liability were recorded to current earnings.
Non-operating income (loss) for the year ended December 31, 2014 includes $4.2 million of expense related to the change in estimate of the payment obligation under the tax receivable agreements. Non-operating income (loss) for the year ended December 31, 2013 included net investment income of $5.1 million, compared to $0.6 million in 2014.
Launch Equity had a net loss of $4.0 million for the year ended December 31, 2014, compared to a net gain of $10.7 million for the year ended December 31, 2013. Net gains (losses) of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and offset by, net income (loss) attributable to noncontrolling interests - Launch Equity. In December 2014, we dissolved Launch Equity LP.
Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the year ended December 31, 2014 was 17.0% compared to 11.6% for the period from March 12, 2013 through December 31, 2013. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 60% and 78% of Holdings’ earnings were not subject to corporate-level taxes for the years ended December 31, 2014 and 2013, respectively. Income before income taxes includes amounts that are passed through to unit holders of Holdings and noncontrolling interest and is not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the year ended December 31, 2014, is a discrete tax benefit of $4.1 million related to the change in estimate of the payment obligation under the tax receivable agreements. This discrete tax benefit includes the impact of the change in our estimated deferred tax rate from 36.1% to 36.5% during the year ended December 31, 2014.
Prior to our IPO and IPO Reorganization in March 2013, none of Holdings’ earnings were subject to U.S. corporate-level taxes.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding increased during the year ended December 31, 2014, as a result of the stock offerings and unit exchanges, as described above under “-Factors Impacting our Results of Operations.” Basic and diluted earnings per share were negatively impacted in both years by our purchase of our preferred securities because the purchase price was greater than the equity carrying value. See Note 14, “Earnings (Loss) Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Year Ended December 31,		For the Period-to-Period
	2013	2012	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$685.8	$505.6	$180.2	36%
Operating Expenses
Total compensation and benefits	856.4	383.1	$473.3	124%
Other operating expenses	90.6	75.4	$15.2	20%
Total operating expenses	947.0	458.5	$488.5	107%
Total operating income	(261.2)	47.1	(308.3)	(655)%
Non-operating income (loss)
Interest expense	(11.9)	(11.4)	(0.5)	(4)%
Other non-operating income	65.4	7.9	57.5	728%
Total non-operating income (loss)	53.5	(3.5)	57.0	1,629%
Income before income taxes	(207.7)	43.6	(251.3)	(576)%
Provision for income taxes	26.4	1.0	25.4	2,540%
Net income before noncontrolling interests	(234.1)	42.6	(276.7)	(650)%
Less: Noncontrolling interests - Artisan Partners Holdings	(269.6)	33.8	(303.4)	(898)%
Less: Noncontrolling interests - Launch Equity	10.7	8.8	1.9	22%
Net income attributable to Artisan Partners Asset Management Inc.	$24.8	$—	$24.8
Per Share Data
Net income (loss) available to Class A common stock per basic and diluted share	$(2.04)	N/A
Weighted average basic and diluted shares of Class A common stock outstanding	13,780,378	N/A
Revenues
The increase in revenues of $180.2 million, or 36%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, was driven primarily by a $23.4 billion, or 35%, increase in our average AUM.
Our weighted average investment management fee increased to 77 basis points for the year ended December 31, 2013 from 76 basis points for the year ended December 31, 2012. Separate accounts, in the aggregate, paid a weighted average fee of 56 basis points for the years ended December 31, 2013 and 2012. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 93 basis points and 94 basis points for the years ended December 31, 2013 and 2012, respectively.
Operating Expenses
The increase in total operating expenses for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily attributable to an increase in compensation and benefits expense.

Compensation and Benefits

	For the Year Ended December 31,		Period-to-Period
	2013	2012	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$301.6	$227.3	$74.3	33%
Restricted share compensation expense	7.6	—	7.6	—%
Total salaries, incentive compensation and benefits	309.2	227.3	81.9	36%
Change in value of Class B liability awards	41.9	101.7	(59.8)	(59)%
Class B award modification expense	287.3	—	287.3	—%
Amortization expense on pre-offering Class B awards	75.0	—	75.0	—%
Pre-offering related compensation - share-based awards	404.2	101.7	302.5	297%
Pre-offering related cash incentive compensation	56.8	—	56.8	—%
Pre-offering related bonus make-whole compensation	20.5	—	20.5	—%
Pre-offering distributions on Class B liability awards	65.7	54.1	11.6	21%
Pre-offering related compensation - other	143.0	54.1	88.9	164%
Total compensation and benefits	$856.4	$383.1	$473.3	124%
(1) Excluding restricted share compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by cash incentive compensation expense for our investment and marketing professionals. The portion of cash incentive compensation directly linked to our revenues increased by $53.0 million as a result of higher investment management fee revenue during the year ended December 31, 2013 as compared to the year ended December 31, 2012. In addition, incentive compensation expense related to a special incentive compensation plan for certain portfolio managers increased by $3.1 million to $11.7 million for the year ended December 31, 2013, as the market value of the incentive compensation plan increased with improvement in the global equity markets. This incentive compensation plan provided certain portfolio managers with additional cash compensation based on the then-current value of shares of mutual funds managed by those portfolio managers over a three-year period, which ended on December 31, 2013. Severance expenses also increased by $5.3 million to $6.8 million for the year ended December 31, 2013. The remaining increase in salaries, incentive compensation and benefits expense was driven mainly by increased headcount, costs incurred in connection with the establishment of our sixth autonomous investment team and increased discretionary incentive compensation expense between 2012 and 2013.
In July 2013 our board of directors approved the first post-IPO award of restricted shares of Class A common stock to our employees. Compensation expense recognized related to the restricted shares was $7.6 million for the year ended December 31, 2013.
Total salaries, incentive compensation and benefits as a percentage of revenues remained consistent at 45% for the years ended December 31, 2013 and 2012.
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
Pre-offering related other compensation increased $88.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. During the year ended December 31, 2013 we recognized $56.8 million in compensation expense related to a cash incentive paid to certain of our portfolio managers in connection with the IPO, $65.7 million in compensation expense related to distributions of the retained earnings of Holdings made to our pre-IPO employee-partners, and $20.5 million in compensation expense representing post-IPO profits otherwise allocable to Artisan Partners Holdings’ pre-IPO non-employee partners which was instead allocated and distributed to certain of our employee-partners. Compensation expense recognized for distributions of the retained earnings of Holdings made to our pre-IPO partners totaled $54.1 million for the year ended December 31, 2012.

Other operating expenses
Other operating expenses increased $15.2 million, or 20%, primarily due to a $9.4 million increase in distribution and marketing expense related mainly to higher average AUM and revenues sourced through intermediaries. Additionally, there was an increase in general and administrative expenses primarily related to the IPO Reorganization, IPO, November 2013 offering and expenses related to preparing for our March 2014 change in control for purposes of the Investment Company Act and Investment Advisers Act. Those increases were partially offset by a decrease in general and administrative expenses, primarily because of expenses recognized in 2012 in connection with the resolution of a lawsuit.
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
Additionally, non-operating income includes investment income of $5.1 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2013 was primarily due to the sale of investments held in connection with a pre-IPO retention award for investment teams, which ended on December 31, 2013. Realized gains on the sale of those investments totaled $4.1 million and $0.5 million for the years ended December 31, 2013 and December 31, 2012, respectively.
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

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation, (2) offering related proxy expense, (3) the net gain (loss) on the valuation of contingent value rights, and (4) net gain (loss) on the tax receivable agreements. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to us. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) offering related proxy expense, (3) net gain (loss) on the valuation of contingent value rights, and (4) net gain (loss) on the tax receivable agreements. Adjusted net income also reflects income taxes assuming the vesting of all unvested shares of Class A common stock and as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of our convertible preferred stock had been exchanged for or converted into shares of our Class A common stock on a one-for-one basis. Assuming full vesting, exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to the Company, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 36.5%, 36.1%, and 35.8% for the years ended December 31, 2014, 2013 and 2012, respectively.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested shares of Class A common stock, the exchange of all outstanding limited partnership units of Artisan Partners Holdings and the conversion of all outstanding shares of our convertible preferred stock for or into shares of our Class A common stock on a one-for-one basis.

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

For the year ended December 31, 2014, the net gain on tax receivable agreements represents income resulting from the change in the valuation of amounts payable under the tax receivable agreements entered into in connection with our IPO.
For the year ended December 31, 2014, pre-offering related compensation includes only the amortization of Class B common units of Artisan Partners Holdings that were granted before and were unvested at our IPO, which closed on March 12, 2013. For the year ended December 31, 2013, pre-offering related compensation includes (1) expense resulting from cash incentive compensation payments triggered by our IPO and expenses associated with the reallocation of post-IPO profits from certain pre-IPO partners to employee-partners, (2) one-time expense resulting from the modification of the Class B common unit awards at the time of our IPO, based on the difference between the carrying value of the liability associated with the vested Class B common units immediately prior to our IPO and the value based on the offering price per share of Class A common stock in our IPO, (3) the amortization of Class B common units of Artisan Partners Holdings that were granted prior to and were unvested at our IPO and (4) the elements listed in the following sentence. For the year ended December 31, 2012, pre-offering related compensation includes (1) distributions to the Class B partners of Artisan Partners Holdings, (2) redemptions of Class B liability awards and (3) changes in the value of Class B liability awards.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Year Ended December 31,
	2014	2013	2012
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$69.6	$24.8	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	173.1	(269.6)	33.8
Add back: Provision for income taxes	48.8	26.4	1.0
Add back: Pre-offering related compensation - share-based awards	64.7	404.2	101.7
Add back: Pre-offering related compensation - other	—	143.0	54.1
Add back: Offering related proxy expense	0.1	2.9	—
Add back: Net (gain) loss on the tax receivable agreements	4.2	—	—
Less: Net gain on the valuation of contingent value rights	—	49.6	—
Less: Adjusted provision for income taxes	131.6	101.8	68.2
Adjusted net income (Non-GAAP)	$228.9	$180.3	$122.4

Average shares outstanding
Class A common shares	27.5	13.8	—
Assumed vesting, conversion or exchange of:
Class A unvested restricted shares	2.1	0.9
Convertible preferred shares outstanding	0.4	2.3	—
Artisan Partners Holdings units outstanding (noncontrolling interest)	42.2	53.9	—
Adjusted shares	72.2	70.9	N/A

Adjusted net income per adjusted share (Non-GAAP)	$3.17	$2.54	N/A

Operating income (loss) (GAAP)	$306.9	$(261.2)	$47.1
Add back: Pre-offering related compensation - share-based awards	64.7	404.2	101.7
Add back: Pre-offering related compensation - other	—	143.0	54.1
Add back: Offering related proxy expense	0.1	2.9	—
Adjusted operating income (Non-GAAP)	$371.7	$288.9	$202.9

Adjusted operating margin (Non-GAAP)	44.9%	42.1%	40.1%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$69.6	$24.8	$—
Add back: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	173.1	(269.6)	33.8
Add back: Pre-offering related compensation - share-based awards	64.7	404.2	101.7
Add back: Pre-offering related compensation - other	—	143.0	54.1
Add back: Offering related proxy expense	0.1	2.9	—
Add back: Net (gain) loss on the tax receivable agreements	4.2	—	—
Less: Net gain on the valuation of contingent value rights	—	49.6	—
Add back: Interest expense	11.6	11.9	11.4
Add back: Provision for income taxes	48.8	26.4	1.0
Add back: Depreciation and amortization	3.2	3.2	2.4
Adjusted EBITDA (Non-GAAP)	$375.3	$297.2	$204.4

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of December 31, 2014 and December 31, 2013. The data presented excludes Launch Equity’s cash and cash equivalents and accounts receivable as these assets were not sources of liquidity for us.

	December 31, 2014	December 31, 2013
	(in millions)
Cash and cash equivalents	$182.3	$211.8
Accounts receivable	$69.4	$64.1
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. We also maintain a $100.0 million revolving credit facility, which was unused as of and for the year ended December 31, 2014.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. We used the proceeds of the notes and $90.0 million drawn from the revolving credit facility to prepay the entire then-outstanding principal amount of our $400 million term loan. The notes are comprised of three series, each with a balloon payment at maturity. In connection with the IPO, we paid all of the $90.0 million outstanding principal amount of loans under the revolving credit facility. See Note 6, “Borrowings” in the Notes to the Consolidated Financial Statements in Item 8 of this report for a discussion of the interest rates charged on our borrowings.
These borrowings contain certain customary covenants including limitations on Artisan Partners Holdings’ ability to: (i) incur additional indebtedness or liens, (ii) engage in mergers or other fundamental changes, (iii) sell or otherwise dispose of assets including equity interests, and (iv) make dividend payments or other distributions to Artisan Partners Holdings’ partners (other than, among others, tax distributions paid to partners for the purpose of funding tax liabilities attributable to their interests) when a default occurred and is continuing or would result from such a distribution. In addition, a change of control (as defined in the agreements) is an event of default under the revolving credit agreement and requires that Artisan Partners Holdings offer to prepay all of the notes under the note purchase agreement.
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:

•
leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2014 was 0.5 to 1.00); and

•
interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2014 was 36.41 to 1.00).

Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations.
Distributions and Dividends
During 2014, APAM paid total dividends of $3.83 per share of Class A common stock and $3.81 per share of convertible preferred stock. In addition, in the first quarter of 2015, our board of directors declared a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.95 per share of Class A common stock, both to be paid on February 27, 2015 to shareholders of record as of the close of business on February 13, 2015.
Subject to board approval each quarter, we expect to pay a quarterly dividend of $0.60 per share of Class A common stock during 2015. After the end of each year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.

During 2014, Artisan Partners Holdings distributed $427.2 million to holders of its partnership units, including us. On February 2, 2015, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $79.4 million payable by Artisan Partners Holdings on February 27, 2015 to holders of its partnership units, including us, of record on February 13, 2015.

Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $489.2 million liability as of December 31, 2014. The $489.2 million liability represents 85% of the tax benefits we expect to realize from the merger of an entity into us as part of the IPO Reorganization, our purchase of partnership units from certain of our investors in 2013 and 2014 and exchanges of partnership units by certain of our investors in 2014. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.
The liability will increase upon future redemptions of partnership units or exchanges of partnership units for our Class A common stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the redemptions or exchanges. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM actually realizes in respect of the attributes to which the TRAs relate.
The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of redemptions or exchanges, the price of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2014, payments of $4.6 million were made in accordance with the TRA agreements. We expect to make payments of approximately $20.0 million related to the TRAs in 2015.
Cash Flows

	For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash as of January 1	$211.8	$141.2	$127.0
Net cash provided by (used in) operating activities	398.1	112.1	130.0
Net cash provided by (used in) investing activities	(7.8)	8.7	(1.0)
Net cash provided by (used in) financing activities	(419.8)	(50.2)	(114.8)
Balance as of Cash as of December 31,	$182.3	$211.8	$141.2
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating activities provided net cash of $398.1 million and $112.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily driven by IPO Reorganization payments made in 2013 and higher operating income in 2014. In the first quarter of 2013, we paid $56.8 million of IPO-related cash incentive compensation payments and $65.7 million in Class B distributions. For the year ended December 31, 2014, compared to the year ended December 31, 2013, our operating income, excluding share-based and pre-offering related compensation expenses, increased $101.2 million. Timing differences in working capital accounts also increased our operating cash flows by $27.5 million in 2014, compared to 2013.
Transactions associated with Launch Equity provided net operating cash of $46.5 million and used net operating cash of $3.2 million during the years ended December 31, 2014, and 2013, respectively. The net cash provided by operating activities in 2014 was the result of the sale of Launch Equity’s investments as part of its dissolution. Nearly all of Launch Equity’s cash flows are attributable to non-controlling interests.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $7.8 million and provided net cash of $8.7 million for the years ended December, 2014 and 2013, respectively.
The increase in net cash used in investing activities was primarily due to the acquisition of property and equipment and leasehold improvements of $9.6 million during the year ended December 31, 2014, compared to $3.2 million of such acquisitions during the year ended December 31, 2013. In addition, there was a $10.4 million decrease in the proceeds from the sale of investment securities, net of investment security purchases.

Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO and follow-on offerings, and payments to purchase APAM convertible preferred stock and Holdings partnership units in connection with these offerings. Financing activities used net cash of $419.8 million and $50.2 million for the years ended December 31, 2014 and 2013, respectively. This increase in net cash used by financing activities was primarily the result of net proceeds of $353.4 million provided by the IPO in March 2013. The cash provided by the IPO in 2013 was offset by $224.8 million in distributions to our non-employee partners, a $90.0 million payment of principal outstanding under our revolving credit arrangement, payments of $76.3 million for the purchase of Class A common units in connection with the IPO and $14.6 million of dividends paid to APAM shareholders.
For the year ended December 31, 2014, net cash used in financing activities was primarily driven by $266.8 million of Holdings’ distributions to non-controlling interests, $99.8 million of dividends paid to APAM shareholders, and $4.6 million of payments made in accordance with the TRA agreements. All of the proceeds provided by the 2014 Follow-On Offering were used to purchase shares of our convertible preferred stock and partnership units, as described under “-Organizational Structure”.
Launch Equity’s limited partners contributed $3.0 million and $3.2 million of additional capital to Launch Equity during the years ended December 31, 2014 and 2013, respectively. In December 2014, Launch Equity was liquidated, and $49.5 million of capital was distributed, almost entirely to non-controlling interests.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating activities provided net cash of $112.1 million and $130.0 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net cash provided by operating activities was primarily driven by $56.8 million of IPO-related cash incentive compensation payments, an $11.6 million increase in Class B distributions, and a $15.9 million increase in cash paid for taxes. Timing differences in working capital accounts also decreased our operating cash flows by $26.5 million in 2013 compared to 2012. The decrease was partially offset by a $90.6 million increase in operating income, excluding share based compensation expenses.
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
Financing activities consist primarily of partnership distributions to partners, payments of principal on our revolving credit arrangement, proceeds from the issuance of Class A common stock in the IPO and 2013 Follow-On Offering, and payments to purchase Class A common units and preferred units in connection with the IPO and 2013 Follow-On Offering. Financing activities used net cash of $50.2 million and $114.8 million for the year ended December 31, 2013 and 2012, respectively. This decrease in net cash used in financing activities was primarily the result of net proceeds of $353.4 million from the IPO. The cash provided by the IPO was offset by $224.8 million of profits distributions to partners of Artisan Partners Holdings, a $90.0 million payment of principal outstanding under our revolving credit arrangement, a payment of $76.3 million in connection with the IPO to purchase Class A common units from certain of our initial investors and $14.6 million in dividends paid to shareholders of Class A common stock. Our financing activities during the year ended December 31, 2012, consisted of an $80.9 million profits distribution to our non-employee partners, $324.8 million of principal payments made on our note payable, partially offset by $200.0 million in proceeds received from the issuance of unsecured notes and $90.0 million drawn from the revolving credit facility.
Launch Equity’s limited partners contributed $3.2 million and $5.0 million of additional capital to Launch Equity during the years ended December 31, 2013 and 2012, respectively. Nearly all of Launch Equity’s capital is attributable to non-controlling interests.

Certain Contractual Obligations
The following table sets forth our contractual obligations under certain contracts as of December 31, 2014.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on borrowings	$200.0	$—	$60.0	$50.0	$90.0
TRAs (a)	489.2	—	—	—	—
Interest payable	64.6	11.1	22.0	15.8	15.7
Lease obligations	77.2	9.6	18.1	15.9	33.6
Partnership redemption payable	14.3	8.7	5.6	—	—
Total Contractual Obligations	$845.3	$29.4	$105.7	$81.7	$139.3
(a) The estimated payments under the TRAs as of December 31, 2014 are described above under “Liquidity and Capital Resources”. However, amounts payable under the TRAs will increase upon exchanges or redemptions of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “-Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to pay approximately $20.0 million related to the TRAs in 2015.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2014.
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
We have determined that Artisan Partners Launch Equity LP, or Launch Equity, which began operations on July 25, 2011 and was dissolved in December 2014, was a VIE. Our equity investment in the fund represented our variable interest in the fund. Additionally, we had the right to receive management and incentive fees for the services we provided as investment adviser to Launch Equity, which were considered variable interests. The limited partners of Launch Equity were certain of our employees and former employees, and thus were related parties to us. We determined that Launch Equity was a VIE pursuant to ASC 810-10-15-14(c), because (i) the voting rights of the limited partners were not proportional to their obligations to absorb expected losses and rights to receive expected residual returns and (ii) substantially all of Launch Equity’s activities either involved or were conducted on behalf of the limited partners (the investors that have disproportionately few voting rights) and their related parties (including us). We concluded we were the primary beneficiary of Launch Equity for this purpose as we were the member of the related party group that was most closely associated with it. Although we had only a minimal equity investment in Launch Equity, as the general partner, we controlled Launch Equity’s management and affairs. In addition, the fund was designed to attract third party investors to provide an economic benefit to us in the form of quarterly management fees and an annual incentive fee based upon the net capital appreciation of the fund. Also, in the ordinary course of business, we chose to waive certain fees or assume operating expenses of the fund. As a result, we concluded we were the primary beneficiary of Launch Equity. The results of Launch Equity prior to its dissolution are included in our consolidated financial results.
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
Revenue Recognition
Investment management fees are generally computed as a percentage of daily average assets under management and recognized as earned. Fees for providing investment management services are computed and billed in accordance with the provisions of the applicable investment management agreements, generally on a monthly or quarterly basis. The investment management agreements for a small number of accounts provide for performance-based fees. Performance-based fees, if earned, are recognized on the contractually determined measurement date. Interest and dividend income is recognized when earned. Performance fees generally are not subject to clawback as a result of performance declines subsequent to the most recent measurement date. Investment management fees are presented net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2014, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.
Payments pursuant to the Tax Receivable Agreements (“TRAs”)
Under the TRAs, which we entered into as part of the IPO Reorganization, Artisan Partners Asset Management is obligated to pay to the counterparties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Artisan Partners Asset Management actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of the merger of an entity into us as part of the IPO Reorganization, our purchase of partnership units from certain of our investors in 2013 and 2014 and exchanges of partnership units by certain of our investors in 2014, and future purchases or exchange of partnership units. We have recorded a liability of $489.2 million at December 31, 2014 related to those expected payment obligations. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
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
The value of our assets under management was $107.9 billion as of December 31, 2014. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $83.1 million at our current weighted average fee rate of 77 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $100.4 million at the Artisan Funds weighted average fee of 93 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $59.4 million at the current weighted average fee rate across all of our separate accounts of 55 basis points.
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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned was $6.7 million as of December 31, 2014. We invested in certain of Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $0.7 million at December 31, 2014. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.
Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $107.9 billion as of December 31, 2014. As of December 31, 2014, approximately 45% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 42% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not often hedge an investment portfolio’s exposure to a non-U.S. currency.

However, we routinely purchase and sell foreign currencies in order to reduce or eliminate the impact of currency fluctuation in connection with particular client transactions, such as the purchase and sale of a portfolio security. We have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 42% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $4.5 billion, which would cause an annualized increase or decrease in revenues of approximately $34.6 million at our current weighted average fee rate of 77 basis points.
Interest Rate Risk
At certain times, we invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2014, we invested $44.0 million of our available cash in money market funds that invested solely in U.S. Treasuries. Given the current low yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Borrowings under our notes and revolving credit agreement bear interest as described under “-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2014, there were no borrowings outstanding under the revolving credit agreement.
Our High Income strategy invests in fixed income securities. The values of debt instruments held by the strategy may fall in response to increases in interest rates, which would reduce our revenues.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of Artisan Partners Asset Management Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Artisan Partners Asset Management Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 25, 2015

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amounts)

	At December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$182,284	$211,839
Cash and cash equivalents of Launch Equity	—	19,156
Accounts receivable	69,361	64,110
Accounts receivable of Launch Equity	—	7,428
Investment securities	6,712	7,804
Investment securities of Launch Equity	—	63,364
Prepaid expenses	5,892	4,785
Property and equipment, net	16,594	8,760
Restricted cash	925	1,185
Deferred tax assets	562,396	187,907
Other	5,288	5,060
Total assets	$849,452	$581,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$21,934	$18,828
Accrued incentive compensation	12,973	3,580
Deferred lease obligations	3,608	3,515
Borrowings	200,000	200,000
Class B redemptions payable	14,284	23,026
Amounts payable under tax receivable agreements	489,154	160,663
Payables of Launch Equity	—	7,485
Securities sold, not yet purchased of Launch Equity	—	31,990
Total liabilities	$741,953	$449,087
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 34,238,131 and 19,807,436 shares outstanding at December 31, 2014 and December 31, 2013, respectively)	342	198
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 21,463,033 and 25,271,889 shares outstanding at December 31, 2014 and December 31, 2013, respectively)	215	253
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 17,226,379 and 25,206,554 shares outstanding at December 31, 2014 and December 31, 2013, respectively)	172	252
Convertible preferred stock ($0.01 par value per share, 15,000,000 shares authorized, 0 and 1,198,128 shares outstanding at December 31, 2014 and December 31, 2013, respectively)	—	34,909
Additional paid-in capital	93,524	6,388
Retained earnings	16,417	1,401
Accumulated other comprehensive income (loss)	206	378
Total stockholders’ equity	110,876	43,779
Noncontrolling interest - Artisan Partners Holdings	(3,377)	38,060
Noncontrolling interest - Launch Equity	—	50,472
Total equity	$107,499	$132,311
Total liabilities and equity	$849,452	$581,398
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenues
Management fees	$827,651	$683,322	$503,954
Performance fees	1,050	2,519	1,624
Total revenues	$828,701	$685,841	$505,578
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	350,302	309,163	227,258
Pre-offering related compensation - share-based awards	64,664	404,160	101,682
Pre-offering related compensation - other	—	143,035	54,153
Total compensation and benefits	414,966	856,358	383,093
Distribution and marketing	49,132	38,398	28,990
Occupancy	11,255	10,476	9,251
Communication and technology	21,002	14,426	13,240
General and administrative	25,443	27,387	23,917
Total operating expenses	521,798	947,045	458,491
Total operating income (loss)	306,903	(261,204)	47,087
Non-operating income (loss)
Interest expense	(11,572)	(11,869)	(11,442)
Net gains (losses) of Launch Equity	(3,964)	10,623	8,817
Loss on debt extinguishment	—	—	(827)
Net gain on the valuation of contingent value rights	—	49,570	—
Net investment income	681	5,138	740
Net loss on the tax receivable agreements	(4,187)	—	—
Other non-operating income (loss)	(282)	—	(751)
Total non-operating income (loss)	(19,324)	53,462	(3,463)
Income (loss) before income taxes	287,579	(207,742)	43,624
Provision for income taxes	48,829	26,390	1,047
Net income (loss) before noncontrolling interests	238,750	(234,132)	42,577
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	173,085	(269,562)	33,760
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	(3,964)	10,623	8,817
Net income attributable to Artisan Partners Asset Management Inc.	$69,629	$24,807	$—

	January 1, 2014 to December 31, 2014	March 12, 2013 to December 31, 2013
Basic and diluted earnings (loss) per share	$(0.37)	$(2.04)
Basic and diluted weighted average number of common shares outstanding	27,514,394	13,780,378
Dividends declared per Class A common share	$3.83	$0.86
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Comprehensive Income (Loss) (U.S. dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income (loss) before noncontrolling interests	$238,750	$(234,132)	$42,577
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized holding gain (loss) on investment securities, net of tax of ($16), $171 and $0, respectively	(241)	3,655	2,335
Less: reclassification adjustment for net gains included in net income	295	4,119	497
Net unrealized gain (loss) on investment securities	(536)	(464)	1,838
Foreign currency translation gain (loss)	(510)	197	133
Total other comprehensive income (loss)	(1,046)	(267)	1,971
Comprehensive income (loss)	237,704	(234,399)	44,548
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	172,211	(270,207)	35,731
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	(3,964)	10,623	8,817
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$69,457	$25,185	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders' Equity (U.S. dollars in thousands)

	Common Stock	Convertible Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest - Artisan Partners Holdings	Noncontrolling interest - Launch Equity	Total Equity (Deficit)	Redeemable Preferred Units
Balance at January 1, 2012	$—	$—	$—	$—	$—	$(664,259)	$23,167	$(641,092)	$357,194
Net income	—	—	—	—		33,760	8,817	42,577	—
Other comprehensive income	—	—	—	—	—	1,971	—	1,971	—
Change in noncontrolling interest in consolidated entities, net	—	—	—	—	—	—	4,715	4,715	—
Partnership distributions	—	—	—	—	—	(80,886)	—	(80,886)	—
Balance at December 31, 2012	$—	$—	$—	$—	$—	$(709,414)	$36,699	$(672,715)	$357,194
Net income (loss)	—	—	—	—	—	(434,342)	$—	(434,342)	$—
Other comprehensive income	—	—	—	—	—	1,065	$—	1,065	$—
Partnership distributions	—	—	—	—	—	(100,514)	$—	(100,514)	$—
Modifications of equity award and other pre-offering related compensation	—	—	—	—	—	572,471	$—	572,471	$—
Modification of redeemable preferred units	—	—	—	—	—	357,194	$—	357,194	$(357,194)
Initial establishment of contingent value right liability	—	—	—	—	—	(55,440)	$—	(55,440)	$—
Capital redemption	—	—	—	—	—	(16)	$—	(16)	$—
Balance at March 12, 2013	$—	$—	$—	$—	$—	$(368,996)	$36,699	$(332,297)	$—

IPO proceeds	—	—	—	—	—	353,414	—	353,414	—
Attribution of noncontrolling interest at IPO	674	74,748	(58,365)	—	662	(17,719)	—	—	—
Redemption of partnership units	—	—	—	—	—	(76,319)	—	(76,319)	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	36,799	—	—	—	—	36,799	—
Net income (loss)	—	—	—	24,807	—	164,780	10,623	200,210	—
Other comprehensive income - foreign currency translation	—	—	—	—	134	390	—	524	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	(250)	(1,293)	—	(1,543)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(50,312)	—	(168)	50,167	—	(313)	—
Capital contribution	—	—	—	—	—	—	3,150	3,150	—
Amortization of equity-based compensation	—	—	20,365	—	—	62,581	—	82,946	—
Forfeitures	(1)	—	1	—	—	—	—	—	—
Issuance of restricted stock awards	16	—	(16)	—	—	—	—	—	—
Issuance of class A common stock, net of issuance costs	55	—	295,447	—	—	—	—	295,502	—
Purchase of convertible preferred stock and subsidiary equity	(41)	(39,839)	(237,531)	(8,785)	—	(4,689)	—	(290,885)	—
Distributions	—	—	—	—	—	(124,256)	—	(124,256)	—
Dividends	—	—	—	(14,621)	—	—	—	(14,621)	—
Balance at December 31, 2013	$703	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311	$—

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders' Equity, continued (U.S. dollars in thousands)

	Common Stock	Convertible Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest - Artisan Partners Holdings	Noncontrolling interest - Launch Equity	Total Equity (Deficit)	Redeemable Preferred Units
Balance at January 1, 2014	$703	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311	$—
Net income (loss)	—	—	—	69,629	—	173,085	(3,964)	238,750	—
Other comprehensive income - foreign currency translation	—	—	—	—	(255)	(255)	—	(510)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	(175)	(243)	—	(418)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(10,481)	—	258	10,105	—	(118)	—
Capital contribution	—	—	—	—	—	—	2,980	2,980	—
Capital redemption	—	—	—	—	—	—	(49,488)	(49,488)
Amortization of equity-based compensation	—	—	36,175	—	—	52,081	—	88,256	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	64,520	—	—	—	—	64,520	—
Issuance of Class A common stock, net of issuance costs	111	—	552,178	—	—	—	—	552,289	—
Issuance of restricted stock awards	14	—	(14)	—	—	—	—	—
Employee net share settlement	—	—	(136)	—	—	(166)	—	(302)
Purchase of equity and subsidiary equity	(85)	(21,652)	(533,204)	—	—	812	—	(554,129)	—
Conversion of preferred stock and exchange of subsidiary equity	(14)	(13,257)	23,289	—	—	(10,018)	—	—	—
Distributions	—	—	—	—	—	(266,838)	—	(266,838)	—
Dividends	—	—	(45,191)	(54,613)	—	—	—	(99,804)	—
Balance at December 31, 2014	$729	$—	$93,524	$16,417	$206	$(3,377)	$—	$107,499	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss) before noncontrolling interests	$238,750	$(234,132)	$42,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,250	3,225	2,401
Deferred income taxes	17,569	9,384	—
Reinvested dividends	(364)	(1,019)	(188)
Net gain on the valuation of contingent value rights	—	(49,570)	—
Capital gains on the sale of investments, net	(295)	(4,119)	(551)
Net loss on the tax receivable agreements	4,187	—	—
(Gains) losses of Launch Equity, net	3,964	(10,623)	(8,817)
Proceeds from sale of investments by Launch Equity	147,862	146,967	60,025
Purchase of investments by Launch Equity	(120,272)	(140,664)	(59,763)
Loss on disposal of property and equipment	362	16	51
Loss on interest rate swap	—	—	69
Loss on debt extinguishment	—	—	827
Amortization of debt issuance costs	448	448	631
Share-based compensation	88,256	655,417	—
Excess tax benefit on share-based awards	(1,114)	—	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	18,919	(9,453)	(4,870)
Accounts receivable	(5,599)	(17,739)	(6,605)
Prepaid expenses and other assets	(1,607)	(1,966)	(1,845)
Accounts payable and accrued expenses	12,638	(2,405)	11,396
Class B liability awards	(8,742)	(231,480)	93,422
Deferred lease obligations	(136)	(121)	1,296
Net cash provided by operating activities	398,076	112,166	130,056
Cash flows from investing activities
Acquisition of property and equipment	(4,797)	(2,359)	(2,744)
Leasehold improvements	(4,822)	(832)	(2,721)
Proceeds from sale of property and equipment	4	—	—
Proceeds from sale of investment securities	11,610	16,932	4,598
Purchase of investment securities	(10,031)	(5,000)	—
Change in restricted cash	260	—	(145)
Net cash provided by (used in) investing activities	(7,776)	8,741	(1,012)

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows, continued (U.S. dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from financing activities
Partnership distributions	(266,838)	(224,786)	(80,886)
Dividends paid	(99,804)	(14,621)	—
Interest rate swap	—	—	(1,135)
Change in other liabilities	(66)	(63)	(173)
Payment of debt issuance costs	—	—	(2,573)
Principle payments on note payable	—	—	(324,789)
Proceeds from draw on revolving credit facility	—	—	90,000
Proceeds from issuance of notes payable	—	—	200,000
Repayment under revolving credit facility	—	(90,000)	—
Payment of amounts owed under the tax receivable agreements	(4,645)	—	—
Net proceeds from issuance of common stock	554,129	653,335	—
Payment of costs directly associated with the issuance of Class A common stock	(2,806)	(4,168)	—
Purchase of preferred stock and subsidiary equity	(554,129)	(296,755)
Purchase of Class A common units	—	(76,319)	—
Taxes paid related to employee net share settlement	(302)	—	—
Capital invested into Launch Equity	2,980	3,150	5,000
Capital distributed by Launch Equity	(49,488)	—	(285)
Excess tax benefit on share-based awards	1,114	—	—
Net cash provided by (used in) financing activities	(419,855)	(50,227)	(114,841)
Net increase (decrease) in cash and cash equivalents	(29,555)	70,680	14,203
Cash and cash equivalents
Beginning of period	211,839	141,159	126,956
End of period	$182,284	$211,839	$141,159
Supplementary information
Noncash activity:
Issuance of preferred stock	$—	$74,748	$—
Establishment of deferred tax assets - IPO	—	73,574	—
Establishment of amounts payable under tax receivable agreements - IPO	—	55,358	—
Establishment of deferred tax assets - Post-IPO	392,058	123,888	—
Establishment of amounts payable under tax receivable agreements - Post-IPO	328,667	105,305	—
Establishment of contingent value rights	—	55,440	—
Cash paid for:
Interest on borrowings	$11,108	$11,423	$6,593
Interest on interest rate swap	—	—	985
Income tax	30,685	16,449	541

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management, Inc. (“APAM” or “Artisan”) is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan has six autonomous investment teams that oversee fourteen distinct U.S., non-U.S. and global investment strategies.
Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates. Artisan offers its investment management services primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have long-term investment horizons.
Organization
On March 12, 2013, APAM completed its initial public offering (the “IPO”). APAM was formed for the purpose of becoming the general partner of Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”) in connection with the IPO. Holdings is a holding company for the investment management business conducted under the name “Artisan Partners”. The partnership interests in Holdings consist of GP units, Class A, B, D and E common units. The reorganization (“IPO Reorganization”) established the necessary corporate structure to complete the IPO while at the same time preserving the ability of the firm to conduct operations through Holdings and its subsidiaries. See Note 2, “Reorganization and IPO” for more information on the reorganization and IPO.
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At December 31, 2014, APAM’s total economic interest in Holdings approximated 47% of Holdings’ economics. APAM has been allocated a part of Holdings’ net income since March 12, 2013, when it became Holdings’ general partner.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC (“AIGP”), controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds” or the “Funds”) and Artisan Partners Global Funds PLC (“Artisan Global Funds”). Artisan Funds are a series of fourteen open-end, diversified mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS.

Artisan Partners Distributors LLC (“APDLLC”) is a wholly-owned subsidiary of Holdings. APDLLC is a limited purpose broker/dealer registered with the Financial Industry Regulatory Authority that serves as distributor of the shares of Artisan Funds and Artisan Global Funds and does not execute trades on behalf of clients. APDLLC is subject to the net capital requirements pursuant to Rule 15c3-1 of the Securities Exchange Act of 1934. At December 31, 2014, APDLLC had a ratio of aggregate indebtedness to net capital of 32% and net capital was $132 thousand, which was $107 thousand in excess of its required net capital of $25 thousand.

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
Note 2. Reorganization and IPO
Reorganization
In connection with the IPO, APAM and Holdings entered into a series of transactions in order to reorganize their capital structures and complete the IPO. The reorganization transactions included, among others, the following:

•	Appointment of APAM as the sole general partner of Holdings.

•
Modification of APAM’s capital structure into three classes of common stock and a series of convertible preferred stock. Shares of Class B common stock, Class C common stock and convertible preferred stock were issued to pre-IPO partners of Holdings. A description of these shares is included in Note 10, “Stockholders’ Equity”.

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

•
Entry by APAM into two tax receivable agreements (“TRAs”), one with the pre-merger shareholder of H&F Corp and the other with each limited partner of Holdings. Pursuant to the first TRA, APAM will pay to the counterparty a portion of certain tax benefits realized by APAM as a result of the H&F Corp Merger. Pursuant to the second TRA, APAM will pay to the counterparties a portion of certain tax benefits realized by APAM as a result of the purchase or exchange of Holdings limited partner units. The TRAs are further described in Note 3, “Summary of Significant Accounting Policies — Tax Receivable Agreements”.
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

Modification of Artisan Partners Holdings’ Units
As part of the IPO Reorganization, the limited partner units of Holdings were modified. In addition to modification of the voting and other rights with respect to each class of units, the following modifications were made to the Class B common units and the preferred units:

•
The Class B common units of Holdings, which are held by employee-partners, were modified to eliminate a cash redemption feature. Prior to the reorganization, the terms of the Class B unit award agreements required Holdings to redeem the units from a holder whose employment by Artisan had been terminated. As a result of the redemption feature, Artisan was required to account for the Class B units as liability awards. At the time of the IPO, the amount of the liability was increased to $552.0 million to reflect the value implied by the IPO valuation. Thereafter, as a result of the elimination of the redemption feature, Artisan reclassified the entire liability to equity. The vesting of Class B awards that were unvested at the time of the reorganization is reflected as “Pre-offering related compensation — share-based awards” over the remaining vesting period (see Note 11, “Compensation and Benefits”).

•
The preferred units of Holdings were modified to eliminate the associated put right. In exchange for the elimination of the put right, Holdings issued Partnership CVRs to the holders of the preferred units. The CVRs were classified as liabilities and the preferred units were reclassified to permanent equity after the modification. As discussed above, in conjunction with the H&F Corp Merger, APAM received modified preferred units and partnership CVRs and issued to the shareholder of H&F Corp convertible preferred stock and APAM CVRs. For each outstanding APAM CVR, APAM held one Partnership CVR. The convertible preferred stock and APAM CVRs issued were recorded at the carryover basis of the preferred units and Partnership CVRs originally held by H&F Corp. On November 6, 2013, all of the CVRs were terminated without any payment by APAM or Holdings.

IPO and Use of Proceeds
The net proceeds from the IPO were $353.4 million. In connection with the IPO, Artisan used cash on hand to make cash incentive payments aggregating $56.8 million to certain of its portfolio managers. Artisan used a portion of the IPO net proceeds, combined with remaining cash on hand, for the following:

•	to pay distributions of retained profits in the aggregate amount of $105.3 million to the pre-IPO partners of Holdings;

•	to repay $90.0 million outstanding under Holdings’ revolving credit agreement (see Note 6, “Borrowings”); and

•	to purchase for $76.3 million an aggregate of 2,720,823 Class A common units from certain Class A limited partners of Holdings.

Artisan used the remaining proceeds for general corporate purposes.
2013 Follow-On Offering
On November 6, 2013, APAM completed a registered public offering of 5,520,000 shares of Class A common stock (the “2013 Follow-On Offering”) and utilized the entire $296.8 million of net proceeds to purchase 4,152,665 preferred units of Artisan Partners Holdings, APAM’s direct subsidiary, and 1,367,335 shares of APAM convertible preferred stock. The offering and subsequent purchase of shares and units had following impact on the consolidated financial statements:

•	The CVRs were terminated and the associated $5.9 million liability was eliminated.

•
APAM received 5,520,000 GP units of Holdings, which increased APAM’s ownership interest in Holdings from 24% to 29%. See Note 8, “Noncontrolling interest - Holdings” for the financial statement impact of changes in ownership.

•
APAM’s purchase of Holdings’ preferred units with a portion of the net proceeds resulted in an increase to deferred tax assets of approximately $123.9 million and an increase in amounts payable under tax receivable agreements of approximately $105.3 million.

•
The purchase price of the convertible preferred stock exceeded its carrying value on APAM’s consolidated balance sheet by $32.2 million, which is considered a deemed dividend and is subtracted from net income to calculate income available to common stockholders in the calculation of earnings per share. The purchase of the preferred units resulted in a similar deemed dividend, which reduced net income available to common stockholders by $19.5 million in the calculation of earnings per share.

2014 Follow-On Offering
On March 12, 2014, APAM completed a registered public offering of 9,284,337 shares of Class A common stock (the “2014 Follow-On Offering”) and utilized all of the net proceeds to purchase an aggregate of 6,284,337 common units and 2,256,883 preferred units of Artisan Partners Holdings and 743,117 shares of APAM’s convertible preferred stock, at a price per unit or share, as applicable, equal to $62.00 less the underwriting discount per share. The offering and subsequent purchase of shares and units had the following impact on the consolidated financial statements:

•
APAM received 9,284,337 GP units of Holdings, and APAM’s ownership interest in Holdings increased from 29% to 41%. See Note 8, “Noncontrolling interest - Holdings” for the financial statement impact of changes in ownership.

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

Holdings Unit Exchanges

On June 16, 2014, affiliates of Hellman & Friedman LLC (the “H&F Funds”) elected to convert 455,011 shares of convertible preferred stock into, and exchange 1,381,887 preferred units of Holdings for, a total of 1,836,898 shares of APAM’s Class A common stock (the “H&F Conversion”). The H&F Funds subsequently sold all 1,836,898 shares of Class A common stock. After the H&F Conversion, there were no longer any outstanding APAM convertible preferred shares or Holdings preferred units.

Certain limited partners of Artisan Partners Holdings have exchanged common units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock on a one-for-one basis (the “Holdings Common Unit Exchanges”). The following exchanges occurred during the year ended December 31, 2014:

•	171,125 Class A common units were exchanged for Class A common stock on June 2, 2014.

•	1,567,968 Class A common units were exchanged for Class A common stock on August 25, 2014.

•	10,260 Class B common units were exchanged for Class A common stock on August 25, 2014.

•	116,571 Class A common units were exchanged for Class A common stock on December 1, 2014.

The H&F Conversion and Holdings Common Unit Exchanges increased APAM’s ownership interest in Holdings, and resulted in a combined increase to deferred tax assets of approximately $99.3 million and an increase in amounts payable under tax receivable agreements of approximately $84.4 million.
Note 3. Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and related rules and regulations of the SEC. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates or assumptions.
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
Artisan’s wholly-owned subsidiary, Artisan Partners Alternative Investments GP LLC, was the general partner of Artisan Partners Launch Equity LP (“Launch Equity”), a private investment partnership that was considered a VIE. Launch Equity was considered an investment company and therefore accounted for under Accounting Standard Codification Topic (“ASC”) 946, “Financial Services – Investment Companies”. Artisan had retained the specialized industry accounting principles of this investment company in its consolidated financial statements. Launch Equity was liquidated and dissolved in December 2014. See Note 9, “Variable and Voting Interest Entities” for additional details.
The Company makes initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, APAM consolidates the investment, and the underlying individual securities are accounted for as trading securities.

Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments, as described below under “-Investment Securities”. APAM does not have a controlling financial interest in any of the funds in which it has made a seed investment.
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
Cash and cash equivalents of Launch Equity
Cash and cash equivalents of Launch Equity represent cash and equivalents of Launch Equity, a private investment partnership that was considered a VIE. Launch Equity defined cash and cash equivalents as highly liquid investments which had original maturities of 60 days or less. Cash and cash equivalents of Launch Equity are stated at cost, which approximates fair value. See Note 9, “Variable and Voting Interest Entities”, for additional details.
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

Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment management fees that have been earned, but not yet received from clients. Due to the short-term nature and liquidity of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2014, 2013 and 2012.
Accounts receivable of Launch Equity
Accounts receivable of Launch Equity represented the value of securities sold by Launch Equity but not yet settled. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Investment securities
Investment securities consist of investments in mutual funds for which Artisan is the investment adviser and are classified as available-for-sale. These securities include securities held in connection with an incentive compensation plan established during 2011. This incentive compensation plan provided certain portfolio managers with additional cash compensation over a three-year period based on the then-current value of the investment securities, which were shares of mutual funds managed by such portfolio managers. As of December 31, 2013, the plan ended and all related investment securities were sold. Investments provide exposure to various risks, including price risk (the risk of a potential future decline in value of the investment) and foreign currency risk. Investments in registered mutual funds are carried at fair value at their respective net asset values as of the valuation date.
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
Investment securities of Launch Equity
Investment securities of Launch Equity represented investments held by Launch Equity. The carrying value of Launch Equity’s investments was also their fair value. Long and short positions in equity securities were valued based upon closing market prices of the security on the principal exchange on which the security is traded. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Property and equipment
Property and equipment are carried at cost, less accumulated depreciation. Depreciation is generally recognized on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Depreciation for leasehold improvements is recognized over the applicable life of the asset class, typically the lesser of the economic useful life of the improvement or the remaining term of the lease. Property and equipment is tested for impairment when there is an indication that the carrying amount of an asset may not be recoverable. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess, if any, of the carrying value of the asset over its fair value.
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

Payables of Launch Equity
Payables of Launch Equity represented payables for securities purchased by Launch Equity but not yet settled. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Securities sold, not yet purchased of Launch Equity
Securities sold, not yet purchased of Launch Equity represented securities, at fair value, sold short by Launch Equity. See Note 9, “Variable and Voting Interest Entities”, for additional details.
Revenue recognition
Investment management fees are generally computed as a percentage of average daily assets under management and recognized as earned. Fees for providing investment advisory services are computed and billed in accordance with the provisions of the applicable investment management agreements, generally on a monthly or quarterly basis. The investment management agreements for a small number of accounts provide for performance-based fees. Performance-based fees, if earned, are recognized on the contractually determined measurement date. Performance-based fees generally are not subject to claw back as a result of performance declines subsequent to the most recent measurement date. Investment management fees are presented net of fees waived pursuant to contractual expense limitations.
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
On and after April 6, 2011, compensation cost was measured at the grant date based on the fair value of the common units granted. Compensation cost was recognized as expense over the requisite service period for vesting, typically five years. Compensation cost was re-measured each period with any incremental changes in value subsequent to the grant date expensed over the remaining vesting period. Changes in value that occurred after the end of the vesting period were recorded as compensation cost in the period in which the changes occur through settlement of the common units. Distributions of the Partnership’s net income associated with Class B common units were recorded to Compensation and benefits expense. During 2013, the Class B common units were modified, which eliminated the cash redemption feature and liability classification. See Note 11, “Compensation and Benefits” for details on the modification of these awards.
Share-based compensation
Share-based compensation expense is recognized based on grant-date fair value on a straight-line basis over the requisite service period of the awards, adjusted for estimated forfeitures. Forfeiture assumptions are evaluated on a quarterly basis and updated as necessary. The awards generally vest ratably over a five-year vesting period, beginning on the date of grant. Certain awards vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements).
Distribution fees
Artisan Funds has authorized certain financial services companies, broker-dealers, banks or other intermediaries, and in some cases, other organizations designated by an authorized intermediary to accept purchase, exchange, and redemption orders for shares of Artisan Funds on the funds’ behalf. Many intermediaries charge a fee for accounting and shareholder services provided to fund shareholders on the fund’s behalf. Those services typically include recordkeeping, transaction processing for shareholders’ accounts, and other services. The fee is either based on the number of accounts to which the intermediary provides such services or a percentage of the average daily value of fund shares held in such accounts. The funds pay a portion of such fees directly to the intermediaries, which are intended to compensate the intermediary for its provision of services of the type that would be provided by the fund’s transfer agent or other service providers if the shares were registered directly on the books of the fund’s transfer agent. Artisan pays the balance of those fees which includes compensation to the intermediary for its distribution and marketing of Artisan Funds shares.

Artisan Global Funds have distribution arrangements pursuant to which Artisan is required to pay a portion of its investment management fee for distribution and marketing of Artisan Global Funds shares. Distribution fees paid by Artisan are presented as an operating expense as Artisan is the principal in its role as the primary obligor related to distribution and marketing services.
Distribution fees paid to intermediaries were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Total intermediary fees incurred	$133,745	$112,360	$88,818
Less: fees incurred by Artisan Funds	89,372	78,036	62,736
Fees incurred by Artisan	44,373	34,324	26,082
Other marketing expenses	4,759	4,074	2,908
Total distribution and marketing	$49,132	$38,398	$28,990
Accrued fees to intermediaries were $6.6 million and $5.4 million as of December 31, 2014 and 2013, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments.
Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2014, 2013, and 2012. There is currently no litigation in process or outstanding.
Income taxes
As a limited partnership, Artisan Partners Holdings has not made a provision for income taxes because it is not subject to Federal income tax and certain state income taxes. It is the responsibility of Artisan Partners Holdings’ partners to separately report their proportionate share of Artisan Partners Holdings’ taxable income or loss.
As a result of the IPO, APAM became subject to U.S. C-corporation federal and state income taxes on its allocable portion of the income of Artisan Partners Holdings. During the year ended December 31, 2012, APAM was not allocated any of Holdings’ income and therefore did not incur any U.S. income tax.
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
Partnership distributions
Artisan makes distributions to its partners (or former partners) for purposes of paying income taxes as required under the terms of Artisan Partners Holdings’ partnership agreement. Tax distributions are calculated utilizing the highest combined individual federal, state and local income tax rate among the various locations in which the partners (or former partners), as a result of owning their interests in the partnership, are subject to tax, assuming maximum applicability of the phase-out of itemized deductions contained in the Internal Revenue Code. Artisan also makes additional distributions under the terms of the partnership agreement. Distributions are recorded in the financial statements on the declaration date. Partnership distributions, excluding distributions to APAM, totaled $266.8 million, $290.5 million and $135.0 million for the years ended December 31, 2014, 2013, and 2012, respectively, and are reported either as Pre-offering related compensation-other within the Consolidated Statements of Operations or Partnership distributions within the Consolidated Statements of Changes in Stockholders’ Equity, depending on the timing of distributions.
Earnings per Share
Basic and diluted earnings per share is computed under the two-class method by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted shares are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by employees. Income available to Class A common stockholders is computed by reducing net income attributable to APAM by dividends declared or paid to convertible preferred stockholders during the period and earnings (distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. All income for the periods prior to the IPO was entirely allocable to noncontrolling interests. As a result, only net income attributable to APAM from the period subsequent to the IPO is included in net income (loss) available to Class A common stockholders. Class B and Class C common shares do not share in profits of APAM and therefore are not reflected in the calculations.
Diluted earnings per share is computed by increasing the denominator by the amount of additional Class A common shares that would have been outstanding if all potential Class A common shares had been issued. The numerator is also increased for the net income allocated to the potential Class A common shares.
Potential dilutive Class A common shares consist of (1) the Class A common shares issuable upon exchange of Holdings limited partnership units for APAM Class A common stock, (2) the Class A common shares issuable upon conversion of APAM convertible preferred stock and (3) unvested restricted shares of Class A common stock. In periods of net loss available to common stockholders, all of these securities are anti-dilutive.
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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 modified the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The ASU was adopted prospectively during the year ended December 31, 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2017, and requires either a retrospective or a modified retrospective approach to adoption. Early application is prohibited. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new guidance will be effective for the year ending December 31, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU modifies existing consolidation guidance for determining whether certain legal entities should be consolidated. The new guidance will be effective on January 1, 2016, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact on its consolidated financial statements.
Note 4. Investment Securities
The disclosures below include details of Artisan’s investments. Investments held by Launch Equity are described in Note 9, “Variable and Voting Interest Entities”.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
Mutual funds	$5,618	$1,096	$(2)	$6,712
December 31, 2013
Mutual funds	$6,190	$1,614	$—	$7,804
Artisan’s investments in mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss). Dividends, including capital gain distributions, earned on mutual fund investments totaled $0.4 million, $1.0 million, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, Artisan made an investment of $10.0 million in Artisan High Income Fund, a series of Artisan Partners Funds, Inc., and sold $11.3 million of its investments. Realized gains on the sale of investment securities totaled $0.3 million, $4.1 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the total fair value of investments in an unrealized loss position was $38 thousand. The $2 thousand unrealized losses on available-for-sale securities are considered temporary, based on the severity and duration of the unrealized losses. No impairment losses were recorded on these available-for-sale securities.
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2014 and 2013:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets
Cash equivalents	$44,004	$44,004	$—	$—
Mutual funds	6,712	6,712	—	—

December 31, 2013
Assets
Cash equivalents	$105,001	$105,001	$—	$—
Mutual funds	7,804	7,804	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds and UCITS. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of December 31, 2014 and 2013.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the years ended December 31, 2014 and 2013.
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
Because the CVRs did not have a market price, the fair value of the CVR liability was determined using a Monte Carlo pricing model. Monte Carlo simulation values complex derivative instruments by simulating various path-dependent conditions. The observable and unobservable assumptions used in the pricing model to estimate future stock prices at the termination date are included in the table below. Artisan’s nonperformance or credit risk was embodied within the Monte Carlo pricing model through the discount rate assumption. As of November 6, 2013, there were no changes in credit risk that would have had an adverse impact on the CVR valuation. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of Artisan’s management.
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
Artisan’s borrowings consist of the following as of December 31, 2014 and 2013:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $204.4 million as of December 31, 2014. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 5, “Fair Value Measurements”.
Senior notes - On August 16, 2012, Holdings issued $200.0 million in senior unsecured notes and entered into a $100.0 million five-year revolving credit agreement. The proceeds were used to repay the entire outstanding principal of an existing term loan. The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio.
Revolving credit agreement - Any loans outstanding under the revolving credit agreement bear interest at a rate equal to, at the Company’s election, (i) LIBOR adjusted by a statutory reserve percentage plus an applicable margin ranging from 1.50% to 3.00%, depending on Holdings’ leverage ratio (as defined in the revolving credit agreement) or (ii) an alternate base rate equal to the highest of (a) prime rate plus 0.50%, (b) the federal funds effective rate plus 0.50%, and (c) the daily one-month LIBOR adjusted by a statutory reserve percentage plus 1.00%, plus, in each case, an applicable margin ranging from 0.50% to 2.00%, depending on Holdings’ leverage ratio. Unused commitments under the revolving credit agreement bear interest at a rate that ranges from 0.175% to 0.625%, depending on Holdings’ leverage ratio.
In connection with the closing of the IPO, Artisan paid all of the then-outstanding principal amount of loans under the revolving credit agreement. As of December 31, 2014, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.

Interest expense incurred on the term loan, unsecured notes and revolving credit agreement was $11.1 million, $11.4 million and $10.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2015	$—
2016	—
2017	60,000
2018	—
2019	50,000
Thereafter	90,000
$200,000
Note 7. Derivative Instruments
Prior to August 16, 2012, Holdings was a party to a forward starting interest rate swap that had a total notional value of $200 million upon issuance, a start date of July 1, 2011, and a final maturity date of July 1, 2013. The counter-party under this forward starting interest rate swap contract paid Holdings variable interest at the three-month LIBOR rate, and Holdings paid the counterparty a fixed interest rate of 1.04%. This forward starting interest rate swap effectively converted the amended term loan into fixed rate debt to the extent of the notional value of the swap contract, in order to manage interest rate risk on the amended term loan. On December 14, 2011, Holdings discontinued the hedge accounting treatment of the swap because the hedged forecasted transaction was no longer probable of occurring. All prospective fair value changes of the derivative were recognized in earnings. On August 16, 2012, Holdings terminated the swap in connection with the repayment of the entire then-outstanding principal amount of the term loan and made a required final swap settlement payment of $1.1 million. Net interest expense incurred on the interest rate swap was $0.7 million for the year ended December 31, 2012.
See Note 5, “Fair Value Measurements” for information regarding the contingent value rights.
The following table presents gains (losses) recognized on derivative instruments for the years ended December 31, 2014, 2013 and 2012:

		For the Year Ended December 31,
		2014		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses
Contingent value rights	Net gain on the valuation of contingent value rights	$—	$—	$49,570	$—	$—	$—
Interest rate swap	Other non-operating income (loss)	—	—	—	—	—	$(69)
Total		$—	$—	$49,570	$—	$—	$(69)
Note 8. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. As of December 31, 2014, APAM held approximately 47% of the economic interests in Holdings.
Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings. All income for the periods prior to March 12, 2013, is entirely attributable to noncontrolling interests.
During the year ended December 31, 2014, APAM’s ownership interest in Holdings increased from 29% to 47%, due to the following transactions:

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

•	The issuance of 1,865,924 Holdings GP units and cancellation of 1,865,924 Holdings common units, in connection with the Holdings Common Unit Exchanges.
During the year ended December 31, 2013, APAM’s ownership interest in Holdings increased from 24% to 29%, due to the following transactions:

•	The issuance of 1,575,157 Holdings’ GP units corresponding to 1,575,157 restricted shares of Class A common stock issued by APAM during the period.

•	The issuance of 5,520,000 Holdings’ GP units corresponding to the 5,520,000 shares of Class A common stock issued in the 2013 Follow-On Offering.

•	APAM’s purchase and cancellation of 4,152,665 common units and 1,367,335 common preferred units of Holdings in connection with the 2013 Follow-On Offering.

•	The forfeiture of 82,655 common units of Holdings as a result of the termination of employment of employee-partners.
Since APAM continues to have a controlling interest in Holdings, changes in ownership of Holdings are accounted for as equity transactions. Additional paid-in capital and Noncontrolling interest - Artisan Partners Holdings in the Consolidated Statements of Financial Condition are adjusted to reallocate Holdings’ historical deficit to reflect the change in APAM’s ownership of Holdings.
The changes in ownership had the following impact on the Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Year Ended December 31,
	2014	2013
Additional paid-in capital	$(10,481)	$(50,312)
Noncontrolling interest - Artisan Partners Holdings	10,105	50,167
Accumulated other comprehensive income	258	(168)
Deferred tax assets	118	313
Net balance sheet impact	—	—
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
Artisan Partners Launch Equity LP
APLP had an agreement to serve as the investment manager of Artisan Partners Launch Equity Fund LP (“Launch Equity”), which was a private investment partnership in which the investors were certain employees or former employees (or entities beneficially owned by such persons) of Artisan Partners Holdings. Artisan Partners Alternative Investments GP LLC (“Artisan Alternatives”), a wholly-owned subsidiary of Holdings, was the general partner of Launch Equity.
In December 2014, Launch Equity was liquidated and the net assets were distributed as a return of capital to all limited partners of the fund, including Artisan Partners Alternative Investments GP LLC, which received proceeds of $1 thousand. The fair value of the consideration distributed was equal to the carrying amount of Launch Equity’s net assets on the date of liquidation. As a result, no gain or loss was recorded in connection with the transaction.

Prior to the dissolution, Launch Equity was determined to be a variable interest entity (“VIE”) which required consolidation within Artisan’s consolidated financial statements.
Prior to the dissolution, Artisan served as the investment adviser for Launch Equity, a private investment partnership which sought to achieve returns primarily through capital appreciation, while also mitigating market risk through the use of hedging strategies. Artisan had the right to receive management fees as compensation for services provided as the investment adviser. Artisan also maintained, through Artisan Partners Alternative Investments GP LLC, a direct equity investment in the fund and had the right to receive an allocation of profits based upon Launch Equity’s net capital appreciation during a fiscal year. Each of these represented a variable interest in the fund.
The limited partners of Launch Equity were certain Artisan employees and former employees and were considered related parties. Artisan determined that Launch Equity was a VIE as (a) the voting rights of the limited partners were not proportional to their obligations to absorb expected losses and rights to receive expected residual returns and (b) substantially all of Launch Equity’s activities either involved or were conducted on behalf of the limited partners (the investors that had disproportionately few voting rights) and their related parties (including Artisan).
As an investment company, Launch Equity qualified for deferral of the current consolidation guidance for VIEs. The guidance applicable to investment companies required an analysis of which party, through holding interests directly or indirectly in the entity or contractually through other variable interests, such as management fees and incentive allocations, would absorb a majority of the expected variability of the entity. In determining whether Artisan was the primary beneficiary of Launch Equity, both qualitative and quantitative factors such as voting rights of the equity holders, economic participation of all parties, including how fees were earned, related party ownership and the level of involvement Artisan had in the design of the VIE, were considered. It was concluded that Artisan was the primary beneficiary as the related party group absorbed a majority of the variability associated with Launch Equity and Artisan was the member within the related party group that was most closely associated with the VIE. Although Artisan had only a minimal equity investment in Launch Equity, as the general partner, it controlled Launch Equity’s management and affairs. As a result, it was concluded that Artisan was the primary beneficiary of Launch Equity and its results are included in Artisan’s consolidated financial statements.
Artisan’s maximum exposure to investment loss from its involvement with Launch Equity was limited to its equity investment of $1 thousand while the potential benefit was limited to the management and incentive fees received as investment adviser. Therefore, the gains or losses of Launch Equity did not have a significant impact on Artisan’s results of operations, liquidity or capital resources. Artisan had no right to the benefits from, nor did it bear the risks associated with, Launch Equity’s investments, beyond Artisan’s minimal direct investment in Launch Equity.
The following tables reflect the impact of consolidating Launch Equity’s assets and liabilities into the Consolidated Statement of Financial Condition as of December 31, 2013 and results into the Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012:

Condensed Consolidating Statements of Financial Condition

	December 31, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported
Cash and cash equivalents	$211,839	$—	$—	$211,839
Cash and cash equivalents of Launch Equity	—	19,156	—	19,156
Accounts receivable	64,110	—	—	64,110
Accounts receivable of Launch Equity	—	7,428	—	7,428
Investment securities of Launch Equity	1	63,364	(1)	63,364
Other assets	215,501	—	—	215,501
Total assets	$491,451	$89,948	$(1)	$581,398

Payables of Launch Equity	$—	$7,485	$—	$7,485
Securities sold, not yet purchased of Launch Equity	—	31,990	—	31,990
Other liabilities	409,612	—	—	409,612
Total liabilities	409,612	39,475	—	449,087
Total stockholders’ equity	43,779	—	—	43,779
Noncontrolling interest - Artisan Partners Holdings	38,060	1	(1)	38,060
Noncontrolling interest - Launch Equity	—	50,472	—	50,472
Total equity	81,839	50,473	(1)	132,311
Total liabilities and equity	$491,451	$89,948	$(1)	$581,398
Condensed Consolidating Statement of Operations

	For the Year Ended
	December 31, 2014
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$829,155	$—	$(454)	$828,701
Total operating expenses	522,252	—	(454)	521,798
Operating income (loss)	306,903	—	—	306,903
Non-operating income (loss)	(15,360)	—	—	(15,360)
Net gains of Launch Equity	—	(3,964)	—	(3,964)
Total non-operating income (loss)	(15,360)	(3,964)	—	(19,324)
Income (loss) before income taxes	291,543	(3,964)	—	287,579
Provision for income taxes	48,829	—	—	48,829
Net income (loss)	242,714	(3,964)	—	238,750
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	173,085	—	—	173,085
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(3,964)	—	(3,964)
Net income attributable to Artisan Partners Asset Management Inc.	$69,629	$—	$—	$69,629

Condensed Consolidating Statement of Operations

	For the Year Ended
	December 31, 2013
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$688,333	$—	$(2,492)	$685,841
Total operating expenses	949,537	—	(2,492)	947,045
Operating income (loss)	(261,204)	—	—	(261,204)
Non-operating income (loss)	42,839	—	—	42,839
Net gains of Launch Equity	—	10,623	—	10,623
Total non-operating income (loss)	42,839	10,623	—	53,462
Income (loss) before income taxes	(218,365)	10,623	—	(207,742)
Provision for income taxes	26,390	—	—	26,390
Net income (loss)	(244,755)	10,623	—	(234,132)
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	(269,562)	—	—	(269,562)
Less: Net income attributable to noncontrolling interests - Launch Equity	—	10,623	—	10,623
Net income attributable to Artisan Partners Asset Management Inc.	$24,807	$—	$—	$24,807

Condensed Consolidating Statement of Operations
	For the Year Ended
	December 31, 2012
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$506,982	$—	$(1,404)	$505,578
Total operating expenses	459,895	—	(1,404)	458,491
Operating income (loss)	47,087	—	—	47,087
Non-operating income (loss)	(12,280)	—	—	(12,280)
Net gains of Launch Equity	—	8,817	—	8,817
Total non-operating income (loss)	(12,280)	8,817	—	(3,463)
Income (loss) before income taxes	34,807	8,817	—	43,624
Provision for income taxes	1,047	—	—	1,047
Net income (loss)	33,760	8,817	—	42,577
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	33,760		—	33,760
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	8,817	—	8,817
Net income attributable to Artisan Partners Asset Management Inc.	$—	$—	$—	$—
The carrying value of Launch Equity’s consolidated investments was also their fair value. Short and long positions on investment securities were valued based upon closing market prices of the security on the principal exchange on which they were traded. Investments in investment companies were valued at their respective net asset values on the valuation date. Short-term investments, other than repurchase agreements, maturing within sixty days from the valuation date were valued at amortized cost, which approximated market value.

The following table presents the fair value hierarchy levels of investments and liabilities held by Launch Equity which were measured at fair value as of December 31, 2013:

	Assets and Liabilities at Fair Value:
	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets
Investment securities – long position	$63,364	$63,364	$—	$—
Liabilities
Investment securities – short position	$31,990	$31,990	$—	$—
Note 10. Stockholders’ Equity
APAM - Stockholders’ Equity
As of December 31, 2014, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	December 31, 2014	December 31, 2013	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	34,238,131	19,807,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	21,463,033	25,271,889	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	17,226,379	25,206,554	1 vote per share	None

Preferred shares
Convertible preferred, par value $0.01 per share	15,000,000	—	1,198,128	1 vote per share	Proportionate
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2014, Artisan’s employees held 2,700,634 shares of Class A common stock subject to the agreement and all 21,463,033 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid dividends of $3.83 and $0.86 per share of outstanding Class A common stock during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, APAM paid dividends of $3.81 per share of outstanding convertible preferred stock.

APAM issued (cancelled) the following shares during the years ended December 31, 2014 and 2013:

	Total Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Convertible Preferred Stock
Balance at January 1, 2013	—	—	—	—	—
Initial Public Offering	69,991,505	12,712,279	26,271,120	28,442,643	2,565,463
2013 Follow-On Offering	—	5,520,000	—	(4,152,665)	(1,367,335)
Restricted Share Award Grants	1,575,157	1,575,157	—	—	—
Employee-Partner Terminations	(82,655)	—	(999,231)	916,576	—
Balance at December 31, 2013	71,484,007	19,807,436	25,271,889	25,206,554	1,198,128
2014 Follow-On Offering	—	9,284,337	(3,705,453)	(4,835,767)	(743,117)
H&F Conversion	—	1,836,898	—	(1,381,887)	(455,011)
Holdings Common Unit Exchanges	—	1,865,924	(10,260)	(1,855,664)	—
Restricted Share Award Grants	1,444,688	1,444,688	—	—	—
Restricted Share Award Net Share Settlement	(5,880)	(5,880)	—	—	—
Restricted Stock Unit Settlement (1)	4,728	4,728	—	—	—
Employee-Partner Terminations	—	—	(93,143)	93,143	—
Balance at December 31, 2014	72,927,543	34,238,131	21,463,033	17,226,379	—
(1) There were 20,612 and 16,670 restricted stock units outstanding at December 31, 2014 and 2013, respectively.
Each Class A, Class B, Class D and Class E common unit of Holdings (together with the corresponding share of Class B or Class C common stock) is exchangeable for one share of Class A common stock. The preferred units of Holdings (together with the corresponding shares of Class C common stock) were also exchangeable for Class A common stock generally on a one-for-one basis. APAM’s convertible preferred stock was convertible into Class A common stock generally on a one-for-one basis.
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
Artisan Partners Holdings - Partners’ Equity
Prior to the IPO, Holdings was a private company. Holdings has several outstanding classes of partnership units held by investors.
Holdings makes cash distributions to the holders of its partnership units under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date.
Holdings’ partnership distributions totaled $427.2 million, $332.0 million and $135.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The portion of these distributions made prior to the IPO to the holders of Class B common units (which were classified as liability awards prior to the IPO) are reflected as compensation and benefits expense within the Consolidated Statements of Operations, and totaled $65.7 million and $54.2 million for the years ended December 31, 2013 and 2012, respectively. The portion of these distributions made prior to the IPO to the other partners of Holdings and, after the IPO, to all partners are recorded as a reduction to consolidated stockholders’ equity, with the exception of the portion of distributions made to APAM, which is eliminated upon consolidation. Holdings distributions to APAM totaled $160.4 million and $41.5 million for the years ended December 31, 2014 and 2013.

Note 11. Compensation and Benefits

Total compensation and benefits consists of the following:

	For the Year Ended December 31,
	2014	2013	2012
Salaries, incentive compensation and benefits (1)	$327,154	$301,621	$227,258
Restricted share compensation expense	23,148	7,542	—
Total salaries, incentive compensation and benefits	350,302	309,163	227,258
Pre-offering related compensation - share-based awards	64,664	404,160	101,682
Pre-offering related compensation - other	—	143,035	54,153
Total compensation and benefits	$414,966	$856,358	$383,093
(1) Excluding restricted share compensation expense
Incentive compensation
Cash incentive compensation paid to members of Artisan’s portfolio management teams and members of its marketing and client service teams is based on formulas that are tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and has historically been paid in the fourth quarter of the year. The cash incentive compensation earned by certain named executive officers for the year ended December 31, 2014, was paid in 2015.
Restricted shares
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan (the “Plan”). Pursuant to the Plan, APAM issued restricted shares of Class A common stock to employees during the years ended December 31, 2014 and 2013. The shares generally vest on a pro rata basis over 5 years. Certain shares will vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Unvested shares are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares. As of December 31, 2014, 10,979,885 shares of Class A common stock were reserved and available for issuance under the Plan.
Compensation expense related to the restricted shares is recognized based on the estimated grant date fair value, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, based on actual forfeiture activity.
The following table summarizes the restricted share activity for the years ended December 31, 2014 and 2013:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2013	$—	—
Granted	$52.36	1,575,157
Forfeited	—	—
Vested	—	—
Unvested at January 1, 2014	$52.36	1,575,157
Granted	$52.85	1,444,688
Forfeited	—	—
Vested	$52.61	(319,211)
Unvested at December 31, 2014	$52.59	2,700,634

Compensation expense recognized related to the restricted shares was $23.1 million and $7.6 million for the years ended December 31, 2014 and 2013, respectively. The aggregate vesting date fair value of awards that vested during the year ended December 31, 2014 was approximately $16.4 million. The unrecognized compensation expense for the unvested restricted shares as of December 31, 2014 was $126.2 million with a weighted average recognition period of 4.2 years remaining.
During the year ended December 31, 2014, the Company withheld a total of 5,880 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.3 million in employee tax withholding obligations related to employee share transactions. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Pre-offering related compensation consists of the following:

	For the Year Ended December 31,
	2014	2013	2012
Change in value of Class B liability awards	$—	$41,942	$101,682
Class B award modification expense	—	287,292	—
Amortization expense on pre-offering Class B awards	64,664	74,926	—
Pre-offering related compensation - share-based awards	64,664	404,160	101,682

Pre-offering related cash incentive compensation	—	56,788	—
Pre-offering related bonus make-whole compensation	—	20,520	—
Distributions on Class B liability awards	—	65,727	54,153
Pre-offering related compensation - other	—	143,035	54,153
Total pre-offering related compensation	$64,664	$547,195	$155,835
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
The Class B awards of partners whose services to Holdings terminated prior to the IPO will be redeemed for payments totaling $14.3 million and $23.0 million as of December 31, 2014 and 2013, respectively. Payments of $8.7 million and $8.8 million were made for the years ended December 31, 2014 and 2013, respectively. Additionally, the partner redemption liability was increased $2.5 million during 2013 for a partner whose employment terminated in the first quarter prior to the IPO.
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
The following table summarizes the activity related to unvested Class B awards for the years ended December 31, 2014 and 2013:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at March 12, 2013	$30.00	9,911,720
Granted	—	—
Forfeited	30.00	(82,655)
Vested	30.00	(2,579,223)
Unvested Class B awards at January 1, 2014	$30.00	7,249,842
Granted	—	—
Forfeited	—	—
Vested	30.00	(3,204,826)
Unvested at December 31, 2014	$30.00	4,045,016
The unrecognized compensation expense for the unvested Class B awards as of December 31, 2014 was $87.0 million with a weighted average recognition period of 2.3 years remaining.
Pre-offering related compensation - other
During the year ended December 31, 2013, Artisan also incurred pre-offering related compensation charges of $56.8 million to pay cash incentive compensation to certain portfolio managers and $20.5 million representing profits after the IPO otherwise allocable and distributable, in the aggregate, to Holdings’ pre-IPO non-employee partners that instead was allocated and distributed to certain employee-partners. For the period between January 1, 2013 and the IPO, profits distributions totaling $65.7 million were made to Class B partners.

Note 12. Income Taxes and Related Payments
APAM is subject to U.S. federal and state income taxation on APAM’s allocable portion of the income of Holdings. APAM’s effective income tax rate was lower than the U.S. Federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that approximately 60% of Holdings’ earnings were not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes. Prior to the IPO Reorganization, none of Holdings’ earnings were subject to U.S. corporate-level taxes. The provision for income taxes in 2012 represents foreign income taxes of certain foreign corporate subsidiaries.
The H&F Corp Merger described in Note 2, “Reorganization and IPO” resulted in an increase in amortizable basis which the Company expects will reduce future U.S. federal, state and local income taxes and require payments under the TRA between APAM and the shareholder of H&F Corp. The purchase by APAM of common and preferred units and the exchange of units subsequent to the IPO also resulted in an increase in amortizable basis which the Company expects will reduce future U.S. federal, state and local income taxes and require payments under the TRA between APAM and the limited partners of Holdings. The TRAs require APAM to pay to the relevant counterparty an amount equal to 85% of the cash tax savings (if any) resulting from the increased tax benefits from the transaction giving rise to the tax benefit. See Note 3, “Summary of Significant Accounting Policies” for further information.
The 2014 Follow-On Offering, H&F Conversion and the Holdings Common Unit Exchanges resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $386.7 million and $328.7 million, respectively, for the year ended December 31, 2014.
Amounts payable under tax receivable agreements is an estimate which is impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels. The payable increased by $4.2 million during the year ended December 31, 2014, due to changes in estimated future payments. The change in estimate is recorded in non-operating income in the Consolidated Statements of Operations. The change in estimate also resulted in a discrete tax item, which reduced the provision for income taxes by $4.1 million for the year ended December 31, 2014.
During the year ended December 31, 2014, payments of $4.6 million were made under the TRAs.
Components of the provision for income taxes consist of the following:

	For the Year Ended December 31,
	2014	2013	2012
Current:
Federal	$27,094	$13,816	$—
State and local	3,982	2,719	—
Foreign	184	471	1,047
Total	31,260	17,006	1,047
Deferred:
Federal	21,402	9,089	—
State and local	(3,833)	295	—
Total	17,569	9,384	—
Income tax expense	$48,829	$26,390	$1,047
The provision for income taxes from operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	For the Period from January 1, 2014 through December 31, 2014	For the Period from March 12, 2013 through December 31, 2013
U.S. Federal Statutory Rate	35.0%	35.0%
Non-deductible share-based compensation	3.1	2.6
Rate benefit from the flow through entity	(20.8)	(27.4)
Other	(0.3)	1.4
Effective Tax Rate	17.0%	11.6%

The effective tax rate includes a rate benefit attributable to the fact that, approximately 60% and 78% of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not taxable to Artisan for the years ended December 31, 2014 and 2013, respectively. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation-related expenses that are not deductible for tax purposes.
Net deferred tax assets comprise the following:

	As of December 31, 2014	As of December 31, 2013
Deferred tax assets:
Amortizable basis (1)	$551,952	$183,858
Other (2)	10,444	4,049
Total deferred tax assets	562,396	187,907
Less: valuation allowance (3)	—	—
Net deferred tax assets	$562,396	$187,907
(1) Represents the unamortized step-up of tax basis from the merger described above, the purchase of common and preferred units by APAM, and the exchange of common and preferred units for Class A common shares of APAM.

(2) Represents the net deferred tax assets associated with the merger described above and other miscellaneous deferred tax assets.
(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of December 31, 2014 and December 31, 2013.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2014, U.S. federal income tax returns for the years 2011 through 2013 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 to 2013. Foreign tax returns are generally subject to audit from 2010 to 2013.
Note 13. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of December 31, 2014	As of December 31, 2013
Unrealized gain on investments	$326	$303
Foreign currency translation	(120)	75
Accumulated Other Comprehensive Income (Loss)	$206	$378
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

Note 14. Earnings (Loss) Per Share

The computation of basic and diluted earnings per share under the two-class method for the periods ended December 31, 2014 and 2013 were as follows:

Basic and Diluted Earnings Per Share	For the period from January 1, 2014 through December 31, 2014	For the period from March 12, 2013 through December 31, 2013
Numerator:
Net income (loss) attributable to APAM	$69,629	$24,807
Less: Convertible preferred stock deemed dividends	22,694	32,215
Less: Subsidiary preferred equity deemed dividends	27,619	19,457
Less: Allocation to participating securities	29,616	1,300
Net income (loss) available to common stockholders	$(10,300)	$(28,165)
Denominator:
Weighted average shares outstanding	27,514,394	13,780,378
Earnings (loss) per share	$(0.37)	$(2.04)
As described in Note 2. Reorganization and IPO, the consideration Artisan paid to purchase shares of its convertible preferred stock in connection with the 2014 Follow-On Offering and 2013 Follow-On Offering exceeded the carrying amount of the shares of convertible preferred stock on Artisan’s consolidated balance sheet by $22.7 million and $32.2 million, respectively, which is subtracted from net income as a deemed dividend to arrive at income available to common stockholders in the earnings per share calculation. The purchase of subsidiary preferred equity in connection with the 2014 Follow-On Offering and 2013 Follow-On Offering resulted in a similar deemed dividend, which also reduced net income available to common stockholders.

For periods with a net loss available to common stockholders, all potential common shares are considered anti-dilutive.
The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

Anti-Dilutive Weighted Average Shares Outstanding	For the period from January 1, 2014 through December 31, 2014	For the period from March 12, 2013 through December 31, 2013
Holdings limited partnership units	42,194,109	53,867,514
Convertible preferred stock	355,228	2,305,018
Unvested restricted shares	2,131,068	894,732
Total	44,680,405	57,067,264
Note 15. Benefit plans
Artisan has a 401(k) plan and similar foreign arrangements for its employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2014, 2013, and 2012 were $4.9 million, $4.4 million and $3.8 million, respectively, and are included in Compensation and benefits in the Consolidated Statements of Operations.
Artisan has an Equity Incentive Plan, which enables eligible employees to participate in Artisan’s financial growth and success. Designated employees receive an annual award of units that vest on the third anniversary of the award date. The appreciation of the units, if any, is based upon a stated formula and paid to vested participants after vesting. Expenses related to this plan for the years ended December 31, 2014, 2013, and 2012 were $1.2 million, $1.5 million and $0.6 million, respectively, and are included in Compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2014 and 2013 for this plan was $2.0 million and $1.8 million, respectively.

Note 16. Indemnifications
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
Note 17. Property and equipment
The composition of property and equipment at December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
Computers and equipment	$5,910	$6,259
Computer software	4,021	5,356
Furniture and fixtures	6,654	4,166
Leasehold improvements	17,049	11,416
Total Cost	33,634	27,197
Less: Accumulated depreciation	(17,040)	(18,437)
Property and equipment, net of accumulated depreciation	$16,594	$8,760
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 totaled $3.2 million, $3.2 million and $2.4 million, respectively.
Note 18. Lease Commitments
Artisan has lease commitments for office space, furniture, and equipment, which are accounted for as operating leases. Certain lease agreements provide for scheduled rent increases over the lease term. Artisan records rent expense for operating leases with scheduled rent increases on a straight-line basis over the term of the respective agreement. In addition, Artisan has received certain lease incentives, which are amortized on a straight-line basis over the term of the lease agreement. Rental expense for the years ended December 31, 2014, 2013 and 2012 was $9.4 million, $8.4 million and $7.8 million, respectively.
At December 31, 2014, the aggregate future minimum payments for leases for each of the following five years and thereafter are as follows:

2015	9,642
2016	9,432
2017	8,650
2018	8,722
2019	7,180
Thereafter	33,633
Total	$77,259
Note 19. Related Party Transactions
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
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Investment management fees:
Artisan Funds	$561,202	$455,047	$333,218
Fee waiver / expense reimbursement:
Artisan Funds	$63	$291	$171
Affiliate transactions—Artisan Global Funds
Artisan has agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain of Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. At December 31, 2014 and December 31, 2013, respectively, accounts receivable included $1.3 million and $2.2 million due from Artisan Global Funds.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Investment management fees:
Artisan Global Funds	$14,172	$9,291	$3,020
Fee waiver / expense reimbursement:
Artisan Global Funds	$493	$752	$653
Affiliate transactions—Launch Equity
Prior to the dissolution described in Note 9, Artisan had an agreement to serve as the investment manager of Launch Equity. Under the terms of Artisan’s agreement with Launch Equity, Artisan earned a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At Artisan’s discretion, the fee was waived and certain expenses reimbursed to the extent they exceeded a certain level. Artisan waived 100% of the quarterly fee and reimbursed Launch Equity for all operating expenses, and Artisan also waived other expenses as well. Artisan was also entitled to receive an allocation of profits equal to 20% of Launch Equity’s net capital appreciation as determined at the conclusion of its fiscal year. That amount, which Artisan also waived, was calculated at the end of the Launch Equity’s fiscal year. Artisan waived its incentive allocation for the years ended December 31, 2013 and 2012. No incentive fees were paid in 2014. Expense reimbursements totaled $163 thousand, $172 thousand and $141 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.
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
This transition was completed during June 2014. In addition, Artisan has obtained and paid for insurance policies covering potential liability AIC may incur as the prior general partner of Holdings. At December 31, 2014, no amounts were due from the Ziegler entities related to these transactions.

Note 20. Concentration of Credit Risk and Significant Relationships
Services provided to the following Artisan Funds generated over ten percent of total revenues for the periods presented. Fees for managing the Funds and the percentage of total revenues are as follows:

	For the Year Ended December 31,
Artisan Fund	2014	2013	2012
U.S. Mid-Cap Growth	$90,683	$76,327	$59,841
Percent of total revenues	10.9%	11.1%	11.8%
U.S. Mid-Cap Value	$106,463	$93,774	$73,720
Percent of total revenues	12.9%	13.7%	14.6%
Non-U.S. Growth	$156,537	$116,173	$86,367
Percent of total revenues	18.9%	16.9%	17.1%
Non-U.S. Value	$108,837	$88,342	$54,851
Percent of total revenues	13.1%	12.9%	10.9%
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. For the years ended December 31, 2014, 2013 and 2012, approximately 9%, 9% and 7% of Artisan’s investment management fees, respectively, were earned from clients located outside of the United States.
Note 21. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Note 22. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited quarterly results of operations for 2014 and 2013. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of Artisan’s business activities.

	For the Quarter Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Total revenues	$201,792	$208,487	$212,406	$206,016
Operating income (loss)	$67,152	$80,825	$81,016	$77,910
Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings	$44,149	$45,547	$43,243	$40,146
Net income attributable to Artisan Partners Asset Management Inc.	$8,636	$19,260	$20,439	$21,294
Earnings per Share:
Basic and diluted	$(2.29)	$0.42	$0.57	$0.58

	For the Quarter Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Total revenues	$148,223	$161,933	$178,092	$197,593
Operating income (loss)	$(421,314)	$48,384	$53,360	$58,366
Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings	$(407,123)	$42,442	$44,614	$50,505
Net income attributable to Artisan Partners Asset Management Inc.	$2,950	$5,798	$5,977	$10,082
Earnings per Share:
Basic	$0.19	$0.38	$0.42	$(3.04)
Diluted	$0.19	$0.38	$0.35	$(3.04)
The summation of quarterly earnings per share does not equal annual earnings per share because the calculations are performed independently.

Note 23. Subsequent Events
Restricted Share Awards
On January 30, 2015, the board of directors of APAM approved the grant of 621,000 restricted shares of Class A common stock to employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. A portion of these shares will vest pro rata in the first fiscal quarter of each of the next 5 years. The remaining shares will generally vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Compensation expense associated with these awards is expected to be approximately $29.5 million, which will be recognized on a straight-line basis over the requisite service period.
Distributions and dividends
On February 2, 2015, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $79.4 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.95 per share of Class A common stock. Both common stock dividends, a total of $1.55 per share, are payable on February 27, 2015 to shareholders of record as of February 13, 2015.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) at December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Report of Management on Internal Control over Financial Reporting
Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2014.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2014, we completed the implementation of a new general ledger system and reporting application. The new system was implemented to increase the efficiency of our financial reporting process and not in response to any actual or perceived deficiencies in internal control over financial reporting.

The new system was a change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and positions of each of our directors and executives officers at December 31, 2014:

Name	Age	Position
Andrew A. Ziegler	57	Chairman of the Board
Matthew R. Barger	57	Independent Director
Seth W. Brennan	44	Independent Director
Tench Coxe	56	Independent Director
Stephanie G. DiMarco	57	Independent Director
Jeffrey A. Joerres	55	Independent Director
Eric R. Colson	45	President, Chief Executive Officer and Director
Charles J. Daley, Jr.	52	Executive Vice President, Chief Financial Officer and Treasurer
Sarah A. Johnson	42	Executive Vice President, Chief Legal Officer and Secretary
Dean J. Patenaude	52	Executive Vice President - Global Distribution
Gregory K. Ramirez	44	Senior Vice President

Mr. Ziegler has served on our Board since our inception in March 2011 and is Chairman of our Board. Mr. Ziegler was our Executive Chairman until March 2014 when he retired from the company. Mr. Ziegler served on the board of directors of Artisan Partners Funds, Inc. from January 1995 to November 2013. Mr. Ziegler was a managing director and the chief executive officer of Artisan Partners Holdings from its founding in 1994 through January 2010. Immediately prior to founding Artisan Partners Holdings, Mr. Ziegler was president and chief operating officer of Strong Capital Management, Inc. and president of the Strong Capital Management, Inc. group of mutual funds. Mr. Ziegler holds a B.S. from the University of Wisconsin-Madison and a J.D. from the University of Wisconsin Law School. Mr. Ziegler’s operating and leadership experience as our past executive chairman and his extensive knowledge of our business and the investment management industry provide the Board with insight into the company and valuable continuity of leadership.

Mr. Barger has served on our Board since February of 2013. Mr. Barger is the chairman of the Board’s Nominating and Corporate Governance Committee and also serves on the Board’s Audit Committee. He is currently the managing member of MRB Capital, LLC, and he has been a senior advisor at Hellman & Friedman LLC (“H&F”) since 2007. Prior to 2007, he served in a number of roles at H&F, including managing general partner and chairman of the investment committee. Mr. Barger was a member of the advisory committee of Artisan Partners Holdings from January 1995 to the completion of our initial public offering in March 2013. Prior to joining H&F, Mr. Barger was an associate in the Corporate Finance Department of Lehman Brothers Kuhn Loeb. Mr. Barger graduated from Yale University in 1979 and received an M.B.A. from the Stanford Graduate School of Business in 1983. He has been a director of Hall Capital Partners LLC since August 2007. Mr. Barger’s expertise in the investment management industry and his broad experience in public and private directorships, finance, corporate strategy and business development provide valuable insight to our Board.

Mr. Brennan joined our Board in October of 2014 and currently serves on the Compensation Committee and Nominating and Corporate Governance Committee. Mr. Brennan is currently Managing Partner and co-founder of Lincoln Peak Capital. Prior to founding Lincoln Peak Capital in 2008, Mr. Brennan was an Executive Vice President and founding management team member of Affiliated Managers Group, Inc. Before joining Affiliated Managers Group, Mr. Brennan worked in the Global Insurance Investment Banking Group at Morgan Stanley & Co. and in the Financial Institutions Group at Wasserstein, Perella & Co. Mr. Brennan received a B.A. from Hamilton College. Mr. Brennan’s operating and leadership experience in the investment management industry qualifies him to serve on our Board. He brings to the Board extensive experience in finance and business development.

Mr. Coxe has served on our Board since February of 2013 and currently serves on the Compensation Committee and Nominating and Corporate Governance Committee. He has been a managing director of Sutter Hill Ventures since 1989 and joined that firm in 1987 following his tenure with Digital Communications Associates in Atlanta. Prior to that, Mr. Coxe worked with Lehman Brothers in New York City, where he was a corporate finance analyst specializing in mergers and acquisitions as well as debt and equity financing. Mr. Coxe was a member of Artisan Partners Holdings’ advisory committee from January 1995 to the completion of our initial public offering in March 2013. Mr. Coxe holds a B.A. in economics from Dartmouth College and an M.B.A. from Harvard Business School. He currently serves on the boards of directors of Mattersight Corporation and Nvidia Corporation. Mr.

Coxe’s wide-ranging leadership experience and his experiences with both public and private directorships enable him to provide additional insight to our Board and its committees.

Ms. DiMarco has served on our Board since February 2013 and currently chairs the Audit Committee. Ms. DiMarco is currently chair of the board of Advent Software, Inc. Ms. DiMarco founded Advent in June 1983 and has served as its chief executive officer, chief financial officer and president. She currently serves on the advisory board of the College of Engineering at the University of California Berkeley and the board of directors of Summer Search, a non-profit organization. She is also a member of the Presidio Institute Advisory Committee. She is a former member of the board of trustees of the University of California Berkeley Foundation, a former advisory board member of the Haas School of Business at the University of California Berkeley and a former trustee of the San Francisco Foundation where she chaired the investment committee. Ms. DiMarco holds a B.S. in business administration from the University of California at Berkeley. Ms. DiMarco’s extensive experience in technological developments for the asset management industry and her management experience as a founder, officer and director of Advent provide perspective on the management and operations of a public company. In addition, her extensive financial and accounting experience strengthens our Board through her understanding of accounting principles, financial reporting rules and regulations, and internal controls.

Mr. Joerres has served on our Board since February of 2013. He currently chairs the Compensation Committee and serves as a member of the Audit Committee. Mr. Joerres is executive chairman and chairman of the board of directors of ManpowerGroup. From April 1999 until May 2014, he served as chief executive officer of ManpowerGroup. Prior to becoming chief executive officer, he served as vice president of marketing, senior vice president of European operations and senior vice president of global account management. Prior to joining ManpowerGroup, Mr. Joerres held the position of vice president of sales and marketing for ARI Network Services. He has also held several management positions within IBM. Mr. Joerres currently serves on the boards of Johnson Controls, Inc., the U.S. Council for International Business and the Committee for Economic Development. He is also the chair of the board of directors of the Federal Reserve Bank of Chicago. Mr. Joerres served on the board of Artisan Partners Funds, Inc. from 2001 to 2011. Mr. Joerres holds a bachelor’s degree from Marquette University’s College of Business Administration. Mr. Joerres’s operating and leadership experience as an officer and director of ManpowerGroup and his innovative approach to optimizing human capital provide the Board with insight into the management and operations of a public company.

Mr. Colson has been President, Chief Executive Officer and a director of Artisan Partners Asset Management since its organization in March of 2011. He has also been a director of Artisan Partners Funds, Inc. since November 2013. Mr. Colson has served as chief executive officer of Artisan Partners Holdings since January 2010. Before serving as Artisan Partners Holdings’ chief executive officer, Mr. Colson served as chief operating officer for investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners Holdings since he joined the company in January 2005. Before joining Artisan Partners Holdings, Mr. Colson was an executive vice president of Callan Associates, Inc. Mr. Colson holds a B.A. in economics from the University of California-Irvine.

Mr. Daley has been Executive Vice President, Chief Financial Officer and Treasurer of Artisan Partners Asset Management since its organization in March of 2011. He has served as chief financial officer of Artisan Partners Holdings since August 2010. He has been a managing director of Artisan Partners Holdings since July 2010. Prior to that, Mr. Daley was chief financial officer, executive vice president and treasurer of Legg Mason, Inc. Mr. Daley holds a B.S. in Accounting from the University of Maryland, is an inactive certified public accountant, and holds a Series 27 license.

Ms. Johnson has been our Executive Vice President, Chief Legal Officer and Secretary since October 2013 and, prior to then, served as Assistant Secretary since April 2013. She has been general counsel of Artisan Partners Funds, Inc. since February 2011. Ms. Johnson was named a managing director of Artisan Partners Holdings in March 2010. Prior to joining the firm in July 2002, Ms. Johnson practiced law with the law firm of Bell, Boyd & Lloyd LLC, Chicago, Illinois. Ms. Johnson holds a B.A. from Northwestern University and a J.D. from Northwestern University School of Law.

Mr. Patenaude has been our Executive Vice President—Global Distribution since July 2012 and a managing director of Artisan Partners Holdings and Head of Global Distribution since joining Artisan Partners Holdings in March 2009. Before joining Artisan Partners Holdings, Mr. Patenaude was senior vice president and head of global distribution for Affiliated Managers Group, Inc. Before joining AMG, Mr. Patenaude was vice president and director of global consultant marketing at Wellington Management Company. He began his career in investment management at Brinson Partners, Inc. as a partner in business development. Mr. Patenaude holds a B.S. in Business Administration from Georgetown University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Mr. Ramirez has been our Senior Vice President since October 2013 and, prior to then, served as Assistant Treasurer since April 2013. He currently serves as chief financial officer for Artisan Partners Funds, Inc. and Head of Securities Operations and Vehicle Administration for Artisan Partners Holdings. His prior roles with Artisan Partners Holdings include controller, chief accounting officer and director of client accounting and administration. Mr. Ramirez was named a managing director of Artisan Partners Holdings in April 2003. Prior to joining the firm in July 1997, Mr. Ramirez was an audit manager with Price Waterhouse, focusing on investment company audits and reviewing transfer agency controls. Mr. Ramirez holds a Bachelor of Business Administration in Accounting from the University of Iowa and a Master of Business Administration from Marquette University. He is a Certified Public Accountant and holds a Series 27 license.

Under the terms of our Stockholders Agreement, our Stockholders Committee, which has the authority to vote approximately 69% of the combined voting power of our capital stock, is required to vote the shares subject to the agreement for the election of each of Mr. Barger, Mr. Colson and Mr. Ziegler. Under the agreement, Artisan is required to use its best efforts to elect Mr. Barger, Mr. Colson and Mr. Ziegler, which efforts must include soliciting proxies for, and recommending that the company’s stockholders vote in favor of, the election of each. For more information on the Stockholders Agreement and Stockholders Committee see Item 13 of this report. There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC require our directors, executive officers and, with certain exceptions, persons who own more than 10% of a registered class of our equity securities, as well as certain affiliates of such persons, to file with the SEC reports of ownership of, and transactions in, our equity securities. These persons are further required to provide us with copies of these reports.

Based solely on our review of the copies of such reports and on information provided by the reporting persons or their respective brokers, we believe that during the fiscal year ended December 31, 2014, our directors, officers and owners of more than 10% of a registered class of our equity securities complied with all applicable filing requirements.

Code of Ethics

Our Board has adopted a Code of Business Conduct applicable to all directors, officers and employees of the company to provide a framework for the highest standards of professional conduct and foster a culture of honesty and accountability. The Code of Business Conduct satisfies applicable SEC requirements and NYSE listing standards. The Code of Business Conduct is available under the Corporate Governance link on our website at www.apam.com. We will provide a printed copy of the Code of Business Conduct to stockholders upon request.

We intend to post on our website, www.apam.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Codes of Ethics.

Director Independence

The Board is composed of a majority of directors who satisfy the criteria for independence under the NYSE listing standards and do not have any material relationship with the company. Our Board has determined that each of Matthew R. Barger, Seth W. Brennan, Tench Coxe, Stephanie G. DiMarco and Jeffrey A. Joerres is independent in accordance with NYSE listing standards and our Governance Guidelines, and does not have any relationship that would interfere with exercising independent judgment in carrying out his or her responsibilities as a director.

The Board and its Committees

The Board conducts its business through meetings of the Board and through meetings of its committees. The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current members and chairpersons of the committees are:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Matthew R. Barger	X		Chair
Seth W. Brennan		X	X
Tench Coxe		X	X
Stephanie G. DiMarco	Chair
Jeffrey A. Joerres	X	Chair

The Audit Committee is comprised solely of directors who meet the independence requirements under NYSE listing standards and the Securities Exchange Act, and who are “financially literate” under NYSE rules. The Board has determined that each member of the Audit Committee has “accounting or related financial management expertise” and qualifies as an “audit committee financial expert”. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Named Executive Officer Compensation Summary

The core elements of our named executive officers’ compensation are base salary, a performance based discretionary cash bonus, and equity awards. Together, these elements create a pay package that is designed to:

•	Support our business strategy.

•	Attract, motivate and retain highly talented, results-oriented individuals.

•	Reward the achievement of superior and sustained long-term performance.

•	Be flexible and responsive to evolving market conditions.

•	Align the interests of our named executive officers with our stockholders.

•	Provide competitive pay opportunities.

The following table shows the elements of compensation paid to our named executive officers with respect to 2014 and 2013. (The amounts in this table vary from the data and reporting conventions required in the Summary Compensation Table on page 112).

Name & Principal Position	Year	Salary	Cash Bonus	Restricted Share Grant	Total Direct Compensation	Incentive Pay as a % of Total Direct Compensation
Eric R. Colson, Chief Executive Officer	2014	$250,000	$5,500,000	$873,510	$6,623,510	96%
	2013	250,000	7,000,000	1,178,100	8,428,100	97%
Charles J. Daley, Jr., Chief Financial Officer	2014	250,000	2,000,000	423,520	2,673,520	91%
	2013	250,000	2,500,000	549,780	3,299,780	92%
Dean J. Patenaude, Global Distribution	2014	250,000	2,200,000	370,580	2,820,580	91%
	2013	250,000	2,100,000	497,420	2,847,420	91%
Sarah A. Johnson, Chief Legal Officer	2014	250,000	1,025,000	423,520	1,698,520	85%
	2013	250,000	950,000	261,800	1,461,800	83%
Gregory K. Ramirez, Senior Vice President	2014	250,000	1,075,000	370,580	1,695,580	85%
	2013	250,000	1,000,000	261,800	1,511,800	83%

The 2014 compensation reflects, among other things:

•
The maintenance of an environment and culture in which our investment professionals continued to deliver strong investment performance. At year-end, 82% of our assets under management were in strategies out-performing their broad-based benchmarks over the trailing 3- and 5-year periods. All of our investment strategies with 10-year track records had out-performed their broad-based benchmarks over that period.

•
The successful launch of our first fixed income investment strategy, the Artisan High Income strategy. At year-end, the strategy had assets under management of $565 million. The launch of the strategy further increases our capacity for additional assets under management.

•
The further expansion of our global distribution efforts. At year-end, $13.9 billion of our total assets under management were from clients domiciled outside the U.S., up from $11.9 billion at the end of 2013.

•	Revenues of $828.7 million in 2014, a 21% increase from revenues of $685.8 million in 2013, while sustaining strong operating margins.

•	The successful completion of our March 2014 follow-on offering and the continued evolution of our capital structure.

The decline in total direct compensation paid to Mr. Colson and Mr. Daley in 2014 is primarily a result of their 2013 compensation reflecting the successful completion of our initial public offering and the related corporate reorganization in March 2013. The IPO and reorganization were substantial events in our history, and we rewarded Mr. Colson and Mr. Daley for the successful completion with increased compensation in 2013.

In 2014 we introduced a new component to our equity compensation program: career shares. Our standard restricted shares vest pro-rata over the five years following the date of grant. For career share to vest, both of the following conditions must be met:

•	Pro rata time-vesting, under which 20% of the shares satisfy this condition in each of the five years following the year of grant.

•
Qualifying retirement, which requires that the recipient (i) has been employed by us for at least 10 years at retirement; (ii) had provided, in the case of named executive officers and portfolio managers, three years’ prior written notice of retirement (which can be reduced to not less than one year at our discretion); and (iii) remains at the company through the retirement notice period.

One-half of the restricted shares awarded to each of our named executive officers in 2014 were career shares. With certain exceptions, those career shares will only vest if and when the named executive officer retires from the company in accordance with the qualifying retirement conditions. We believe that career shares will further align the interests of our named executive officers, portfolio managers, and other senior employees with our stockholders and clients and will incentivize recipients to remain at our firm until they are ready to leave in a thoughtful and structured way.

In addition to career shares, our named executive officer compensation program includes the following features that we believe reflect best practices in corporate pay governance:

•	We do not have employment or other agreements that provide termination benefits outside the context of a change in control.

•	Our post-IPO equity grants to named executive officers include double-trigger change in control provisions.

•	We do not provide “golden parachute” tax gross ups.

•	We generally do not provide guaranteed bonuses. None of our current named executive officers have bonus guarantees.

•	We do not offer retirement or pension plans other than the same 401(k) plan that is available to all employees.

•	We do not maintain any benefit plans or perquisites that cover only one or more of our named executive officers.

•	Our insider trading policy prohibits hedging or pledging of company stock by our employees.

•	Our Compensation Committee receives input from an independent compensation consultant.

Objectives of the Compensation Program

We believe that to create long-term value for our stockholders our management team needs to focus on the following business objectives:

•	Achieving profitable and sustainable financial results.

•	Delivering superior investment performance and client service.

•	Attracting and retaining top investment talent whose interests are aligned with our clients and stockholders.

•	Expanding our investment capabilities through thoughtful growth.

•	Continuing to diversify our sources of assets.

Our cash and equity compensation programs are designed to (i) support our business strategy, (ii) attract, motivate and retain highly talented, results-oriented individuals, (iii) reward the achievement of superior and sustained long-term performance, (iv) be flexible and responsive to evolving market conditions, (v) align the interests of our named executive officers with our stockholders, and (vi) provide competitive pay opportunities.

Determination of Compensation

Oversight of Compensation Programs. The aggregate level of our named executive officer’s equity compensation is reviewed on an annual basis. Our Compensation Committee, which is comprised solely of independent directors, has primary responsibility for all compensation decisions relating to our named executive officers. Our Compensation Committee reports all compensation decisions to the Board on a regular basis.

Peer Group Compensation Review. We consider the individual and aggregate pay levels and financial performance of other asset management companies as inputs to our compensation decision-making process. For example, in determining the size and structure of equity awards made to our named executive officers in 2014, our Compensation Committee considered the size and structure of equity awards granted by certain investment managers to their executives. Additionally, in approving the elements and amounts of compensation paid to our named executive officers in 2014, our Compensation Committee considered compensation information with respect to other companies in the asset management industry. Our Compensation Committee will continue to assess annually whether using competitive benchmarking or a specific peer group is appropriate for our company.

Role of Chief Executive Officer, Compensation Committee and Board. Our Chief Executive Officer evaluates the performance of, and makes recommendations to our Compensation Committee regarding compensation matters involving, the other named executive officers. Our Compensation Committee retains the ultimate authority to approve, reject or modify those recommendations. The Compensation Committee independently evaluates our Chief Executive Officer’s performance and determines our Chief Executive Officer’s compensation. The decisions of the Compensation Committee are then reported to the Board. Our Compensation Committee has the opportunity to meet in executive session at each meeting without management present.

Use of Compensation Consultants. Our Compensation Committee has retained the services of McLagan, a compensation consultant, to provide advice regarding our named executive officer compensation program and compensation trends in the asset management industry. McLagan must receive preapproval from the chairperson of our Compensation Committee prior to accepting any non-survey-related work from management. Other than compensation surveys and multi-client studies where McLagan provided information, but not advice, McLagan did not provide any services to management in 2014. Our Compensation Committee has assessed the independence of McLagan pursuant to SEC rules and concluded that no conflict of interest exists that prevents McLagan from independently advising the Compensation Committee.

Tax and Accounting Considerations. When it reviews compensation matters, our Compensation Committee considers the anticipated tax and accounting treatment of various payments and benefits to the company and, when relevant, to its named executive officers, although these considerations are not dispositive. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly-traded corporation that pays compensation in excess of $1 million to any of its named executive officers (other than the chief financial officer) in any taxable year, unless the compensation plan and awards meet certain requirements. Section 162(m) did not apply to our compensation prior to our IPO in March 2013. Under the transition rules, in general, compensation paid under a plan that existed while we were private is exempt from the $1 million deduction limit until the earliest to occur of: (i) the expiration of the plan; (ii) the material modification of the plan; (iii) the issuance of all available shares and other compensation that has been allocated under the plan; and (iv) the first meeting of stockholders at which directors are to be elected that occurs after the close of the third calendar year following the calendar year in which our IPO occurred (i.e., the first meeting of stockholders after December 31, 2016). To the extent Section 162(m) is now applicable to us, we are relying on this exemption. Notwithstanding the foregoing, we reserve the right to pay amounts that are not deductible under Section 162(m) during any period when Section 162(m) is applicable to us.

Elements of our Named Executive Officers’ Compensation and Benefits

In 2014, the elements of our named executive officer compensation program were:

•	Base salary.

•	Annual performance based discretionary cash bonus.

•	Equity compensation.

•	Retirement benefits.

•	Other benefits.

Base Salary

Base salaries are intended to provide our named executive officers with a degree of financial certainty and stability that does not depend on performance and that does not differentiate among the responsibilities, contributions or performance of our named executive officers. Instead, we consider it a baseline compensation level that delivers some current cash income to our named executive officers. As is typical in the asset management industry, our named executive officers’ base salaries represent a relatively small portion of their overall total direct compensation. We believe that the potential for substantial incentive compensation is seen by our named executive officers as the more important component. Further, we believe in a model of managed fixed costs and the potential for substantial upside to productive employees and view this compensation structure as promoting our business objectives. Each of our named executive officers received an annual base salary of $250,000 in 2014. The $250,000 annual base salary for named executive officers has remained unchanged over the last decade. We will continue to annually review the base salaries of our named executive officers.

Annual Performance Based Discretionary Cash Bonus

Cash incentive compensation is the most significant part of our named executive officers’ total direct compensation. Annual cash incentive compensation is determined after the end of each year and is based on the Compensation Committee’s assessment of individual and company-wide performance measured over long-term periods. We do not use predetermined incentive formulas to evaluate performance or determine pay. However, the Compensation Committee does consider a set of key performance metrics in its decision making process which, for 2014, included assets under management, financial performance and the execution of certain strategic priorities.

In its April 2014 meeting, our Compensation Committee agreed upon target bonus amounts for each named executive officer and a set of key performance metrics and strategic priorities against which to evaluate performance and determine bonuses. In its July, October and December 2014 meetings, the Compensation Committee reviewed the performance metrics and strategic priorities and discussed the agreed upon target bonus amounts. In its January 2015 meeting, the Compensation Committee again reviewed the performance metrics and strategic priorities and then determined annual cash bonuses for 2014 based on its assessment of our business and financial results and the execution of strategic priorities. The Compensation Committee did not assign a particular weight to any individual factor. In shaping its decisions with respect to all of the named executive officers, the Compensation Committee considered the following key 2014 achievements:

•	Our success in retaining, motivating and attracting talented employees -- in particular, talented investment professionals.

•	Our long-term investment performance and net organic growth as compared to our peers.

•	The development of our first fixed income investment strategy, the Artisan High Income strategy. The launch of the strategy further increases our capacity to manage additional assets.

•	The expansion of our distribution outside of the United States.

•	The successful completion of our follow-on offering in March 2014 and further evolution of our capital structure.

•	Our expanded revenue while sustaining strong operating income and operating margin.

•	Further developing the company’s senior management team.

•	Maintaining and enhancing relationships and communication with clients, employees, investors and potential new investment talent.

Based on the achievements described above, the Compensation Committee determined to pay 2014 cash incentive awards as follows: $5,500,000 for Mr. Colson; $2,000,000 for Mr. Daley; $1,025,000 for Ms. Johnson; $2,200,000 for Mr. Patenaude; and $1,075,000 for Mr. Ramirez.

Equity Compensation

We strongly believe that equity participation causes employees to think and act like owners. We also believe that broad equity ownership creates incentives that help our business grow and increase in value, creating value for all owners that outweighs the dilutive effect of the equity grants themselves. The majority of the equity we grant is awarded to our investment professionals.

In 2014 we introduced a new component to our equity compensation program: career shares. Our standard restricted shares vest pro-rata over the five years following the date of grant, subject to continued employment. For career shares to vest, both of the following conditions must be met:

•	Pro rata time-vesting, under which 20% of the shares satisfy this condition in each of the five years following the year of grant.

•
Qualifying retirement, which requires that the recipient (i) has been employed by us for at least 10 years at retirement; (ii) had provided, in the case of named executive officers and portfolio managers, three years’ prior written notice of retirement (which can be reduced to not less than one year at our discretion); and (iii) remains at the company through the retirement notice period.

Notwithstanding the vesting conditions described above, a recipient will become fully vested in his or her career shares and standard restricted shares upon a termination of employment due to death or disability. In addition, in the event a recipient is terminated by the company without cause or he or she resigns for good reason, in either case, within two years after a change in control, his or her shares shall generally become fully vested.

We believe that career shares will further align the interests of our named executive officers, our portfolio managers and other senior employees with our stockholders and clients and will incentivize recipients to remain at our firm until they are ready to leave in a thoughtful and structured way. Both standard restricted shares and career shares are awarded pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan, or the Omnibus Plan.

In July 2014, our Compensation Committee recommended, and our Board subsequently approved, equity grants to certain of our employees, including to our named executive officers as follows: 8,250 standard restricted shares and 8,250 career shares for Mr. Colson; 4,000 standard restricted shares and 4,000 career shares for Mr. Daley; 4,000 standard restricted shares and 4,000 career shares for Ms. Johnson; 3,500 standard restricted shares and 3,500 career shares for Mr. Patenaude; and 3,500 standard restricted shares and 3,500 career shares for Mr. Ramirez. The size of the award to each named executive officer was determined by the Compensation Committee in consultation with our Chief Executive Officer. By accepting the awards, each of our named executive officers agreed to certain restrictive covenants, including agreements not to compete with Artisan or solicit Artisan clients and employees, for one year after he or she ceases to be employed by Artisan. We expect that future awards of restricted shares to our named executive officers will continue to consist of one-half career shares and one-half standard restricted shares.

We intend to continue to grant annual equity-based awards to our named executive officers under the Omnibus Plan, which provides for a wide variety of equity awards. The size and structure of the equity awards granted for 2013 and 2014 may not be indicative of future awards. Future equity awards may be granted in a mix of restricted shares (both standard and career) and options and subject to both time- and performance-based vesting.

In addition, because each of our named executive officers holds Class B common units of Artisan Partners Holdings, a substantial portion of their economic return continues to be obtained through equity ownership in Artisan Partners Holdings. We place significant restrictions on the amount of this pre-IPO equity that our named executive officers may liquidate in any given year.

Retirement Benefits

We believe that providing a cost-effective retirement benefit for the company’s employees is an important recruitment and retention tool. Accordingly, the company maintains, and each of the named executive officers participates in, a contributory defined contribution retirement plan for all U.S.-based employees, and matches 100% of each employee’s contributions (other than catch-up contributions by employees age 50 and older) up to the 2014 limit of $17,500. We also maintain retirement plans or make retirement plan contributions for our employees based outside the U.S.

Other Benefits

Our named executive officers participate in the employee health and welfare benefit programs we maintain, including medical, group life and long-term disability insurance, and health-care flexible spending, on the same basis as all U.S. employees, subject to satisfying any eligibility requirements and applicable law. We also generally provide employer-paid parking or transit assistance and, for our benefit and convenience, one daily meal or a meal stipend; our named executive officers enjoy those benefits on the same terms as all of our employees.

Equity Award Modifications

Our transition from a private partnership to a publicly-traded company in 2013 resulted in our recognizing several non-recurring expenses, including a non-recurring compensation expense of $287.3 million related to the modification of the Class B equity awards we made to our employee-partners, including each of our named executive officers. The impact of that modification is reflected below under “Executive Compensation-Summary Compensation Table”, increasing considerably the “Stock Award” and “Total Compensation” reflected for each of our named executive officers in 2013. For instance, the modification increased Mr. Colson’s 2013 total compensation as reflected in the table by $13.9 million.

Prior to the IPO reorganization, the vested Class B limited partnership interests held by employee-partners were redeemable by us for cash upon termination of employment. The redemption value was based on the fair market value of the company by reference to the value of asset management firms with publicly-traded equity securities and included a premium in the case of employment terminated by reason of death, disability or retirement. Unless we had accepted an employee-partner’s retirement notification, the premium was not included in calculating the redemption value of the individual Class B awards. As part of the IPO reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. Now, upon termination of employment, the Class B common units held by employee-partners are automatically exchanged for Class E common units, which are exchangeable for shares of our Class A common stock. If an employee-partner’s employment terminates for any reason other than death, disability or retirement (which, for named executive officers, requires a minimum of ten years of service and three years’ prior written notice of retirement), he or she may not sell any of the Class A common stock issuable upon exchange of Class E common units for three years from the date of termination, and then the former employee-partner may only sell one-quarter of the shares in each one-year period beginning on the third anniversary of termination. As described above, the elimination of the redemption feature required us to recognize a non-recurring compensation expense of $287.3 million in 2013. For the expense associated with each named executive officer, applicable rules require that we include the incremental fair value resulting from the modification to the Class B awards in the “Stock Awards” and “Total Compensation” columns for 2013, although we do not believe the amounts related to the modification represented compensation paid to our named executive officers. The modification applied consistently to all of our employees who were partners of our firm at the time of our IPO, and it applied to equity awards that were made over a number of years prior to 2013. For instance, for Mr. Colson, the awards that were modified were made in 2006, 2008, 2009, 2010, 2011 and 2012.

We previously modified the Class B awards in 2012. Prior to July 2012, each employee-partner had a separate percentage interest in the firm’s profits and in the firm’s capital. In July 2012, those separate interests were “unitized” into a single number of partnership units. In determining the number of units each partner would receive, relatively greater weight was assigned to partners’ percentage interests in profits. Each of the named executive officers had relatively greater profits interests than capital interests. Applicable rules require that we include the incremental fair value resulting from this “unitization” in the “Stock Awards” and “Total Compensation” columns for 2012 in the Summary Compensation Table below. For instance, the unitization increased Mr. Colson’s 2012 total compensation reflected in the table by $2.8 million. As with the pre-IPO modification discussed above, we do not believe the unitization represented compensation paid to any of our named executive officers. The unitization applied consistently to all of our employees who were partners of our firm at the time, and it also applied to equity awards that were made over a number of years.

Neither of the award modifications described above, which we refer to as the “Modifications”, is expected to recur. There were no award modifications made with respect to 2014. With respect to 2014, the “Stock Awards” column reflects only the value of restricted shares granted to each of the named executive officers during 2014.

Risk Management and Named Executive Officer Compensation

We have identified two primary risks relating to compensation: the risk that compensation will not be sufficient in amount or appropriately structured to attract and to retain talent, and the risk that compensation may provide unintended incentives. To combat the risk that our compensation might not be sufficient or be inappropriately structured, we strive to use a compensation structure, and set compensation levels, for all employees in a way that we believe promotes retention. We make equity awards subject to multi-year vesting schedules to provide a long-term component to our compensation program, and in 2014 we introduced career shares to our equity compensation program. We believe that both the structure and levels of compensation have aided us in attracting and retaining key personnel. To address the risk that our compensation programs might provide unintended incentives, we have deliberately kept our compensation programs simple and without formulaic incentives. We have not seen any employee behaviors motivated by our compensation policies and practices that create increased risks for our stockholders.

Based on the foregoing, we do not believe that our compensation policies and practices motivate imprudent risk taking. Consequently, we are satisfied that any potential risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on the company. Our Compensation Committee will continue to monitor the effects of its compensation decisions to determine whether risks are being appropriately managed.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee currently consists of Seth W. Brennan, Tench Coxe and Jeffrey A. Joerres. Mr. Brennan joined the Compensation Committee in October 2014 when he joined our Board. Until his resignation from our Board in July 2014, Allen R. Thorpe served on the Compensation Committee. The Compensation Committee is comprised solely of independent directors under the rules of the NYSE and our Governance Guidelines. None of the members of the Compensation Committee has been an officer or employee of the company. None of our named executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board.
In connection with our initial public offering, we entered into agreements with all limited partners of Artisan Partners Holdings, including with entities associated with Tench Coxe and Allen Thorpe. Information about the agreements, and transactions thereunder, are more fully discussed in Item 13 of this report.
Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management, and based upon such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in Artisan Partners Asset Management’s annual report on Form 10-K and proxy statement.

Compensation Committee:

Jeffrey A. Joerres, Chairperson
Seth W. Brennan
Tench Coxe

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

Summary Compensation Table (1)

The following table provides information regarding the compensation earned during the years ended December 31, 2012, 2013 and 2014 by each of our named executive officers. Columns for “Option Awards”, “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” do not appear in the following table as they do not pertain to the company.

Name & Principal Position	Year	Salary	Bonus (2)	Stock Awards(3)	All Other Compensation(4)	Total
Eric R. Colson	2014	$250,000	$5,500,000	$873,510	$58,845	$6,682,355
Chief Executive Officer	2013	250,000	7,000,000	15,041,777	143,309	22,435,086
	2012	250,000	4,500,000	3,635,380	102,030	8,487,410
Charles J. Daley, Jr.	2014	250,000	2,000,000	423,520	56,610	2,730,130
Chief Financial Officer	2013	250,000	2,500,000	3,359,437	74,190	6,183,627
	2012	250,000	1,500,000	1,714,944	56,716	3,521,660
Dean J. Patenaude	2014	250,000	2,200,000	370,580	61,086	2,881,666
Global Distribution	2013	250,000	2,100,000	3,221,159	70,832	5,641,991
	2012	250,000	1,900,000	1,187,032	65,097	3,402,129
Sarah A. Johnson	2014	250,000	1,025,000	423,520	60,392	1,758,912
Chief Legal Officer(5)	2013	250,000	950,000	1,678,751	53,393	2,932,144
Gregory K. Ramirez	2014	250,000	1,075,000	370,580	60,375	1,755,955
Senior Vice President(5)	2013	250,000	1,000,000	1,671,154	54,162	2,975,316
(1) Applicable rules require that we include the incremental fair value resulting from the modifications to our Class B limited partnership interests and Class B common units (as described above in “-Compensation Discussion and Analysis-Equity Award Modifications”) in the “Stock Awards” column for 2013 and 2012. In evaluating our compensation program, we believe that these amounts should be excluded, because we do not believe the amounts represent compensation paid to our named executive officers. The table below shows total compensation excluding these amounts for 2013 and 2012.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Eric R. Colson	2014	$250,000	$5,500,000	$873,510	$58,845	$6,682,355
	2013	250,000	7,000,000	1,178,100	143,309	8,571,409
	2012	250,000	4,500,000	790,540	102,030	5,642,570
Charles J. Daley, Jr.	2014	250,000	2,000,000	423,520	56,610	2,730,130
	2013	250,000	2,500,000	549,780	74,190	3,373,970
	2012	250,000	1,500,000	1,019,368	56,716	2,826,084
Dean J. Patenaude	2014	250,000	2,200,000	370,580	61,086	2,881,666
	2013	250,000	2,100,000	497,420	70,832	2,918,252
	2012	250,000	1,900,000	1,073,515	65,097	3,288,612
Sarah A. Johnson	2014	250,000	1,025,000	423,520	60,392	1,758,912
	2013	250,000	950,000	261,800	53,393	1,515,193
Gregory K. Ramirez	2014	250,000	1,075,000	370,580	60,375	1,755,955
	2013	250,000	1,000,000	261,800	54,162	1,565,962
(2) Amounts in this column represent the annual discretionary cash bonus compensation earned by our named executive officers in 2014, 2013 and 2012, as applicable. The amounts were paid in February 2015, December 2013 and December 2012, respectively.

(3) For 2014 and 2013, amounts in this column represent the grant date fair value of restricted shares of our Class A common stock granted in July of 2014 and 2013, respectively, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, “Stock Compensation”. The 2014 award of restricted shares was made in a 50-50 ratio of career shares and standard shares as described above in “-Compensation Discussion and Analysis- Equity-Based Compensation”. The 2013 award was made in standard restricted shares only. For 2012, amounts in this column represent the grant date fair value, as computed in accordance with FASB ASC Topic 718, of limited partnership interests in Artisan Partners Holdings (which interests were reclassified as Class B common units in July 2012). The amounts in this column also include the impact of the Modifications described above in “Compensation Discussion and Analysis-Equity Award Modifications”. These amounts were calculated as the incremental fair value of the Modification in accordance with FASB ASC Topic 718 and were as follows: $13,863,677 and $2,844,840 in 2013 and 2012, respectively, for Mr. Colson; $2,809,657 and $695,576 in 2013 and 2012, respectively, for Mr. Daley; $2,723,739 and $113,517 in 2013 and 2012, respectively, for Mr. Patenaude; $1,416,951 in 2013 for Ms. Johnson; and $1,409,354 in 2013 for Mr. Ramirez. The table in footnote 1 shows the “Stock Awards” and “Total” column without these modifications.

Total distributions (including distributions intended to fund the recipients’ tax liability resulting from the allocation of a portion of the partnership’s taxable income to that person) on account of Class B common units or limited partnership interests were as follows: $5,093,798, $5,421,199 and $2,064,101 in 2014, 2013 and 2012, respectively, for Mr. Colson; $1,032,330, $971,923 and $294,252 in 2014, 2013 and 2012, respectively, for Mr. Daley; $1,000,761, $927,681 and $246,816 in 2014, 2013 and 2012, respectively, for Mr. Patenaude; $571,920 and $551,500 in 2014 and 2013, respectively, for Ms. Johnson; and $515,994 and $496,065 in 2014 and 2013, respectively, for Mr. Ramirez.

(4) Amounts in this column represent the aggregate dollar amount of all other compensation received by our named executive officers. We paid insurance premiums for life insurance benefiting our named executive officers in 2014, 2013 and 2012. We also made company matching contributions to our named executive officers’ contributory defined contribution plan accounts equal to 100% of their pre-tax contributions (excluding catch-up contributions for named executive officers age 50 and older), up to the limitations imposed under applicable tax rules, which contributions in each of 2014 and 2013 totaled $17,500 for each named executive officer and for 2012 totaled $17,000 for each named executive officer. And we reimbursed each of our named executive officers for self-employment payroll tax expense as follows: $18,185, $121,071 and $79,855 in 2014, 2013 and 2012, respectively, for Mr. Colson; $15,472, $51,474 and $34,500 in 2014, 2013 and 2012, respectively, for Mr. Daley; $18,118, $48,116 and $42,881 in 2014, 2013 and 2012, respectively, for Mr. Patenaude; $17,423 and $30,677 in 2014 and 2013 for Ms. Johnson; and $17,406 and $31,446 in 2014 and 2013 for Mr. Ramirez.

(5) Because Ms. Johnson and Mr. Ramirez were not named executive officers prior to 2013, no disclosure is included for them for 2012.

Grants of Plan-Based Awards During 2014

The following table provides information regarding plan-based awards granted to each of our named executive officers in the year ended December 31, 2014.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Eric R. Colson	7/15/2014	16,500	$873,510
Charles J. Daley, Jr.	7/15/2014	8,000	423,520
Dean J. Patenaude	7/15/2014	7,000	370,580
Sarah A. Johnson	7/15/2014	8,000	423,520
Gregory K. Ramirez	7/15/2014	7,000	370,580
(1) Represents the number of restricted shares of our Class A common stock granted in July 2014. One-half of the award consisted of career shares and the other half consisted of standard restricted shares as described above in “-Compensation Discussion and Analysis- Equity-Based Compensation”.

(2) Represents the grant date fair value as computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at December 31, 2014

The following table provides information about the outstanding equity-based awards held by each of our named executive officers as of December 31, 2014.

Name	Number of Shares and Units of Stock That Have Not Vested(#)(1)	Market Value of Shares and Units of Stock That Have Not Vested($)(2)
Eric R. Colson	157,374	$7,952,108
Charles J. Daley, Jr.	82,181	4,152,606
Dean J. Patenaude	59,294	2,996,126
Sarah A. Johnson	18,666	943,193
Gregory K. Ramirez	19,899	1,005,496
(1) Represents the number of unvested restricted shares (both career shares and standard restricted shares) of Class A common stock and unvested Class B common units as of December 31, 2014:

Name	Standard Restricted Shares (A)	Career Shares (B)	Unvested Class B Common Units (C)
Eric R. Colson	26,250	8,250	122,874
Charles J. Daley, Jr.	12,400	4,000	65,781
Dean J. Patenaude	11,100	3,500	44,694
Sarah A. Johnson	8,000	4,000	6,666
Gregory K. Ramirez	7,500	3,500	8,899
(A) Standard restricted shares vest in five equal installments over the five years following the date of grant, provided that the holder remains employed through the vesting dates. Standard restricted shares will also vest upon a termination on account of the holder’s death or disability or upon a qualifying termination in connection with a change in control. The following number of standard restricted shares were granted in July 2013: 22,500 shares for Mr. Colson; 10,500 shares for Mr. Daley; 9,500 shares for Mr. Patenaude; 5,000 shares for Ms. Johnson and 5,000 shares for Mr. Ramirez. The number of standard restricted shares granted in July 2014 are disclosed in the “Grants of Plan-Based Awards During 2014” table above.

(B) Career shares vest as described above in “-Compensation Discussion and Analysis - Equity-Based Compensation.” The career shares were granted on July 15, 2014.
(C) The unvested Class B common units vest in installments over a five-year period from the original or re-set grant dates, provided that the holder remains employed through the vesting dates. The units will also vest upon a termination on account of the holder’s death or disability and upon the occurrence of a change in control, subject to continued employment through such occurrence. Generally, Class B common units are exchangeable for shares of our Class A common stock on a one-for-one basis. However, a holder of Class B common units that remains employed by us may only exchange and sell up to 15% of the total number of Class B common units (both vested and unvested) held by the employee at the beginning of any one-year period.

(2) Restricted shares of Class A common stock were valued based on the closing price of our Class A common stock on the NYSE on December 31, 2014, which was $50.53. Unvested Class B common units were also valued based on the closing price of our Class A common stock on the NYSE on December 31, 2014, as the Class B common units are generally exchangeable for shares of Class A common stock on a one-for-one basis.

Equity Awards Vested During the Year Ended December 31, 2014

The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2014, upon the vesting of equity awards.

Name	Number of Shares or Units Acquired Upon Vesting(#)(1)	Value Realized on Vesting($)(2)
Eric R. Colson	189,399	$9,570,331
Charles J. Daley, Jr.	39,587	2,000,331
Dean J. Patenaude	38,247	1,932,621
Sarah A. Johnson	19,943	1,007,720
Gregory K. Ramirez	3,967	200,453
(1) Represents the number of shares of Class A common stock and Class B common units that vested during the year ended December 31, 2014:
Name	Vested Shares of Class A Common Stock	Vested Class B Common Units
Eric R. Colson	4,500	184,899
Charles J. Daley, Jr.	2,100	37,487
Dean J. Patenaude	1,900	36,347
Sarah A. Johnson	1,000	18,943
Gregory K. Ramirez	1,000	2,967
Generally, Class B common units are exchangeable for shares of our Class A common stock on a one-for-one basis. However, generally, a holder of Class B common units that remains employed by us may only exchange and sell up to 15% of the total number of Class B common units (both vested and unvested) held by the employee at the beginning of any one-year period.

(2) The value of the restricted shares of Class A common stock and Class B common units that vested during 2014 is based on the closing price of our Class A common stock on the NYSE on December 31, 2014, which was $50.53.

Pension Benefits

We do not sponsor or maintain any defined benefit pension or retirement benefits of the benefit of our employees.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not sponsor or maintain any nonqualified defined contribution or other nonqualified deferred compensation plans for the benefit of our employees.

Employment Agreements

We do not have employment agreements with any of our named executive officers. Upon commencement of employment, each named executive officer received an offer letter outlining the initial terms of employment, including base salary and cash incentive compensation. None of these terms affected compensation paid to our named executive officers in 2014 and will not affect compensation paid in future years.

Each of the named executive officers has agreed, pursuant to his or her Class A restricted stock award agreements, to certain restrictive covenants, including agreements not to compete with Artisan, or solicit Artisan clients and employees, for one year after he or she ceases to be employed by Artisan.

Potential Payments Upon Termination or Change in Control

Our named executive officers are all employed on an “at will” basis, which enables us to terminate their employment at any time. Our named executive officers do not have agreements that provide severance benefits. We do not offer or have in place any formal retirement, severance or similar compensation programs providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change in control (other than our contributory defined contribution plan). Under certain circumstances, a named executive officer may be offered severance benefits to be negotiated at the time of termination.

As described above, our career shares are designed to vest upon a qualifying retirement so long as certain conditions have been met. Each of our named executive officers has been granted career shares. However, no amounts are shown in the “Retirement” column with respect to the career shares because, as of December 31, 2014, had any of the named executive officers retired no career shares would have vested. In addition, the amount of shares received upon exchange of Class B common units that may be sold in any one year period may also increase upon a named executive officer’s retirement, so long as the officer provided us with sufficient notice of retirement and has at least 10 years of service at retirement.

Equity awards granted to our named executive officers through December 31, 2014 are evidenced by an award agreement that sets forth the terms and conditions of the award and the effect of any termination event or a change in control on unvested awards. The effect of a termination event or change in control on outstanding equity awards varies by the type of award. The following table provides the value of equity acceleration that would have been realized for each of the named executive officers if he or she had been terminated on December 31, 2014 under the circumstances indicated (including following a change in control).

	Death or Disability	Qualifying Termination in Connection with Change in Control	Accelerating Vesting Upon Change in Control	Retirement
Eric R. Colson
Restricted Stock(1)	$1,743,285	$1,743,285	$—	$—
Unvested Class B Common Units(2)	6,208,823	—	6,208,823	—
Charles J. Daley, Jr.
Restricted Stock(1)	828,692	828,692	—	—
Unvested Class B Common Units(2)	3,323,914	—	3,323,914	—
Dean J. Patenaude
Restricted Stock(1)	737,738	737,738	—	—
Unvested Class B Common Units(2)	2,258,388	—	2,258,388	—
Sarah A. Johnson
Restricted Stock(1)	606,360	606,360	—	—
Unvested Class B Common Units(2)	336,833	—	336,833	—
Gregory K. Ramirez
Restricted Stock(1)	555,830	555,830	—	—
Unvested Class B Common Units(2)	449,666	—	449,666	—
(1) Represents the value of the accelerated vesting of restricted shares of Class A common stock based on the closing price of our Class A common stock on the NYSE on December 31, 2014, which was $50.53 per share. Any restricted shares (both career shares and standard restricted shares) will become fully vested upon the holder’s death or disability or upon a qualifying termination in connection with a change in control (subject to continued employment through such occurrence).

(2) Represents the value of the accelerated vesting of Class B common units, which was based on the closing price of our Class A common stock on the NYSE on December 31, 2014, as the Class B common units are generally exchangeable for shares of Class A common stock on a one-for-one basis. Any unvested Class B common units will become fully vested upon the holder’s death or disability or upon the occurrence of a change in control (subject to continued employment through such occurrence).

DIRECTOR COMPENSATION

The company’s director compensation program is designed to attract and retain highly qualified non-employee directors. For fiscal year 2014, the compensation for non-employee directors consisted of a cash component, designed to compensate directors for their service on the Board, and an equity component, designed to align the interests of the directors with those of the company’s stockholders.

Cash compensation for non-employee directors during 2014 generally consisted of total cash payments of $50,000, paid in four quarterly installments. The chairman of the Board and chairperson of our Audit Committee received an additional cash retainer of $50,000, and the chairpersons of the each of the Compensation Committee and Nominating and Corporate Governance Committee received an additional cash retainer of $40,000.

In 2014 we awarded $100,000 of restricted stock units to each of the non-employee directors (except Mr. Brennan, who joined the Board in October of 2014 and received his first award of restricted stock units in January 2015), under the Artisan Partners Asset Management Inc. 2013 Non-Employee Director Compensation Plan. The shares of Class A common stock underlying the units will be delivered on the earlier to occur of (i) a change in control of APAM and (ii) the termination of the director’s service as a director.

In addition, all directors are reimbursed for reasonable out-of-pocket expenses incurred by them in connection with attending Board, committee and stockholder meetings, including those for travel, meals and lodging. These reimbursements are not reflected in the table below.

Mr. Colson does not receive any additional compensation for serving on the Board.

The following table provides information concerning the compensation of each non-employee director who served in fiscal year 2014.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Matthew R. Barger	$90,000	$100,020	$190,020
Seth W. Brennan(2)	11,549	—	11,549
Tench Coxe	50,000	100,020	150,020
Stephanie G. DiMarco	100,000	100,020	200,020
Jeffrey A. Joerres	90,000	100,020	190,020
Allen R. Thorpe(3)	37,500	100,020	137,520
Andrew A. Ziegler(4)	75,000	100,011	175,011
(1) These amounts reflect the grant date fair value of the awards as computed in accordance with FASB ASC Topic 718.
(2) Mr. Brennan was appointed to the Board effective October 8, 2014. The fees paid to him were prorated based on the date he joined the Board. He received his first annual award of restricted stock units in January of 2015.

(3) Mr. Thorpe resigned from the Board effective July 18, 2014 and the fees paid to him were pro-rated for his service in 2014. Subsequent to his resignation, the shares of Class A common stock underlying his restricted stock units were issued and delivered.

(4) Mr. Ziegler was party to an employment agreement with us that provided for an employment term that ended on March 12, 2014. Prior to that date, he was an employee of the company. In his capacity as an employee, we paid Mr. Ziegler $50,000 in compensation during 2014. Upon the termination of his employment on March 12, he became a non-employee director, and we paid him pro-rated fees of $75,000 as a non-employee director and made the annual award of restricted stock units to him.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 20, 2015, for:

•	each person known by us to beneficially own more than 5% of any class of our outstanding shares, as of February 20, 2015;

•	each of our named executive officers;

•	each of our directors; and

•	all of our named executive officers and directors as a group.

Each share of our Class A common stock and Class C common stock is entitled to one vote per share. Each share of Class B common stock initially entitles its holder to five votes per share. The number of votes per share of Class B common stock will decrease from five to one when holders of Class B common stock collectively hold less than 20% of the aggregate number of outstanding shares of common stock. As of February 20, 2015, the holders of Class B common stock collectively held approximately 32% of the aggregate number of outstanding shares of common stock.
Each share of our Class C common stock corresponds to a Class A common unit, Class D common unit or Class E common unit of Artisan Partners Holdings, and each share of Class B common stock corresponds to a Class B common unit of Artisan Partners Holdings. Subject to certain restrictions, common units are exchangeable for shares of our Class A common stock on a one-for-one basis, and upon any such exchange, the corresponding shares of Class C or Class B common stock, as applicable, are canceled.
Because we have disclosed the ownership of shares of our Class B common stock and Class C common stock (which correspond to partnership units that are exchangeable for Class A common stock), the shares of Class A common stock underlying partnership units are not separately reflected in the table below.
Applicable percentage ownership is based on 34,899,561 shares of Class A common stock (including 122,990 restricted stock units that are currently outstanding), 21,171,551 shares of Class B common stock and 17,510,120 shares of Class C common stock outstanding at February 20, 2015. The aggregate percentage of combined voting power represents voting power with respect to all shares of our common stock voting together as a single class and is based on 158,144,446 total votes attributed to 73,458,242 total shares of outstanding common stock.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.
Information about securities authorized for issuance under equity compensation plans is included in Item 5 of this report.

Except as otherwise indicated, the address for each stockholder listed below is c/o Artisan Partners Asset Management Inc., 875 E. Wisconsin Avenue, Suite 800, Milwaukee, Wisconsin 53202.

	Class A(1)		Class B		Class C		Aggregate % of Combined Voting Power
	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class

Directors and Named Executive Officers:
Stockholders Committee(2)	3,289,151	9.4%	21,171,551	100%	—	—	69.0%
Eric R. Colson(3)	39,000	*	785,609	3.7%	—	—	—
Charles J. Daley, Jr.(3)(4)	18,900	*	159,215	*	—	—	*
Gregory K. Ramirez(3)	13,400	*	79,864	*	—	—	*
Sarah A. Johnson(3)	17,000	*	94,464	*	—	—	*
Dean J. Patenaude(3)(5)	16,520	*	154,346	*	—	—	*
Andrew A. Ziegler(6)(7)	5,844	*	—	—	8,183,498	46.7%	5.2%
Matthew R. Barger(7)	8,665	*	—	—	1,242,002	7.1%	*
Seth W. Brennan(7)	3,108	*	—	—	—	—	*
Tench Coxe(7)(8)	30,247	*	—	—	—	—	*
Stephanie G. DiMarco(7)	28,872	*	—	—	—	—	*
Jeffrey A. Joerres(7)	12,165	*	—	—	—	—	*
Directors and executive officers as a group (11 persons)	3,383,872	9.7%	21,171,551	100%	9,425,500	53.8%	75.0%

5+% Stockholders:
Artisan Investment Corporation(6)	—	—	—	—	8,183,498	46.7%	5.2%
MLY Holdings Corp.(3)(9)	—	—	4,454,425	21.0%	—	—	—
LaunchEquity Acquisition Partners, LLC (3)(10)	—	—	2,069,928	9.8%	—	—	—
N. David Samra(3)	803,064	2.3%	1,883,532	8.9%	—	—	—
James C. Kieffer(3)	—	—	1,738,365	8.2%	—	—	—
Scott C. Satterwhite(3)	—	—	1,735,471	8.2%	—	—	—
George Sertl(3)	—	—	1,734,185	8.2%	—	—	—
Daniel J. O’Keefe(3)	894,356	2.6%	1,564,300	7.4%	—	—	—
James D. Hamel(3)	64,140	*	1,136,548	5.4%	—	—	—
Patricia Christina Hellman Survivor’s Trust	—	—	—	—	1,330,738	7.6%	*
Arthur Rock 2000 Trust	—	—	—	—	1,153,280	6.6%	*
Thomas F. Steyer	—	—	—	—	1,082,314	6.2%	*
FMR LLC(11)	3,451,475	9.9%	—	—	—	—	*
Kayne Anderson Rudnick Investment Mgmt (12)	2,764,080	7.9%	—	—	—	—	1.7%
Eaton Vance Management(13)	2,452,945	7.0%	—	—	—	—	1.6%
Prudential Financial, Inc.(14)	2,025,359	5.8%	—	—	—	—	1.2%
Jennison Associates LLC(15)	2,023,619	5.8%	—	—	—	—	1.2%
The Vanguard Group(16)	1,853,574	5.3%	—	—	—	—	*
Royce & Associates, LLC(17)	1,797,276	5.1%	—	—	—	—	1.1%
*Less than 1%.

(1)
Subject to certain exceptions, the persons who hold shares of our Class B common stock and Class C common stock (which correspond to partnership units that generally are exchangeable for Class A common stock) are currently deemed to have beneficial ownership over a number of shares of our Class A common stock equal to the number of shares of our Class B common stock and Class C common stock reflected in the table above, respectively. Because we have disclosed the ownership of shares of our Class B common stock and Class C common stock, the shares of Class A common stock underlying partnership units are not separately reflected in the table above.

(2)
Each of our employees to whom we have granted equity (including Mr. Colson, Mr. Daley, Mr. Ramirez, Ms. Johnson and Mr. Patenaude) has entered into a Stockholders Agreement pursuant to which they granted an irrevocable voting proxy with respect to all of the shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a Stockholders Committee currently consisting of Mr. Colson, Mr. Daley and Mr. Ramirez. All shares subject to the Stockholders Agreement are voted in accordance with the majority decision of those three members. Shares originally subject to the

Stockholders Agreement cease to be subject to it when sold by the employee or upon the termination of the employee’s employment with us.
The number of shares of Class A and Class B common stock in this row includes all shares of Class A common stock and Class B common stock that we have granted to current employees and that have not yet been sold by those employees. As members of the Stockholders Committee, Mr. Colson, Mr. Daley and Mr. Ramirez share voting power over all of these shares. Other than as shown in the row applicable to each of them individually, none of Mr. Colson, Mr. Daley or Mr. Ramirez has investment power with respect to any of the shares subject to the Stockholders Agreement, and each disclaims beneficial ownership of such shares.

(3)
Pursuant to the Stockholders Agreement, Mr. Colson, Mr. Daley, Mr. Ramirez, Ms. Johnson, Mr. Patenaude, MLY Holdings Corp., LaunchEquity Acquisition Partners, LLC, Mr. Samra, Mr. Kieffer, Mr. Satterwhite, Mr. Sertl, Mr. O’Keefe and Mr. Hamel each granted an irrevocable voting proxy with respect to all of the shares of our common stock he or she has acquired from us and any shares he or she may acquire from us in the future to the Stockholders Committee as described in footnote 2 above. Each retains investment power with respect to the shares of our common stock he or she holds, which are the shares reflected in the row applicable to each person. 400 of Mr. Daley’s shares, 1,400 of Mr. Ramirez’s shares, 4,000 of Ms. Johnson’s shares and 20 of Mr. Patenaude’s shares, respectively, are not subject to the Stockholders Agreement.

(4)	Includes 200 shares of Class A common stock held by Mr. Daley’s daughter.

(5)	Includes 20 shares of Class A common stock held by Mr. Patenaude’s son.

(6)
The Class C shares reflected in the row applicable to Mr. Ziegler individually are owned by Artisan Investment Corporation. Mr. Ziegler and Carlene M. Ziegler, who are married to each other, control Artisan Investment Corporation.

(7)
Includes the shares of Class A common stock underlying restricted stock units granted to our non-employee directors. The underlying shares will be delivered on the earlier to occur of (i) a change in control of Artisan and (ii) assuming the restricted stock units have vested, the termination of such person’s service as a director. Mr. Coxe holds restricted stock units awarded to him for the benefit of the managing directors of the general partner of Sutter Hill Ventures.

(8)
Includes 22,411 shares of Class A common stock held by a trust of which Mr. Coxe is a co-trustee and beneficiary. Mr. Coxe shares voting and investment power over all of such shares of Class A common stock.

(9)	MLY Holdings Corp. is a Delaware corporation through which Mark L. Yockey holds his shares of Class B common stock. Mr. Yockey is the sole director of MLY Holdings Corp.

(10)
LaunchEquity Acquisition Partners, LLC, is a manager-managed designated series limited liability company organized under the laws of the State of Delaware. Andrew C. Stephens is the sole manager of the designated series of LaunchEquity Acquisition Partners through which Mr. Stephens holds his shares of Class B common stock.

(11)
This information has been derived from the Schedule 13G filed with the SEC on February 13, 2015, by FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson, which states that as of December 31, 2014, each of the reporting persons had sole dispositive power over 3,451,475 shares and FMR LLC had sole voting control over 786,930 shares.

(12)
This information has been derived from the Schedule 13G filed with the SEC on February 5, 2015, by Kayne Anderson Rudnick Investment Management LLC which states that Kayne Anderson Rudnick Investment Management had sole voting control and dispositive power over 2,764,080 shares as of December 31, 2014.

(13)
This information has been derived from the Schedule 13G filed with the SEC on January 13, 2015, by Eaton Vance Management which states that Eaton Vance Management had sole voting control and sole dispositive power over 2,452,945 shares as of December 31, 2014.

(14)
This information has been derived from the Schedule 13G filed with the SEC on February 13, 2015, by Prudential Financial, Inc. which states that through certain parent/subsidiary relationships, Prudential Financial, Inc. may be deemed to beneficially own 2,025,359 shares, of which 2,023,619 shares are also deemed to be beneficially owned by Jennison Associates LLC, as noted in the table above. As of December 31, 2014, Prudential Financial, Inc. had sole voting and sole dispositive power over 55,434 shares, shared voting control over 1,887,781 shares and shared dispositive power over 1,969,925 shares.

(15)
This information has been derived from the Schedule 13G filed with the SEC on February 9, 2015, by Jennison Associates LLC which states that Jennison Associates had sole voting control over 1,941,475 shares and shared dispositive power over 2,023,619 shares as of December 31, 2014. The Schedule 13G discloses that Prudential Financial, Inc. indirectly owns 100% of the equity securities of Jennison Associates, and therefore Prudential Financial may also be deemed to beneficially own the shares reported by Jennison Associates.

(16)
This information has been derived from the Schedule 13G filed with the SEC on February 10, 2015, by Vanguard Group Inc. which states that Vanguard Group had sole voting control over 21,215 shares, sole dispositive power over 1,853,574 shares and shared dispositive power over 17,915 shares as of December 31, 2014.

(17)
This information has been derived from the Schedule 13G filed with the SEC on January 5, 2015, by Royce & Associates, LLC which states that Royce & Associates had sole voting control and dispositive power over 1,797,276 shares as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions in Connection with our IPO
In March 2013, in connection with the initial public offering (“IPO”) of Artisan Partners Asset Management, we entered into the agreements described below with the limited partners of Artisan Partners Holdings, including the following persons and entities:

•	Each of our currently-serving named executive officers, all of whom own Class B common units of Artisan Partners Holdings.

•
Artisan Investment Corporation (“AIC”), an entity controlled by Andrew A. Ziegler, the Chairman of our Board, and Carlene M. Ziegler. AIC owns all of the Class D common units of Artisan Partners Holdings.

•
Private equity funds (the “H&F holders”) controlled by Hellman & Friedman LLC (“H&F”). Mr. Barger, one of our directors, is a senior advisor of H&F. Allen R. Thorpe, who served as one of our directors from February 2013 to July 2014, was and is a managing director of H&F. The H&F holders no longer own any units of Artisan Partners Holdings or, to our knowledge, any shares of our common stock.

•	Mr. Barger, who owns Class A common units of Artisan Partners Holdings.

•	Sutter Hill Ventures, of which one of our directors, Mr. Coxe, is a managing director of the general partner, and two trusts of which Mr. Coxe is a co-trustee.

•	Several other persons or entities who own Class A common units of Artisan Partners Holdings and greater than 5% of our outstanding Class C common stock.

•
Several of our employees, or entities controlled by an employee, who own greater than 5% of our outstanding Class B common stock. These employees, like all employees who own partnership units, own Class B common units of Artisan Partners Holdings.

The rights of each of the persons and entities listed above under the agreements discussed below are the same as the rights of each other holder of the same class of partnership units. So, for instance, the rights of each of our currently-serving named executive officers, as a holder of Class B common units, under the exchange, registration rights, partnership and tax receivable agreements described below are the same as the rights of each other holder of Class B common units. The descriptions of the transactions and agreements below, including the rights and ownership interests of the persons and entities listed above, are as of January 31, 2015, unless otherwise indicated.
As further discussed below, in March 2014 we completed an offering of Class A common stock the net proceeds of which we used to purchase common units, preferred units and shares of convertible preferred stock from limited partners of Artisan Partners Holdings who elected to sell (the “2014 Follow-On Offering”). In June 2014, the H&F holders elected to convert all of their remaining shares of convertible preferred stock into, and exchange all of their remaining preferred units of Artisan Partners Holdings for, shares of APAM’s Class A common stock (the “H&F Conversion”). The H&F Holders subsequently sold all of their Class A common stock in an underwritten public offering. After the H&F Conversion, there were no longer any outstanding APAM convertible preferred shares or Artisan Partners Holdings preferred units.
Exchange Agreement
Under this agreement, subject to certain restrictions (including those intended to ensure that Artisan Partners Holdings is not treated as a “publicly traded partnership” for U.S. federal income tax purposes), holders of partnership units have the right to exchange common units (together with an equal number of shares of our Class B common stock or Class C common stock, as applicable) for shares of our Class A common stock on a one-for-one basis. Prior to the H&F Conversion, holders of preferred units had the right to exchange preferred units (together with an equal number of shares of Class C common stock) either for shares of our convertible preferred stock or shares of our Class A common stock. A partnership unit cannot be exchanged for a share of our Class A common stock without a share of our Class B common stock or Class C common stock, as applicable, being delivered together at the time of exchange for cancellation.
Holders of partnership units are permitted to exchange units in a number of circumstances that are generally based on, but in several respects are not identical to, the “safe harbors” contained in the U.S. Treasury Regulations dealing with publicly traded partnerships. In accordance with the terms of the exchange agreement, partnership units are exchangeable: (i) in connection with the first underwritten offering in any calendar year pursuant to the registration rights agreement; (ii) on a specified date each fiscal quarter; (iii) in connection with the holder’s death, disability or mental incompetence; (iv) as part of one or more exchanges by the holder and any related persons during any 30-calendar day period representing in the aggregate more than 2% of all outstanding partnership units (generally disregarding interests held by us); (v) if the exchange is of all of the partnership units held by AIC in a single transaction; (vi) in connection with a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock that is effected with the consent of our Board or in connection with certain mergers, consolidations or other business combinations; or (vii) if we permit the exchanges after determining that Artisan Partners Holdings would not be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code as a result. Our Board may waive restrictions on exchange in the exchange agreement.
As the holders of limited partnership units exchange their units for Class A common stock, we will receive a number of general partnership units, or GP units, of Artisan Partners Holdings equal to the number of shares of our Class A common stock that they receive, and an equal number of partnership units will be cancelled.
As of December 31, 2014, holders of Class A common and Class B common units had exchanged an aggregate of 1,865,924 units for Class A common stock, and an equal number of shares of our Class B or Class C common stock, as applicable, were cancelled.
Resale and Registration Rights Agreement
Under the Resale and Registration Rights Agreement, we have provided the holders of partnership units with certain registration rights. We have also established certain restrictions on the timing and manner of resales of Class A common stock received upon exchange of partnership units. In general, our Board may waive or modify the restrictions on resale described below.
We were required to file, and use our reasonable best efforts to cause the SEC to declare effective, two registration statements: (i) an exchange shelf registration statement registering all shares of our Class A common stock and convertible preferred stock to be issued upon exchange of partnership units, and (ii) a shelf registration statement registering secondary sales of Class A common stock issuable upon exchange of units or conversion of convertible preferred stock by AIC and the H&F holders, as applicable.
AIC sold 1,444,146 common units in connection with the 2014 Follow-On Offering. As of December 31, 2014, AIC owned 8,183,498 Class D common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock AIC may sell. AIC has the right to use the resale shelf registration statement to sell shares of Class A common stock, including the right to an unrestricted number of brokered transactions and, subject to certain limitations and qualifications, marketed and unmarketed underwritten shelf takedowns.
In connection with the 2014 Follow-On Offering, the H&F holders sold 2,256,883 preferred units and 743,117 shares of convertible preferred stock. In the June 2014 H&F Conversion, the H&F holders sold 1,836,898 shares of Class A common stock in an underwritten public offering. Upon completion of the H&F Conversion, there were no longer any outstanding APAM convertible preferred shares or Artisan Partners Holdings preferred units, and the H&F holders ceased to own any Artisan equity.
The holders of Class A common units sold an aggregate of 850,969 common units in connection with the 2014 Follow-On Offering. As of December 31, 2014, the holders of Class A common units owned an aggregate of 8,316,931 Class A common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock the holders of Class A common units may sell.
Our employee-partners, who hold Class B common units, sold an aggregate of 3,705,453 common units in connection with the 2014 Follow-On Offering. As of December 31, 2014, the employee-partners owned an aggregate of 21,463,033 Class B common units. In each 12-month period, the first of which began in March 2014, each employee-partner is permitted to sell (i) a number of vested shares of our Class A common stock representing up to 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period (as well as the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods) or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of up to $250,000. Units sold by employee-partners in connection with underwritten offerings (including the 2014 Follow-On Offering) or otherwise redeemed by us are included when calculating the maximum number of shares each employee-partner is permitted to sell in any one-year period. Our Board may waive or modify the resale limitations described in this paragraph.
Following the termination of an employee-partner’s employment, the former employee-partner’s vested Class B common units are automatically exchanged for Class E common units, the former employee-partner’s shares of Class B common stock are cancelled and we issue the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other limited partners.
If the employee-partner’s employment was terminated as a result of retirement, death or disability, the employee-partner or his or her estate may (i) as of and after the time of termination of employment, sell (A) a number of shares of our Class A common stock up to one-half of the employee-partner’s aggregate number of vested common units and shares of Class A common stock received upon exchange of common units held as of the date of termination of employment or, (B) if greater, vested shares of our

Class A common stock having a market value as of the time of sale of up to $250,000, and (ii) as of and after the first anniversary of the termination, the person’s remaining shares of our Class A common stock received upon exchange of common units. Retirement, for these purposes, requires that the employee-partner have provided ten years of service or more at the date of retirement and offered one year’s written notice (or three years’ written notice in the case of employee-partners who are lead portfolio managers or executive officers) of the intention to retire, subject to our right to accept a shorter period of notice.
If an employee-partner resigns or is terminated involuntarily, the employee-partner may in each 12-month period following the third, fourth, fifth and sixth anniversary of the termination, sell a number of shares of our Class A common stock up to one-fourth of the employee-partner’s aggregate number of vested common units and shares of Class A common stock received upon exchange of common units held as of the date of termination of his or her employment (as well as the number of shares such employee-partner could have sold in any previous period or periods but did not sell in such period or periods).
Our former employee-partners sold an aggregate of 283,769 partnership units in connection with the 2014 Follow-On Offering. As of December 31, 2014, former employee-partners owned an aggregate of 725,950 Class E common units.
We have paid and will continue to pay all expenses incident to our performance of any registration or marketing of securities pursuant to the registration rights agreement, including reasonable fees and out-of-pocket costs and expenses of selling stockholders (including reasonable legal fees for AIC and the H&F holders). We paid all such expenses in connection with the 2014 Follow-On Offering and H&F Conversion, and we reimbursed the H&F Holders a total of approximately $97,000 in 2014. We have also agreed to indemnify any selling stockholder, solely in their capacity as selling stockholders, against any losses or damages resulting from any untrue statement, or omission, of material fact in any registration statement, prospectus or free writing prospectus pursuant to which they may sell shares of our Class A common stock, except to the extent the liability arose from their misstatement or omission of a material fact, in which case they have similarly agreed to indemnify us.
Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings
As a holding company, we conduct all of our business activities through our direct subsidiary, Artisan Partners Holdings, an intermediate holding company, which wholly owns Artisan Partners Limited Partnership, our principal operating subsidiary. The rights and obligations of Artisan Partners Holdings’ partners are currently set forth in the fifth amended and restated limited partnership agreement of Artisan Partners Holdings.
We are the general partner of Artisan Partners Holdings and control its business and affairs and are responsible for the management of its business, subject to the voting rights of the limited partners as described below. No limited partners of Artisan Partners Holdings, in their capacity as such, have any authority or right to control the management of Artisan Partners Holdings or to bind it in connection with any matter.
Artisan Partners Holdings has outstanding GP units and common units. Net profits and net losses and distributions of profits of Artisan Partners Holdings are allocated and made to partners pro rata in accordance with the number of partnership units they hold (whether or not vested). Artisan Partners Holdings is obligated to distribute to us and its other partners cash payments for the purposes of funding tax obligations of ours and theirs as partners of Artisan Partners Holdings. In order to make a share of our Class A common stock represent the same percentage economic interest, disregarding corporate-level taxes and payments with respect to the tax receivable agreements, in Artisan Partners Holdings as a common unit of Artisan Partners Holdings, we always hold a number of GP units equal to the number of shares of Class A common stock issued and outstanding.
As the general partner of Artisan Partners Holdings, we hold all GP units and control the business of Artisan Partners Holdings. Our approval, acting in our capacity as the general partner, along with the approval of holders of a majority of each class of limited partnership units (except the Class E common units and the preferred units), voting as a separate class, will be required to engage in a material corporate transaction; with certain exceptions, redeem or reclassify partnership units or interests in any subsidiary, issue additional partnership units or interests in any subsidiary, or create additional classes of partnership units or interests in any subsidiary; or make any in-kind distributions. If any of the foregoing affects only certain classes of partnership units, only the approval of us and the affected classes would be required. The approval rights of each class of partnership units will terminate when the holders of the respective class of units directly or indirectly cease to own units constituting at least 5% of the outstanding units of Artisan Partners Holdings.
The amended and restated limited partnership agreement may be amended with the consent of the general partner and the holders of a majority of the Class A common units, Class B common units and Class D common units, each voting as a separate class, provided that the general partner may, without the consent of any limited partner, make amendments that do not materially and adversely affect any limited partners. To the extent any amendment materially and adversely affects only certain classes of limited partners, only the holders of a majority of the units of the affected classes have the right to approve such amendment.

Artisan Partners Holdings will indemnify AIC, as its former general partner, us, as its current general partner, the former members of its pre-IPO Advisory Committee, the members of our Stockholders Committee and our directors and officers against any losses, damages, costs or expenses (including reasonable attorney’s fees, judgments, fines and amounts paid in settlement) actually incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal or administrative (including any action by or on behalf of Artisan Partners Holdings) arising as a result of the capacities in which they serve or served Artisan Partners Holdings to the maximum extent that any of them could be indemnified if Artisan Partners Holdings were a Delaware corporation and they were directors of such corporation. In addition, Artisan Partners Holdings will pay the costs or expenses (including reasonable attorneys’ fees) incurred by the indemnified parties in advance of a final disposition of such matters so long as the indemnified party undertakes to repay the expenses if the party is adjudicated not to be entitled to indemnification.
Artisan Partners Holdings will also indemnify its officers and employees and officers and employees of its subsidiaries against any losses, damages, costs or expenses (including reasonable attorney’s fees, judgments, fines and amounts paid in settlement) actually incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal or administrative arising as a result of their being an employee of Artisan Partners Holdings (or their serving as an officer or fiduciary of any of Artisan Partners Holdings’ subsidiaries or benefit plans or any entity of which Artisan is sponsor or adviser), provided that no employee will be indemnified or reimbursed for any claim, obligation or liability adjudicated to have arisen out of or been based upon such employee’s intentional misconduct, gross negligence, fraud or knowing violation of law.
Stockholders Agreement
Our employees (including all of our employee-partners) to whom we have granted equity have entered into a Stockholders Agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us (which shares represent approximately 69% of the combined voting power of our capital stock as of December 31, 2014) and any shares they may acquire from us in the future to a Stockholders Committee currently consisting of Eric R. Colson (our Chief Executive Officer and President), Charles J. Daley, Jr. (our Executive Vice President, Chief Financial Officer and Treasurer) and Gregory K. Ramirez (our Senior Vice President). Any shares of our common stock that we issue to our employees in the future will be subject to the Stockholders Agreement so long as the agreement has not been terminated. Shares subject to the Stockholders Agreement will be voted in accordance with the majority decision of the three members of the Stockholders Committee.
The members of the Stockholders Committee must be Artisan employees and holders of shares subject to the agreement. If a member of the Stockholders Committee ceases to act as a member of the committee, our Chief Executive Officer (if he or she is a holder of shares subject to the Stockholders Agreement and is not already a member of the committee) will become a member of the committee. Otherwise, the two remaining members of the Stockholders Committee will jointly select a third member of the committee. Each member of the Stockholders Committee is entitled to indemnification from Artisan in his or her capacity as a member of the stockholders committee.
The Stockholders Agreement provides that members of the Stockholders Committee will vote the shares subject to the agreement in support of the following:

•
Matthew R. Barger, or, unless Mr. Barger is removed from the Board for cause, a successor selected by Mr. Barger who holds Class A common units, so long as the holders of the Class A common units beneficially own at least 5% of our outstanding capital stock. As of December 31, 2014, the holders of the Class A common units beneficially owned approximately 11% of our outstanding capital stock.

•
A director nominee, initially Mr. Ziegler, designated by AIC, so long as AIC beneficially owns at least 5% of our outstanding capital stock. As of December 31, 2014, AIC beneficially owned approximately 11% of our outstanding capital stock.

•	A director nominee, initially Mr. Colson, designated by the Stockholders Committee who is an employee-partner.

Prior to the H&F Conversion in June 2014, the Stockholders Committee was obligated to vote the shares subject to the agreement in support of Mr. Thorpe as well.
Under the terms of the Stockholders Agreement, we are required to use our best efforts to elect the nominees described above, which efforts must include soliciting proxies for, and recommending that our stockholders vote in favor of, the election of each. Other than as provided above, under the terms of the Stockholders Agreement, the Stockholders Committee may in its discretion vote, or abstain from voting, all or any of the shares subject to the agreement on any matter on which holders of shares of our common stock are entitled to vote. The Stockholders Committee is specifically authorized to vote for its members as directors under the terms of the Stockholders Agreement.

At any time after the earlier of (i) the elimination of the Class B common stock’s supervoting rights and (ii) March 12, 2018, parties to the Stockholders Agreement holding at least two-thirds of the shares subject to the agreement may terminate it provided that the Stockholders Committee is no longer obligated to vote in favor of a director nominee who is a Class A common unit holder. For so long as the parties whose shares are subject to the agreement hold at least a majority of the combined voting power of our capital stock, the Stockholders Committee will be able to elect all of the members of our Board (subject to the obligation of the committee to vote in support of the nominees described above) and will thereby control our management and affairs. Because each share of Class B common stock initially entitles its holder to five votes, the Stockholders Committee will control our management and affairs even though the employees whose shares are subject to the agreement hold less than a majority of the number of outstanding shares of our common stock.
Prior to March 12, 2014, Mr. Ziegler was a member of the Stockholders Committee and had the power to vote all shares subject to the agreement. Mr. Ziegler ceased to be a member of the committee on March 12, 2014.
Tax Receivable Agreements
We are a party to two tax receivable agreements. The first tax receivable agreement is between us and the H&F holder that was the sole shareholder of our convertible preferred stock. As part of our IPO reorganization, a corporation (“H&F Corp”) controlled by Hellman & Friedman LLC merged with and into us pursuant to an Agreement and Plan of Merger. As consideration for the merger, the shareholder of H&F Corp received shares of our convertible preferred stock, contingent value rights (which were subsequently terminated in November 2013), and the right to receive an amount of cash. The tax receivable agreement between us and the H&F holder generally provides for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal and state income tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) existing tax basis in Artisan Partners Holdings’ assets with respect to the preferred units acquired by us in the merger, (ii) any net operating losses available to us as a result of the merger, and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement.
The second tax receivable agreement, with each holder of limited partnership units, generally provides for the payment by us to each of them of 85% of the amount of the cash savings, if any, in U.S. federal and state income tax that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) any step-up in tax basis in Artisan Partners Holdings’ assets resulting from (A) the purchase or redemption of partnership units or the exchange of partnership units for shares of our Class A common stock or convertible preferred stock and (B) payments under this tax receivable agreement, (ii) certain prior distributions by Artisan Partners Holdings and prior transfers of partnership interests which resulted in tax basis adjustments to the assets of Artisan Partners Holdings and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement.
For purposes of these tax receivable agreements, cash savings in tax are calculated by comparing our actual income tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the tax receivable agreements. The tax receivable agreements will continue until all tax benefits have been utilized or expired, unless we exercise our right to terminate the agreements or we materially breach any of our material obligations under the agreements, in which cases our obligations under the agreements will accelerate. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of purchases, redemptions or exchanges of partnership units, the price of our Class A common stock or the value of our convertible preferred stock, as the case may be, at the time of the purchase, redemption or exchange, the extent to which such transactions are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest or depreciable or amortizable basis. In addition, in the case of a change of control, our obligations will be based on different assumptions that may affect the amount of the payments required under the agreements.
As of December 31, 2014, we recorded a $489.2 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expect to realize from the following:

•	The merger described above and our purchase of Class A common units in connection with our IPO (approximately $55.4 million).

•	Our purchase of preferred units from the H&F holders in November 2013 (approximately $105.3 million).

•	Our purchase of common and preferred units in connection with the 2014 Follow-On Offering (approximately $244.3 million).

•	The H&F Conversion in June 2014 and the quarterly exchanges made by certain limited partners pursuant to the Exchange Agreement (approximately $84.4 million).

Those amounts assume no material changes in the related tax law and that we earn sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. Additional purchases, redemptions or exchanges of units of Artisan Partners Holdings will cause the liability to increase.
During 2014, we made payments under the tax receivable agreements totaling approximately $4.6 million in the aggregate. Of that amount, approximately $3.4 million was paid to the H&F holders, approximately $0.6 million was paid to Sutter Hill Ventures, and the remaining approximately $0.6 million was paid to other Class A limited partners. In 2015, we expect to make payments under the tax receivable agreements to each of the limited partners who exchanged or sold partnership units in 2014.
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the exchange or redemption of partnership units from March 2013 through January 30, 2015; and (iii) future purchases, redemptions or exchanges of partnership units would aggregate to approximately $1.7 billion over 15 years, assuming the future purchases, redemptions or exchanges described in clause (iii) occurred at a price of $50.53 per share of our Class A common stock, the closing price of our Class A common stock on January 30, 2015. Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or $1.5 billion, over the 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase, redemption or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit.
The 2014 Follow-On Offering
In February 2014, we entered into unit and share purchase agreements with holders of partnership units and the H&F holder of shares of convertible preferred stock who elected to sell partnership units and shares to us, respectively. Pursuant to those agreements, we used the net proceeds of our issuance of 9,284,337 shares of our Class A common stock in March 2014 to purchase 6,284,337 common units from certain of the limited partners of Artisan Partners Holdings, including AIC; Sutter Hill Ventures and two trusts of which Mr. Coxe is a co-trustee; Mr. Colson, Mr. Daley, Mr. Patenaude and Mr. Ramirez; and many of our employee-partners, including several employee-partners, or entities controlled by employee-partners, who own greater than 5% of our outstanding Class B common stock. We also purchased 2,256,883 preferred units and 743,117 shares of convertible preferred stock from the H&F holders. We purchased the units and shares at a price per unit or share, as applicable, equal to $59.675. The 2014 Follow-On Offering satisfied our obligation to conduct an underwritten public offering on behalf of all of the pre-IPO partners on or around the first anniversary of our IPO under the registration rights agreement described above.
Indemnification Agreements
We have entered into an indemnification agreement with each of our executive officers, directors and the members of our Stockholders Committee that provides, in general, that we will indemnify them to the fullest extent permitted by Delaware law in connection with their service in such capacities. Due to the nature of the indemnification agreements, they are not the type of agreements that are typically entered into with or available to unaffiliated third parties.
Transactions with AIC
Prior to March 12, 2014, Artisan Partners Holdings had cost sharing arrangements with entities controlled by Andrew A. Ziegler and Carlene M. Ziegler, pursuant to which Artisan Partners Holdings and certain of its employees provided certain administrative services to those entities and the Zieglers, and they reimbursed Artisan Partners Holdings for the costs related to such services. We amended these arrangements on March 12, 2014. Under the amended arrangements, an entity owned by the Zieglers reimbursed us for the costs associated with three employees using our office space until they transitioned to new facilities in June 2014. We believe that the terms of these arrangements were reasonable and reflect the terms of agreements negotiated on an arm’s-length basis. Pursuant to the arrangements described above, the Ziegler entities paid Artisan Partners Holdings approximately $435,000 during the year ended December 31, 2014. In addition, Artisan Partners Holdings obtained and paid for insurance policies covering potential liability AIC may incur as the prior general partner of Artisan Partners Holdings.
Transactions with Private Fund
Prior to December 2014, we had an agreement to serve as the investment manager of Artisan Partners Launch Equity LP, or Launch Equity, which was a private investment partnership. The investment management agreement with Launch Equity was terminated in December 2014, and we redeemed our initial equity investment in Launch Equity on December 31, 2014. Launch Equity and Artisan Partners Alternative Investments GP LLC were dissolved on December 31, 2014.

Under the terms of our agreement with Launch Equity, we earned a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1% (annualized). At our discretion, the fee could be waived and certain expenses reimbursed. Amounts we waived for quarterly fees (which do not impact our financial statements as they are eliminated in consolidation) totaled $0.5 million for the year ended December 31, 2014. Expense reimbursements totaled $0.2 million for the year ended December 31, 2014. A wholly owned subsidiary, Artisan Partners Alternative Investments GP LLC, was the general partner of Launch Equity. We made an initial equity investment in Launch Equity of $1,000. Artisan Partners Alternative Investments GP LLC was entitled to receive an allocation of profits from Launch Equity equal to 20% of Launch Equity’s net capital appreciation as determined at the conclusion of its fiscal year, which also could be waived at our discretion. There was no incentive fee earned or waived as a result of net capital appreciation for the fiscal year ended December 31, 2014. All of the limited partner investors in Launch Equity were current or former employees of ours, including Andrew C. Stephens, a portfolio manager on our Growth Team, who owned approximately 80% of the limited partner interests in Launch Equity, as well as Andrew A. Ziegler and Carlene M. Ziegler, Mr. Colson, our President and Chief Executive Officer, and James D. Hamel, a portfolio manager on our Growth Team.
Director Independence
Information about the independence of members of the company’s board of directors is included under “Directors, Executive Officers and Corporate Governance” in Item 10 of this report.
Statement Regarding Transactions with Affiliates
We have adopted a written policy regarding the approval, with certain exceptions, of any transaction or series of transactions in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a “related party” (a director, director nominee, executive officer, or a person known to us to be the beneficial owner of more than 5% of our voting securities) has a direct or indirect material interest (a “related-party transaction”). Under the policy, a related party must promptly disclose to our Chief Legal Officer any potential related party transaction and all material facts about the transaction. The Chief Legal Officer will then assess whether the transaction constitutes a related party transaction. If the Chief Legal Officer determines a transaction qualifies as such, he or she will communicate that information to the Audit Committee of our Board, to the chairman of the Audit Committee, if the Chief Legal Officer determines it is impracticable or undesirable to wait until the next committee meeting, or to the entire Board. Based on its consideration of all of the relevant facts and circumstances, the reviewer will decide whether or not to approve such transaction and will generally approve only those transactions that are not inconsistent with our best interests. If we become aware of a related party transaction that was not approved under this policy before it was entered into, the transaction will be referred to the Audit Committee or the entire Board, which will evaluate all options available, including ratification, amendment or termination of such transaction. Under the policy, any director who may be interested in a related party transaction will recuse himself or herself from any formal action with respect to the transaction as deemed appropriate by the Audit Committee or Board.
Item 14. Principal Accountant Fees and Services
INFORMATION ABOUT OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES
Audit and Non-Audit Fees
Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP as of and for the fiscal years ended December 31, 2014 and 2013 are set forth below. The aggregate fees included in the “Audit Fees” category are fees billed for the fiscal year for the audits of our annual financial statements, audits of statutory and regulatory filings, and quarterly reviews. The aggregate fees included in the Audit-Related, Tax and Other Fees categories are fees for services performed in the fiscal years.

	Fiscal Year 2014	Fiscal Year 2013
Audit Fees	$884,300	$490,100
Audit‑Related Fees	698,500	969,800
Tax Fees	836,900	1,089,800
All Other Fees	23,700	3,600
Total	$2,443,400	$2,553,300

Audit Fees for the fiscal years ended December 31, 2014 and 2013 were for professional services rendered for the audits of our annual financial statements, reviews of quarterly financial statements and services that are customarily provided in connection with statutory or regulatory filings.

Audit-Related Fees for the fiscal years ended December 31, 2014 and 2013 were for reviews of registration statements filed with the SEC, consultations related to the accounting or disclosure treatment of transactions and attest services related to our compliance with the Global Investment Performance Standards (GIPS).

Tax Fees for the fiscal years ended December 31, 2014 and 2013 were for domestic and foreign tax return compliance, including review of partner capital accounts, and consultations related to technical interpretations, applicable laws and regulations and tax accounting. During 2014, $425,000 of the tax fees related to tax return compliance and preparation.

Other Fees for the fiscal years ended December 31, 2014 and 2013 were for license fees for professional publications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee is required to pre-approve, or adopt appropriate procedures to pre-approve, all audit and non-audit services to be provided by the independent auditors. The Committee will typically pre-approve specific types of audit, audit-related and tax services on an annual basis. The Committee pre-approves all other services on an individual basis throughout the year as the need arises. The Committee has delegated to its chairperson the authority to pre-approve independent auditor engagements between meetings of the Committee. Any such pre-approvals will be reported to and ratified by the entire Committee at its next regular meeting.
All audit, audit-related and tax services in fiscal 2014 were pre-approved by the Audit Committee. In all cases, the Audit Committee concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of PricewaterhouseCoopers LLP’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.(1)
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.(1)
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.(1)
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP (2)
10.2	Amended and Restated Resale and Registration Rights Agreement (2)
10.3	Exchange Agreement(1)
10.4	Tax Receivable Agreement (Merger)(1)
10.5	Tax Receivable Agreement (Exchanges)(1)
10.6	Stockholders Agreement(1)
10.7	Public Company Contingent Value Rights Agreement(1)
10.8	Partnership Contingent Value Rights Agreement(1)
10.9	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan(3)
10.10	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan(3)
10.11	Artisan Partners Asset Management Inc. Bonus Plan(3)
10.12	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement(4)
10.13	Employment Agreement of Andrew A. Ziegler(1)
10.14	Form of Indemnification Agreement(4)
10.15	Form of Indemnification Priority Agreement(4)
10.16	Five-Year Revolving Credit Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent(5)
10.17	Note Purchase Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP and the purchasers listed therein(5)
10.18	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan—Restricted Share Unit Award Agreement (3)
10.19
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan-Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on June 25, 2013)

10.20	Unit and Share Purchase Agreement (incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on October 16, 2013)
10.21	Form of Unit Purchase Agreement (incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 28, 2014)
10.22
Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc., dated March 12, 2014 (incorporated by reference to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on March 19, 2014)

10.23
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on July 14, 2014)

10.24
Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Artisan Partners Asset Management Inc. on July 14, 2014)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012

(1)	incorporated by reference to Form 10-Q filed by Artisan Partners Asset Management Inc. on May 9, 2013
(2)	incorporated by reference to Form 10-Q filed by Artisan Partners Asset Management Inc. on November 7, 2013
(3)	incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on February 14, 2013
(4)	incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on January 18, 2013
(5)	incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on December 18, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: February 25, 2015
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 25th day of February, 2015.

Signature	Title
/s/ Andrew A. Ziegler	Chairman and Director
Andrew A. Ziegler
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Seth W. Brennan	Director
Seth W. Brennan
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Director
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres