Form 10-Q
period 2015-03-31
Artisan Partners Asset Management Inc.
filed 2015-05-04
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 30, 2015 were 39,147,228, 18,349,989 and 15,926,131, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Among the important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Artisan Partners brand and other factors disclosed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 25, 2015, which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$215,109	$182,284
Accounts receivable	66,411	69,361
Investment securities	7,030	6,712
Property and equipment, net	15,888	16,594
Deferred tax assets	687,770	562,396
Prepaid expenses and other assets	13,182	12,105
Total assets	$1,005,390	$849,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$34,196	$39,826
Accrued incentive compensation	65,311	12,973
Borrowings	200,000	200,000
Amounts payable under tax receivable agreements	596,421	489,154
Total liabilities	895,928	741,953
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 39,125,278 and 34,238,131 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	391	342
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 18,349,989 and 21,463,033 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	184	215
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 15,926,131 and 17,226,379 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	159	172
Additional paid-in capital	99,410	93,524
Retained earnings	9,558	16,417
Accumulated other comprehensive income (loss)	115	206
Total stockholders’ equity	109,817	110,876
Noncontrolling interest - Artisan Partners Holdings	(355)	(3,377)
Total equity	109,462	107,499
Total liabilities and equity	$1,005,390	$849,452
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenues
Management fees	$203,229	$201,792
Performance fees	346	—
Total revenues	$203,575	$201,792
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	98,427	85,855
Pre-offering related compensation - share-based awards	10,414	23,637
Total compensation and benefits	108,841	109,492
Distribution and marketing	11,662	11,174
Occupancy	3,012	2,686
Communication and technology	5,213	4,476
General and administrative	7,018	6,812
Total operating expenses	135,746	134,640
Total operating income	67,829	67,152
Non-operating income (loss)
Interest expense	(2,879)	(2,883)
Net gain (loss) of Launch Equity	—	(598)
Net gain (loss) on the tax receivable agreements	(6,427)	—
Other non-operating income (expense)	5	(276)
Total non-operating income (loss)	(9,301)	(3,757)
Income before income taxes	58,528	63,395
Provision for income taxes	5,082	11,208
Net income before noncontrolling interests	53,446	52,187
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	33,932	44,149
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(598)
Net income attributable to Artisan Partners Asset Management Inc.	$19,514	$8,636

Basic and diluted earnings (loss) per share	$0.43	$(2.29)
Basic and diluted weighted average number of common shares outstanding	32,633,481	20,214,242
Dividends declared per Class A common share	$1.55	$2.18
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income before noncontrolling interests	$53,446	$52,187
Other comprehensive income (loss), net of tax
Unrealized gains on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $88 and $86, respectively	230	21
Less: reclassification adjustment for gain (loss) included in net income	—	—
Net unrealized gain (loss) on investment securities	230	21
Foreign currency translation gain (loss)	(422)	53
Total other comprehensive income (loss)	(192)	74
Comprehensive income	53,254	52,261
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	33,831	44,019
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	—	(598)
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$19,423	$8,840

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders' Equity (U.S. dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2015	729	93,524	16,417	206	(3,377)	107,499
Net income	—	—	19,514	—	33,932	53,446
Other comprehensive income - foreign currency translation	—	—	—	(214)	(208)	(422)
Other comprehensive income - available for sale investments, net of tax	—	—	—	95	169	264
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	(1,578)	—	28	1,516	(34)
Amortization of equity-based compensation	—	9,887	—	—	9,718	19,605
Deferred tax assets, net of amounts payable under tax receivable agreements	—	24,824	—	—	—	24,824
Issuance of Class A common stock, net of issuance costs	38	175,978	—	—	—	176,016
Forfeitures	(1)	1	—	—	—	—
Issuance of restricted stock awards	6	(6)	—	—	—	—
Purchase of equity and subsidiary equity	(38)	(176,520)	—	—	—	(176,558)
Distributions	—	—	—	—	(42,105)	(42,105)
Dividends	—	(26,700)	(26,373)	—	—	(53,073)
Balance at March 31, 2015	$734	$99,410	$9,558	$115	$(355)	$109,462

	Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity
Balance at January 1, 2014	$703	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311
Net income (loss)	—	—	—	8,636	—	44,149	(598)	52,187
Other comprehensive income - foreign currency translation	—	—	—	—	13	40	—	53
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	14	85	—	99
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(3,456)	—	177	3,201	—	(78)
Capital contribution	—	—	—	—	—	—	1,825	1,825
Amortization of equity-based compensation	—	—	9,357	—	—	18,921	—	28,278
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	45,825	—	—	—	—	45,825
Issuance of Class A common stock, net of issuance costs	93	—	552,897	—	—	—	—	552,990
Purchase of convertible preferred stock and subsidiary equity	(85)	(21,652)	(533,204)	—	—	812	—	(554,129)
Distributions	—	—	—	—	—	(93,005)	—	(93,005)
Dividends	—	—	(12,322)	(34,456)	—	—	—	(46,778)
Balance at March 31, 2014	$711	$13,257	$65,485	$(24,419)	$582	$12,263	$51,699	$119,578

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income before noncontrolling interests	$53,446	$52,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,039	693
Deferred income taxes	(576)	2,540
Net loss on the tax receivable agreements	6,427	—
(Gains) losses of Launch Equity, net	—	598
Proceeds from sale of investments by Launch Equity	—	56,880
Purchase of investments by Launch Equity	—	(48,094)
Loss on disposal of property and equipment	10	5
Amortization of debt issuance costs	112	112
Share-based compensation	19,605	28,278
Excess tax benefit on share-based awards	(776)	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	—	(10,611)
Accounts receivable	2,950	1,891
Prepaid expenses and other assets	(1,774)	(1,442)
Accounts payable and accrued expenses	52,321	67,634
Class B liability awards	(3,920)	(3,459)
Deferred lease obligations	(155)	10
Net cash provided by operating activities	128,709	147,222
Cash flows from investing activities
Acquisition of property and equipment	(587)	(990)
Leasehold improvements	(802)	(949)
Proceeds from sale of property and equipment	—	4
Purchase of investment securities	—	(10,000)
Net cash used in investing activities	(1,389)	(11,935)
Cash flows from financing activities
Partnership distributions	(42,105)	(93,005)
Dividends paid	(53,073)	(46,778)
Change in other liabilities	(17)	(16)
Net proceeds from issuance of common stock	176,558	554,129
Payment of costs directly associated with the issuance of Class A common stock	(76)	(781)
Purchase of preferred stock and subsidiary equity	(176,558)	(554,129)
Capital invested into Launch Equity	—	1,825
Excess tax benefit on share-based awards	776	—
Net cash provided by (used in) financing activities	(94,495)	(138,755)
Net increase in cash and cash equivalents	32,825	(3,468)
Cash and cash equivalents
Beginning of period	182,284	211,839
End of period	$215,109	$208,371

Supplementary information
Noncash activity:
Establishment of deferred tax assets	124,887	287,367
Establishment of amounts payable under tax receivable agreements	100,840	244,262
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management, Inc. (“APAM” or “Artisan”) is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan has seven autonomous investment teams that oversee fourteen distinct U.S., non-U.S. and global investment strategies. During the first quarter of 2015, Artisan announced the establishment of its seventh investment team, the Developing World team.
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At March 31, 2015, APAM’s total economic interest in Holdings approximated 53% of Holdings’ economics.
Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Holdings’ general partner. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company”.
2015 Follow-On Offering
On March 9, 2015, APAM completed a registered public offering of 3,831,550 shares of Class A common stock (the “2015 Follow-On Offering”) and utilized all of the proceeds to purchase an aggregate of 3,831,550 common units of Artisan Partners Holdings at a price per unit of $46.08. The offering and subsequent purchase of units had the following impact on the consolidated financial statements:

•
APAM received 3,831,550 GP units of Holdings, which increased APAM’s ownership interest in Holdings. See Note 6, “Noncontrolling interest - Holdings” for the financial statement impact of changes in ownership.

•
APAM’s purchase of common units of Holdings with the proceeds resulted in an increase to deferred tax assets of approximately $105.1 million and an increase in amounts payable under the tax receivable agreements of approximately $89.4 million.

Holdings Unit Exchanges

During the three months ended March 31, 2015, certain limited partners of Artisan Partners Holdings exchanged common units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock (the “Holdings Common Unit Exchanges”). The following exchanges occurred during the three months ended March 31, 2015:

•	194,474 Class A common units were exchanged for Class A common stock on March 9, 2015.

•	332,538 Class B common units were exchanged for Class A common stock on March 9, 2015.

The Holdings Common Unit Exchanges increased APAM’s ownership interest in Holdings, and resulted in a combined increase to deferred tax assets of approximately $13.5 million and an increase in amounts payable under tax receivable agreements of approximately $11.5 million.

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
The Company makes initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, APAM consolidates the investment, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of March 31, 2015, APAM does not have a controlling financial interest in any of the funds in which it has made a seed investment.

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2017 and requires either a retrospective or a modified retrospective approach to adoption. Early application is prohibited. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The
ASU modifies existing consolidation guidance for determining whether certain legal entities should be consolidated. The ASU eliminates the deferral under ASU 2010-10, Consolidation - Amendments for Certain Investment Funds, and, as a result, the Company must apply the new guidance to all entities, including investment companies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate VIEs, in certain instances. The new guidance will be effective on January 1, 2016, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.

In April 2015 the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the note liability, rather than presented as an asset. The new guidance will be effective on January 1, 2016, and requires a retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact on its consolidated financial statements.

In April 2015 the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The new guidance will be effective on January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
Mutual funds	$5,618	$1,413	$(1)	$7,030
December 31, 2014
Mutual funds	$5,618	$1,096	$(2)	$6,712
Artisan’s investments in mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of March 31, 2015 and December 31, 2014, the total fair value of investments in an unrealized loss position was $39 thousand and $38 thousand, respectively. The $1 thousand and $2 thousand unrealized losses on available-for-sale securities are considered temporary, based on the severity and duration of the unrealized losses. No impairment losses were recorded on these available-for-sale securities.
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2015 and December 31, 2014:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2015
Assets
Cash equivalents	$76,004	$76,004	$—	$—
Mutual funds	7,030	7,030	—	—

December 31, 2014
Assets
Cash equivalents	$44,004	$44,004	$—	$—
Mutual funds	6,712	6,712	—	—

Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds or Undertakings for Collective Investment in Transferable Securities (“UCITS”). There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of March 31, 2015 and December 31, 2014.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2015 and 2014.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2015 and December 31, 2014:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	$—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $205.8 million as of March 31, 2015. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.8 million for the three months ended March 31, 2015 and 2014.
As of March 31, 2015, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2015	$—
2016	—
2017	60,000
2018	—
2019	50,000
Thereafter	90,000
$200,000
Note 6. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. As of March 31, 2015, APAM held approximately 53% of the economic interests in Holdings.
Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings.
During the three months ended March 31, 2015, APAM’s ownership interest in Holdings increased from 47% to 53%, due to the following transactions:

•	The issuance of 541,000 Holdings GP units corresponding to 541,000 restricted shares of Class A common stock issued by APAM during the period.

•	The issuance of 3,831,550 Holdings GP units and cancellation of 3,831,550 Holdings common units, in connection with the 2015 Follow-on Offering.

•	The issuance of 527,012 Holdings GP units and cancellation of 527,012 Holdings common units, in connection with the Holdings Common Unit Exchanges.

•	The forfeiture of 54,730 Holdings common units as a result of the termination of employment of employee-partners.

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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Three Months Ended March 31,
	2015	2014
Additional paid-in capital	$(1,578)	$(3,456)
Noncontrolling interest - Artisan Partners Holdings	1,516	3,201
Accumulated other comprehensive income	28	177
Deferred tax assets	34	78
Net balance sheet impact	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $6.3 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.
Note 7. Variable and Voting Interest Entities
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
Prior to the dissolution, Launch Equity was determined to be a variable interest entity (“VIE”) which required consolidation within Artisan’s consolidated financial statements. Artisan’s maximum exposure to investment loss from its involvement with Launch Equity was limited to its equity investment of $1 thousand while the potential benefit was limited to the management and incentive fees receivable as investment adviser. Therefore, the gains or losses of Launch Equity have not had a significant impact on Artisan’s results of operations, liquidity or capital resources. Artisan had no right to the benefits from, nor did it bear the risks associated with, Launch Equity’s investments, beyond Artisan’s minimal direct investment in Launch Equity.

The following tables reflect the impact of consolidating Launch Equity’s results into the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2014.
Condensed Consolidating Statements of Operations

	Three Months Ended
	March 31, 2014
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$201,917	$—	$(125)	$201,792
Total operating expenses	134,765	—	(125)	134,640
Operating income (loss)	67,152	—	—	67,152
Non-operating income (loss)	(3,159)	—	—	(3,159)
Net gain (loss) of Launch Equity	—	(598)	—	(598)
Total non-operating income (loss)	(3,159)	(598)	—	(3,757)
Income (loss) before income taxes	63,993	(598)	—	63,395
Provision for income taxes	11,208	—	—	11,208
Net income (loss)	52,785	(598)	—	52,187
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	44,149	—	—	44,149
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(598)	—	(598)
Net income attributable to Artisan Partners Asset Management Inc.	$8,636	$—	$—	$8,636
Note 8. Stockholders' Equity

APAM - Stockholders’ Equity
As of March 31, 2015 and December 31, 2014, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	March 31, 2015	December 31, 2014	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	39,125,278	34,238,131	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	18,349,989	21,463,033	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	15,926,131	17,226,379	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2015, Artisan’s employees held 3,229,219 restricted shares of Class A common stock subject to the agreement and all 18,349,989 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid quarterly dividends of $0.60 and $0.55 per share of Class A common stock and special annual dividends of $0.95 and $1.63 per share of Class A common stock during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014, APAM paid dividends of $3.00 per share of outstanding convertible preferred stock.

APAM issued (cancelled) the following shares during the three months ended March 31, 2015:

	Total Stock	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2014	72,927,543	34,238,131	21,463,033	17,226,379
2015 Follow-on Offering	—	3,831,550	(2,415,253)	(1,416,297)
Holdings Common Unit Exchanges	—	527,012	(332,538)	(194,474)
Restricted Share Award Grants	541,000	541,000	—	—
Employee-Partner Terminations	(67,145)	(12,415)	(365,253)	310,523
Balance at March 31, 2015	73,401,398	39,125,278	18,349,989	15,926,131
(1) There were 122,990 and 20,612 restricted stock units outstanding at March 31, 2015 and December 31, 2014, respectively.
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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date.
Holdings’ partnership distributions totaled $79.4 million and $131.6 million for the three months ended March 31, 2015 and 2014, respectively. The portion of these distributions made to all partners are recorded as a reduction to consolidated stockholders’ equity, with the exception of the portion of distributions made to APAM, which is eliminated upon consolidation. Holdings distributions to APAM totaled $37.3 million and $38.6 million for the three months ended March 31, 2015 and 2014, respectively.
Note 9. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2015	2014
Salaries, incentive compensation and benefits (1)	$89,904	$81,597
Restricted share-based award compensation expense	8,523	4,258
Total salaries, incentive compensation and benefits	98,427	85,855
Pre-offering related compensation - share-based awards	10,414	23,637
Total compensation and benefits	$108,841	$109,492
(1) Excluding restricted share-based award compensation expense
Incentive compensation
Cash incentive compensation paid to members of Artisan’s portfolio management teams and members of its distribution teams is generally based on formulas that are tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and has historically been paid in the fourth quarter of the year. The cash incentive compensation earned by the named executive officers for the year ended December 31, 2014, was paid in the three months ended March 31, 2015.

Restricted share-based awards
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation
Plan (the “Plan”). Pursuant to the Plan, APAM has issued a combination of restricted stock awards and restricted stock units of Class A common stock to employees. The restricted share-based awards generally vest on a pro rata basis over five years. Certain share-based awards will vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. As of March 31, 2015, 10,358,885 shares of Class A common stock were reserved and available for issuance under the Plan.
During the three months ended March 31, 2015, Artisan issued 541,000 restricted stock awards and 80,000 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the January 2015 grant is expected to be approximately $29.5 million.
Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, based on actual forfeiture activity.
The following table summarizes the restricted share-based award activity for the three months ended March 31, 2015:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2015	$52.59	2,700,634
Granted	$48.26	621,000
Forfeited	$52.71	(12,415)
Vested	$—	—
Unvested at March 31, 2015	$51.78	3,309,219
Compensation expense recognized related to awards was $8.5 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. The unrecognized compensation expense for the unvested awards as of March 31, 2015 was $147.1 million with a weighted average recognition period of 4.2 years remaining.
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
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The remaining redemption payments for Class B awards of partners whose services to Holdings terminated prior to the IPO were $10.4 million and $14.3 million as of March 31, 2015 and December 31, 2014, respectively. Payments of $3.9 million and $3.4 million were made for the three months ended March 31, 2015 and 2014, respectively.
Modification of Class B share-based awards
As a part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment was considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. Compensation expense is recorded for unvested Class B awards on a straight-line basis over the remaining vesting period.

The following table summarizes the activity related to unvested Class B awards for the three months ended March 31, 2015:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2015	$30.00	4,045,016
Granted	—	—
Forfeited	$30.00	(54,730)
Vested	$30.00	(667,106)
Unvested at March 31, 2015	$30.00	3,323,180
Compensation expense recognized related to the unvested Class B awards was $10.4 million and $23.6 million for the three months ended March 31, 2015 and 2014, respectively. The unrecognized compensation expense for the unvested Class B awards as of March 31, 2015, was $75.2 million with a weighted average recognition period of 2.0 years remaining.
Note 10. Income Taxes and Related Payments
APAM is subject to U.S. federal and state income taxation on APAM’s allocable portion of the income of Holdings. APAM’s effective income tax rate was lower than the U.S. Federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that approximately 50% of Holdings’ earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses, that are not deductible for tax purposes. Prior to the IPO Reorganization, none of Holdings’ earnings were subject to U.S. corporate-level taxes.
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
Amounts payable under tax receivable agreements is an estimate which is impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels. During the three months ended March 31, 2015, a change in expected state tax rates resulted in an increase to deferred tax assets and TRA payable of $7.7 million and $6.4 million, respectively. The change in the TRA payable estimate is recorded in non-operating income in the Consolidated Statements of Operations.

The 2015 Follow-On Offering and Holdings Common Unit Exchanges resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $118.6 million and $100.8 million, respectively, for the three months ended March 31, 2015.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2015	2014
Current:
Federal	$5,040	$7,610
State and local	520	981
Foreign	98	77
Total	5,658	8,668
Deferred:
Federal	6,743	2,776
State and local	(7,319)	(236)
Total	(576)	2,540
Income tax expense	$5,082	$11,208
Net deferred tax assets comprise the following:

	As of March 31, 2015	As of December 31, 2014
Deferred tax assets:
Amortizable basis (1)	$670,879	$551,952
Other (2)	16,891	10,444
Total deferred tax assets	687,770	562,396
Less: valuation allowance (3)	—	—
Net deferred tax assets	$687,770	$562,396
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of March 31, 2015 and December 31, 2014.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2015, U.S. federal income tax returns for the years 2011 through 2014 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2010 to 2014. Foreign tax returns are generally subject to audit from 2010 to 2014.

Note 11. Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of March 31, 2015	As of December 31, 2014
Unrealized gain on investments	$477	$326
Foreign currency translation	(362)	(120)
Accumulated Other Comprehensive Income (Loss)	$115	$206
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the economic interests in Holdings held by the limited partners of Holdings.
Note 12. Earnings (Loss) Per Share
Basic earnings per share is computed by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted share-based awards are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by the employees. Income available to Class A common stockholders is computed by reducing net income attributable to APAM by dividends declared or paid to convertible preferred stockholders during the period and earnings (distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. Class B and Class C common shares do not share in profits of APAM and therefore are not reflected in the calculations.
The consideration Artisan paid to purchase shares of its convertible preferred stock in March 2014 exceeded the carrying amount of the shares of convertible preferred stock on Artisan’s consolidated balance sheet by $22.7 million, which is subtracted from net income as a deemed dividend to arrive at income available to common stockholders in the earnings per share calculation. The purchase of subsidiary preferred equity in March 2014 resulted in a similar deemed dividend, which also reduced net income available to common stockholders.

The computation of basic and diluted earnings per share under the two-class method for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2015	2014
Numerator:
Net income attributable to APAM	$19,514	$8,636
Less: Convertible preferred stock deemed dividends	—	22,694
Less: Subsidiary preferred equity deemed dividends	—	25,155
Less: Allocation to participating securities	5,557	6,980
Net income (loss) available to common stockholders	$13,957	$(46,193)
Denominator:
Weighted average shares outstanding	32,633,481	20,214,242
Earnings (loss) per share	$0.43	$(2.29)
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

The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested restricted awards are anti-dilutive, primarily because the unvested shares are considered participating securities.

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
Anti- Dilutive Weighted Average Shares Outstanding	2015	2014
Holdings limited partnership units	37,609,365	48,675,297
Convertible preferred stock	—	1,041,248
Unvested restricted share-based awards	2,991,457	1,606,748
Total	40,600,822	51,323,293
Note 13. Indemnifications
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
Note 14. Related Party Transactions
Artisan engages in transactions with its affiliates in the ordinary course of business.
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment manager of Artisan Funds, with which certain of Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.63% to 1.25%. Artisan generally collects revenues related to these services on the last business day of each month and records them in Management Fees in the Consolidated Statement of Operations. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than 1.50% of average daily net assets, and 1.25% of the fund’s average daily net assets for Artisan High Income Fund. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
	2015	2014
Investment management fees:
Artisan Funds	$134,307	$136,586
Fee waiver / expense reimbursement:
Artisan Funds	$—	$60
Affiliate transactions—Artisan Global Funds
Artisan has agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $1.3 million due from Artisan Global Funds as of March 31, 2015 and December 31, 2014.

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
	2015	2014
Investment management fees:
Artisan Global Funds	$3,724	$3,239
Fee waiver / expense reimbursement:
Artisan Global Funds	$63	$82
Affiliate transactions—Launch Equity
Prior to the dissolution described in Note 7, Artisan had an agreement to serve as the investment manager of Launch Equity. Under the terms of Artisan’s agreement with Launch Equity, Artisan earned a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At Artisan’s discretion, the fee was waived and certain expenses reimbursed to the extent they exceeded a certain level. Artisan waived 100% of the quarterly fee and reimbursed Launch Equity for all operating expenses, and Artisan also waived other expenses as well. Expense reimbursements totaled $38 thousand for the three months ended March 31, 2014.
Affiliate transactions—AIC
Artisan had cost sharing arrangements with entities controlled by Andrew A. Ziegler (APAM’s Chairman of the Board and former Artisan employee) and Carlene M. Ziegler (also a former Artisan employee), pursuant to which the Ziegler entities reimbursed Artisan for the costs associated with three employees using Artisan’s office space while they transitioned to new facilities. This transition was completed during June 2014. In addition, Artisan has obtained and paid for insurance policies covering potential liability AIC may incur as the prior general partner of Holdings. At December 31, 2014 and March 31, 2015, no amounts were due from the Ziegler entities related to these transactions.
Note 15. Subsequent Events
Distributions and dividends
On April 22, 2015, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $32.8 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.60 per share of APAM’s Class A common stock. The APAM dividend is payable on May 29, 2015, to shareholders of record as of May 15, 2015.

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
We have seven autonomous investment teams that oversee fourteen distinct U.S., non-U.S. and global investment strategies. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates.
Business and financial highlights for the March quarter 2015 included:

•	As of March 31, 2015, 98% of our assets under management were in strategies out-performing their broad-based benchmarks over the trailing 10-year period and since each strategy's inception.

•
As of March 31, 2015, 8 of our 12 investment strategies that have a 5-year track record have added value relative to their broad performance benchmarks over the trailing 5 years. Six of our 7 strategies with a 10-year track record have added value over the trailing 10-year period.

•	Our High Income strategy had its one-year anniversary. The strategy outperformed its benchmark index by 389 basis points (gross of fees) during its first year.

•	The establishment of our seventh investment team, the Developing World team. We expect to launch the team's first strategy, the Artisan Partners Developing World strategy, in the next few months.

•	Revenues of $203.6 million for the three months ended March 31, 2015, a 1% increase from revenues of $201.8 million for the three months ended March 31, 2014.

•	The successful completion of the 2015 Follow-On Offering and the continued evolution of our capital structure.

•	Continued our culture of employee ownership through the grant of 621,000 restricted share-based awards to our employees.
Organizational Structure
Organizational Structure
On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and the intermediary holding company through which APAM conducts its operations, Artisan Partners Holdings LP (“Holdings”), completed a series of transactions (“the IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company. The IPO Reorganization is described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015.
Our employees and other limited partners of Holdings held approximately 47% of the equity interests in Holdings as of March 31, 2015. As a result, our post-IPO results reflect that significant noncontrolling interest. As of March 31, 2015, our net income represented approximately 53% of Holdings’ net income.
2015 Offering and Unit Exchanges
On March 9, 2015, we completed an offering of 3,831,550 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 3,831,550 common units of Holdings from certain of the limited partners of Holdings. In connection with the offering, APAM received 3,831,550 GP units of Holdings.
During the three months ended March 31, 2015, certain limited partners of Holdings exchanged 527,012 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 527,012 shares of Class A common stock. In connection with the exchanges, APAM received 527,012 GP units of Holdings.
The aforementioned transactions increased APAM’s ownership interest in Holdings from 47% at December 31, 2014 to 53% at March 31, 2015.
Tax Impact of IPO Reorganization
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
As of March 31, 2015, deferred tax assets of $687.8 million and amounts payable under tax receivable agreements of $596.4 million have been recorded in the Condensed Consolidated Statements of Financial Condition. APAM’s purchase of Holdings common units with the 2015 Follow-On Offering proceeds resulted in an increase to deferred tax assets of approximately $105.1 million and an increase in amounts payable under tax receivable agreements of approximately $89.4 million. The Holdings Unit Exchanges during the three months ended March 31, 2015, resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $13.5 million and $11.5 million, respectively. The deferred tax assets and TRA payable also increased by $7.7 million and $6.4 million, respectively, for the three months ended March 31, 2015, due to changes in estimated tax rates during the period.
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. Equity markets were generally positive during the three months ended March 31, 2015, driving the 2.8% increase in our AUM due to market appreciation during the quarter. The following table presents the total returns of relevant market indices for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
S&P 500 total returns	1.0%	1.8%
MSCI All Country World total returns	2.3%	1.1%
MSCI EAFE total returns	4.9%	0.7%
Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2015	2014
	(unaudited; dollars in millions)
Assets under management at period end	$108,723	$107,397
Average assets under management (1)	$108,410	$106,172
Net client cash flows	$(2,228)	$1,413
Total revenues	$203.6	$201.8
Weighted average fee (2)	76	77
Adjusted operating margin (3)	38.4%	45.1%

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

The amount and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among others:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;

•	flows of client assets into and out of our various strategies and investment vehicles;

•	our decision to close strategies or limit the growth of assets in a strategy when we believe it is in the best interest of our clients;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.
The table below sets forth changes in our total AUM:

	For the Three Months Ended March 31,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Beginning assets under management	$107,915	$105,477	$2,438	2.3%
Gross client cash inflows	4,423	6,639	(2,216)	(33.4)%
Gross client cash outflows	(6,651)	(5,226)	(1,425)	(27.3)%
Net client cash flows	(2,228)	1,413	(3,641)	(257.7)%
Market appreciation (depreciation)	3,036	648	2,388	368.5%
Net transfers (1)	—	(141)	141	100.0%
Ending assets under management	$108,723	$107,397	$1,326	1.2%
Average assets under management	$108,410	$106,172	$2,238	2.1%
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
For the three months ended March 31, 2015, net client cash outflows were $2.2 billion. The cash flow success of some our strategies during the quarter did not offset the overall impact of outflows resulting from performance challenges in the strategies managed by our U.S. Value and Emerging Markets teams and from client allocation decisions in other strategies.
During the quarter, our U.S. Value strategies and Emerging Markets strategy experienced net client cash outflows of $2.1 billion and $182 million, respectively. Those strategies have underperformed their benchmarks over the trailing 1-, 3- and 5-year periods. If those strategies continue to underperform their benchmarks and client trends continue, it is expected that those strategies will continue to experience net outflows.
Our Non-U.S. Growth, Global Opportunities, and High Income strategies experienced net client cash inflows during the quarter, gathering net inflows of $955 million, $163 million, and $91 million, respectively. While our past inflow experience does not guarantee future activity, if those strategies continue to perform well against their benchmarks and client trends continue,  it is expected that these strategies will continue to gather assets.

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

Historically, we have observed that client activity (whether inflows or outflows) tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters. However, there can be no guarantee that past experience will be indicative of future activity. The “lumpiness” of such activity may make it difficult to recognize trends over short-term periods.

The table below sets forth the total AUM for each of our investment teams and strategies as of March 31, 2015, the inception date for each investment composite, and the value-added by each strategy over a multi-horizon time period as of March 31, 2015.

	Inception	Strategy AUM	Value-Added (1) (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team		(unaudited)
Non-U.S. Growth Strategy	1/1/1996	$31,470	723	432	548	390	653
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,289	(572)	188	248	474	444
Global Equity Strategy	4/1/2010	$716	472	716	612	N/A	612
Global Small-Cap Growth Strategy	7/1/2013	$126	(1,072)	N/A	N/A	N/A	(579)

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$12,881	(1,070)	(403)	(173)	69	463
U.S. Small-Cap Value Strategy	6/1/1997	$1,533	(1,589)	(1,120)	(746)	(136)	343
Value Equity Strategy	7/1/2005	$1,829	(740)	(424)	(224)	N/A	(13)

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$16,898	(536)	(247)	215	259	551
U.S. Small-Cap Growth Strategy	4/1/1995	$2,651	(535)	(140)	332	83	78
Global Opportunities Strategy	2/1/2007	$5,515	347	339	712	N/A	596

Global Value Team
Non-U.S. Value Strategy	7/1/2002	$17,326	495	635	700	571	707
Global Value Strategy	7/1/2007	$15,186	(48)	547	566	N/A	578

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$629	(139)	(133)	(262)	N/A	(97)

Credit Team
High Income Strategy	4/1/2014	$674	389	N/A	N/A	N/A	389

Total Assets Under Management		$108,723
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy for the periods presented and since its inception date. Value-added for periods less than one year is not annualized. The market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth strategy—MSCI EAFE® Index; Non-U.S. Small-Cap Growth strategy—MSCI EAFE® Small Cap Index; Global Equity strategy—MSCI ACWI® Index; Global Small-Cap Growth strategy—MSCI ACWI® Small Cap Index; U.S. Small-Cap Value strategy—Russell 2000® Index; U.S. Mid-Cap Value strategy—Russell Midcap® Index; Value Equity strategy—Russell 1000® Index; U.S. Mid-Cap Growth strategy—Russell Midcap® Index; Global Opportunities strategy—MSCI ACWI® Index; U.S. Small-Cap Growth strategy—Russell 2000® Index; Non-U.S. Value strategy—MSCI EAFE® Index; Global Value strategy—MSCI ACWI® Index; Emerging Markets strategy—MSCI Emerging Markets IndexSM; High Income Strategy—Bank of America Merrill Lynch U.S. High Yield Master II Index. Unlike the BofA Merrill Lynch High Yield Master ll Index, the Artisan High Income strategy may hold loans and other security types. At times, this can cause material differences in relative performance.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Total
March 31, 2015	(unaudited; in millions)
Beginning assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$107,915
Gross client cash inflows	2,237	445	889	719	3	130	4,423
Gross client cash outflows	(1,307)	(2,586)	(1,291)	(1,243)	(185)	(39)	(6,651)
Net client cash flows	930	(2,141)	(402)	(524)	(182)	91	(2,228)
Market appreciation (depreciation)	1,219	272	967	555	5	18	3,036
Net transfers(1)	—	—	—	—	—	—	—
Ending assets under management	$33,601	$16,243	$25,064	$32,512	$629	$674	$108,723
Average assets under management	$32,618	$17,256	$24,734	$32,443	$749	$611	$108,410
March 31, 2014
Beginning assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	$105,477
Gross client cash inflows	2,622	850	1,389	1,688	14	76	6,639
Gross client cash outflows	(979)	(2,163)	(897)	(795)	(392)	—	(5,226)
Net client cash flows	1,643	(1,313)	492	893	(378)	76	1,413
Market appreciation (depreciation)	(356)	340	419	286	(41)	—	648
Net transfers(1)	—	—	—	(141)	—	—	(141)
Ending assets under management	$28,604	$22,051	$23,344	$31,995	$1,327	$76	$107,397
Average assets under management[2]	$27,715	$22,388	$23,290	$31,306	$1,464	$62	$106,172
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
(2) For the Credit team, average assets under management is for the period between March 19, 2014, when the team's strategy began investment operations, and March 31, 2014.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of March 31, 2015(1)		As of March 31, 2014(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	68,639	63.1%	66,561	62.0%
Intermediary	34,033	31.3%	34,455	32.1%
Retail	6,051	5.6%	6,381	5.9%
Ending Assets Under Management	$108,723	100.0%	$107,397	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
March 31, 2015	(unaudited; in millions)
Beginning assets under management	$60,257	$47,658	$107,915
Gross client cash inflows	3,708	715	4,423
Gross client cash outflows	(4,962)	(1,689)	(6,651)
Net client cash flows	(1,254)	(974)	(2,228)
Market appreciation (depreciation)	1,799	1,237	3,036
Net transfers (1)	(153)	153	—
Ending assets under management	$60,649	$48,074	$108,723
Average assets under management	$60,277	$48,133	$108,410
March 31, 2014
Beginning assets under management	$59,881	$45,596	$105,477
Gross client cash inflows	5,503	1,136	6,639
Gross client cash outflows	(3,179)	(2,047)	(5,226)
Net client cash flows	2,324	(911)	1,413
Market appreciation (depreciation)	305	343	648
Net transfers (1)	(35)	(106)	(141)
Ending assets under management	$62,475	$44,922	$107,397
Average assets under management	$60,761	$45,411	$106,172
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended March 31, 2015, Compared to Three months ended March 31, 2014

	For the Three Months Ended March 31,		For the Period-to-Period
	2015	2014	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$203.6	$201.8	$1.8	1%
Operating Expenses
Total compensation and benefits	108.8	109.5	(0.7)	(1)%
Other operating expenses	27.0	25.1	1.9	8%
Total operating expenses	135.8	134.6	1.2	1%
Total operating income	67.8	67.2	0.6	1%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	(6.4)	(0.9)	(5.5)	(611)%
Total non-operating income (loss)	(9.3)	(3.8)	(5.5)	(145)%
Income before income taxes	58.5	63.4	(4.9)	(8)%
Provision for income taxes	5.1	11.2	(6.1)	(54)%
Net income before noncontrolling interests	53.4	52.2	1.2	2%
Less: Noncontrolling interests - Artisan Partners Holdings	33.9	44.2	(10.3)	(23)%
Less: Noncontrolling interests - Launch Equity	—	(0.6)	0.6	100%
Net income attributable to Artisan Partners Asset Management Inc.	$19.5	$8.6	$10.9	127%

Per Share Data
Net income (loss) available to Class A common stock per basic and diluted share	$0.43	$(2.29)
Weighted average shares of Class A common stock outstanding	32,633,481	20,214,242
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
The increase in revenues of $1.8 million, or 1%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was driven primarily by a $2.2 billion, or 2%, increase in our average AUM.
Our weighted average investment management fee was 76 basis points for the three months ended March 31, 2015, compared to 77 for the three months ended March 31, 2014. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 55 basis points for the three months ended March 31, 2015 and 2014 . These assets represented 44% and 42% of our total AUM as of March 31, 2015 and 2014, respectively. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 93 basis points for the three months ended March 31, 2015 and 2014. These assets represented 56% and 58% of our AUM as of March 31, 2015 and 2014, respectively.
For the three months ended March 31, 2015 and 2014, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $65.5 million and $62.0 million of our revenues, respectively.

For the three months ended March 31, 2015 and 2014, fees from Artisan Funds represented $134.4 million and $136.6 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.7 million and $3.2 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses of $1.2 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to costs associated with the formation of our seventh investment team and share compensation expense. We incurred $7.6 million of expenses related to the Developing World team, $6.5 million of which were start-up costs. The increase was partially offset by a decrease in pre-offering related compensation expense.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$89.9	$81.6	$8.3	10%
Restricted share-based award compensation expense	8.5	4.3	4.2	98%
Total salaries, incentive compensation and benefits	98.4	85.9	12.5	15%
Amortization expense on pre-offering Class B awards	10.4	23.6	(13.2)	(56)%
Pre-offering related compensation - share-based awards	10.4	23.6	(13.2)	(56)%
Total compensation and benefits	$108.8	$109.5	$(0.7)	(1)%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by $6.0 million of start-up costs discussed above. The remaining increase is primarily due to increased headcount.
Compensation expense related to restricted share-based awards was $8.5 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase resulted from the grant of share awards in January 2015 and July 2014. We expect restricted share-based award expense to continue to increase as we make additional equity awards each year. The ultimate size of the expense will depend primarily on the number of awards granted and our stock price.
We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. In January 2015, we granted 621,000 restricted share-based awards of Class A common stock to our employees. A portion of these awards will vest pro rata in the first fiscal quarter of each of the next five years. The remaining awards are career awards that will vest only upon a qualifying retirement (as defined in the award agreements). Total compensation expense associated with the 2015 awards is expected to be approximately $29.5 million, which is being recognized on a straight-line basis over the requisite service period.
Amortization expense on pre-offering Class B awards decreased $13.2 million, as certain awards became fully vested during the March quarter of 2015 and the June quarter of 2014.
Total salaries, incentive compensation and benefits was 48% and 43% of our revenues for the three months ended March 31, 2015, and 2014, respectively. The start-up costs and increased equity compensation expense increased the compensation ratio by 500 basis points.
Other operating expenses
Other operating expenses increased $1.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a $0.6 million increase in distribution and marketing expenses related to higher AUM sourced through intermediaries and a $0.7 million increase in communication and technology expenses as a result of an increase in headcount and consulting expense related to firm initiatives. Approximately $1.0 million of additional distribution expenses related to a July 2014 change in the allocation of the intermediary fees between Artisan and the Artisan Funds. We expect the additional cost will eventually be offset by a reduction in intermediary fees resulting from Artisan Funds’ launch of Advisor share classes for certain of our Artisan Funds. The fees we pay to intermediaries with respect to the Advisor shares will be lower than the intermediary fees we pay on other classes of shares.

Non-Operating Income (Loss)
Non-operating income (loss) for the three months ended March 31, 2015 includes $6.4 million of expense related to the change in estimate of the payment obligation under the tax receivable agreements. The effect of changes in our estimate of amounts payable under the tax receivable agreements, including the effect of changes in enacted tax rates and in applicable tax laws, is included in net income.
Net gains of Launch Equity decreased $0.6 million for the three months ended March 31, 2015, compared to the prior year period. Gains of Launch Equity represent net realized and unrealized gains of the underlying assets of Launch Equity. Nearly all gains are allocable to, and are offset by, net income (loss) attributable to noncontrolling interests - Launch Equity. In December 2014, we dissolved Launch Equity LP.
Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the three months ended March 31, 2015 and 2014 was 8.7% and 17.7%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 50% and 62% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended March 31, 2015 and 2014, respectively. Income before income taxes includes amounts that are passed through to unit holders of Holdings and noncontrolling interest and is not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the three months ended March 31, 2015, is a deferred tax benefit of $7.7 million related to the change in our estimated statutory tax rate from 36.5% to 37%, due to changes in state apportionment.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, as a result of stock offerings, unit exchanges, and equity award grants occurring during 2014 and 2015. Basic and diluted earnings per share were negatively impacted in the three months ended March 31, 2014, by our purchase of our preferred securities because the purchase price was greater than the equity carrying value. See Note 12, “Earnings (Loss) Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation, (2) offering related proxy expense and (3) net gain (loss) on the tax receivable agreements. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to us. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) offering related proxy expense, and (3) net gain (loss) on the tax receivable agreements. Adjusted net income also reflects income taxes assuming the vesting of all unvested share-based awards of Class A common stock and as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of the Company’s convertible preferred stock had been exchanged for or converted into Class A common stock of the Company on a one-for-one basis. Assuming full vesting, exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to the Company, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 37.0% and 36.2% for the periods presented, respectively.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income (loss) by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested share-based awards of Class A common stock, the exchange of all outstanding limited partnership units of Artisan Partners Holdings and the conversion of all outstanding shares of the Company’s convertible preferred stock for or into Class A common stock of the Company on a one-for-one basis.

•	Adjusted operating income represents the operating income (loss) of the consolidated company excluding offering related proxy expense and pre-offering related compensation.

•	Adjusted operating margin is calculated by dividing adjusted operating income (loss) by total revenues.

•
Adjusted EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income (loss) attributable to non-controlling interests, offering related proxy expense, pre-offering related compensation and net gain (loss) on the tax receivable agreements.

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

Net gain (loss) on tax receivable agreements represents the income or expense associated with the valuation of amounts payable under the tax receivable agreements entered into in connection with the Company’s initial public offering and related reorganization.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2015	2014
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$19.5	$8.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	33.9	44.2
Add back: Provision for income taxes	5.1	11.2
Add back: Pre-offering related compensation - share-based awards	10.4	23.6
Add back: Offering related proxy expense	—	0.1
Add back: Net (gain) loss on the tax receivable agreements	6.4	—
Less: Adjusted provision for income taxes	27.8	31.7
Adjusted net income (Non-GAAP)	$47.5	$56.0

Average shares outstanding
Class A common shares	32.6	20.2
Assumed vesting, conversion or exchange of:
Unvested Class A restricted shares-based awards	3.0	1.6
Convertible preferred shares outstanding	—	1.0
Artisan Partners Holdings units outstanding (noncontrolling interest)	37.6	48.7
Adjusted shares	73.2	71.5

Adjusted net income per adjusted share (Non-GAAP)	$0.65	$0.78

Operating income (loss) (GAAP)	$67.8	$67.2
Add back: Pre-offering related compensation - share-based awards	10.4	23.6
Add back: Offering related proxy expense	—	0.1
Adjusted operating income (Non-GAAP)	$78.2	$90.9

Adjusted operating margin (Non-GAAP)	38.4%	45.1%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$19.5	$8.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	33.9	44.2
Add back: Pre-offering related compensation - share-based awards	10.4	23.6
Add back: Offering related proxy expense	—	0.1
Add back: Net (gain) loss on the tax receivable agreements	6.4	—
Add back: Interest expense	2.9	2.9
Add back: Provision for income taxes	5.1	11.2
Add back: Depreciation and amortization	1.0	0.7
Adjusted EBITDA (Non-GAAP)	$79.2	$91.3

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$215.1	$182.3
Accounts receivable	$66.4	$69.4
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. The notes are comprised of three series, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The $100.0 million revolving credit facility was unused as of and for the three months ended March 31, 2015.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2015.
Distributions and Dividends
During the three months ended March 31, 2015, Artisan Partners Holdings distributed $79.4 million to holders of its partnership units, including APAM. During the three months ended March 31, 2015, APAM paid a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.95 per share of Class A common stock. Subject to board approval each quarter, we expect to pay a quarterly dividend of $0.60 per share of Class A common stock during 2015. After the end of each year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
On April 22, 2015, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $32.8 million payable by Artisan Partners Holdings to holders of its partnership units, including us. In addition, our board of directors declared a quarterly dividend of $0.60 per share of Class A common stock, to be paid on May 29, 2015, to shareholders of record as of the close of business on May 15, 2015.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.
Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $596.4 million liability as of March 31, 2015. The $596.4 million liability represents 85% of the tax benefits we expect to realize as a result of the merger of an entity into us as part of the IPO Reorganization and the redemption or exchange of the common and preferred units of Holdings after the IPO. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.
The liability will increase upon future redemptions of Holdings units or exchanges of Holdings units for our Class A common stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the redemptions or exchanges. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM actually realizes in respect of the attributes to which the TRAs relate.
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

Cash Flows

	For the Three Months Ended March 31,
	2015	2014
	(unaudited; in millions)
Cash as of January 1	$182.3	$211.8
Net cash provided by operating activities	128.7	147.2
Net cash used in investing activities	(1.4)	(11.9)
Net cash provided by (used in) financing activities	(94.5)	(138.7)
Cash as of March 31	$215.1	$208.4
Operating activities provided net cash of $128.7 million and $147.2 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $8.3 million, primarily as a result of the initial start-up costs associated with the formation of our seventh investment team. Timing differences in working capital accounts, primarily due to the timing of executive incentive compensation payments, also decreased our operating cash flows by $14.8 million in the March quarter of 2015 compared to 2014.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $1.4 million and $11.9 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in net cash used in investing activities was primarily due to the purchase of $10.0 million of investment securities during the three months ended March 31, 2014.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, and payments to purchase Holdings partnership units. Financing activities used net cash of $94.5 million and $138.7 million for the three months ended March 31, 2015 and 2014, respectively. This decrease in net cash used by financing activities was primarily the result of a $50.9 million decrease in partnership distributions during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.
Certain Contractual Obligations
As of March 31, 2015, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $489.2 million at December 31, 2014, to $596.4 million at March 31, 2015. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect the estimated payments to be funded by realized tax benefits.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2015.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014.
New or Revised Accounting Standards
See Part I, Item 1, Unaudited Consolidated Financial Statements - Note 2, “Summary of Significant Accounting Policies.”
Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders' Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner’s shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended March 31, 2015, 365,253 shares of Class B common stock were canceled, and 310,523 shares of Class C common stock were issued, as a result of the termination of employment of employee-partners.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2015 and 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: May 4, 2015
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)