Form 10-Q
period 2015-06-30
Artisan Partners Asset Management Inc.
filed 2015-08-03
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 30, 2015 were 39,280,189, 18,344,757 and 15,798,402, respectively.

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

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$215,464	$182,284
Accounts receivable	76,725	69,361
Investment securities	13,129	6,712
Property and equipment, net	15,897	16,594
Deferred tax assets	683,353	562,396
Prepaid expenses and other assets	13,722	12,105
Total assets	$1,018,290	$849,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$32,966	$39,826
Accrued incentive compensation	73,760	12,973
Borrowings	200,000	200,000
Amounts payable under tax receivable agreements	599,535	489,154
Total liabilities	906,261	741,953
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 39,280,189 and 34,238,131 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	393	342
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 18,344,757 and 21,463,033 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	183	215
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 15,798,402 and 17,226,379 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	158	172
Additional paid-in capital	101,451	93,524
Retained earnings	15,840	16,417
Accumulated other comprehensive income (loss)	367	206
Total stockholders’ equity	118,392	110,876
Noncontrolling interest - Artisan Partners Holdings	(6,363)	(3,377)
Total equity	112,029	107,499
Total liabilities and equity	$1,018,290	$849,452
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Management fees	$210,426	$208,333	$413,655	$410,125
Performance fees	1,147	154	1,493	154
Total revenues	$211,573	$208,487	$415,148	$410,279
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	93,708	85,295	192,135	171,150
Pre-offering related compensation - share-based awards	10,650	16,166	21,064	39,803
Total compensation and benefits	104,358	101,461	213,199	210,953
Distribution and marketing	11,736	11,893	23,398	23,067
Occupancy	2,954	2,768	5,966	5,454
Communication and technology	6,441	5,483	11,654	9,959
General and administrative	7,771	6,057	14,789	12,869
Total operating expenses	133,260	127,662	269,006	262,302
Total operating income	78,313	80,825	146,142	147,977
Non-operating income (loss)
Interest expense	(2,978)	(2,902)	(5,857)	(5,785)
Net Investment Income	416	—	416	—
Net gain (loss) of Launch Equity	—	(884)	—	(1,482)
Net gain (loss) on the tax receivable agreements	—	(4,471)	(6,427)	(4,471)
Other non-operating income (expense)	4	5	9	(271)
Total non-operating income (loss)	(2,558)	(8,252)	(11,859)	(12,009)
Income before income taxes	75,755	72,573	134,283	135,968
Provision for income taxes	16,497	8,650	21,579	19,858
Net income before noncontrolling interests	59,258	63,923	112,704	116,110
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	35,522	45,547	69,454	89,696
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(884)	—	(1,482)
Net income attributable to Artisan Partners Asset Management Inc.	$23,736	$19,260	$43,250	$27,896

Basic and diluted earnings (loss) per share	$0.50	$0.42	$0.95	$(1.64)
Basic and diluted weighted average number of common shares outstanding	35,992,493	27,836,427	34,322,266	24,046,390
Dividends declared per Class A common share	$0.60	$0.55	$2.15	$2.73
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income before noncontrolling interests	$59,258	$63,923	$112,704	$116,110
Other comprehensive income (loss), net of tax
Unrealized gains on investment securities:
Unrealized gain (loss) on investment securities, net of tax of ($19), $70, $69 and $156, respectively	333	285	563	306
Less: reclassification adjustment for gain (loss) included in net income	416	—	416	—
Net unrealized gain (loss) on investment securities	(83)	285	147	306
Foreign currency translation gain (loss)	534	215	112	268
Total other comprehensive income (loss)	451	500	259	574
Comprehensive income	59,709	64,423	112,963	116,684
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	35,721	45,825	69,552	89,844
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	—	(884)	—	(1,482)
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$23,988	$19,482	$43,411	$28,322

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2015	729	93,524	16,417	206	(3,377)	107,499
Net income	—	—	43,250	—	69,454	112,704
Other comprehensive income - foreign currency translation	—	—	—	72	40	112
Other comprehensive income - available for sale investments, net of tax	—	—	—	60	122	182
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	(5,235)	—	29	5,171	(35)
Amortization of equity-based compensation	—	20,507	—	—	18,884	39,391
Deferred tax assets, net of amounts payable under tax receivable agreements	—	25,987	—	—	—	25,987
Issuance of Class A common stock, net of issuance costs	38	175,976	—	—	—	176,014
Forfeitures	(1)	1	—	—	—	—
Issuance of restricted stock awards	6	(6)	—	—	—	—
Purchase of equity and subsidiary equity	(38)	(176,520)	—	—	—	(176,558)
Distributions	—	—	—	—	(96,657)	(96,657)
Dividends	—	(32,783)	(43,827)	—	—	(76,610)
Balance at June 30, 2015	$734	$101,451	$15,840	$367	$(6,363)	$112,029

	Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity
Balance at January 1, 2014	$703	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311
Net income (loss)	—	—	—	27,896	—	89,696	(1,482)	116,110
Other comprehensive income - foreign currency translation	—	—	—	—	104	164	—	268
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	109	291	—	400
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	(10,371)	—	213	10,064	—	(94)
Capital contribution	—	—	—	—	—	—	2,980	2,980
Amortization of equity-based compensation	—	—	17,945	—	—	30,819	—	48,764
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	55,711	—	—	—	—	55,711
Issuance of Class A common stock, net of issuance costs	111	—	552,234	—	—	—	—	552,345
Purchase of convertible preferred stock and subsidiary equity	(85)	(21,652)	(533,204)	—	—	812	—	(554,129)
Conversion of preferred stock and exchange of subsidiary	(14)	(13,257)	23,289	—	—	(10,018)	—	—
Distributions	—	—	—	—	—	(167,186)	—	(167,186)
Dividends	—	—	(28,679)	(34,470)	—	—	—	(63,149)
Balance at June 30, 2014	$715	$—	$83,313	$(5,173)	$804	$(7,298)	$51,970	$124,331

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income before noncontrolling interests	$112,704	$116,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,086	1,423
Deferred income taxes	7,761	2,716
Capital gains on the sale of investment securities	(416)	—
Net loss on the tax receivable agreements	6,427	4,471
(Gains) losses of Launch Equity, net	—	1,482
Proceeds from sale of investments by Launch Equity	—	69,190
Purchase of investments by Launch Equity	—	(57,956)
Loss on disposal of property and equipment	17	151
Amortization of debt issuance costs	224	224
Share-based compensation	39,391	48,764
Excess tax benefit on share-based awards	(1,153)	(717)
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	—	(14,214)
Accounts receivable	(7,364)	(923)
Prepaid expenses and other assets	(1,846)	(980)
Accounts payable and accrued expenses	60,795	69,477
Class B liability awards	(4,161)	(4,206)
Deferred lease obligations	(155)	104
Net cash provided by operating activities	214,310	235,116
Cash flows from investing activities
Acquisition of property and equipment	(1,175)	(2,430)
Leasehold improvements	(1,597)	(1,940)
Proceeds from sale of property and equipment	—	4
Proceeds from sale of investment securities	965	—
Purchase of investment securities	(6,750)	(10,000)
Net cash used in investing activities	(8,557)	(14,366)
Cash flows from financing activities
Partnership distributions	(96,657)	(167,186)
Dividends paid	(76,610)	(63,149)
Change in other liabilities	(34)	(32)
Net proceeds from issuance of common stock	176,558	554,129
Payment of costs directly associated with the issuance of Class A common stock	(425)	(2,343)
Purchase of equity and subsidiary equity	(176,558)	(554,129)
Capital invested into Launch Equity	—	2,980
Excess tax benefit on share-based awards	1,153	717
Net cash used in financing activities	(172,573)	(229,013)
Net increase (decrease) in cash and cash equivalents	33,180	(8,263)
Cash and cash equivalents
Beginning of period	182,284	211,839
End of period	$215,464	$203,576

Supplementary information
Noncash activity:
Establishment of deferred tax assets	128,788	354,204
Establishment of amounts payable under tax receivable agreements	103,954	298,394
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management, Inc. (“APAM” or “Artisan”) is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan has seven autonomous investment teams that manage fifteen distinct investment strategies. During the second quarter of 2015, Artisan launched its fifteenth investment strategy, the Artisan Partners Developing World strategy, which is managed by the firm’s Developing World team.
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the economic interests in Holdings held by the limited partners of Holdings. At June 30, 2015, APAM’s total economic interest in Holdings approximated 53% of Holdings’ economics.
Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Holdings’ general partner. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company”.
2015 Follow-On Offering
On March 9, 2015, APAM completed a registered offering of 3,831,550 shares of Class A common stock (the “2015 Follow-On Offering”) and utilized all of the proceeds to purchase an aggregate of 3,831,550 common units of Artisan Partners Holdings at a price per unit of $46.08. The offering and subsequent purchase of units had the following impact on the consolidated financial statements:

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

Holdings Unit Exchanges

During the six months ended June 30, 2015, certain limited partners of Artisan Partners Holdings exchanged common units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock (the “Holdings Common Unit Exchanges”). The following exchanges occurred during the six months ended June 30, 2015:

•	194,474 Class A common units were exchanged for Class A common stock on March 9, 2015.

•	332,538 Class B common units were exchanged for Class A common stock on March 9, 2015.

•	127,729 Class A common units were exchanged for Class A common stock on May 21, 2015.

•	5,232 Class B common units were exchanged for Class A common stock on May 21, 2015.

The Holdings Common Unit Exchanges increased APAM’s ownership interest in Holdings, and resulted in a combined increase to deferred tax assets of approximately $17.2 million and an increase in amounts payable under the tax receivable agreements of approximately $14.6 million.

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
The Company makes initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, APAM consolidates the investment, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of June 30, 2015, APAM does not have a controlling financial interest in any of the funds in which it has made a seed investment.

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

In April 2015 the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the note liability, rather than presented as an asset. The new guidance will be effective on January 1, 2016, and requires a retrospective approach to adoption. At June 30, 2015, the Company had approximately $0.8 million of debt issuance costs in prepaid expenses and other assets on its Condensed Consolidated Statements of Financial Condition that meet the criteria of this amendment.

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
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
Mutual funds	$11,819	$1,319	$(9)	$13,129
December 31, 2014
Mutual funds	$5,618	$1,096	$(2)	$6,712
Artisan’s investments in mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of June 30, 2015 and December 31, 2014, the total fair value of investments in an unrealized loss position was $771 thousand and $38 thousand, respectively. The $9 thousand and $2 thousand unrealized losses on available-for-sale securities are considered temporary, based on the severity and duration of the unrealized losses. No impairment losses were recorded on these available-for-sale securities.
During the six months ended June 30, 2015, Artisan made seed investments of $6.8 million, including a $5.0 million investment in the Artisan Developing World Fund. During the six months ended June 30, 2015, Artisan sold $1.0 million of its investments, resulting in realized gains of $0.4 million for the three and six months ended June 30, 2015.
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2015 and December 31, 2014:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2015
Assets
Cash equivalents	$109,004	$109,004	$—	$—
Mutual funds	13,129	13,129	—	—

December 31, 2014
Assets
Cash equivalents	$44,004	$44,004	$—	$—
Mutual funds	6,712	6,712	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds or Undertakings for Collective Investment in Transferable Securities (“UCITS”). There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of June 30, 2015 and December 31, 2014.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended June 30, 2015 and 2014.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of June 30, 2015 and December 31, 2014:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	$—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $199.6 million as of June 30, 2015. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.7 million for the three months ended June 30, 2015 and 2014, and $5.5 million for the six months ended June 30, 2015 and 2014.
As of June 30, 2015, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2015	$—
2016	—
2017	60,000
2018	—
2019	50,000
Thereafter	90,000
$200,000

Note 6. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. As of June 30, 2015, APAM held approximately 53% of the economic interests in Holdings.
Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings.
During the six months ended June 30, 2015, APAM’s ownership interest in Holdings increased from 47% to 53%, due to the following transactions:

•	The issuance of 562,950 Holdings GP units corresponding to 562,950 restricted shares of Class A common stock issued by APAM during the period.

•	The issuance of 3,831,550 Holdings GP units and cancellation of 3,831,550 Holdings common units, in connection with the 2015 Follow-On Offering.

•	The issuance of 659,973 Holdings GP units and cancellation of 659,973 Holdings common units, in connection with the Holdings Common Unit Exchanges.

•	The forfeiture of 54,730 Holdings common units as a result of the termination of employment of employee-partners.
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Six Months Ended June 30,
	2015	2014
Additional paid-in capital	$(5,235)	$(10,371)
Noncontrolling interest - Artisan Partners Holdings	5,171	10,064
Accumulated other comprehensive income	29	213
Deferred tax assets	35	94
Net balance sheet impact	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $6.5 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively.
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
Artisan Partners Launch Equity LP
Prior to December 2014, Artisan had an agreement to serve as the investment manager of Artisan Partners Launch Equity Fund LP (“Launch Equity”), which was a private investment partnership in which the investors were certain employees or former employees (or entities beneficially owned by such persons) of Artisan Partners Holdings. Artisan Partners Alternative Investments GP LLC (“Artisan Alternatives”), a wholly-owned subsidiary of Holdings, was the general partner of Launch Equity.

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
The following tables reflect the impact of consolidating Launch Equity’s results into the Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2014.
Condensed Consolidating Statements of Operations

	Three Months Ended
	June 30, 2014
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$208,621	$—	$(134)	$208,487
Total operating expenses	127,796	—	(134)	127,662
Operating income (loss)	80,825	—	—	80,825
Non-operating income (loss)	(7,368)	—	—	(7,368)
Net gain (loss) of Launch Equity	—	(884)	—	(884)
Total non-operating income (loss)	(7,368)	(884)	—	(8,252)
Income (loss) before income taxes	73,457	(884)	—	72,573
Provision for income taxes	8,650	—	—	8,650
Net income (loss)	64,807	(884)	—	63,923
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	45,547	—	—	45,547
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(884)	—	(884)
Net income attributable to Artisan Partners Asset Management Inc.	$19,260	$—	$—	$19,260
Condensed Consolidating Statements of Operations

	Six Months Ended
	June 30, 2014
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$410,538	$—	$(259)	$410,279
Total operating expenses	262,561	—	(259)	262,302
Operating income (loss)	147,977	—	—	147,977
Non-operating income (loss)	(10,527)	—	—	(10,527)
Net gain (loss) of Launch Equity	—	(1,482)	—	(1,482)
Total non-operating income (loss)	(10,527)	(1,482)	—	(12,009)
Income (loss) before income taxes	137,450	(1,482)	—	135,968
Provision for income taxes	19,858	—	—	19,858
Net income (loss)	117,592	(1,482)	—	116,110
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	89,696	—	—	89,696
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(1,482)	—	(1,482)
Net income attributable to Artisan Partners Asset Management Inc.	$27,896	$—	$—	$27,896

Note 8. Stockholders’ Equity

APAM - Stockholders’ Equity
As of June 30, 2015 and December 31, 2014, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	June 30, 2015	December 31, 2014	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	39,280,189	34,238,131	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	18,344,757	21,463,033	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	15,798,402	17,226,379	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2015, Artisan’s employees held 3,251,169 restricted stock of Class A common stock subject to the agreement and all 18,344,757 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2015 and 2014:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2015	2014	2015	2014
Quarterly	Common Class A	$0.60	$0.55	$1.20	$1.10
Special Annual	Common Class A	$—	$—	$0.95	$1.63
Quarterly	Convertible Preferred	$—	$0.81	$—	$3.81
APAM issued (canceled) the following shares during the six months ended June 30, 2015:

	Total Stock	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2014	72,927,543	34,238,131	21,463,033	17,226,379
2015 Follow-On Offering	—	3,831,550	(2,415,253)	(1,416,297)
Holdings Common Unit Exchanges	—	659,973	(337,770)	(322,203)
Restricted Share Award Grants	562,950	562,950	—	—
Employee/Partner Terminations	(67,145)	(12,415)	(365,253)	310,523
Balance at June 30, 2015	73,423,348	39,280,189	18,344,757	15,798,402
(1) There were 122,990 and 20,612 restricted stock units outstanding at June 30, 2015 and December 31, 2014, respectively.
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
Holdings’ partnership distributions for the three and six months ended June 30, 2015 and 2014, respectively, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Holdings Partnership Distributions(1)	$109,194	$116,443	$188,564	$248,072
Holdings Partnership Distributions to APAM	$54,642	$42,262	$91,907	$80,886
(1) Including distributions to APAM
The portion of these distributions made to all partners are recorded as a reduction to consolidated stockholders’ equity, with the exception of the portion of distributions made to APAM, which is eliminated upon consolidation.
Note 9. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Salaries, incentive compensation and benefits (1)	$84,673	$81,062	$174,577	$162,659
Restricted share-based award compensation expense	9,035	4,233	17,558	8,491
Total salaries, incentive compensation and benefits	93,708	85,295	192,135	171,150
Pre-offering related compensation - share-based awards	10,650	16,166	21,064	39,803
Total compensation and benefits	$104,358	$101,461	$213,199	$210,953
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
Restricted share-based awards
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan (the “Plan”). Pursuant to the Plan, APAM has issued a combination of restricted stock awards and restricted stock units (collectively referred to as “restricted share-based awards”) of Class A common stock to employees. The restricted share-based awards generally vest on a pro rata basis over five years. Certain share-based awards will vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. As of June 30, 2015, 10,336,935 shares of Class A common stock were reserved and available for issuance under the Plan.
During the six months ended June 30, 2015, Artisan issued 562,950 restricted stock awards and 80,000 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2015 grants is expected to be approximately $30.5 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award.

The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, based on actual forfeiture activity.
The following table summarizes the restricted share-based award activity for the six months ended June 30, 2015:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2015	$52.59	2,700,634
Granted	$48.17	642,950
Forfeited	$52.71	(12,415)
Vested	$—	—
Unvested at June 30, 2015	$51.74	3,331,169
Compensation expense recognized related to awards was $9.1 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively, and $17.6 million and $8.5 million for the six months ended June 30, 2015 and 2014, respectively. The unrecognized compensation expense for the unvested awards as of June 30, 2015 was $139.5 million with a weighted average recognition period of 4.0 years remaining.
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
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The remaining redemption payments for Class B awards of partners whose services to Holdings terminated prior to the IPO were $10.1 million and $14.3 million as of June 30, 2015 and December 31, 2014, respectively. Payments of $0.3 million and $0.8 million were made for the three months ended June 30, 2015 and 2014, respectively, and $4.2 million for the six months ended June 30, 2015 and 2014.
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
The following table summarizes the activity related to unvested Class B awards for the six months ended June 30, 2015:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2015	$30.00	4,045,016
Granted	—	—
Forfeited	$30.00	(54,730)
Vested	$30.00	(667,106)
Unvested at June 30, 2015	$30.00	3,323,180

Compensation expense recognized related to the unvested Class B awards was $10.7 million and $16.2 million for the three months ended June 30, 2015 and 2014, respectively, and $21.1 million and $39.8 million for the six months ended June 30, 2015 and 2014, respectively. The unrecognized compensation expense for the unvested Class B awards as of June 30, 2015, was $64.5 million with a weighted average recognition period of 1.8 years remaining.
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
For purposes of the TRAs, cash savings in tax are calculated by comparing APAM’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs, unless certain assumptions apply. The TRAs will continue in effect until all such tax benefits have been utilized or expired, unless APAM exercises its right to terminate the agreements or payments under the agreements are accelerated in the event that APAM materially breaches any of its material obligations under the agreements. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of future exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of future exchanges, whether such exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest.
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
Amounts payable under tax receivable agreements is an estimate which is impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels. During the six months ended June 30, 2015, a change in expected state tax rates resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $7.7 million and $6.4 million, respectively. During the six months ended June 30, 2014, a change in assumptions used to estimate future tax benefits resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $4.5 million. The change in the estimate of amounts payable under tax receivable agreements is recorded in non-operating income in the Consolidated Statements of Operations.
The 2015 Follow-On Offering and Holdings Common Unit Exchanges resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $122.3 million and $104.0 million, respectively, for the six months ended June 30, 2015.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Current:
Federal	$7,074	$7,472	$12,114	$15,082
State and local	1,021	929	1,541	1,910
Foreign	65	73	163	150
Total	8,160	8,474	13,818	17,142
Deferred:
Federal	7,886	170	14,629	2,946
State and local	451	6	(6,868)	(230)
Total	8,337	176	7,761	2,716
Income tax expense	$16,497	$8,650	$21,579	$19,858
Net deferred tax assets comprise the following:

	As of June 30, 2015	As of December 31, 2014
Deferred tax assets:
Amortizable basis (1)	$666,031	$551,952
Other (2)	17,322	10,444
Total deferred tax assets	683,353	562,396
Less: valuation allowance (3)	—	—
Net deferred tax assets	$683,353	$562,396
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of June 30, 2015 and December 31, 2014.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2015, U.S. federal income tax returns for the years 2012 through 2014 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2014. Foreign tax returns are generally subject to audit from 2011 to 2014.

Note 11. Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of June 30, 2015	As of December 31, 2014
Unrealized gain on investments	$444	$326
Foreign currency translation	(77)	(120)
Accumulated Other Comprehensive Income (Loss)	$367	$206
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

The computation of basic and diluted earnings per share under the two-class method for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2015	2014	2015	2014
Numerator:
Net income attributable to APAM	$23,736	$19,260	$43,250	$27,896
Less: Convertible preferred stock deemed dividends	—	—	—	22,694
Less: Subsidiary preferred equity deemed dividends	—	—	—	24,635
Less: Allocation to participating securities	5,638	7,692	10,726	19,969
Net income (loss) available to common stockholders	$18,098	$11,568	$32,524	$(39,402)
Denominator:
Weighted average shares outstanding	35,992,493	27,836,427	34,322,266	24,046,390
Earnings (loss) per share	$0.50	$0.42	$0.95	$(1.64)
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

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti- Dilutive Weighted Average Shares Outstanding	2015	2014	2015	2014
Holdings limited partnership units	34,217,676	41,702,342	35,904,151	45,169,557
Convertible preferred stock	—	395,010	—	716,343
Unvested restricted share-based awards	3,330,863	1,616,969	3,162,097	1,611,887
Total	37,548,539	43,714,321	39,066,248	47,497,787
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
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment manager of Artisan Funds, with which certain of Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.63% to 1.25%. Artisan generally collects revenues related to these services on the last business day of each month and records them in Management Fees in the Consolidated Statement of Operations. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 1.25% to 1.50%) of the particular Fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Investment management fees:
Artisan Funds	$138,864	$142,161	$273,171	$278,747
Fee waiver / expense reimbursement:
Artisan Funds	$51	$18	$51	$78
Affiliate transactions—Artisan Global Funds
Artisan has agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $2.6 million and $1.3 million due from Artisan Global Funds as of June 30, 2015 and December 31, 2014, respectively.

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Investment management fees:
Artisan Global Funds	$3,845	$3,628	$7,569	$6,867
Fee waiver / expense reimbursement:
Artisan Global Funds	$181	$88	$244	$170
Affiliate transactions—Launch Equity
Prior to the dissolution described in Note 7, Artisan had an agreement to serve as the investment manager of Launch Equity. Under the terms of Artisan’s agreement with Launch Equity, Artisan earned a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At Artisan’s discretion, the fee was waived and certain expenses reimbursed to the extent they exceeded a certain level. Artisan waived 100% of the quarterly fee and reimbursed Launch Equity for all operating expenses, and Artisan also waived other expenses as well. Expense reimbursements totaled $55 thousand and $93 thousand for the three and six months ended June 30, 2014.
Affiliate transactions—AIC
Artisan had cost sharing arrangements with entities controlled by Andrew A. Ziegler (a director of APAM and former Artisan employee) and Carlene M. Ziegler (also a former Artisan employee), pursuant to which the Ziegler entities reimbursed Artisan for the costs associated with three employees using Artisan’s office space while they transitioned to new facilities. This transition was completed during June 2014. In addition, Artisan has obtained and paid for insurance policies covering potential liability AIC may incur as the prior general partner of Holdings. At June 30, 2015 and December 31, 2014, no amounts were due from the Ziegler entities related to these transactions.
Note 15. Subsequent Events
Distributions and dividends
On July 23, 2015, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $44.1 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.60 per share of APAM’s Class A common stock. The APAM dividend is payable on August 31, 2015, to shareholders of record as of August 17, 2015.

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
We have seven autonomous investment teams that manage fifteen distinct investment strategies. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates.
Business and financial highlights for the six months ended June 30, 2015 included:

•
As of June 30, 2015, 96% and 97% of our assets under management were in strategies out-performing their broad-based benchmarks over the trailing 10-year period and since each strategy’s inception, respectively.

•
As of June 30, 2015, 8 of our 12 investment strategies that have a 5-year track record have added value relative to their broad-based performance benchmarks over the trailing 5 years. Six of our 8 strategies with a 10-year track record have added value over the trailing 10-year period.

•	The launch, in late June, of our newest investment strategy, the Artisan Developing World strategy, which is managed by our Developing World team.

•	Revenues of $415.1 million for the six months ended June 30, 2015, a 1% increase from revenues of $410.3 million for the six months ended June 30, 2014.
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
Our employees and other limited partners of Holdings held approximately 47% of the equity interests in Holdings as of June 30, 2015. As a result, our post-IPO results reflect that significant noncontrolling interest. As of June 30, 2015, our net income represented approximately 53% of Holdings’ net income.
2015 Offering and Unit Exchanges
On March 9, 2015, we completed an offering of 3,831,550 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 3,831,550 common units of Holdings from certain of the limited partners of Holdings. In connection with the offering, APAM received 3,831,550 GP units of Holdings.
During the six months ended June 30, 2015, certain limited partners of Holdings exchanged 659,973 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 659,973 shares of Class A common stock. In connection with the exchanges, APAM received 659,973 GP units of Holdings.
The aforementioned transactions increased APAM’s ownership interest in Holdings from 47% at December 31, 2014 to 53% at June 30, 2015.
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
As of June 30, 2015, deferred tax assets of $683.4 million and amounts payable under tax receivable agreements of $599.5 million have been recorded in the Condensed Consolidated Statements of Financial Condition. APAM’s purchase of Holdings common units with the 2015 Follow-On Offering proceeds resulted in an increase to deferred tax assets of approximately $105.1 million and an increase in amounts payable under tax receivable agreements of approximately $89.4 million. The Holdings Unit Exchanges during the six months ended June 30, 2015, resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $17.2 million and $14.6 million, respectively. The deferred tax assets and TRA payable also increased by $7.7 million and $6.4 million, respectively, for the six months ended June 30, 2015, due to changes in estimated tax rates during the period.
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. Equity markets were generally positive during the six months ended June 30, 2015, driving the 3.5% increase in our AUM due to market appreciation during the six months ended June 30, 2015. The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
S&P 500 total returns	0.3%	5.2%	1.2%	7.1%
MSCI All Country World total returns	0.4%	5.0%	2.7%	6.2%
MSCI EAFE total returns	0.6%	4.1%	5.5%	4.8%
Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited; dollars in millions)
Assets under management at period end	$109,174	$112,041	$109,174	$112,041
Average assets under management (1)	$111,423	$108,181	$109,932	$107,181
Net client cash flows	$(305)	$558	$(2,532)	$1,971
Total revenues	$211.5	$208.5	$415.1	$410.3
Weighted average fee (2)	76	77	76	77
Adjusted operating margin (3)	42.1%	46.5%	40.3%	45.8%

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
Because we earn investment management fees based primarily on the value of the assets we manage across a reporting period, we believe that average assets under management for a period is a better metric for understanding changes in our revenues than period end assets under management.

The weighted average fee represents annualized investment management fees as a percentage of average assets under management for the applicable period. Our weighted average fee for the periods shown has remained relatively consistent. We have historically been disciplined about maintaining our rates of fees. Over time, industry-wide fee pressure could cause us to reduce our fees.

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

The amount and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among others:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;

•	flows of client assets into and out of our various strategies and investment vehicles;

•	our decision to close strategies or limit the growth of assets in a strategy when we believe it is in the best interest of our clients;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.
The table below sets forth changes in our total AUM:

	For the Three Months Ended June 30,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Beginning assets under management	$108,723	$107,397	$1,326	1.2%
Gross client cash inflows	5,097	6,095	(998)	(16.4)%
Gross client cash outflows	(5,402)	(5,537)	135	2.4%
Net client cash flows	(305)	558	(863)	(154.7)%
Market appreciation (depreciation)	756	3,945	(3,189)	(80.8)%
Net transfers (1)	—	141	(141)	100.0%
Ending assets under management	$109,174	$112,041	$(2,867)	(2.6)%
Average assets under management	$111,423	$108,181	$3,242	3.0%
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	For the Six Months Ended June 30,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Beginning assets under management	$107,915	$105,477	$2,438	2.3%
Gross client cash inflows	9,520	12,734	(3,214)	(25.2)%
Gross client cash outflows	(12,052)	(10,763)	(1,289)	(12.0)%
Net client cash flows	(2,532)	1,971	(4,503)	(228.5)%
Market appreciation (depreciation)	3,791	4,593	(802)	(17.5)%
Ending assets under management	$109,174	$112,041	$(2,867)	(2.6)%
Average assets under management	$109,932	$107,181	$2,751	2.6%
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

For the three months ended June 30, 2015, net client cash outflows were $305 million. Our Non-U.S. Growth and Global Opportunities strategies had net inflows of $1.0 billion and $878 million, respectively. Most of our net outflows in the quarter were from our U.S. mid- and small-cap strategies.
For the three months ended June 30, 2015, our U.S. Mid-Cap Value, U.S. Mid-Cap Growth, U.S. Small-Cap Growth, and U.S. Small-Cap Value strategies, all of which are closed to most new clients and investors, experienced net client cash outflows of $1.2 billion, $635 million, $350 million, and $237 million, respectively.
For the six months ended June 30, 2015, our U.S. Mid-Cap Value and U.S. Small-Cap Value strategies have experienced net client cash outflows of $2.3 billion and $1.1 billion, respectively. Those strategies have underperformed their benchmarks over the trailing 1-, 3- and 5-year periods. If they continue to underperform their benchmarks and client trends continue, we expect they will continue to experience net outflows.
During the six months ended June 30, 2015, our Non-U.S. Growth and Global Opportunities strategies have experienced net client cash inflows of $2.0 billion and $1.0 billion, respectively. While our past inflow experience does not guarantee future activity, if those strategies continue to perform well relative to their benchmarks and global and international strategies remain in demand, we expect that those strategies will continue to gather assets.

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

We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We believe that we currently have realizable capacity particularly in our Non-U.S. Growth, Global Equity, and Global Opportunities strategies, where we believe we are well-positioned to take advantage of increasing client and investor demand. Additionally, our High Income strategy continues to perform well and experience positive inflows, despite having a short-term track record. We have also seen strong initial interest in our Developing World strategy, which launched at the end of June 2015.

We discuss realizable capacity in general, rather than discussing the capacity of our strategies in precise dollar amounts, because capacity is affected by a number of factors, evolves over time, and is subject to change. We are confident that we have sufficient realizable capacity to continue to thoughtfully grow.

Historically, we have observed that client activity (whether inflows or outflows) tends to be higher in the first and fourth quarters of the calendar year, and lower in the second and third quarters. However, there can be no guarantee that past experience will be indicative of future activity. The “lumpiness” of such activity may make it difficult to recognize trends over short-term periods.

The table below sets forth the total AUM for each of our investment teams and strategies as of June 30, 2015, the inception date for each investment composite, and the average annual total returns for each strategy and its respective broad-based benchmark over a multi-horizon time period as of June 30, 2015.

								Average Annual Value-Added[1] Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$32,348	0.43%	15.03%	14.29%	8.95%	11.26%	639
MSCI EAFE Index			(4.22)%	11.97%	9.53%	5.12%	4.87%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,372	(1.89)%	17.08%	14.96%	11.68%	15.09%	459
MSCI EAFE Small Cap Index			(0.77)%	15.69%	12.39%	6.59%	10.50%
Global Equity Strategy	4/1/2010	$762	10.57%	20.32%	18.65%	N/A	15.09%	647
MSCI All Country World Index			0.71%	13.01%	11.92%	N/A	8.62%
Global Small-Cap Growth Strategy	7/1/2013	$143	(1.52)%	N/A	N/A	N/A	11.01%	(205)
MSCI All Country World Small Cap Index			1.48%	N/A	N/A	N/A	13.06%
U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$11,532	(1.58)%	15.65%	16.01%	9.92%	14.04%	455
Russell Midcap® Index			6.63%	19.26%	18.22%	9.39%	9.49%
Russell Midcap® Value Index			3.67%	19.13%	17.72%	8.88%	10.12%
U.S. Small-Cap Value Strategy	6/1/1997	$1,297	(9.00)%	7.44%	9.20%	7.20%	11.56%	334
Russell 2000® Index			6.49%	17.81%	17.07%	8.40%	8.21%
Russell 2000® Value Index			0.78%	15.50%	14.80%	6.87%	9.09%
Value Equity Strategy	7/1/2005	$2,060	(2.27)%	13.51%	14.69%	7.88%	7.88%	(24)
Russell 1000® Index			7.37%	17.73%	17.57%	8.13%	8.13%
Russell 1000® Value Index			4.13%	17.34%	16.49%	7.04%	7.04%
Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$16,552	10.25%	19.36%	20.74%	12.47%	16.18%	564
Russell Midcap® Index			6.63%	19.26%	18.22%	9.39%	10.54%
Russell Midcap® Growth Index			9.45%	19.24%	18.68%	9.68%	9.10%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,493	15.15%	19.54%	21.59%	9.84%	10.67%	116
Russell 2000® Index			6.49%	17.81%	17.07%	8.40%	9.51%
Russell 2000® Growth Index			12.34%	20.11%	19.31%	9.85%	7.88%
Global Opportunities Strategy	2/1/2007	$6,661	9.14%	17.82%	19.36%	N/A	10.15%	635
MSCI All Country World Index			0.71%	13.01%	11.92%	N/A	3.81%
Global Value Team
Non-U.S. Value Strategy	7/1/2002	$17,588	(1.40)%	17.78%	15.61%	11.19%	13.63%	695
MSCI EAFE Index			(4.22)%	11.97%	9.53%	5.12%	6.68%
Global Value Strategy	7/1/2007	$15,007	1.03%	17.52%	17.26%	N/A	8.57%	566
MSCI All Country World Index			0.71%	13.01%	11.92%	N/A	2.92%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$623	(5.63)%	2.83%	0.98%	N/A	4.51%	(93)
MSCI Emerging Markets Index			(5.12)%	3.71%	3.68%	N/A	5.43%
Credit Team
High Income Strategy	4/1/2014	$726	4.57%	N/A	N/A	N/A	5.78%	418
BofA Merrill Lynch High Yield Master II Index			(0.55)%	N/A	N/A	N/A	1.60%
Developing World Team
Developing World Strategy [2]	7/1/2015	$10	N/A	N/A	N/A	N/A	N/A	N/A
MSCI Emerging Markets Index			(5.12)%	3.71%	3.68%	N/A	5.43%
Total Assets Under Management		$109,174
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized. The Artisan High Income strategy may hold loans and other security types that may not be included in the BofA Merrill Lynch High Yield Master II Index. At times, this can cause material differences in relative performance.
(2) Developing World Strategy’s composite inception date is July 1, 2015 for the purposes of calculating strategy performance. The strategy began investment operations on June 29, 2015.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
June 30, 2015	(unaudited; in millions)
Beginning assets under management	$33,601	$16,243	$25,064	$32,512	$629	$674	$—	$108,723
Gross client cash inflows	1,932	865	1,459	731	1	99	10	5,097
Gross client cash outflows	(889)	(1,992)	(1,566)	(890)	(11)	(54)	—	(5,402)
Net client cash flows	1,043	(1,127)	(107)	(159)	(10)	45	10	(305)
Market appreciation (depreciation)	(19)	(227)	749	242	4	7	—	756
Net transfers(1)	—		—	—	—	—	—	—
Ending assets under management	$34,625	$14,889	$25,706	$32,595	$623	$726	$10	$109,174
Average assets under management(2)	$34,995	$15,951	$25,824	$33,295	$659	$699	$10	$111,423
June 30, 2014
Beginning assets under management	$28,604	$22,051	$23,344	$31,995	$1,327	$76	$—	$107,397
Gross client cash inflows	2,498	775	1,617	968	3	234	—	6,095
Gross client cash outflows	(1,298)	(1,881)	(1,461)	(729)	(163)	(5)	—	(5,537)
Net client cash flows	1,200	(1,106)	156	239	(160)	229	—	558
Market appreciation (depreciation)	1,496	604	(12)	1,781	70	6	—	3,945
Net transfers	—	—	47	94	—	—	—	141
Ending assets under management	$31,300	$21,549	$23,535	$34,109	$1,237	$311	$—	$112,041
Average assets under management	$29,798	$21,428	$22,279	$33,135	$1,316	$225	$—	$108,181
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
(2) For the Developing World team, average assets under management is for the period between June 29, 2015, when the team’s strategy began investment operations, and June 30, 2015.

	By Investment Team
Six Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
June 30, 2015	(unaudited; in millions)
Beginning assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$—	$107,915
Gross client cash inflows	4,169	1,310	2,348	1,450	4	229	10	9,520
Gross client cash outflows	(2,195)	(4,578)	(2,857)	(2,133)	(196)	(93)	—	(12,052)
Net client cash flows	1,974	(3,268)	(509)	(683)	(192)	136	10	(2,532)
Market appreciation (depreciation)	1,199	45	1,716	797	9	25	—	3,791
Net transfers (1)	—	—	—	—	—	—	—	—
Ending assets under management	$34,625	$14,889	$25,706	$32,595	$623	$726	$10	$109,174
Average assets under management(2)	$33,814	$16,602	$25,283	$32,873	$704	$655	$10	$109,932
June 30, 2014
Beginning assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	$—	$105,477
Gross client cash inflows	5,120	1,625	3,006	2,656	17	310	—	12,734
Gross client cash outflows	(2,277)	(4,044)	(2,358)	(1,524)	(555)	(5)	—	(10,763)
Net client cash flows	2,843	(2,419)	648	1,132	(538)	305	—	1,971
Market appreciation (depreciation)	1,140	944	407	2,067	29	6	—	4,593
Net transfers	—	—	47	(47)	—	—	—	—
Ending assets under management	$31,300	$21,549	$23,535	$34,109	$1,237	$311	$—	$112,041
Average assets under management	$28,763	$21,905	$22,779	$32,227	$1,390	$206	$—	$107,181
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
(2) For the Developing World team, average assets under management is for the period between June 29, 2015, when the team’s strategy began investment operations, and June 30, 2015.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of June 30, 2015(1)		As of June 30, 2014(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	68,852	63.1%	69,000	61.6%
Intermediary	34,233	31.3%	36,324	32.4%
Retail	6,089	5.6%	6,717	6.0%
Ending Assets Under Management	$109,174	100.0%	$112,041	100.0%
(1) The allocation of AUM by distribution channel data involves the use of estimates and the exercise of judgment.
The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2015	(unaudited; in millions)
Beginning assets under management	$60,649	$48,074	$108,723
Gross client cash inflows	3,289	1,808	5,097
Gross client cash outflows	(3,888)	(1,514)	(5,402)
Net client cash flows	(599)	294	(305)
Market appreciation (depreciation)	272	484	756
Net transfers (1)	(51)	51	—
Ending assets under management	$60,271	$48,903	$109,174
Average assets under management	$61,761	$49,662	$111,423
June 30, 2014
Beginning assets under management	$62,475	$44,922	$107,397
Gross client cash inflows	3,773	2,322	6,095
Gross client cash outflows	(3,470)	(2,067)	(5,537)
Net client cash flows	303	255	558
Market appreciation (depreciation)	2,217	1,728	3,945
Net transfers (1)	(179)	320	141
Ending assets under management	$64,816	$47,225	$112,041
Average assets under management	$62,736	$45,445	$108,181
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2015	(unaudited; in millions)
Beginning assets under management	$60,257	$47,658	$107,915
Gross client cash inflows	6,997	2,523	9,520
Gross client cash outflows	(8,849)	(3,203)	(12,052)
Net client cash flows	(1,852)	(680)	(2,532)
Market appreciation (depreciation)	2,070	1,721	3,791
Net transfers (1)	(204)	204	—
Ending assets under management	$60,271	$48,903	$109,174
Average assets under management	$61,025	$48,907	$109,932
June 30, 2014
Beginning assets under management	$59,881	$45,596	$105,477
Gross client cash inflows	9,276	3,458	12,734
Gross client cash outflows	(6,649)	(4,114)	(10,763)
Net client cash flows	2,627	(656)	1,971
Market appreciation (depreciation)	2,522	2,071	4,593
Net transfers (1)	(214)	214	—
Ending assets under management	$64,816	$47,225	$112,041
Average assets under management	$61,750	$45,431	$107,181
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

Results of Operations
Three months ended June 30, 2015, Compared to Three months ended June 30, 2014

	For the Three Months Ended June 30,		For the Period-to-Period
	2015	2014	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$211.5	$208.5	$3.0	1%
Operating Expenses
Total compensation and benefits	104.4	101.5	2.9	3%
Other operating expenses	28.8	26.2	2.6	10%
Total operating expenses	133.2	127.7	5.5	4%
Total operating income	78.3	80.8	(2.5)	(3)%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	0.4	(5.4)	5.8	107%
Total non-operating income (loss)	(2.5)	(8.3)	5.8	70%
Income before income taxes	75.8	72.5	3.3	5%
Provision for income taxes	16.5	8.6	7.9	92%
Net income before noncontrolling interests	59.3	63.9	(4.6)	(7)%
Less: Noncontrolling interests - Artisan Partners Holdings	35.5	45.5	(10.0)	(22)%
Less: Noncontrolling interests - Launch Equity	—	(0.9)	0.9	100%
Net income attributable to Artisan Partners Asset Management Inc.	$23.8	$19.3	$4.5	23%

Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.50	$0.42
Weighted average shares of Class A common stock outstanding	35,992,493	27,836,427
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
The increase in revenues of $3.0 million, or 1%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was driven primarily by a $3.2 billion, or 3%, increase in our average AUM.
Our weighted average investment management fee was 76 basis points for the three months ended June 30, 2015, compared to 77 for the three months ended June 30, 2014. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 56 basis points and 55 basis points for the three months ended June 30, 2015 and 2014 , respectively. These assets represented 45% and 42% of our total AUM as of June 30, 2015 and 2014, respectively. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 93 basis points for the three months ended June 30, 2015 and 2014. These assets represented 55% and 58% of our AUM as of June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015 and 2014, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $68.9 million and $62.7 million of our revenues, respectively.
For the three months ended June 30, 2015 and 2014, fees from Artisan Funds represented $138.8 million and $142.2 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.8 million and $3.6 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses of $5.5 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily due to increased restricted share-based compensation expense and increased salary and incentive compensation. The increase was partially offset by a decrease in pre-offering related compensation expense.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$84.6	$81.1	$3.5	4%
Restricted share-based award compensation expense	9.1	4.2	4.9	117%
Total salaries, incentive compensation and benefits	93.7	85.3	8.4	10%
Amortization expense on pre-offering Class B awards	10.7	16.2	(5.5)	(34)%
Pre-offering related compensation - share-based awards	10.7	16.2	(5.5)	(34)%
Total compensation and benefits	$104.4	$101.5	$2.9	3%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by incentive compensation expense for our investment and marketing professionals. The portion of cash incentive compensation directly linked to our revenues increased by $1.7 million as a result of higher investment management fee revenue. The remaining increase is primarily due to an increase in the number of employees.
Restricted share-based compensation expense was $9.1 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively. The increase resulted from the grant of awards in January 2015 and July 2014.
Amortization expense on pre-offering Class B awards decreased $5.5 million, as certain awards became fully vested during 2014 and 2015.
Total salaries, incentive compensation and benefits was 44% and 41% of our revenues for the three months ended June 30, 2015, and 2014, respectively.
Other operating expenses
Other operating expenses increased $2.6 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The overall increase includes a $0.9 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives. We expect to continue to invest in technology to support our investment teams, distribution efforts, and scalable operations.
Also included is approximately $1.4 million of additional distribution expenses resulting from the July 2014 change to the allocation of fees paid to intermediaries by Artisan Funds and us. That increase was partially offset by a $0.6 million reduction in intermediary fees resulting from the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer in assets from Investor Shares to Advisor Shares reduced our intermediary fees by $0.6 million for the three months ended June 30, 2015. Based on the amount of assets that has transferred to date, we expect to realize annualized savings of approximately $3.5 million.

Non-Operating Income (Loss)
Non-operating income (loss) for the three months ended June 30, 2015, includes $0.4 million of realized gains on the sale of investment securities.

Non-operating income (loss) for the three months ended June 30, 2014, includes $4.5 million of expense resulting from the change in our estimate of the payment obligation under the tax receivable agreements. The effect of changes in that estimate after the date of an exchange or sale that triggers a potential future payment under the agreements is included in net income. Similarly, the effect on the estimate of changes in enacted tax rates and in applicable tax laws are included in net income.
Non-operating income (loss) for the three months ended June 30, 2014 also includes $0.9 million net loss of Launch Equity, which represents net realized and unrealized losses of the underlying assets of Launch Equity. Nearly all losses were allocable to, and were offset by, net income (loss) attributable to noncontrolling interests - Launch Equity. In December 2014, we dissolved Launch Equity LP.
Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the three months ended June 30, 2015 and 2014, was 21.8% and 11.9%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 50% and 61% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended June 30, 2015 and 2014, respectively. Income before income taxes includes amounts that are passed through to limited partners of Holdings and not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the three months ended June 30, 2014, is a discrete tax benefit of $4.5 million related to a change in estimate associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings (Loss) Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Six months ended June 30, 2015, Compared to Six months ended June 30, 2014

	For the Six Months Ended June 30,		For the Period-to-Period
	2015	2014	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$415.1	$410.3	$4.8	1%
Operating Expenses
Total compensation and benefits	213.2	211.0	$2.2	1%
Other operating expenses	55.8	51.3	$4.5	9%
Total operating expenses	269.0	262.3	$6.7	3%
Total operating income	146.1	148.0	$(1.9)	(1)%
Non-operating income (loss)
Interest expense	(5.8)	(5.8)	$—	—%
Other non-operating income	(6.0)	(6.3)	$0.3	5%
Total non-operating income (loss)	(11.8)	(12.1)	$0.3	2%
Income before income taxes	134.3	135.9	$(1.6)	(1)%
Provision for income taxes	21.6	19.8	$1.8	9%
Net income before noncontrolling interests	112.7	116.1	(3.4)	(3)%
Less: Noncontrolling interests - Artisan Partners Holdings	69.4	89.7	(20.3)	(23)%
Less: Noncontrolling interests - Launch Equity	—	(1.5)	1.5	100%
Net income attributable to Artisan Partners Asset Management Inc.	$43.3	$27.9	$15.4	55%

Per Share Data
Net income (loss) available to Class A common stock per basic and diluted share	$0.95	$(1.64)
Weighted average shares of Class A common stock outstanding	34,322,266	24,046,390
Revenues
The increase in revenues of $4.8 million, or 1%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was driven primarily by a $2.8 billion, or 3%, increase in our average AUM.
Our weighted average investment management fee was 76 basis points for the six months ended June 30, 2015, compared to 77 basis points for the six months ended June 30, 2014. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 55 basis points for the six months ended June 30, 2015 and 2014. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 93 basis points for the six months ended June 30, 2015 and 2014.
For the six months ended June 30, 2015 and 2014, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $134.4 million and $124.7 million of our revenues, respectively. For the six months ended June 30, 2015 and 2014, fees from Artisan Funds represented $273.2 million and $278.8 million of our revenues, respectively, and fees from Artisan Global Funds represented $7.5 million and $6.8 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses of $6.7 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was due to costs associated with the formation of our seventh investment team, increased restricted share-based compensation expense, and smaller increases in other expense line items. We incurred $6.5 million of start-up costs related to the Developing World team in the first quarter of 2015. The increased expenses were partially offset by a decrease in pre-offering related compensation expense.

Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$174.5	$162.7	11.8	7%
Restricted share-based award compensation expense	17.6	8.5	9.1	107%
Total salaries, incentive compensation and benefits	192.1	171.2	20.9	12%
Amortization expense on pre-offering Class B awards	21.1	39.8	(18.7)	(47)%
Pre-offering related compensation - share-based awards	21.1	39.8	(18.7)	(47)%
Total compensation and benefits	$213.2	$211.0	$2.2	1%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by $6.0 million of the start-up costs discussed above, and increased incentive compensation expense for our investment and marketing professionals. The portion of cash incentive compensation directly linked to our revenues increased by $1.3 million as a result of higher investment management fee revenue. The remaining increase is primarily due to an increase in the number of employees.
Restricted share-based compensation expense was $17.6 million and $8.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase resulted from grants of awards in January 2015 and July 2014. We expect restricted share-based award compensation expense to continue to increase as we make additional equity awards each year. The ultimate size of the expense will depend primarily on the number of awards granted and our stock price.
We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. During the six months ended June 30, 2015, we granted 642,950 restricted share-based awards to our employees. A portion of these awards will vest pro rata in the first fiscal quarter of each of the next five years. The remaining awards are career awards that will vest only upon a qualifying retirement (as defined in the award agreements). Total compensation expense associated with the 2015 awards is expected to be approximately $30.5 million, which is being recognized on a straight-line basis over the requisite service period.
Amortization expense on pre-offering Class B awards decreased $18.7 million, as certain awards became fully vested during 2015 and 2014.
Total salaries, incentive compensation and benefits was 46% and 42% of our revenues for the six months ended June 30, 2015, and 2014, respectively.
Other operating expenses
Other operating expenses increased $4.5 million, or 9% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a $1.6 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives. Included in other operating expenses was approximately $2.4 million of additional distribution expenses related to the July 2014 change to the allocation of fees paid to intermediaries by Artisan Funds and us as discussed above. The increase was partially offset by a $0.6 million reduction in intermediary fees resulting from the launch of the Advisor Share class also discussed above.
Non-Operating Income (Loss)
Non-operating income (loss) for the six months ended June 30, 2015, includes $0.4 million of realized gains on the sale of investment securities.

Non-operating income (loss) for the six months ended June 30, 2015 and 2014, includes $6.4 million and $4.5 million, respectively, of expense resulting from changes in the estimate of the payment obligation under the tax receivable agreements. The effect of changes in that estimate after the date of an exchange or sale that triggers a potential future payment under the agreements is included in net income. Similarly, the effect on the estimate of changes in enacted tax rates and in applicable tax laws are included in net income.
Non-operating income (loss) for the six months ended June 30, 2014 also includes $1.5 million net loss of Launch Equity, which represents net realized and unrealized losses of the underlying assets of Launch Equity. Nearly all losses were allocable to, and were offset by, net income (loss) attributable to noncontrolling interests - Launch Equity. In December 2014, we dissolved Launch Equity LP.

Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the six months ended June 30, 2015 and 2014, was 16.1% and 14.6%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 50% and 61% of Holdings’ earnings were not subject to corporate-level taxes for the six months ended June 30, 2015 and 2014, respectively. Income before income taxes includes amounts that are passed through to limited partners of Holdings and not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the six months ended June 30, 2015 and 2014, are discrete tax benefits of $7.7 million and $4.5 million, respectively, related to changes in estimates associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, as a result of stock offerings, unit exchanges, and equity award grants. Basic and diluted earnings per share were negatively impacted in the six months ended June 30, 2014, by our purchase of our preferred securities because the purchase price was greater than the equity carrying value. See Note 12, “Earnings (Loss) Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) offering related proxy expense, and (3) net gain (loss) on the tax receivable agreements. Adjusted net income also reflects income taxes assuming the vesting of all unvested share-based awards of Class A common stock and as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of the Company’s convertible preferred stock had been exchanged for or converted into Class A common stock of the Company on a one-for-one basis. Assuming full vesting, exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to the Company, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 37.0% and 36.2% for the 2015 and 2014 periods, respectively.

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

•	Adjusted operating income represents the operating income of the consolidated company excluding offering related proxy expense and pre-offering related compensation.

•	Adjusted operating margin is calculated by dividing adjusted operating income by total revenues.

•
Adjusted EBITDA represents income before income taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income attributable to non-controlling interests, offering related proxy expense, pre-offering related compensation and net gain (loss) on the tax receivable agreements.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$23.8	$19.3	$43.3	$27.9
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	35.5	45.5	69.4	89.7
Add back: Provision for income taxes	16.5	8.6	21.6	19.8
Add back: Pre-offering related compensation - share-based awards	10.7	16.2	21.1	39.8
Add back: Offering related proxy expense	—	—	—	0.1
Add back: Net (gain) loss on the tax receivable agreements	—	4.5	6.4	4.5
Less: Adjusted provision for income taxes	32.1	34.1	59.9	65.8
Adjusted net income (Non-GAAP)	$54.4	$60.0	$101.9	$116.0

Average shares outstanding
Class A common shares	36.0	27.8	34.3	24.0
Assumed vesting, conversion or exchange of:
Unvested Class A restricted shares-based awards	3.3	1.6	3.2	1.6
Convertible preferred shares outstanding	—	0.4	—	0.7
Artisan Partners Holdings units outstanding (noncontrolling interest)	34.2	41.8	35.9	45.2
Adjusted shares	73.5	71.6	73.4	71.5

Adjusted net income per adjusted share (Non-GAAP)	$0.74	$0.84	$1.39	$1.62

Operating income (GAAP)	$78.3	$80.8	$146.1	$148.0
Add back: Pre-offering related compensation - share-based awards	10.7	16.2	21.1	39.8
Add back: Offering related proxy expense	—	—	—	0.1
Adjusted operating income (Non-GAAP)	$89.0	$97.0	$167.2	$187.9

Adjusted operating margin (Non-GAAP)	42.1%	46.5%	40.3%	45.8%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$23.8	$19.3	$43.3	$27.9
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	35.5	45.5	69.4	89.7
Add back: Pre-offering related compensation - share-based awards	10.7	16.2	21.1	39.8
Add back: Offering related proxy expense	—	—	—	0.1
Add back: Net (gain) loss on the tax receivable agreements	—	4.5	6.4	4.5
Add back: Interest expense	2.9	2.9	5.8	5.8
Add back: Provision for income taxes	16.5	8.6	21.6	19.8
Add back: Depreciation and amortization	1.1	0.7	2.1	1.4
Adjusted EBITDA (Non-GAAP)	$90.5	$97.7	$169.7	$189.0

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of June 30, 2015, and December 31, 2014.

	June 30, 2015	December 31, 2014
	(unaudited; in millions)
Cash and cash equivalents	$215.5	$182.3
Accounts receivable	$76.7	$69.4
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. The notes are comprised of three series, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The $100.0 million revolving credit facility was unused as of and for the six months ended June 30, 2015.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2015.
Distributions and Dividends
Artisan Partners Holdings distributions, including distributions to APAM for the three and six months ended June 30, 2015 and 2014, respectively, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited, in millions)
Holdings Partnership Distributions(1)	$109.2	$116.5	$188.6	$248.1
Holdings Partnership Distributions to APAM	$54.6	$42.3	$91.9	$80.9
(1) Including distributions to APAM
APAM declared and paid the following dividends per share during the three and six months ended June 30, 2015 and 2014:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2015	2014	2015	2014
Quarterly	Common Class A	$0.60	$0.55	$1.20	$1.10
Special Annual	Common Class A	$—	$—	$0.95	$1.63
Quarterly	Convertible Preferred	$—	$0.81	$—	$3.81
Subject to board approval each quarter, we expect to pay a quarterly dividend of $0.60 per share of Class A common stock during 2015. After the end of each year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we currently expect to pay dividends each year, as described above, our dividend policy allows us flexibility to not pay dividends according to that description or at all.
On July 23, 2015, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $44.1 million payable by Artisan Partners Holdings to holders of its partnership units, including us. In addition, our board of directors declared a quarterly dividend of $0.60 per share of Class A common stock, to be paid on August 31, 2015, to shareholders of record as of the close of business on August 17, 2015.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.

Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $599.5 million liability as of June 30, 2015. The $599.5 million liability represents 85% of the tax benefits we expect to realize as a result of the merger of an entity into us as part of the IPO Reorganization and the redemption or exchange of the common and preferred units of Holdings after the IPO. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.
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
Cash Flows

	For the Six Months Ended June 30,
	2015	2014
	(unaudited; in millions)
Cash as of January 1	$182.3	$211.8
Net cash provided by operating activities	214.3	235.1
Net cash used in investing activities	(8.5)	(14.3)
Net cash used in financing activities	(172.6)	(229.0)
Cash as of June 30	$215.5	$203.6
Operating activities provided net cash of $214.3 million and $235.1 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, compared to the six months ended June 30, 2014, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $11.5 million. Timing differences in working capital accounts, primarily due to the timing of executive incentive compensation payments, also decreased our operating cash flows by $16.2 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $8.5 million and $14.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in net cash used in investing activities was due to a $4.2 million decrease in the net purchases of investment securities during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. In addition, cash used in acquisitions of property and equipment and leasehold improvements decreased by $1.6 million.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, and payments to purchase Holdings partnership units. Financing activities used net cash of $172.6 million and $229.0 million for the six months ended June 30, 2015 and 2014, respectively. This decrease in net cash used by financing activities was primarily the result of a $70.5 million decrease in distributions to limited partners, partially offset by a $13.5 million increase in dividends paid during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Certain Contractual Obligations
As of June 30, 2015, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $489.2 million at December 31, 2014, to $599.5 million at June 30, 2015. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect the estimated payments to be funded by realized tax benefits.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2015.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s vested Class B common units of Holdings are automatically exchanged for Class E common units, and unvested Class B common units are forfeited. The employee-partner’s shares of APAM Class B common stock are canceled and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. The former employee-partner’s Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the six months ended June 30, 2015, 365,253 shares of Class B common stock were canceled, and 310,523 shares of Class C common stock were issued, as a result of the termination of employment of employee-partners.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2015 and 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: August 3, 2015
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)