Form 10-Q
period 2015-09-30
Artisan Partners Asset Management Inc.
filed 2015-11-02
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 29, 2015 were 39,411,178, 18,327,222 and 15,670,672, respectively.

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

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$217,671	$182,284
Accounts receivable	67,568	69,361
Investment securities	9,839	6,712
Property and equipment, net	15,595	16,594
Deferred tax assets	687,060	562,396
Prepaid expenses and other assets	13,096	12,105
Total assets	$1,010,829	$849,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$27,957	$39,826
Accrued incentive compensation	75,823	12,973
Borrowings	200,000	200,000
Amounts payable under tax receivable agreements	588,746	489,154
Total liabilities	892,526	741,953
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 39,411,178 and 34,238,131 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	394	342
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 18,327,222 and 21,463,033 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	183	215
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 15,670,672 and 17,226,379 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	157	172
Additional paid-in capital	111,353	93,524
Retained earnings	10,732	16,417
Accumulated other comprehensive income (loss)	(368)	206
Total stockholders’ equity	122,451	110,876
Noncontrolling interest - Artisan Partners Holdings	(4,148)	(3,377)
Total equity	118,303	107,499
Total liabilities and equity	$1,010,829	$849,452
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Management fees	$198,233	$212,225	$611,888	$622,350
Performance fees	80	181	1,573	335
Total revenues	$198,313	$212,406	$613,461	$622,685
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	91,159	90,743	283,294	261,893
Pre-offering related compensation - share-based awards	10,532	12,431	31,596	52,234
Total compensation and benefits	101,691	103,174	314,890	314,127
Distribution and marketing	10,612	13,281	34,010	36,348
Occupancy	3,113	2,811	9,079	8,265
Communication and technology	6,339	5,735	17,993	15,694
General and administrative	6,003	6,389	20,792	19,258
Total operating expenses	127,758	131,390	396,764	393,692
Total operating income	70,555	81,016	216,697	228,993
Non-operating income (loss)
Interest expense	(2,971)	(2,905)	(8,828)	(8,690)
Net Investment Income	8	405	424	405
Net gain (loss) of Launch Equity	—	(557)	—	(2,039)
Net gain (loss) on the tax receivable agreements	(5,820)	284	(12,247)	(4,187)
Other non-operating income (expense)	6	217	15	(54)
Total non-operating income (loss)	(8,777)	(2,556)	(20,636)	(14,565)
Income before income taxes	61,778	78,460	196,061	214,428
Provision for income taxes	11,630	15,335	33,209	35,193
Net income before noncontrolling interests	50,148	63,125	162,852	179,235
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	31,674	43,243	101,128	132,939
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(557)	—	(2,039)
Net income attributable to Artisan Partners Asset Management Inc.	$18,474	$20,439	$61,724	$48,335

Basic and diluted earnings (loss) per share	$0.44	$0.57	$1.38	$(1.02)
Basic and diluted weighted average number of common shares outstanding	36,430,820	30,370,892	35,032,841	26,177,724
Dividends declared per Class A common share	$0.60	$0.55	$2.75	$3.28
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income before noncontrolling interests	$50,148	$63,125	$162,852	$179,235
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of ($305), ($138), ($236) and $18, respectively	(1,227)	(423)	(664)	(117)
Less: reclassification adjustment for gain (loss) included in net income	8	405	424	405
Net unrealized gain (loss) on investment securities	(1,235)	(828)	(1,088)	(522)
Foreign currency translation gain (loss)	(402)	(458)	(290)	(190)
Total other comprehensive income (loss)	(1,637)	(1,286)	(1,378)	(712)
Comprehensive income	48,511	61,839	161,474	178,523
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	30,773	42,401	100,325	132,245
Comprehensive income (loss) attributable to noncontrolling interests - Launch Equity	—	(557)	—	(2,039)
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$17,738	$19,995	$61,149	$48,317

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2015	342	215	172	93,524	16,417	206	(3,377)	107,499
Net income	—	—	—	—	61,724	—	101,128	162,852
Other comprehensive income - foreign currency translation	—	—	—	—	—	(144)	(146)	(290)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	(459)	(592)	(1,051)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(6,105)	—	29	6,039	(37)
Amortization of equity-based compensation	—	—	—	31,504	—	—	28,307	59,811
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	26,158	—	—	—	26,158
Issuance of Class A common stock, net of issuance costs	38	—	—	175,974	—	—	—	176,012
Forfeitures	—	(4)	3	1	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—
Employee net share settlement	—	—	—	(358)	—	—	(311)	(669)
Exchange of subsidiary equity	8	(4)	(4)	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(24)	(14)	(176,520)	—	—	—	(176,558)
Distributions	—	—	—	—	—	—	(135,174)	(135,174)
Dividends	—	—	—	(32,819)	(67,409)	—	(22)	(100,250)
Balance at September 30, 2015	$394	$183	$157	$111,353	$10,732	$(368)	$(4,148)	$118,303

	Class A Common stock	Class B Common stock	Class C Common stock	Convertible preferred stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Non-controlling interest - Launch Equity	Total equity
Balance at January 1, 2014	$198	$253	$252	$34,909	$6,388	$1,401	$378	$38,060	$50,472	$132,311
Net income (loss)	—	—	—	—	—	48,335	—	132,939	(2,039)	179,235
Other comprehensive income - foreign currency translation	—	—	—	—	—	—	(105)	(85)	—	(190)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	—	(171)	(236)	—	(407)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	—	(12,323)	—	258	11,950	—	(115)
Capital contribution	—	—	—	—	—	—	—	—	2,980	2,980
Amortization of equity-based compensation	—	—	—	—	26,716	—	—	41,392	—	68,108
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	—	61,194	—	—	—	—	61,194
Issuance of Class A common stock, net of issuance costs	125	—	—	—	552,164	—	—	—	—	552,289
Purchase of convertible preferred stock and subsidiary equity	—	(38)	(47)	(21,652)	(533,340)	—	—	647	—	(554,430)
Conversion of preferred stock and exchange of subsidiary	18	—	(32)	(13,257)	23,289	—	—	(10,018)	—	—
Distributions	—	—	—	—	—	—	—	(213,555)	—	(213,555)
Dividends	—	—	—	—	(45,191)	(35,858)	—	—	—	(81,049)
Balance at September 30, 2014	$341	$215	$173	$—	$78,897	$13,878	$360	$1,094	$51,413	$146,371

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income before noncontrolling interests	$162,852	$179,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,177	2,293
Deferred income taxes	8,131	10,863
Reinvested dividends	—	(213)
Capital gains on the sale of investment securities	(424)	(405)
Net loss on the tax receivable agreements	12,247	4,187
(Gains) losses of Launch Equity, net	—	2,039
Proceeds from sale of investments by Launch Equity	—	93,146
Purchase of investments by Launch Equity	—	(77,598)
Loss on disposal of property and equipment	26	349
Amortization of debt issuance costs	336	336
Share-based compensation	59,811	68,108
Excess tax benefit on share-based awards	(984)	(901)
Change in assets and liabilities resulting in an increase (decrease) in cash:
Net change in operating assets and liabilities of Launch Equity	—	(18,528)
Accounts receivable	1,793	(3,436)
Prepaid expenses and other assets	(1,811)	(1,626)
Accounts payable and accrued expenses	58,580	73,304
Class B liability awards	(5,008)	(5,054)
Deferred lease obligations	(97)	16
Net cash provided by operating activities	298,629	326,115
Cash flows from investing activities
Acquisition of property and equipment	(1,668)	(3,767)
Leasehold improvements	(1,963)	(4,095)
Proceeds from sale of property and equipment	—	4
Proceeds from sale of investment securities	2,724	6,156
Purchase of investment securities	(6,750)	(10,021)
Change in restricted cash	36	260
Net cash used in investing activities	(7,621)	(11,463)

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows, continued (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities
Partnership distributions	(135,174)	(213,555)
Dividends paid	(100,250)	(81,049)
Change in other liabilities	(45)	(49)
Payment of amounts owed under the tax receivable agreements	(20,040)	(4,645)
Net proceeds from issuance of common stock	176,558	554,129
Payment of costs directly associated with the issuance of Class A common stock	(427)	(2,797)
Purchase of equity and subsidiary equity	(176,558)	(554,129)
Taxes paid related to employee net share settlement	(669)	(302)
Capital invested into Launch Equity	—	2,980
Excess tax benefit on share-based awards	984	901
Net cash used in financing activities	(255,621)	(298,516)
Net increase (decrease) in cash and cash equivalents	35,387	16,136
Cash and cash equivalents
Beginning of period	182,284	211,839
End of period	$217,671	$227,975

Supplementary information
Noncash activity:
Establishment of deferred tax assets	132,559	386,324
Establishment of amounts payable under tax receivable agreements	107,385	326,048
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2015, APAM held approximately 54% of the total equity ownership interests in Holdings.
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
2015 Follow-On Offering
On March 9, 2015, APAM completed a registered offering of 3,831,550 shares of Class A common stock (the “2015 Follow-On Offering”) and utilized all of the proceeds to purchase an aggregate of 3,831,550 common units of Artisan Partners Holdings at a price per unit of $46.08. The offering and subsequent purchase of units had the following impact on the consolidated financial statements:

•
APAM received 3,831,550 GP units of Holdings, which increased APAM’s equity ownership interest in Holdings. See Note 6, “Noncontrolling interest - Holdings” for the financial statement impact of changes in ownership.

•
APAM’s purchase of common units of Holdings with the proceeds resulted in an increase to deferred tax assets of approximately $105.1 million and an increase in amounts payable under the tax receivable agreements of approximately $89.4 million.

•	The shares of Class B and Class C common stock associated with the common units purchased were immediately canceled upon completion of the offering.

Holdings Unit Exchanges

During the nine months ended September 30, 2015, certain limited partners of Artisan Partners Holdings exchanged common units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock (the “Holdings Common Unit Exchanges”). The following common units were exchanged for APAM Class A common stock during the nine months ended September 30, 2015:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 9, 2015	527,012	169,474	332,538	25,000
Common units exchanged on May 21, 2015	132,961	127,729	5,232	—
Common units exchanged on August 20, 2015	145,265	127,730	17,535	—
Total Units Exchanged	805,238	424,933	355,305	25,000

The Holdings Common Unit Exchanges increased APAM’s equity ownership interest in Holdings, and resulted in a combined increase to deferred tax assets of approximately $21.2 million and an increase in amounts payable under the tax receivable agreements of approximately $18.0 million. The corresponding shares of Class B and Class C common stock were immediately canceled upon exchange.
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
The Company makes initial seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, APAM consolidates the investment, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of September 30, 2015, APAM does not have a controlling financial interest in any of the funds in which it has made a seed investment.

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. In August 2015, the effective date of the ASU was deferred. The new guidance will now be effective on January 1, 2018 with early adoption permitted as of the original effective date of January 1, 2017. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the note liability, rather than presented as an asset. The new guidance will be effective on January 1, 2016, and requires a retrospective approach to adoption. At September 30, 2015, the Company had approximately $0.7 million of debt issuance costs in prepaid expenses and other assets on its Condensed Consolidated Statements of Financial Condition that meet the criteria of this amendment.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The new guidance will be effective on January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
Mutual funds	$10,069	$581	$(811)	$9,839
December 31, 2014
Mutual funds	$5,618	$1,096	$(2)	$6,712
Artisan’s investments in mutual funds consist of investments in shares of Artisan Partners Funds, Inc. and Artisan Partners Global Funds plc and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of September 30, 2015 and December 31, 2014, the total fair value of investments in an unrealized loss position was $4.2 million and $38 thousand, respectively. The $811 thousand and $2 thousand unrealized losses on available-for-sale securities are considered temporary, based on the severity and duration of the unrealized losses. No impairment losses were recorded on these available-for-sale securities.
During the nine months ended September 30, 2015, Artisan made seed investments of $6.8 million, including a $5.0 million investment in the Artisan Developing World Fund. During the nine months ended September 30, 2015, Artisan sold $2.7 million of its investments, resulting in realized gains of $0.4 million. During the nine months ended September 30, 2014, Artisan sold $6.2 million of its investments, resulting in a realized gain of $0.4 million.
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2015 and December 31, 2014:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2015
Assets
Cash equivalents	$109,004	$109,004	$—	$—
Mutual funds	9,839	9,839	—	—

December 31, 2014
Assets
Cash equivalents	$44,004	$44,004	$—	$—
Mutual funds	6,712	6,712	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds or Undertakings for Collective Investment in Transferable Securities (“UCITS”). There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of September 30, 2015 and December 31, 2014.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended September 30, 2015 and 2014.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2015 and December 31, 2014:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	$—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $198.3 million as of September 30, 2015. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.8 million and $8.3 million for the three and nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2015	$—
2016	—
2017	60,000
2018	—
2019	50,000
Thereafter	90,000
$200,000

Note 6. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. As of September 30, 2015, APAM held approximately 54% of the economic interests in Holdings.
Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the economic interests in Holdings held by the limited partners of Holdings.
During the nine months ended September 30, 2015, APAM’s equity ownership interest in Holdings increased from 47% to 54%, due to the following transactions:

•	The issuance of 562,950 Holdings GP units corresponding to 562,950 restricted shares of Class A common stock issued by APAM during the period.

•	The issuance of 3,831,550 Holdings GP units and cancellation of 3,831,550 Holdings common units, in connection with the 2015 Follow-On Offering.

•	The issuance of 805,238 Holdings GP units and cancellation of 805,238 Holdings common units, in connection with the Holdings Common Unit Exchanges.

•	The forfeiture of 54,730 Holdings common units as a result of the termination of employment of employee-partners.
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Nine Months Ended September 30,
	2015	2014
Additional paid-in capital	$(6,105)	$(12,323)
Noncontrolling interest - Artisan Partners Holdings	6,039	11,950
Accumulated other comprehensive income	29	258
Deferred tax assets	37	115
Net balance sheet impact	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $6.2 million for the nine months ended September 30, 2015 and $2.8 million for the nine months ended September 30, 2014.
Note 7. Variable and Voting Interest Entities
Artisan Funds and Artisan Global Funds
Artisan serves as the investment adviser for Artisan Partners Funds, Inc. (“Artisan Funds”), a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and Artisan Partners Global Funds plc (“Artisan Global Funds”), a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). While Artisan holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any entity), Artisan does not have a controlling financial interest or a majority voting interest and, as such, does not consolidate these entities.
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
Prior to the dissolution, Launch Equity was determined to be a variable interest entity (“VIE”) which required consolidation within Artisan’s consolidated financial statements. Artisan’s maximum exposure to investment loss from its involvement with Launch Equity was limited to its equity investment of $1 thousand while the potential benefit was limited to the management fee and incentive allocation receivable as investment adviser and general partner. Therefore, the gains or losses of Launch Equity have not had a significant impact on Artisan’s results of operations, liquidity or capital resources. Artisan had no right to the benefits from, nor did it bear the risks associated with, Launch Equity’s investments, beyond Artisan’s minimal direct investment in Launch Equity.
The following tables reflect the impact of consolidating Launch Equity’s results into the Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2014.
Condensed Consolidating Statements of Operations

	Three Months Ended
	September 30, 2014
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$212,535	$—	$(129)	$212,406
Total operating expenses	131,519	—	(129)	131,390
Operating income (loss)	81,016	—	—	81,016
Non-operating income (loss)	(1,999)	—	—	(1,999)
Net gain (loss) of Launch Equity	—	(557)	—	(557)
Total non-operating income (loss)	(1,999)	(557)	—	(2,556)
Income (loss) before income taxes	79,017	(557)	—	78,460
Provision for income taxes	15,335	—	—	15,335
Net income (loss)	63,682	(557)	—	63,125
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	43,243	—	—	43,243
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(557)	—	(557)
Net income attributable to Artisan Partners Asset Management Inc.	$20,439	$—	$—	$20,439
Condensed Consolidating Statements of Operations

	Nine Months Ended
	September 30, 2014
	Before Consolidation	Launch Equity	Eliminations	As Reported
Total revenues	$623,073	$—	$(388)	$622,685
Total operating expenses	394,080	—	(388)	393,692
Operating income (loss)	228,993	—	—	228,993
Non-operating income (loss)	(12,526)	—	—	(12,526)
Net gain (loss) of Launch Equity	—	(2,039)	—	(2,039)
Total non-operating income (loss)	(12,526)	(2,039)	—	(14,565)
Income (loss) before income taxes	216,467	(2,039)	—	214,428
Provision for income taxes	35,193	—	—	35,193
Net income (loss)	181,274	(2,039)	—	179,235
Less: Net income (loss) attributable to noncontrolling interests - Artisan Partners Holdings	132,939	—	—	132,939
Less: Net income (loss) attributable to noncontrolling interests - Launch Equity	—	(2,039)	—	(2,039)
Net income attributable to Artisan Partners Asset Management Inc.	$48,335	$—	$—	$48,335

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
As of September 30, 2015 and December 31, 2014, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	September 30, 2015	December 31, 2014	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	39,411,178	34,238,131	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	18,327,222	21,463,033	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	15,670,672	17,226,379	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2015, Artisan’s employees held 2,782,128 restricted shares of Class A common stock and all 18,327,222 outstanding shares of Class B common stock, all of which are subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2015 and 2014:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2015	2014	2015	2014
Quarterly	Common Class A	$0.60	$0.55	$1.80	$1.65
Special Annual	Common Class A	$—	$—	$0.95	$1.63
Quarterly	Convertible Preferred	$—	$—	$—	$3.81
APAM issued (canceled) the following shares during the nine months ended September 30, 2015:

	Total Stock	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2014	72,927,543	34,238,131	21,463,033	17,226,379
2015 Follow-On Offering	—	3,831,550	(2,415,253)	(1,416,297)
Holdings Common Unit Exchanges	—	805,238	(355,305)	(449,933)
Restricted Share Award Grants	562,950	562,950	—	—
Restricted Share Award Net Share Settlement	(14,276)	(14,276)	—	—
Employee/Partner Terminations	(67,145)	(12,415)	(365,253)	310,523
Balance at September 30, 2015	73,409,072	39,411,178	18,327,222	15,670,672
(1) There were 122,990 and 20,612 restricted stock units outstanding at September 30, 2015 and December 31, 2014, respectively, which are not reflected in the table.
Each Class A, Class B, Class D and Class E common unit of Holdings (together with the corresponding share of Class B or Class C common stock) is exchangeable for one share of Class A common stock. Class B and Class C common stock is immediately canceled upon sale or exchange.

Upon termination of employment with Artisan, an employee-partner’s unvested Class B common units are forfeited. Generally, the employee-partner’s vested Class B common units are exchanged for Class E common units; the employee-partner’s shares of Class B common stock are canceled; and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings.
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Holdings Partnership Distributions(1)	$81,140	$81,632	$269,704	$329,704
Holdings Partnership Distributions to APAM	$42,623	$35,263	$134,530	$116,149
(1) Including distributions to APAM
The portion of these distributions made to all partners are recorded as a reduction to consolidated stockholders’ equity, with the exception of the portion of distributions made to APAM, which is eliminated upon consolidation.
Note 9. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Salaries, incentive compensation and benefits (1)	$81,392	$83,834	$255,969	$246,493
Restricted share-based award compensation expense	9,767	6,909	27,325	15,400
Total salaries, incentive compensation and benefits	91,159	90,743	283,294	261,893
Pre-offering related compensation - share-based awards	10,532	12,431	31,596	52,234
Total compensation and benefits	$101,691	$103,174	$314,890	$314,127
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

Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. As of September 30, 2015, 10,336,935 shares of Class A common stock were reserved and available for issuance under the Plan.
During the nine months ended September 30, 2015, Artisan issued 562,950 restricted stock awards and 80,000 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2015 grants is expected to be approximately $30.5 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value, for only those awards expected to vest, on a straight-line basis over the requisite service period of the award.
The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, based on actual forfeiture activity.
The following table summarizes the restricted share-based award activity for the nine months ended September 30, 2015:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2015	$52.59	2,700,634
Granted	$48.17	642,950
Forfeited	$52.71	(12,415)
Vested	$52.69	(469,041)
Unvested at September 30, 2015	$51.58	2,862,128
Compensation expense recognized related to awards was $9.7 million and $6.9 million for the three months ended September 30, 2015 and 2014, respectively, and $27.3 million and $15.4 million for the nine months ended September 30, 2015 and 2014, respectively. The unrecognized compensation expense for the unvested awards as of September 30, 2015 was $129.6 million with a weighted average recognition period of 3.7 years remaining.
During the nine months ended September 30, 2015, the Company withheld a total of 14,276 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.7 million in employee tax withholding obligations related to employee share transactions. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The remaining redemption payments for Class B awards of partners whose services to Holdings terminated prior to the IPO were $9.3 million and $14.3 million as of September 30, 2015 and December 31, 2014, respectively. Payments of $0.8 million and $5.0 million were made for the three and nine months ended September 30, 2015 and 2014, respectively.
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

The following table summarizes the activity related to unvested Class B awards for the nine months ended September 30, 2015:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2015	$30.00	4,045,016
Granted	—	—
Forfeited	$30.00	(54,730)
Vested	$30.00	(1,641,952)
Unvested at September 30, 2015	$30.00	2,348,334
Compensation expense recognized related to the unvested Class B awards was $10.5 million and $12.4 million for the three months ended September 30, 2015 and 2014, respectively, and $31.6 million and $52.2 million for the nine months ended September 30, 2015 and 2014, respectively. The unrecognized compensation expense for the unvested Class B awards as of September 30, 2015, was $54.0 million with a weighted average recognition period of 1.6 years remaining.
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
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Current:
Federal	$9,797	$6,050	$21,911	$21,132
State and local	1,355	1,106	2,896	3,016
Foreign	108	32	271	182
Total	11,260	7,188	25,078	24,330
Deferred:
Federal	350	12,025	14,979	14,971
State and local	20	(3,878)	(6,848)	(4,108)
Total	370	8,147	8,131	10,863
Income tax expense	$11,630	$15,335	$33,209	$35,193
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
Amounts payable under tax receivable agreements is an estimate which is impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels. During the nine months ended September 30, 2015, a change in estimate of future tax benefits resulted in an increase to deferred tax assets of $14.7 million and an increase to amounts payable under tax receivable agreements of $12.2 million. During the nine months ended September 30, 2014, a change in estimate of future tax benefits resulted in an increase to deferred tax assets of $4.9 million and an increase to amounts payable under tax receivable agreements of $4.2 million. The changes in the estimates of amounts payable under tax receivable agreements are recorded in non-operating income in the Consolidated Statements of Operations.
The 2015 Follow-On Offering and Holdings Common Unit Exchanges resulted in an increase to deferred tax assets and amounts payable under tax receivable agreements of $126.3 million and $107.4 million, respectively, for the nine months ended September 30, 2015.
During the three months ended September 30, 2015, payments of $20.2 million, including interest, were made under the TRAs.
Net deferred tax assets comprise the following:

	As of September 30, 2015	As of December 31, 2014
Deferred tax assets:
Amortizable basis (1)	$668,414	$551,952
Other (2)	18,646	10,444
Total deferred tax assets	687,060	562,396
Less: valuation allowance (3)	—	—
Net deferred tax assets	$687,060	$562,396
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of September 30, 2015 and December 31, 2014.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2015, U.S. federal income tax returns for the years 2012 through 2014 are open and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2014. Foreign tax returns are generally subject to audit from 2011 to 2014.

Note 11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of September 30, 2015	As of December 31, 2014
Unrealized gain (loss) on investments	$(75)	$326
Foreign currency translation	(293)	(120)
Accumulated Other Comprehensive Income (Loss)	$(368)	$206
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
The consideration Artisan paid to purchase shares of its convertible preferred stock in March 2014 exceeded the carrying amount of the shares of convertible preferred stock on Artisan’s consolidated balance sheet; the excess was subtracted from net income as a deemed dividend to arrive at income available to common stockholders in the earnings per share calculation. The purchase of subsidiary preferred equity in March 2014 resulted in a similar deemed dividend, which also reduced net income available to common stockholders.

The computation of basic and diluted earnings per share under the two-class method for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2015	2014	2015	2014
Numerator:
Net income attributable to APAM	$18,474	$20,439	$61,724	$48,335
Less: Convertible preferred stock deemed dividends	—	—	—	22,694
Less: Subsidiary preferred equity deemed dividends	—	—	—	26,469
Less: Allocation to participating securities	2,574	3,246	13,480	25,933
Net income (loss) available to common stockholders	$15,900	$17,193	$48,244	$(26,761)
Denominator:
Weighted average shares outstanding	36,430,820	30,370,892	35,032,841	26,177,724
Earnings (loss) per share	$0.44	$0.57	$1.38	$(1.02)
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

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2015	2014	2015	2014
Holdings limited partnership units	34,078,421	39,767,645	35,288,887	43,349,132
Convertible preferred stock	—	—	—	474,938
Unvested restricted share-based awards	3,027,787	2,582,934	3,116,835	1,939,126
Total	37,106,208	42,350,579	38,405,722	45,763,196
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
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Investment management fees:
Artisan Funds	$130,842	$144,873	$404,013	$423,620
Fee waiver / expense reimbursement:
Artisan Funds	$317	$17	$368	$95
Affiliate transactions—Artisan Global Funds
Artisan has agreements to serve as the investment manager and promoter of Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $1.2 million and $1.3 million due from Artisan Global Funds as of September 30, 2015 and December 31, 2014, respectively.

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Investment management fees:
Artisan Global Funds	$3,807	$3,685	$11,376	$10,552
Fee waiver / expense reimbursement:
Artisan Global Funds	$102	$207	$346	$377
Affiliate transactions—Launch Equity
Prior to the dissolution described in Note 7, Artisan had an agreement to serve as the investment manager of Launch Equity. Under the terms of Artisan’s agreement with Launch Equity, Artisan earned a quarterly fee based on the value of the closing capital account of each limited partner for the quarter, at the rate of 1.00% (annualized). At Artisan’s discretion, the fee was waived and certain expenses reimbursed to the extent they exceeded a certain level. Artisan waived 100% of the quarterly fee and reimbursed Launch Equity for all operating expenses, and Artisan also waived other expenses as well. Expense reimbursements totaled $40 thousand and $133 thousand for the three and nine months ended September 30, 2014.
Note 15. Subsequent Events
Distributions and dividends
On October 21, 2015, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $40.3 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.60 per share of APAM’s Class A common stock. The APAM dividend is payable on November 30, 2015, to shareholders of record as of November 16, 2015.

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
Business and financial highlights for the nine months ended September 30, 2015 included:

•
As of September 30, 2015, over 85% of our assets under management were in strategies out-performing their broad-based benchmarks over the trailing 3-, 5-, and 10-year periods and since each strategy’s inception.

•
As of September 30, 2015, eight of our 12 investment strategies that have a five-year track record have added value relative to their broad-based performance benchmarks over the trailing five years. Six of our eight strategies with a 10-year track record have added value over the trailing 10-year period.

•	The launch, in late June, of our newest investment strategy, the Artisan Developing World strategy, which is managed by our Developing World team.

•	Revenues of $613.5 million for the nine months ended September 30, 2015, a 1% decrease from revenues of $622.7 million for the nine months ended September 30, 2014.
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
Our employees and other limited partners of Holdings held approximately 46% of the equity interests in Holdings as of September 30, 2015. As a result, our post-IPO results reflect that significant noncontrolling interest. As of September 30, 2015, our net income represented approximately 54% of Holdings’ net income.
2015 Offering and Unit Exchanges
On March 9, 2015, we completed an offering of 3,831,550 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 3,831,550 common units of Holdings from certain of the limited partners of Holdings. In connection with the offering, APAM received 3,831,550 GP units of Holdings.
During the nine months ended September 30, 2015, certain limited partners of Holdings exchanged 805,238 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 805,238 shares of Class A common stock. In connection with the exchanges, APAM received 805,238 GP units of Holdings.
The aforementioned transactions increased APAM’s equity ownership interest in Holdings from 47% at December 31, 2014 to 54% at September 30, 2015.
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
As of September 30, 2015, deferred tax assets of $687.1 million and amounts payable under tax receivable agreements of $588.7 million have been recorded in the Condensed Consolidated Statements of Financial Condition. APAM’s purchase of Holdings common units with the 2015 Follow-On Offering proceeds resulted in an increase to deferred tax assets of approximately $105.1 million and an increase in amounts payable under tax receivable agreements of approximately $89.4 million. The Holdings Unit Exchanges during the nine months ended September 30, 2015, resulted in an increase to deferred tax assets of $21.2 million and an increase to amounts payable under tax receivable agreements of $18.0 million. The deferred tax assets and TRA payable also increased by $14.7 million and $12.2 million, respectively, for the nine months ended September 30, 2015, due to changes in estimated tax rates and other assumptions during the period.
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
S&P 500 Index total returns	(6.4)%	1.1%	(5.3)%	8.3%
MSCI All Country World Index total returns	(9.4)%	(2.3)%	(7.0)%	3.7%
MSCI EAFE Index total returns	(10.2)%	(5.9)%	(5.3)%	(1.4)%
Russell Midcap® Index total returns	(8.0)%	(1.7)%	(5.8)%	6.9%
Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	(unaudited; dollars in millions)
Assets under management at period end	$96,968		$106,246		$96,968		$106,246
Average assets under management (1)	$104,723		$110,209		$108,166		$108,191
Net client cash flows	$(1,302)		$(645)		$(3,833)		$1,326
Total revenues	$198.4		$212.4		$613.5		$622.7
Weighted average fee (2)	75	bps	76	bps	76	bps	77	bps
Adjusted operating margin (3)	40.9%		44.0%		40.5%		45.2%

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

The weighted average fee represents annualized investment management fees as a percentage of average assets under management for the applicable period. The decline in the weighted average fee for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is discussed below. We have historically been disciplined about maintaining our rates of fees. Over time, industry-wide fee pressure could cause us to reduce our fees.
Assets Under Management and Investment Performance
Changes to our operating results from one period to another are primarily caused by changes in the amount of our assets under management. Changes in the relative composition of our assets under management among our investment strategies and products and the effective fee rates on our products also impact our operating results, and in some periods the impact could be material.

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

•
our decision to close strategies or limit the growth of assets in a strategy when we believe it is in the best interest of our clients, as well as our decision to re-open strategies, in part or entirely;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.
The table below sets forth changes in our total AUM:

	For the Three Months Ended September 30,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Beginning assets under management	$109,174	$112,041	$(2,867)	(2.6)%
Gross client cash inflows	4,179	4,677	(498)	(10.6)%
Gross client cash outflows	(5,481)	(5,322)	(159)	(3.0)%
Net client cash flows	(1,302)	(645)	(657)	(101.9)%
Market appreciation (depreciation) (1)	(10,904)	(5,113)	(5,791)	(113.3)%
Net transfers (2)	—	(37)	37	100.0%
Ending assets under management	$96,968	$106,246	$(9,278)	(8.7)%
Average assets under management	$104,723	$110,209	$(5,486)	(5.0)%

	For the Nine Months Ended September 30,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Beginning assets under management	$107,915	$105,477	$2,438	2.3%
Gross client cash inflows	13,700	17,411	(3,711)	(21.3)%
Gross client cash outflows	(17,533)	(16,085)	(1,448)	(9.0)%
Net client cash flows	(3,833)	1,326	(5,159)	(389.1)%
Market appreciation (depreciation) (1)	(7,114)	(520)	(6,594)	(1,268.1)%
Net transfers (2)	—	(37)	37	—%
Ending assets under management	$96,968	$106,246	$(9,278)	(8.7)%
Average assets under management	$108,166	$108,191	$(25)	—%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

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

We are confident that we have sufficient realizable capacity to continue to thoughtfully grow. In particular, we believe that we currently have realizable capacity in our Global Opportunities and Global Equity strategies, where we believe we are well-positioned to take advantage of client and investor demand. During the three and nine months ended September 30, 2015, the Global Opportunities strategy had net inflows of $395 million and $1.4 billion, respectively. The Global Equity strategy had net inflows of $40 million and $64 million during those respective periods. While our past inflow experience does not guarantee future activity, if these strategies continue to perform well relative to their benchmarks and global strategies remain in demand, we expect that they will continue to gather assets.

Additionally, our High Income strategy, which we launched in March 2014, has performed well since its inception and generated net inflows of $206 million during the third quarter, despite having a short-term track record. We also saw strong interest in our Developing World strategy during the third quarter, which launched at the end of June 2015.
Across the firm, we experienced total net outflows of $1.3 billion and $3.8 billion during the three and nine months ended September 30, 2015, respectively. The strategies managed by our U.S. Value team experienced total net outflows of $1.6 billion and $4.9 billion during those respective periods. If the U.S. Value team’s strategies continue to underperform their benchmarks and client trends continue, we expect the team’s strategies will continue to experience net outflows.
Our Global Value team’s strategies, both of which were closed to most new investors throughout the nine months ended September 30, 2015, experienced $324 million and $1.0 billion of net outflows during the three and nine months ended September 30, 2015, respectively. We re-opened the Global Value strategy across pooled vehicles on October 1, 2015. The strategy remains closed to most new separate account clients. We cannot estimate the impact of the re-opening on net flows with any certainty because of the many factors involved.
During the three and nine months ended September 30, 2015, our Non-U.S. Growth strategy, managed by our Global Equity team, had $170 million and $2.1 billion in net inflows, respectively. In September 2015, we announced that we will close the Non-U.S. Growth strategy to most new retail and intermediary investors on February 1, 2016, and to most new institutional investors and employee benefit plans on October 1, 2016. While the first change does not take effect until February 1, 2016, we expect that the announcement will have some impact on the strategy’s net flows prior to that date, though we cannot estimate the impact with any certainty because of the many factors involved.
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

As of the date of this filing, our Non-U.S. Small-Cap Growth, Non-U.S. Value, U.S. Mid-Cap Growth, U.S. Small-Cap Value, U.S. Mid-Cap Value and U.S. Small-Cap Growth strategies are closed to most new investors and client relationships.

When we close a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities, which means that during a given period we could have net client cash inflows even in a closed strategy. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows.

In November 2015 we expect the Artisan Funds will make their annual income and capital gains distributions. In November 2014 those distributions resulted in about $650 million of net client cash outflows from investors who chose not to reinvest their dividends. Based on our current estimates, we expect this year’s distributions to have a similar aggregate result.

The table below sets forth the total AUM for each of our investment teams and strategies as of September 30, 2015, the inception date for each investment composite, and the average annual total returns for each strategy and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2015. Returns for periods of less than one year are not annualized.

								Average Annual Value-Added[1] Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$28,178	(8.70)%	6.83%	7.92%	6.17%	10.32%	609
MSCI EAFE Index			(8.66)%	5.63%	3.98%	2.97%	4.24%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,254	3.43%	10.35%	9.14%	9.23%	14.20%	447
MSCI EAFE Small Cap Index			0.30%	10.17%	7.30%	4.65%	9.73%
Global Equity Strategy	4/1/2010	$718	1.59%	11.78%	12.84%	N/A	12.10%	582
MSCI All Country World Index			(6.66)%	6.95%	6.82%	N/A	6.27%
Global Small-Cap Growth Strategy	7/1/2013	$130	(1.23)%	N/A	N/A	N/A	4.29%	(187)
MSCI All Country World Small Cap Index			(3.28)%	N/A	N/A	N/A	6.16%
U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$9,211	(7.37)%	10.23%	11.26%	8.31%	13.11%	432
Russell Midcap® Index			(0.25)%	13.91%	13.40%	7.86%	8.79%
Russell Midcap® Value Index			(2.07)%	13.69%	13.15%	7.41%	9.41%
U.S. Small-Cap Value Strategy	6/1/1997	$1,002	(10.46)%	3.10%	4.78%	5.20%	10.64%	329
Russell 2000® Index			1.25%	11.02%	11.73%	6.54%	7.35%
Russell 2000® Value Index			(1.60)%	9.18%	10.16%	5.34%	8.29%
Value Equity Strategy	7/1/2005	$1,586	(11.14)%	6.26%	9.59%	6.14%	6.29%	(88)
Russell 1000® Index			(0.61)%	12.66%	13.41%	6.95%	7.18%
Russell 1000® Value Index			(4.42)%	11.59%	12.28%	5.71%	5.95%
Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$15,019	4.45%	14.28%	14.97%	11.11%	15.49%	560
Russell Midcap® Index			(0.25)%	13.91%	13.40%	7.86%	9.89%
Russell Midcap® Growth Index			1.45%	13.98%	13.58%	8.09%	8.48%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,259	8.02%	12.33%	16.10%	7.81%	9.88%	117
Russell 2000® Index			1.25%	11.02%	11.73%	6.54%	8.71%
Russell 2000® Growth Index			4.04%	12.85%	13.26%	7.66%	7.05%
Global Opportunities Strategy	2/1/2007	$6,459	0.50%	10.91%	13.15%	N/A	8.73%	621
MSCI All Country World Index			(6.66)%	6.95%	6.82%	N/A	2.52%
Global Value Team
Non-U.S. Value Strategy	7/1/2002	$16,016	(3.75)%	11.06%	10.60%	9.21%	12.59%	691
MSCI EAFE Index			(8.66)%	5.63%	3.98%	2.97%	5.68%
Global Value Strategy	7/1/2007	$13,573	(3.33)%	11.55%	12.71%	N/A	7.28%	568
MSCI All Country World Index			(6.66)%	6.95%	6.82%	N/A	1.60%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$533	(19.47)%	(6.14)%	(6.14)%	N/A	2.15%	(91)
MSCI Emerging Markets Index			(19.28)%	(5.27)%	(3.57)%	N/A	3.06%
Credit Team
High Income Strategy[2]	4/1/2014	$912	2.74%	N/A	N/A	N/A	3.42%	543
BofA Merrill Lynch High Yield Master II Index			(3.57)%	N/A	N/A	N/A	(2.00)%
Developing World Team
Developing World Strategy	7/1/2015	$118	N/A	N/A	N/A	N/A	(16.43)%	147
MSCI Emerging Markets Index			N/A	N/A	N/A	N/A	(17.90)%
Total Assets Under Management		$96,968
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized.
(2) The Artisan High Income strategy may hold loans and other security types, including securities with lower credit ratings, that may not be included in the BofA Merrill Lynch High Yield Master II Index. At times, this can cause material differences in relative performance.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
September 30, 2015	(unaudited; in millions)
Beginning assets under management	$34,625	$14,889	$25,706	$32,595	$623	$726	$10	$109,174
Gross client cash inflows	1,663	353	1,260	488	34	262	119	4,179
Gross client cash outflows	(1,469)	(1,989)	(1,147)	(812)	(7)	(56)	(1)	(5,481)
Net client cash flows	194	(1,636)	113	(324)	27	206	118	(1,302)
Market appreciation (depreciation)	(4,539)	(1,454)	(2,082)	(2,682)	(117)	(20)	(10)	(10,904)
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$30,280	$11,799	$23,737	$29,589	$533	$912	$118	$96,968
Average assets under management	$33,096	$13,333	$25,339	$31,513	$573	$813	$56	$104,723
September 30, 2014
Beginning assets under management	$31,300	$21,549	$23,535	$34,109	$1,237	$311	$—	$112,041
Gross client cash inflows	1,952	913	978	602	2	230	—	4,677
Gross client cash outflows	(1,356)	(1,798)	(1,079)	(842)	(213)	(34)	—	(5,322)
Net client cash flows	596	(885)	(101)	(240)	(211)	196	—	(645)
Market appreciation (depreciation)	(1,595)	(1,118)	(547)	(1,809)	(42)	(2)	—	(5,113)
Net transfers	—	—	—	(37)	—	—	—	(37)
Ending assets under management	$30,301	$19,546	$22,887	$32,023	$984	$505	$—	$106,246
Average assets under management	$30,919	$20,976	$23,364	$33,374	$1,155	$421	$—	$110,209
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	By Investment Team
Nine Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
September 30, 2015	(unaudited; in millions)
Beginning assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$—	$107,915
Gross client cash inflows	5,833	1,663	3,608	1,937	38	491	130	13,700
Gross client cash outflows	(3,664)	(6,567)	(4,004)	(2,945)	(203)	(149)	(1)	(17,533)
Net client cash flows	2,169	(4,904)	(396)	(1,008)	(165)	342	129	(3,833)
Market appreciation (depreciation)	(3,341)	(1,409)	(366)	(1,884)	(108)	5	(11)	(7,114)
Net transfers (1)	—	—	—	—	—	—	—	—
Ending assets under management	$30,280	$11,799	$23,737	$29,589	$533	$912	$118	$96,968
Average assets under management(2)	$33,567	$15,498	$25,301	$32,413	$660	$709	$56	$108,166
September 30, 2014
Beginning assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	$—	$105,477
Gross client cash inflows	7,072	2,538	3,984	3,258	19	540	—	17,411
Gross client cash outflows	(3,633)	(5,842)	(3,437)	(2,366)	(768)	(39)	—	(16,085)
Net client cash flows	3,439	(3,304)	547	892	(749)	501	—	1,326
Market appreciation (depreciation)	(455)	(174)	(140)	258	(13)	4	—	(520)
Net transfers	—	—	47	(84)	—	—	—	(37)
Ending assets under management	$30,301	$19,546	$22,887	$32,023	$984	$505	$—	$106,246
Average assets under management	$29,485	$21,591	$22,974	$32,610	$1,311	$308	$—	$108,191
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
(2) For the Developing World team, average assets under management is for the period between June 29, 2015, when the team’s strategy began investment operations, and September 30, 2015.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of September 30, 2015(1)		As of September 30, 2014(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$61,248	63.2%	$65,580	61.7%
Intermediary	30,407	31.3%	34,748	32.7%
Retail	5,313	5.5%	5,918	5.6%
Ending Assets Under Management	$96,968	100.0%	$106,246	100.0%
(1) The allocation of AUM by distribution channel data involves the use of estimates and the exercise of judgment.
The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2015	(unaudited; in millions)
Beginning assets under management	$60,271	$48,903	$109,174
Gross client cash inflows	3,370	809	4,179
Gross client cash outflows	(4,038)	(1,443)	(5,481)
Net client cash flows	(668)	(634)	(1,302)
Market appreciation (depreciation)	(6,178)	(4,726)	(10,904)
Net transfers (1)	(54)	54	—
Ending assets under management	$53,371	$43,597	$96,968
Average assets under management	$57,674	$47,049	$104,723
September 30, 2014
Beginning assets under management	$64,816	$47,225	$112,041
Gross client cash inflows	3,179	1,498	4,677
Gross client cash outflows	(3,791)	(1,531)	(5,322)
Net client cash flows	(612)	(33)	(645)
Market appreciation (depreciation)	(3,077)	(2,036)	(5,113)
Net transfers (1)	(160)	123	(37)
Ending assets under management	$60,967	$45,279	$106,246
Average assets under management	$63,418	$46,791	$110,209
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2015	(unaudited; in millions)
Beginning assets under management	$60,257	$47,658	$107,915
Gross client cash inflows	10,367	3,333	13,700
Gross client cash outflows	(12,887)	(4,646)	(17,533)
Net client cash flows	(2,520)	(1,313)	(3,833)
Market appreciation (depreciation)	(4,108)	(3,006)	(7,114)
Net transfers (1)	(258)	258	—
Ending assets under management	$53,371	$43,597	$96,968
Average assets under management	$59,890	$48,276	$108,166
September 30, 2014
Beginning assets under management	$59,881	$45,596	$105,477
Gross client cash inflows	12,455	4,956	17,411
Gross client cash outflows	(10,441)	(5,644)	(16,085)
Net client cash flows	2,014	(688)	1,326
Market appreciation (depreciation)	(554)	34	(520)
Net transfers (1)	(374)	337	(37)
Ending assets under management	$60,967	$45,279	$106,246
Average assets under management	$62,305	$45,886	$108,191
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

Results of Operations
Three months ended September 30, 2015, Compared to Three months ended September 30, 2014

	For the Three Months Ended September 30,		For the Period-to-Period
	2015	2014	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$198.4	$212.4	$(14.0)	(7)%
Operating Expenses
Total compensation and benefits	101.7	103.1	(1.4)	(1)%
Other operating expenses	26.1	28.3	(2.2)	(8)%
Total operating expenses	127.8	131.4	(3.6)	(3)%
Total operating income	70.6	81.0	(10.4)	(13)%
Non-operating income (loss)
Interest expense	(3.0)	(2.9)	(0.1)	(3)%
Other non-operating income	(5.8)	0.4	(6.2)	(1,550)%
Total non-operating income (loss)	(8.8)	(2.5)	(6.3)	(252)%
Income before income taxes	61.8	78.5	(16.7)	(21)%
Provision for income taxes	11.6	15.4	(3.8)	(25)%
Net income before noncontrolling interests	50.2	63.1	(12.9)	(20)%
Less: Noncontrolling interests - Artisan Partners Holdings	31.8	43.2	(11.4)	(26)%
Less: Noncontrolling interests - Launch Equity	—	(0.5)	0.5	100%
Net income attributable to Artisan Partners Asset Management Inc.	$18.4	$20.4	$(2.0)	(10)%

Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.44	$0.57
Weighted average shares of Class A common stock outstanding	36,430,820	30,370,892
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
The decrease in revenues of $14.0 million, or 7%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was driven primarily by a $5.5 billion, or 5%, decrease in our average AUM.
Our weighted average investment management fee was 75 basis points for the three months ended September 30, 2015, compared to 76 for the three months ended September 30, 2014. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 54 basis points for the three months ended September 30, 2015 and 2014. These assets represented 45% and 43% of our total AUM as of September 30, 2015 and 2014, respectively. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 93 basis points for the three months ended September 30, 2015 and 2014. These assets represented 55% and 57% of our AUM as of September 30, 2015 and 2014, respectively.
For the three months ended September 30, 2015 and 2014, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $63.7 million of our revenues.

For the three months ended September 30, 2015 and 2014, fees from Artisan Funds represented $130.9 million and $144.9 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.8 million for both periods.
Operating Expenses
The decrease in total operating expenses of $3.6 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily a result of lower incentive compensation and third-party distribution expenses and a decrease in pre-offering related equity compensation expense.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$81.5	$83.8	$(2.3)	(3)%
Restricted share-based award compensation expense	9.7	6.9	2.8	41%
Total salaries, incentive compensation and benefits	91.2	90.7	0.5	1%
Amortization expense on pre-offering Class B awards	10.5	12.4	(1.9)	(15)%
Pre-offering related compensation - share-based awards	10.5	12.4	(1.9)	(15)%
Total compensation and benefits	$101.7	$103.1	$(1.4)	(1)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation, and benefits was driven primarily by a decline in incentive compensation paid to our investment and marketing professionals. The portion of total cash incentive compensation directly linked to our revenues decreased by $4.0 million as a result of lower investment management fee revenue. Lower incentive compensation expense was partially offset by an increase in non-variable compensation expenses related to an increase in the number of employees.
Restricted share-based compensation expense was $9.7 million and $6.9 million for the three months ended September 30, 2015 and 2014, respectively. The increase primarily resulted from the grant of awards in July 2014 and January 2015.
Amortization expense on pre-offering Class B awards decreased $1.9 million, as certain awards became fully vested during 2014 and 2015.
Total salaries, incentive compensation and benefits was 46% and 43% of our revenues for the three months ended September 30, 2015, and 2014, respectively.
Other operating expenses
Other operating expenses decreased $2.2 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to a $2.4 million decrease in third-party distribution expenses. Third-party distribution expenses decreased as a result of a decrease in our AUM sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer in assets from Investor Shares to Advisor Shares reduced our intermediary fees by $1.0 million for the three months ended September 30, 2015. Based on the assets that have transferred to date at current market values, we expect to realize annualized savings of approximately $4.0 million to $4.5 million.
Other operating expenses also includes a $0.7 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives. We expect to continue to invest in technology to support our investment teams, distribution efforts, and scalable operations.
Non-Operating Income (Loss)
Non-operating income (loss) for the three months ended September 30, 2015 includes $5.8 million of expense resulting from the change in estimate of the payment obligation under the tax receivable agreements. A similar $0.3 million gain related to a change in estimate of the payment obligation under the tax receivable agreements was recorded for the three months ended September 30, 2014. The effect of changes in that estimate after the date of an exchange or sale that triggers a potential future payment under the agreements is included in net income. Similarly, the effect on the estimate of changes in enacted tax rates and in applicable tax laws are included in net income.

Non-operating income (loss) for the three months ended September 30, 2014 also includes a $0.5 million net loss of Launch Equity, which represents net realized and unrealized losses of the underlying assets of Launch Equity. Nearly all losses were allocable to, and were offset by, net income (loss) attributable to noncontrolling interests - Launch Equity. In December 2014, we dissolved Launch Equity LP.
Non-operating income (loss) for the three months ended September 30, 2014 also includes $0.4 million of realized gains on the sale of certain mutual fund seed investments.
Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the three months ended September 30, 2015 and 2014, was 18.8% and 19.5%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 50% and 60% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended September 30, 2015 and 2014, respectively. Income before income taxes includes amounts that are passed through to limited partners of Holdings and not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the three months ended September 30, 2015 and 2014 is a discrete tax benefit of $0.6 million and a discrete tax expense of $0.4 million, respectively, related to changes in estimates associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings (Loss) Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Nine months ended September 30, 2015, Compared to Nine months ended September 30, 2014

	For the Nine Months Ended September 30,		For the Period-to-Period
	2015	2014	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$613.5	$622.7	$(9.2)	(1)%
Operating Expenses
Total compensation and benefits	314.9	314.1	$0.8	—%
Other operating expenses	81.9	79.6	$2.3	3%
Total operating expenses	396.8	393.7	$3.1	1%
Total operating income	216.7	229.0	$(12.3)	(5)%
Non-operating income (loss)
Interest expense	(8.8)	(8.7)	$(0.1)	(1)%
Other non-operating income	(11.8)	(5.9)	$(5.9)	(100)%
Total non-operating income (loss)	(20.6)	(14.6)	$(6.0)	(41)%
Income before income taxes	196.1	214.4	$(18.3)	(9)%
Provision for income taxes	33.2	35.2	$(2.0)	(6)%
Net income before noncontrolling interests	162.9	179.2	(16.3)	(9)%
Less: Noncontrolling interests - Artisan Partners Holdings	101.2	132.9	(31.7)	(24)%
Less: Noncontrolling interests - Launch Equity	—	(2.0)	2.0	100%
Net income attributable to Artisan Partners Asset Management Inc.	$61.7	$48.3	$13.4	28%

Per Share Data
Net income (loss) available to Class A common stock per basic and diluted share	$1.38	$(1.02)
Weighted average shares of Class A common stock outstanding	35,032,841	26,177,724
Revenues
The decrease in revenues of $9.2 million, or 1%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was driven primarily by a decline in the proportion of our total AUM managed through Artisan Funds which resulted in our weighted average investment management fee rate decreasing from 77 basis points for the nine months ended September 30, 2014 to 76 basis points for the nine months ended September 30, 2015.
Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 55 basis points for the nine months ended September 30, 2015 and 2014. Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid in the aggregate a weighted average fee of 93 basis points for the nine months ended September 30, 2015 and 2014.
For the nine months ended September 30, 2015 and 2014, fees from separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, represented $198.1 million and $188.5 million of our revenues, respectively. For the nine months ended September 30, 2015 and 2014, fees from Artisan Funds represented $404.0 million and $423.6 million of our revenues, respectively, and fees from Artisan Global Funds represented $11.4 million and $10.6 million of our revenues, respectively.
Operating Expenses
The increase in total operating expenses of $3.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to costs associated with the formation of our Developing World team and increased restricted share-based compensation expense. We incurred $6.5 million of start-up costs related to the Developing World team in the first quarter of 2015. The increased expenses were partially offset by a $20.6 million decrease in pre-offering related compensation expense.

Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2015	2014	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$256.0	$246.5	9.5	4%
Restricted share-based award compensation expense	27.3	15.4	11.9	77%
Total salaries, incentive compensation and benefits	283.3	261.9	21.4	8%
Amortization expense on pre-offering Class B awards	31.6	52.2	(20.6)	(39)%
Pre-offering related compensation - share-based awards	31.6	52.2	(20.6)	(39)%
Total compensation and benefits	$314.9	$314.1	$0.8	0%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by $6.0 million of the start-up costs discussed above, and a $6.2 million increase in salaries, incentive compensation expense and benefits due to an increase in the number of employees, including those within the Developing World team. These increases were partially offset by a decline in the cash incentive compensation directly linked to our revenues which decreased by $2.7 million.
Restricted share-based compensation expense was $27.3 million and $15.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase resulted primarily from grants of awards in January 2015 and July 2014. We expect restricted share-based award compensation expense to continue to increase as we make additional equity awards each year. The ultimate size of the expense will depend primarily on the number of awards granted and our stock price.
We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. During the nine months ended September 30, 2015, we granted 642,950 restricted share-based awards to our employees. A portion of these awards will vest pro rata in the first fiscal quarter of each of the next five years. The remaining awards are career awards that will vest only upon a qualifying retirement (as defined in the award agreements). Total compensation expense associated with the 2015 awards is expected to be approximately $30.5 million, which is being recognized on a straight-line basis over the requisite service period.
Amortization expense on pre-offering Class B awards decreased $20.6 million, as certain awards became fully vested during 2015 and 2014.
Total salaries, incentive compensation and benefits was 46% and 42% of our revenues for the nine months ended September 30, 2015, and 2014, respectively.
Other operating expenses
Other operating expenses increased $2.3 million, or 3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a $2.3 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives. Occupancy and general and administrative expenses also increased by $2.3 million partially due to an increase in the number of employees, including those within the Developing World team.
The increases in other operating expenses described above were partially offset by a $2.3 million reduction in distribution expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The transfer of assets to Advisor Shares discussed above contributed $1.6 million in savings.  The remainder of the reduction was a result of lower AUM sourced through third-party intermediaries.  Distribution expense for the nine months ended September 30, 2015 was $2.4 million greater than it would have been had the allocation of payments to intermediaries between us and Artisan Funds not been changed in July 2014.
Non-Operating Income (Loss)
Non-operating income (loss) for the nine months ended September 30, 2015 and 2014, includes $12.2 million and $4.2 million, respectively, of expense resulting from changes in the estimate of the payment obligation under the tax receivable agreements. The effect of changes in that estimate after the date of an exchange or sale that triggers a potential future payment under the agreements is included in net income. Similarly, the effect on the estimate of changes in enacted tax rates and in applicable tax laws are included in net income.
Non-operating income (loss) for the nine months ended September 30, 2014 also includes a $2.0 million net loss of Launch Equity, which represents net realized and unrealized losses of the underlying assets of Launch Equity. Nearly all losses were allocable to, and were offset by, net income (loss) attributable to noncontrolling interests - Launch Equity. In December 2014, we dissolved Launch Equity LP.

Provision for Income Taxes
The provision for income taxes represents APAM’s U.S. federal and state income tax on its allocable portion of the income of Holdings. APAM’s effective income tax rate for the nine months ended September 30, 2015 and 2014, was 16.9% and 16.4%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 50% and 60% of Holdings’ earnings were not subject to corporate-level taxes for the nine months ended September 30, 2015 and 2014, respectively. Income before income taxes includes amounts that are passed through to limited partners of Holdings and not taxable to Holdings and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as our ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the nine months ended September 30, 2015 and 2014, are discrete tax benefits of $8.3 million and $4.1 million, respectively, related to changes in estimates associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, as a result of stock offerings, unit exchanges, and equity award grants. Basic and diluted earnings per share were negatively impacted in the nine months ended September 30, 2014, by our purchase of our preferred securities because the purchase price was greater than the equity carrying value. See Note 12, “Earnings (Loss) Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) offering related proxy expense, and (3) net gain (loss) on the tax receivable agreements. Adjusted net income also reflects income taxes assuming the vesting of all unvested share-based awards of Class A common stock and as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of the Company’s convertible preferred stock had been exchanged for or converted into Class A common stock of the Company on a one-for-one basis. Assuming full vesting, exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to the Company, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 37.0% and 36.5% for the 2015 and 2014 periods, respectively.

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

Net gain (loss) on tax receivable agreements represents the income or expense associated with the amounts payable under the tax receivable agreements entered into in connection with the Company’s initial public offering and related reorganization.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$18.4	$20.4	$61.7	$48.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	31.8	43.2	101.2	132.9
Add back: Provision for income taxes	11.6	15.4	33.2	35.2
Add back: Pre-offering related compensation - share-based awards	10.5	12.4	31.6	52.2
Add back: Offering related proxy expense	—	—	—	0.1
Add back: Net (gain) loss on the tax receivable agreements	5.8	(0.3)	12.2	4.2
Less: Adjusted provision for income taxes	28.9	33.7	88.8	99.5
Adjusted net income (Non-GAAP)	$49.2	$57.4	$151.1	$173.4

Average shares outstanding
Class A common shares	36.4	30.4	35.0	26.2
Assumed vesting, conversion or exchange of:
Unvested Class A restricted shares-based awards	3.0	2.6	3.1	1.9
Convertible preferred shares outstanding	—	—	—	0.5
Artisan Partners Holdings units outstanding (noncontrolling interest)	34.1	39.7	35.3	43.3
Adjusted shares	73.5	72.7	73.4	71.9

Adjusted net income per adjusted share (Non-GAAP)	$0.67	$0.79	$2.06	$2.41

Operating income (GAAP)	$70.6	$81.0	$216.7	$229.0
Add back: Pre-offering related compensation - share-based awards	10.5	12.4	31.6	52.2
Add back: Offering related proxy expense	—	—	—	0.1
Adjusted operating income (Non-GAAP)	$81.1	$93.4	$248.3	$281.3

Adjusted operating margin (Non-GAAP)	40.9%	44.0%	40.5%	45.2%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$18.4	$20.4	$61.7	$48.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	31.8	43.2	101.2	132.9
Add back: Pre-offering related compensation - share-based awards	10.5	12.4	31.6	52.2
Add back: Offering related proxy expense	—	—	—	0.1
Add back: Net (gain) loss on the tax receivable agreements	5.8	(0.3)	12.2	4.2
Add back: Interest expense	3.0	2.9	8.8	8.7
Add back: Provision for income taxes	11.6	15.4	33.2	35.2
Add back: Depreciation and amortization	1.1	0.9	3.2	2.3
Adjusted EBITDA (Non-GAAP)	$82.2	$94.9	$251.9	$283.9

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of September 30, 2015, and December 31, 2014.

	September 30, 2015	December 31, 2014
	(unaudited; in millions)
Cash and cash equivalents	$217.7	$182.3
Accounts receivable	$67.6	$69.4
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. The notes are comprised of three series, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The $100.0 million revolving credit facility was unused as of and for the nine months ended September 30, 2015.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2015.
Distributions and Dividends
Artisan Partners Holdings distributions, including distributions to APAM for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited, in millions)
Holdings Partnership Distributions(1)	$81.1	$81.6	$269.7	$329.7
Holdings Partnership Distributions to APAM	$42.6	$35.3	$134.5	$116.1
(1) Including distributions to APAM
APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2015 and 2014:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2015	2014	2015	2014
Quarterly	Common Class A	$0.60	$0.55	$1.80	$1.65
Special Annual	Common Class A	$—	$—	$0.95	$1.63
Quarterly	Convertible Preferred	$—	$—	$—	$3.81
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
On October 21, 2015, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $40.3 million payable by Artisan Partners Holdings to holders of its partnership units, including us. In addition, our board of directors declared a quarterly dividend of $0.60 per share of Class A common stock, to be paid on November 30, 2015, to shareholders of record as of the close of business on November 16, 2015.

In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.
Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $588.7 million liability as of September 30, 2015. The $588.7 million liability represents 85% of the tax benefits we expect to realize as a result of the merger of an entity into us as part of the IPO Reorganization and the redemption or exchange of the common and preferred units of Holdings after the IPO. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.
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
The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by the holders of Holdings units, the price of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2015, payments of $20.2 million, including interest, were made under the TRAs.
Cash Flows

	For the Nine Months Ended September 30,
	2015	2014
	(unaudited; in millions)
Cash as of January 1	$182.3	$211.8
Net cash provided by operating activities	298.6	326.1
Net cash used in investing activities	(7.6)	(11.4)
Net cash used in financing activities	(255.6)	(298.5)
Cash as of September 30	$217.7	$228.0
Operating activities provided net cash of $298.6 million and $326.1 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $21.0 million. Timing differences in working capital accounts, primarily due to the timing of executive incentive compensation payments, also decreased our operating cash flows by $9.8 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $7.6 million and $11.4 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net cash used in investing activities was due to a $4.2 million decrease in acquisitions of property and equipment and leasehold improvements for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Financing activities used net cash of $255.6 million and $298.5 million for the nine months ended September 30, 2015 and 2014, respectively. This decrease in net cash used by financing activities was primarily the result of a $78.4 million decrease in distributions to limited partners, partially offset by a $19.2 million increase in dividends paid and a $15.4 million increase in payments of amounts owed under the tax receivable during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Certain Contractual Obligations
As of September 30, 2015, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $489.2 million at December 31, 2014, to $588.7 million at September 30, 2015. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We paid approximately $20.2 million, including interest, related to the TRAs in 2015.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2015.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s unvested Class B common units are forfeited. Generally, the employee-partner’s vested Class B common units are exchanged for Class E common units; the employee-partner’s shares of APAM Class B common stock are canceled; and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the nine months ended September 30, 2015, 365,253 shares of Class B common stock were canceled, and 310,523 shares of Class C common stock were issued, in connection with the termination of employment of employee-partners.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2015 and 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: November 2, 2015
By:

/s/ Eric R. Colson
Eric R. Colson President and Chief Executive Officer and Director (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)