Form 10-Q
period 2016-03-31
Artisan Partners Asset Management Inc.
filed 2016-05-03
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 28, 2016 were 41,264,039, 17,572,251 and 15,639,101, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements are only predictions based on current expectations and projections about future events. These forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 25, 2016, which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$217,916	$166,193
Accounts receivable	56,392	60,058
Investment securities	10,265	10,290
Property and equipment, net	17,500	17,995
Deferred tax assets	687,009	678,537
Prepaid expenses and other assets	13,550	12,773
Total assets	$1,002,632	$945,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$24,305	$27,132
Accrued incentive compensation	57,070	13,748
Borrowings	199,355	199,314
Amounts payable under tax receivable agreements	601,291	589,101
Total liabilities	882,021	829,295
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 41,266,749 and 39,432,605 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	413	394
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 17,572,251 and 18,327,222 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	176	183
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 15,639,101 and 15,649,101 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	156	157
Additional paid-in capital	110,029	116,448
Retained earnings	10,706	13,238
Accumulated other comprehensive income (loss)	(559)	(375)
Total stockholders’ equity	120,921	130,045
Noncontrolling interest - Artisan Partners Holdings	(310)	(13,494)
Total equity	120,611	116,551
Total liabilities and equity	$1,002,632	$945,846
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Management fees	$174,378	$203,229
Performance fees	151	346
Total revenues	$174,529	$203,575
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	87,480	98,427
Pre-offering related compensation - share-based awards	7,819	10,414
Total compensation and benefits	95,299	108,841
Distribution and marketing	8,158	11,662
Occupancy	3,181	3,012
Communication and technology	7,217	5,213
General and administrative	5,949	7,018
Total operating expenses	119,804	135,746
Total operating income	54,725	67,829
Non-operating income (loss)
Interest expense	(2,905)	(2,879)
Net gain (loss) on the tax receivable agreements	—	(6,427)
Other non-operating income (expense)	15	5
Total non-operating income (loss)	(2,890)	(9,301)
Income before income taxes	51,835	58,528
Provision for income taxes	11,517	5,082
Net income before noncontrolling interests	40,318	53,446
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24,057	33,932
Net income attributable to Artisan Partners Asset Management Inc.	$16,261	$19,514

Basic and diluted earnings per share	$0.35	$0.43
Basic and diluted weighted average number of common shares outstanding	36,970,950	32,633,481
Dividends declared per Class A common share	$1.00	$1.55
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income before noncontrolling interests	$40,318	$53,446
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $1 and $88, respectively	(26)	230
Net unrealized gain (loss) on investment securities	(26)	230
Foreign currency translation gain (loss)	(287)	(422)
Total other comprehensive income (loss)	(313)	(192)
Comprehensive income	40,005	53,254
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	23,928	33,831
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$16,077	$19,423

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2016	394	183	157	116,448	13,238	(375)	(13,494)	116,551
Net income	—	—	—	—	16,261	—	24,057	40,318
Other comprehensive income - foreign currency translation	—	—	—	—	—	(149)	(138)	(287)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	—	(25)	(25)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(286)	—	(35)	320	(1)
Amortization of equity-based compensation	—	—	—	10,837	(409)	—	8,489	18,917
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,402	—	—	—	4,402
Issuance of Class A common stock, net of issuance costs	—	—	—	(11)	—	—	—	(11)
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—
Employee net share settlement	—	—	—	(180)	—	—	(154)	(334)
Exchange of subsidiary equity	8	(7)	(1)	—	—	—	—	—
Distributions	—	—	—	—	—	—	(19,329)	(19,329)
Dividends	—	—	—	(21,170)	(18,384)	—	(36)	(39,590)
Balance at March 31, 2016	$413	$176	$156	$110,029	$10,706	$(559)	$(310)	$120,611

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2015	$342	$215	$172	$93,524	$16,417	$206	$(3,377)	$107,499
Net income	—	—	—	—	19,514	—	33,932	53,446
Other comprehensive income - foreign currency translation	—	—	—	—	—	(214)	(208)	(422)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	95	169	264
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(1,578)	—	28	1,516	(34)
Amortization of equity-based compensation	—	—	—	9,887	—	—	9,718	19,605
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	24,824	—	—	—	24,824
Issuance of Class A common stock, net of issuance costs	38	—	—	175,978	—	—	—	176,016
Forfeitures	—	(4)	3	1	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—
Exchange of subsidiary equity	5	(3)	(2)	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(24)	(14)	(176,520)	—	—	—	(176,558)
Distributions	—	—	—	—	—	—	(42,105)	(42,105)
Dividends	—	—	—	(26,700)	(26,373)	—	—	(53,073)
Balance at March 31, 2015	$391	$184	$159	$99,410	$9,558	$115	$(355)	$109,462

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income before noncontrolling interests	$40,318	$53,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,177	1,039
Deferred income taxes	8,118	(576)
Net loss on the tax receivable agreements	—	6,427
Loss on disposal of property and equipment	22	10
Amortization of debt issuance costs	112	112
Share-based compensation	18,917	19,605
Excess tax benefit on share-based awards	—	(776)
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	3,666	2,950
Prepaid expenses and other assets	(1,167)	(1,774)
Accounts payable and accrued expenses	41,147	52,321
Class B liability awards	(574)	(3,920)
Deferred lease obligations	(49)	(155)
Net cash provided by operating activities	111,687	128,709
Cash flows from investing activities
Acquisition of property and equipment	(646)	(587)
Leasehold improvements	(65)	(802)
Net cash used in investing activities	(711)	(1,389)
Cash flows from financing activities
Partnership distributions	(19,329)	(42,105)
Dividends paid	(39,590)	(53,073)
Change in other liabilities	—	(17)
Net proceeds from issuance of common stock	—	176,558
Payment of costs directly associated with the issuance of Class A common stock	—	(76)
Purchase of equity and subsidiary equity	—	(176,558)
Taxes paid related to employee net share settlement	(334)	—
Excess tax benefit on share-based awards	—	776
Net cash used in financing activities	(59,253)	(94,495)
Net increase (decrease) in cash and cash equivalents	51,723	32,825
Cash and cash equivalents
Beginning of period	166,193	182,284
End of period	$217,916	$215,109

Supplementary information
Noncash activity:
Establishment of deferred tax assets	16,592	124,887
Establishment of amounts payable under tax receivable agreements	12,190	100,840
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management Inc. (“APAM” or “Artisan”) is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan has seven autonomous investment teams that manage a broad range of U.S., non-U.S. and global investment strategies.
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2016, APAM held approximately 55% of the equity ownership interest in Holdings.
Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Holdings’ general partner. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company”.

Holdings Unit Exchanges

During the three months ended March 31, 2016, certain limited partners of Artisan Partners Holdings exchanged common units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock (the “Holdings Common Unit Exchanges”). The following common units were exchanged for APAM Class A common stock during the three months ended March 31, 2016:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 3, 2016	764,971	—	754,971	10,000

The corresponding shares of APAM Class B and Class C common stock were immediately canceled upon exchange. The Holdings Common Unit Exchanges increased APAM’s equity ownership interest in Holdings and resulted in a combined increase to deferred tax assets of approximately $14.3 million and an increase in amounts payable under the tax receivable agreements of approximately $12.2 million.
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
Principles of consolidation
Artisan’s policy is to consolidate all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the voting interest entity (“VOE”) model or the variable interest entity (“VIE”) model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting interests. Under the VIE model, controlling financial interest is defined as the power to direct activities that most significantly impact the economic performance of the entity and the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. The consolidated financial statements include the accounts of APAM and all subsidiaries or other entities in which APAM has a direct or indirect controlling financial interest. All material intercompany balances have been eliminated in consolidation.
Artisan serves as the investment adviser for Artisan Partners Funds, Inc. (“Artisan Funds”), a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and Artisan Partners Global Funds plc (“Artisan Global Funds”), a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. As a result, each of these entities is a VOE and is evaluated for consolidation under the VOE model.
The Company makes initial seed investments in sponsored investment portfolios, including series of Artisan Funds and Artisan Global Funds, at the portfolio’s formation, which are made on the same terms as are available to other investors. If the seed investment results in a controlling financial interest, APAM consolidates the fund, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of March 31, 2016, APAM does not have a controlling financial interest in any sponsored investment portfolio or series of Artisan Funds or Artisan Global Funds and therefore does not consolidate these entities.

Recent accounting pronouncements
Accounting standards adopted as of January 1, 2016
In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU modified existing consolidation guidance for determining whether certain legal entities should be consolidated. The ASU eliminated the deferral under ASU 2010-10, Consolidation - Amendments for Certain Investment Funds, and, as a result, the Company must apply the new guidance to all entities, including investment companies. The presumption that a general partner controls a limited partnership was eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate VIEs, in certain instances. The new guidance was effective on January 1, 2016, and did not impact the Company’s consolidated financial statements for the periods presented.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the note liability, rather than presented as an asset. The new guidance was effective on January 1, 2016, and requires a retrospective approach to adoption. At March 31, 2016 and December 31, 2015, the Company had approximately $0.6 million and $0.7 million, respectively, of debt issuance costs that met the criteria of this amendment and are now presented as a reduction to Borrowings in the Unaudited Condensed Consolidated Statements of Financial Condition.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification on the statement of cash flows, and accounting for the forfeiture of share-based awards. The updated guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim period; if early adoption is elected, the entity must adopt all of the amendments in the same reporting period and reflect any adjustments as of the beginning of the fiscal year. The Company adopted the guidance as of January 1, 2016. As part of the guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are now recognized as income tax expense or benefit in the income statement. Previously, excess tax benefits were recognized in additional paid-in-capital. The amendment also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity. The amendments related to the recognition of excess tax benefits and presentation of excess tax benefits in the statement of cash flows are applied prospectively as of January 1, 2016.

ASU 2016-09 also allows entities to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as previously required) or to account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur, since that approach is expected to better reflect periodic compensation costs. The change in accounting for forfeitures is applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity. As of January 1, 2016, retained earnings decreased by $0.4 million and additional paid-in-capital increased by $0.4 million to reflect the change in accounting principle.
Accounting standards not yet adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2018 with early adoption permitted as of January 1, 2017. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 will be effective on January 1, 2018 and will result in a cumulative-effect adjustment to the Company’s Consolidated Statements of Financial Condition upon adoption. After adoption, the Company’s unrealized gains (losses) on available-for-sale investment securities will be recognized through net income, which will be a change from the current treatment of recognition in other comprehensive income (loss).
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new guidance will be effective on January 1, 2019 and will require a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
Mutual funds	$10,069	$574	$(378)	$10,265
December 31, 2015
Mutual funds	$10,069	$832	$(611)	$10,290
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of March 31, 2016 and December 31, 2015, the total fair value of investments in an unrealized loss position was $4.7 million and $4.4 million, respectively. The $378 thousand unrealized losses on available-for-sale securities are considered temporary, based on the severity and duration of the unrealized losses. No impairment losses were recorded on these available-for-sale securities.
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2016 and December 31, 2015:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2016
Assets
Cash equivalents	$114,016	$114,016	$—	$—
Mutual funds	10,265	10,265	—	—

December 31, 2015
Assets
Cash equivalents	$49,005	$49,005	$—	$—
Mutual funds	10,290	10,290	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds and UCITS funds. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of March 31, 2016 and December 31, 2015.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2016 and 2015.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2016 and December 31, 2015:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	$—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $201.6 million as of March 31, 2016. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.8 million for the three months ended March 31, 2016 and 2015.
As of March 31, 2016, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2016	$—
2017	60,000
2018	—
2019	50,000
2020	—
Thereafter	90,000
$200,000

Note 6. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner of Holdings. As of March 31, 2016, APAM held approximately 55% of the equity ownership interests in Holdings.
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings attributable to the equity ownership interests in Holdings held by the limited partners of Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one GP unit to APAM for each share of Class A common stock APAM issues. During the three months ended March 31, 2016, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
As of December 31, 2015	39,432,605	33,976,323	73,408,928	54%
Issuance of APAM Restricted Shares (1)	1,082,035	—	1,082,035	—%
Holdings Common Unit Exchanges	764,971	(764,971)	—	1%
Restricted Share Award Net Share Settlement (1)	(12,862)	—	(12,862)	—%
As of March 31, 2016	41,266,749	33,211,352	74,478,101	55%
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Three Months Ended March 31,
	2016	2015
Additional paid-in capital	$(286)	$(1,578)
Noncontrolling interest - Artisan Partners Holdings	320	1,516
Accumulated other comprehensive income (loss)	(35)	28
Deferred tax assets	1	34
Net balance sheet impact	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $2.3 million for the three months ended March 31, 2016 and $6.3 million for the three months ended March 31, 2015.

Note 7. Stockholders’ Equity
APAM - Stockholders’ Equity
As of March 31, 2016 and December 31, 2015, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	March 31, 2016	December 31, 2015	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	41,266,749	39,432,605	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	17,572,251	18,327,222	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	15,639,101	15,649,101	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2016, Artisan’s employees held 3,798,624 restricted shares of Class A common stock subject to the agreement and all 17,572,251 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2016 and 2015:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2016	2015
Quarterly	Common Class A	$0.60	$0.60
Special Annual	Common Class A	$0.40	$0.95
APAM issued (canceled) the following shares during the three months ended March 31, 2016:

	Total Stock	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2015	73,408,928	39,432,605	18,327,222	15,649,101
Holdings Common Unit Exchanges	—	764,971	(754,971)	(10,000)
Restricted Share Award Grants	1,082,035	1,082,035	—	—
Restricted Share Award Net Share Settlement	(12,862)	(12,862)	—	—
Balance at March 31, 2016	74,478,101	41,266,749	17,572,251	15,639,101
(1) There were 178,401 and 122,990 restricted stock units outstanding at March 31, 2016 and December 31, 2015, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2016 and 2015, were as follows:

	For the Three Months Ended March 31,
	2016	2015
Holdings Partnership Distributions	$19,329	$42,105
Holdings Partnership Distributions to APAM	$22,433	$37,265
Total Holdings Partnership Distributions	$41,762	$79,370
The portion of these distributions made to all partners are recorded as a reduction to consolidated stockholders’ equity, with the exception of the portion of distributions made to APAM, which is eliminated upon consolidation.
Note 8. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2016	2015
Salaries, incentive compensation and benefits (1)	$77,096	$89,904
Restricted share-based award compensation expense	10,384	8,523
Total salaries, incentive compensation and benefits	87,480	98,427
Pre-offering related compensation - share-based awards	7,819	10,414
Total compensation and benefits	$95,299	$108,841
(1) Excluding restricted share-based award compensation expense
Incentive compensation
Cash incentive compensation paid to members of Artisan’s portfolio management teams and members of its distribution teams is generally based on formulas that are tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and has historically been paid in the fourth quarter of the year. The cash incentive compensation earned by executive officers for the year ended December 31, 2015, was paid in the three months ended March 31, 2016.
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

Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. As of March 31, 2016, 9,234,275 shares of Class A common stock were reserved and available for issuance under the Plan.
During the three months ended March 31, 2016, Artisan granted 1,082,035 restricted stock awards and 20,625 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2016 grants is expected to be approximately $33.6 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award.
The initial requisite service period is generally five years for all share-based awards. As of January 1, 2016, the Company records the impact of forfeitures when they occur. There were no awards forfeited during the three months ended March 31, 2016.

The following table summarizes the restricted share-based award activity for the three months ended March 31, 2016:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2016	$51.58	2,861,984
Granted	$30.51	1,102,660
Forfeited	$—	—
Vested	$48.17	(65,395)
Unvested at March 31, 2016	$45.68	3,899,249
Compensation expense recognized related to the restricted share-based awards was $10.4 million and $8.5 million for the three months ended March 31, 2016 and 2015, respectively. The unrecognized compensation expense for the unvested awards as of March 31, 2016 was $145.2 million with a weighted average recognition period of 3.7 years remaining. The initial requisite service period and remaining weighted average recognition period for all types of restricted share-based awards are substantially equivalent.
During the three months ended March 31, 2016, the Company withheld a total of 12,862 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.3 million in employee tax withholding obligations related to employee share transactions. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The remaining redemption payment liability for Class B awards of partners whose services to Holdings terminated prior to the IPO was $5.0 million and $5.6 million as of March 31, 2016 and December 31, 2015, respectively. Payments of $0.5 million and $3.9 million were made for the three months ended March 31, 2016 and 2015, respectively.
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
The following table summarizes the activity related to unvested Class B awards for the three months ended March 31, 2016:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2016	$30.00	2,348,334
Granted	—	—
Forfeited	—	—
Vested	$30.00	(445,331)
Unvested at March 31, 2016	$30.00	1,903,003

Compensation expense recognized related to the unvested Class B awards was $7.8 million and $10.4 million for the three months ended March 31, 2016 and 2015, respectively. The unrecognized compensation expense for the unvested Class B awards as of March 31, 2016, was $35.7 million with a weighted average recognition period of 1.3 years remaining.
Note 9. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2016, approximately 47% of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2016	2015
Current:
Federal	$2,670	$5,040
State and local	544	520
Foreign	185	98
Total	3,399	5,658
Deferred:
Federal	7,679	6,743
State and local	439	(7,319)
Total	8,118	(576)
Income tax expense	$11,517	$5,082
In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). The first TRA generally provides for the payment by APAM to a private equity fund (the “Pre-H&F Corp Merger Shareholder”) of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.
The second TRA generally provides for the payment by APAM to current or former limited partners of Holdings of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to APAM or exchanged (for shares of Class A common stock, convertible preferred stock or other consideration) and that are created as a result of such sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
For purposes of the TRAs, cash savings of income taxes are calculated by comparing APAM’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs, unless certain assumptions apply. The TRAs will continue in effect until all such tax benefits have been utilized or expired, unless APAM exercises its right to terminate the agreements or payments under the agreements are accelerated in the event that APAM materially breaches any of its material obligations under the agreements.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.
Payments under the TRAs, if any, will be made pro rata among all TRA counterparties entitled to payments on an annual basis to the extent APAM has sufficient taxable income to utilize the increased depreciation and amortization charges. Artisan expects to make one or more payments under the TRAs, to the extent they are required, prior to or within 125 days after APAM’s U.S. federal income tax return is filed for each fiscal year. Interest on the TRA payments will accrue at a rate equal to one-year LIBOR plus 100 basis points from the due date (without extension) of such tax return until such payments are made.

Amounts payable under tax receivable agreements are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Consolidated Statements of Operations.

Transactions during the three months ended March 31, 2016 resulted in the following impact to deferred tax assets and amounts payable under the TRAs:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
December 31, 2015	589,101	660,254
2016 Exchanges	12,190	14,341
Amortization	—	(8,721)
March 31, 2016	$601,291	$665,874
Net deferred tax assets comprise the following:

	As of March 31, 2016	As of December 31, 2015
Deferred tax assets:
Amortizable basis (1)	$665,874	$660,254
Other (2)	21,135	18,283
Total deferred tax assets	687,009	678,537
Less: valuation allowance (3)	—	—
Net deferred tax assets	$687,009	$678,537
(1) Represents the unamortized step-up of tax basis and other tax attributes from the merger described above, the purchase of common and preferred units by APAM, and the exchange of common and preferred units for Class A common shares of APAM.

(2) Represents the net deferred tax assets associated with the merger described above and other miscellaneous deferred tax assets.
(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of March 31, 2016 and December 31, 2015.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2016, U.S. federal income tax returns for the years 2012 through 2014 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2011 to 2014. Foreign tax returns are generally subject to examination from 2011 to 2015. APAM is currently under examination by the Internal Revenue Service for the tax year 2014.
Note 10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of March 31, 2016	As of December 31, 2015
Unrealized gain (loss) on investments	$66	$77
Foreign currency translation gain (loss)	(625)	(452)
Accumulated other comprehensive income (loss)	$(559)	$(375)
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the equity ownership interests in Holdings held by the limited partners of Holdings.

Note 11. Earnings Per Share
Basic earnings per share is computed under the two-class method by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted share-based awards are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by the employees. Income available to Class A common stockholders is computed by reducing net income attributable to APAM by earnings (distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. Unvested share-based awards are participating securities because the awards include non-forfeitable dividend rights during the vesting period. Class B and Class C common shares do not share in profits of APAM and therefore are not reflected in the calculations.
The computation of basic and diluted earnings per share under the two-class method for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2016	2015
Numerator:
Net income attributable to APAM	$16,261	$19,514
Less: Allocation to participating securities	3,162	5,557
Net income available to common stockholders	$13,099	$13,957
Denominator:
Weighted average shares outstanding	36,970,950	32,633,481
Earnings per share	$0.35	$0.43
Allocation to participating securities generally represents dividends paid to holders of unvested restricted share-based awards. There were no dilutive securities outstanding during the three months ended March 31, 2015 and 2016. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested share-based awards receive dividends and are considered participating securities. As a result, unvested share-based awards are also anti-dilutive.

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2016	2015
Holdings limited partnership units	33,740,947	37,609,365
Unvested restricted share-based awards	3,371,803	2,991,457
Total	37,112,750	40,600,822
Note 12. Indemnifications
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

Note 13. Related Party Transactions
The current named executive officers of APAM and certain members of APAM’s board (or their affiliates) are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.625% to 1.25%. Artisan generally collects revenues related to these services on the last business day of each month and records them in Management Fees in the Consolidated Statement of Operations. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.88% to 1.50%) of a Fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
	2016	2015
Investment management fees:
Artisan Funds	$111,175	$134,307
Fee waiver / expense reimbursement:
Artisan Funds	$133	$—
Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment adviser to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.80%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $1.2 million and $1.3 million due from Artisan Global Funds as of March 31, 2016 and December 31, 2015, respectively.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
	2016	2015
Investment management fees:
Artisan Global Funds	$3,625	$3,724
Fee waiver / expense reimbursement:
Artisan Global Funds	$88	$63
Note 14. Subsequent Events
Distributions and dividends
On April 11, 2016, Artisan Partners Holdings made a distribution of $35.1 million to holders of Artisan Partners Holdings partnership units, including APAM, pursuant to the partnership agreement.

On April 20, 2016, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $33.9 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on May 31, 2016, to shareholders of record as of May 17, 2016.

On April 15, 2016, the Company made a payment of approximately $21 million under the tax receivable agreements representing a portion of the Company’s estimated total 2016 payments.

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
We have seven autonomous investment teams that manage a broad range of U.S., non-U.S., and global investment strategies. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates.
Assets Under Management

During the three months ended March 31, 2016, global equity markets were volatile and generated mixed returns. Our AUM was $97.0 billion at March 31, 2016, a decrease of $2.8 billion, or 2.8%, compared to $99.8 billion at December 31, 2015, as a result of $1.5 billion of market depreciation and $1.3 billion in net client cash outflows.

The pronounced declines in equity markets during the first two months of the quarter followed by a partial rebound in March caused a greater decline in our average AUM than in our ending AUM. Average AUM for the three months ended March 31, 2016 decreased 8.4% compared to the three months ended December 31, 2015, and decreased 14.3% as compared to the three months ended March 31, 2015.

Business and Financial Highlights

•
At quarter-end, the 5-year average annual returns of 7 of our 12 investment strategies with 5-year track records exceeded the returns of the applicable benchmark. Our Global Opportunities and Global Equity strategies, both of which are open to new clients and investors and have realizable capacity, beat their benchmarks on a gross basis by over 500 and 450 basis points, respectively, over the 5-year period.

•	At quarter-end, the 10-year average annual returns of 6 of our 8 investment strategies with 10-year track records exceeded the returns of the applicable benchmark.

•
Firm-wide net outflows of $1.3 billion were primarily driven by net outflows from the strategies managed by our U.S. Value team, which experienced a total of $1.2 billion of net outflows during the quarter. During the quarter, we announced that the U.S. Value team will cease managing assets in the U.S. Small-Cap Value strategy during the second quarter of 2016.

•
During the first quarter, our High Income strategy raised $334 million in net client cash flows; our Developing World strategy raised $170 million in net client cash flows; and our Global Opportunities strategy raised $151 million in net client cash flows. All three strategies are open to new clients and investors. Our Global Value strategy, which we re-opened to investors in our pooled vehicles, raised $88 million in net client cash flows.

•	Revenues were $174.5 million for the three months ended March 31, 2016, a 14% decrease from revenues of $203.6 million for the three months ended March 31, 2015.

•
Operating margin was 31.4% for the three months ended March 31, 2016 compared to 33.3% for the three months ended March 31, 2015. Adjusted operating margin was 35.8% for the March quarter of 2016 compared to 38.4% for the March quarter of 2015.

•
Net income attributable to APAM was $16.3 million, or $0.35 per basic and diluted share, for three months ended March 31, 2016 compared to $19.5 million, or $0.43 per basic and diluted share, for the three months ended March 31, 2015. Adjusted net income per adjusted share was $0.51 in the March quarter of 2016 compared to $0.65 in the March quarter of 2015.

•
We continued our culture of employee ownership through a grant of 1,102,660 restricted share-based awards to our employees. A substantial majority of the awards were granted to investment professionals.

Organizational Structure
Organizational Structure
On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and the intermediary holding company through which APAM conducts its operations, Artisan Partners Holdings LP (“Holdings”), completed a series of transactions (“the IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company. The IPO Reorganization is described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.

Our employees and other limited partners of Holdings held approximately 45% of the equity interests in Holdings as of March 31, 2016. As a result, our post-IPO results reflect that significant noncontrolling interest.
2016 Unit Exchanges
During the three months ended March 31, 2016, certain limited partners of Holdings exchanged 764,971 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 764,971 shares of Class A common stock. In connection with the exchanges, APAM received 764,971 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 54% at December 31, 2015 to 55% at March 31, 2016, as a result of these exchanges and other equity transactions during the period.
Tax Impact of IPO Reorganization
In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). The first TRA generally provides for the payment by us to a private equity fund (the “Pre-H&F Corp Merger Shareholder”) of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into us in March 2013, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.
The second TRA generally provides for the payment by us to current or former limited partners of Holdings of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to us or exchanged (for shares of Class A common stock, convertible preferred stock or other consideration) and that are created as a result of such sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
Transactions during the three months ended March 31, 2016, resulted in the following impact to deferred tax assets and amounts payable under the TRAs:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
	(in millions)
December 31, 2015	$589.1	$660.3
2016 Exchanges	12.2	14.3
Amortization	—	(8.7)
March 31, 2016	$601.3	$665.9
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. During the three months ended March 31, 2016, our AUM decreased 2.8%, 1.5% of which was due to market depreciation. The following table presents the total returns of relevant market indices for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
S&P 500 total returns	1.3%	1.0%
MSCI All World total returns	0.2%	2.3%
MSCI EAFE total returns	(3.0)%	4.9%
Russell Midcap® total returns	2.2%	4.0%

Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2016		2015
	(unaudited; dollars in millions)
Assets under management at period end	$97,032		$108,723
Average assets under management (1)	$92,896		$108,410
Net client cash flows	$(1,339)		$(2,228)
Total revenues	$174.5		$203.6
Weighted average fee (2)	76	bps	76	bps
Adjusted operating margin (3)	35.8%		38.4%

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

•
our decision to close strategies or limit the growth of assets in a strategy or a vehicle when we believe it is in the best interest of our clients, as well as our decision to re-open strategies, in part or entirely;

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total AUM:

	For the Three Months Ended March 31,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Beginning assets under management	$99,848	$107,915	$(8,067)	(7.5)%
Gross client cash inflows	4,653	4,423	230	5.2%
Gross client cash outflows	(5,992)	(6,651)	659	9.9%
Net client cash flows	(1,339)	(2,228)	889	39.9%
Market appreciation (depreciation) (1)	(1,461)	3,036	(4,497)	(148.1)%
Net transfers (2)	(16)	—	(16)	100.0%
Ending assets under management	$97,032	$108,723	$(11,691)	(10.8)%
Average assets under management	$92,896	$108,410	$(15,514)	(14.3)%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We discuss realizable capacity in general, rather than discussing the capacity of our strategies in precise dollar amounts, because capacity is affected by a number of factors, evolves over time, and is subject to change. We are confident that we have sufficient realizable capacity to continue to thoughtfully grow. In particular, we believe that we currently have realizable capacity in our Global Opportunities and Global Equity strategies, where we believe we are well-positioned to take advantage of client and investor demand. The Global Opportunities strategy had $151 million of net client cash inflows during the three months ended March 31, 2016, while the Global Equity strategy’s net flows were slightly negative. While our past inflow experience does not guarantee future activity, if these strategies continue to perform well relative to their benchmarks and global strategies remain in demand, we expect that they will gather assets.
Across the firm, we experienced total net outflows of $1.3 billion during the three months ended March 31, 2016. The strategies managed by our U.S. Value team experienced total net outflows of $1.2 billion as a result of extended underperformance and our February 2016 announcement that we intend to cease managing assets in the U.S. Small-Cap Value strategy in the second quarter of 2016. The Small-Cap Value strategy experienced $187 million of net outflows during the March quarter. The strategy had $699 million of AUM at March 31, 2016, including $358 million of AUM in Artisan Small Cap Value Fund, which will merge into Artisan Mid Cap Value Fund in late May 2016. If the U.S. Value team’s strategies continue to underperform their benchmarks and client trends continue, we expect the team’s strategies will continue to experience net outflows.
Our High Income strategy, which we launched in March 2014, generated net inflows of $334 million during the three months ended March 31, 2016. We also saw strong interest in our Developing World strategy, which launched at the end of June 2015 and has generated a total of $550 million in net inflows since that time. And our Global Value strategy, which we re-opened to investors in our pooled vehicles in the fourth quarter of 2015, generated $88 million of net inflows during the March quarter, after several quarters of net outflows while the strategy was closed to most new investors.
Our Non-U.S. Growth strategy had net outflows of $631 million for the three months ended March 31, 2016. As previously announced, we closed the strategy to most new retail and intermediary investors in February 2016, and we will further close the strategy to most new institutional investors and employee benefit plans in October 2016. The partial closing in February and scheduled further closing have impacted and will continue to impact the strategy’s net cash flows, though we cannot estimate the impact with any certainty because of the many factors involved.
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

In addition to our Non-U.S. Growth and Global Value strategies which are partially closed as described above, as of the date of this filing, our Non-U.S. Small-Cap Growth, Non-U.S. Value, U.S. Mid-Cap Growth, U.S. Small-Cap Value, U.S. Mid-Cap Value and U.S. Small-Cap Growth strategies are closed to most new investors and client relationships.
When we close a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities, which means that during a given period we could have net client cash inflows even in a closed strategy. For example, during the three months ended March 31, 2016, our Non-U.S. Value strategy, which is closed to most new investors and client relationships, had $243 million in net client cash inflows. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars.

The table below sets forth the total AUM for each of our investment teams and strategies as of March 31, 2016, the inception date for each investment composite, and the average annual total returns for each composite and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2016. Returns for periods of less than one year are not annualized.

								Average Annual Value-Added[1] Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$28,149	(10.04)%	3.98%	6.53%	4.87%	10.26%	605
MSCI EAFE Index			(8.27)%	2.23%	2.29%	1.80%	4.21%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,221	1.09%	5.28%	7.38%	7.12%	13.77%	394
MSCI EAFE Small Cap Index			3.20%	7.28%	5.57%	3.44%	9.83%
Global Equity Strategy	4/1/2010	$929	(7.92)%	6.10%	9.94%	N/A	10.90%	426
MSCI All Country World Index			(4.34)%	5.53%	5.22%	N/A	6.64%
Global Small-Cap Growth Strategy	7/1/2013	$123	(6.71)%	N/A	N/A	N/A	2.48%	(436)
MSCI All Country World Small Cap Index			(4.50)%	N/A	N/A	N/A	6.84%
U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$7,452	(5.08)%	5.55%	8.51%	8.38%	13.13%	424
Russell Midcap® Index			(4.04)%	10.44%	10.29%	7.44%	8.89%
Russell Midcap® Value Index			(3.39)%	9.88%	10.50%	7.22%	9.56%
U.S. Small-Cap Value Strategy	6/1/1997	$699	(4.68)%	1.46%	1.74%	4.95%	10.79%	353
Russell 2000® Index			(9.76)%	6.84%	7.19%	5.25%	7.26%
Russell 2000® Value Index			(7.72)%	5.72%	6.66%	4.42%	8.32%
Value Equity Strategy	7/1/2005	$1,625	(2.82)%	6.25%	8.76%	6.62%	7.12%	(45)
Russell 1000® Index			0.50%	11.51%	11.34%	7.05%	7.58%
Russell 1000® Value Index			(1.54)%	9.37%	10.23%	5.71%	6.37%
Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$14,118	(5.93)%	10.12%	10.17%	9.69%	15.00%	506
Russell Midcap® Index			(4.04)%	10.44%	10.29%	7.44%	9.95%
Russell Midcap® Growth Index			(4.75)%	10.98%	9.98%	7.43%	8.51%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,090	(6.96)%	7.31%	9.63%	6.20%	9.50%	90
Russell 2000® Index			(9.76)%	6.84%	7.19%	5.25%	8.60%
Russell 2000® Growth Index			(11.84)%	7.90%	7.69%	6.00%	6.85%
Global Opportunities Strategy	2/1/2007	$7,669	3.28%	10.17%	10.49%	N/A	9.10%	615
MSCI All Country World Index			(4.34)%	5.53%	5.22%	N/A	2.95%
Global Value Team
Non-U.S. Value Strategy	7/1/2002	$16,598	(3.33)%	7.39%	8.63%	7.92%	12.48%	689
MSCI EAFE Index			(8.27)%	2.23%	2.29%	1.80%	5.59%
Global Value Strategy	7/1/2007	$14,172	(0.81)%	8.96%	11.36%	N/A	7.61%	551
MSCI All Country World Index			(4.34)%	5.53%	5.22%	N/A	2.10%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$271	(5.80)%	(2.50)%	(4.82)%	N/A	3.43%	(13)
MSCI Emerging Markets Index			(12.03)%	(4.50)%	(4.13)%	N/A	3.56%
Credit Team
High Income Strategy[2]	4/1/2014	$1,343	0.12%	N/A	N/A	N/A	2.99%	400
BofA Merrill Lynch High Yield Master II Index			(3.99)%	N/A	N/A	N/A	(1.01)%
Developing World Team
Developing World Strategy	7/1/2015	$573	N/A	N/A	N/A	N/A	(7.11)%	552
MSCI Emerging Markets Index			N/A	N/A	N/A	N/A	(12.63)%
Total Assets Under Management		$97,032
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized.
(2) The Artisan High Income strategy may hold loans and other security types, including securities with lower credit ratings, that may not be included in the BofA Merrill Lynch High Yield Master II Index. At times, this causes material differences in relative performance.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
March 31, 2016	(unaudited; in millions)
Beginning assets under management	$32,434	$10,369	$24,929	$30,182	$571	$989	$374	$99,848
Gross client cash inflows	1,228	353	1,229	1,210	1	447	185	4,653
Gross client cash outflows	(1,887)	(1,515)	(1,254)	(879)	(329)	(113)	(15)	(5,992)
Net client cash flows	(659)	(1,162)	(25)	331	(328)	334	170	(1,339)
Market appreciation (depreciation)	(1,353)	569	(1,027)	273	28	20	29	(1,461)
Net transfers(1)	—	—	—	(16)	—	—	—	(16)
Ending assets under management	$30,422	$9,776	$23,877	$30,770	$271	$1,343	$573	$97,032
Average assets under management	$29,877	$9,497	$22,577	$28,919	$499	$1,123	$405	$92,896
March 31, 2015
Beginning assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$—	$107,915
Gross client cash inflows	2,237	445	889	719	3	130	—	4,423
Gross client cash outflows	(1,307)	(2,586)	(1,291)	(1,243)	(185)	(39)	—	(6,651)
Net client cash flows	930	(2,141)	(402)	(524)	(182)	91	—	(2,228)
Market appreciation (depreciation)	1,219	272	967	555	5	18	—	3,036
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$33,601	$16,243	$25,064	$32,512	$629	$674	$—	$108,723
Average assets under management	$32,618	$17,256	$24,734	$32,443	$749	$611	$—	$108,410
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
The table below sets forth our AUM by distribution channel:

	As of March 31, 2016(1)		As of March 31, 2015(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$62,709	64.6%	$68,639	63.1%
Intermediary	29,497	30.4%	34,033	31.3%
Retail	4,826	5.0%	6,051	5.6%
Ending Assets Under Management	$97,032	100.0%	$108,723	100.0%
(1) The allocation of AUM by distribution channel data involves the use of estimates and the exercise of judgment.

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
March 31, 2016	(unaudited; in millions)
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	3,667	986	4,653
Gross client cash outflows	(4,221)	(1,771)	(5,992)
Net client cash flows	(554)	(785)	(1,339)
Market appreciation (depreciation)	(908)	(553)	(1,461)
Net transfers (1)	49	(65)	(16)
Ending assets under management	$52,113	$44,919	$97,032
Average assets under management	$49,900	$42,996	$92,896
March 31, 2015
Beginning assets under management	$60,257	$47,658	$107,915
Gross client cash inflows	3,708	715	4,423
Gross client cash outflows	(4,962)	(1,689)	(6,651)
Net client cash flows	(1,254)	(974)	(2,228)
Market appreciation (depreciation)	1,799	1,237	3,036
Net transfers (1)	(153)	153	—
Ending assets under management	$60,649	$48,074	$108,723
Average assets under management	$60,277	$48,133	$108,410
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended March 31, 2016, Compared to Three months ended March 31, 2015

	For the Three Months Ended March 31,		For the Period-to-Period
	2016	2015	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$174.5	$203.6	$(29.1)	(14)%
Operating Expenses
Total compensation and benefits	95.3	108.8	(13.5)	(12)%
Other operating expenses	24.4	27.0	(2.6)	(10)%
Total operating expenses	119.7	135.8	(16.1)	(12)%
Total operating income	54.8	67.8	(13.0)	(19)%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	—	(6.4)	6.4	100%
Total non-operating income (loss)	(2.9)	(9.3)	6.4	69%
Income before income taxes	51.9	58.5	(6.6)	(11)%
Provision for income taxes	11.5	5.1	6.4	125%
Net income before noncontrolling interests	40.4	53.4	(13.0)	(24)%
Less: Noncontrolling interests - Artisan Partners Holdings	24.1	33.9	(9.8)	(29)%
Net income attributable to Artisan Partners Asset Management Inc.	$16.3	$19.5	$(3.2)	(16)%

Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.35	$0.43
Weighted average shares of Class A common stock outstanding	36,970,950	32,633,481
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
The decrease in revenues of $29.1 million, or 14%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was driven primarily by a $15.5 billion, or 14%, decrease in our average AUM.
Our weighted average investment management fee was 76 basis points for the three months ended March 31, 2016 and 2015. Separate accounts, including U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise, in the aggregate paid a weighted average fee of 56 basis points for the three months ended March 31, 2016, compared to 55 basis points for the three months ended March 31, 2015. These assets represented 46% and 44% of our total AUM as of March 31, 2016 and 2015, respectively. Taken together, the assets of Artisan Funds and Artisan Global Funds, to which we provide services in addition to the services we provide to separate account clients, paid a weighted average fee of 93 basis points for the three months ended March 31, 2016 and 2015. These assets represented 54% and 56% of our AUM as of March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016 and 2015, fees from separate accounts represented $59.8 million and $65.5 million of our revenues, respectively. For the three months ended March 31, 2016 and 2015, fees from Artisan Funds represented $111.1 million and $134.4 million of our revenues, respectively, and fees from Artisan Global Funds represented $3.6 million and $3.7 million, respectively.

Operating Expenses
The decrease in total operating expenses of $16.1 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily a result of lower incentive compensation and third-party distribution expenses and costs incurred in 2015 associated with the formation of our Developing World team.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$77.1	$89.9	$(12.8)	(14)%
Restricted share-based award compensation expense	10.4	8.5	1.9	22%
Total salaries, incentive compensation and benefits	87.5	98.4	(10.9)	(11)%
Pre-offering related compensation - share-based awards	7.8	10.4	(2.6)	(25)%
Total compensation and benefits	$95.3	$108.8	$(13.5)	(12)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation, and benefits was driven primarily by an $8.4 million decline in incentive compensation paid to our investment and marketing professionals as a result of lower investment management fee revenue and $6.0 million of start-up costs related to the Developing World team incurred in the first quarter of 2015. The decreases were partially offset by increased costs related to an increase in our number of employees.
Restricted share-based compensation expense was $10.4 million and $8.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase primarily resulted from our January 2016 grant of 1,082,035 restricted stock awards and 20,625 restricted stock units of Class A common stock to our employees. Total compensation expense associated with the 2016 grants is expected to be approximately $33.6 million.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $2.6 million as certain awards became fully vested during 2015 and 2016. The Class B awards will be fully vested on July 1, 2017.
Total salaries, incentive compensation and benefits was 50% and 48% of our revenues for the three months ended March 31, 2016, and 2015, respectively.
Other operating expenses
Other operating expenses decreased $2.6 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a $3.3 million reduction in distribution expenses. Distribution expenses decreased as a result of a decrease in our AUM sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer of assets from Investor Shares to Advisor Shares reduced our intermediary fees by approximately $1.0 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Other operating expenses includes a $2.0 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives. We expect to continue to invest in technology to support our investment teams, distribution efforts, and scalable operations.
Non-Operating Income (Loss)
Non-operating income (loss) for the three months ended March 31, 2015 includes $6.4 million of expense resulting from changes in the estimate of the payment obligation under the tax receivable agreements. The effect of changes in that estimate after the date of an exchange or sale that triggers a potential future payment under the agreements is included in net income. Similarly, the effect of changes in the estimate of enacted tax rates and in applicable tax laws are included in net income. No such changes were made in the three months ended March 31, 2016.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2016 and 2015, was 22.2% and 8.7%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 47% and 50% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended March 31, 2016 and 2015, respectively. Income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Included in the tax provision for the three months ended March 31, 2015 are discrete tax benefits of $7.7 million related to changes in estimates associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, as a result of stock offerings, unit exchanges, and equity award grants. See Note 11, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation and (2) net gain (loss) on the tax receivable agreements. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation and (2) net gain (loss) on the tax receivable agreements. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 37.0% for the periods presented.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested Class A share-based awards and the exchange of all outstanding limited partnership units of Artisan Partners Holdings for Class A common stock of APAM on a one-for-one basis.

•	Adjusted operating income represents the operating income of the consolidated company excluding pre-offering related compensation.

•	Adjusted operating margin is calculated by dividing adjusted operating income by total revenues.

•
Adjusted EBITDA represents income before income taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income attributable to non-controlling interests, pre-offering related compensation and net gain (loss) on the tax receivable agreements.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2016	2015
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$16.3	$19.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24.1	33.9
Add back: Provision for income taxes	11.5	5.1
Add back: Pre-offering related compensation - share-based awards	7.8	10.4
Add back: Net loss on the tax receivable agreements	—	6.4
Less: Adjusted provision for income taxes	22.1	27.8
Adjusted net income (Non-GAAP)	$37.6	$47.5

Average shares outstanding
Class A common shares	37.0	32.6
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	3.4	3.0
Artisan Partners Holdings units outstanding (noncontrolling interest)	33.7	37.6
Adjusted shares	74.1	73.2

Adjusted net income per adjusted share (Non-GAAP)	$0.51	$0.65

Operating income (GAAP)	$54.8	$67.8
Add back: Pre-offering related compensation - share-based awards	7.8	10.4
Adjusted operating income (Non-GAAP)	$62.6	$78.2

Adjusted operating margin (Non-GAAP)	35.8%	38.4%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$16.3	$19.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24.1	33.9
Add back: Pre-offering related compensation - share-based awards	7.8	10.4
Add back: Net loss on the tax receivable agreements	—	6.4
Add back: Interest expense	2.9	2.9
Add back: Provision for income taxes	11.5	5.1
Add back: Depreciation and amortization	1.2	1.0
Adjusted EBITDA (Non-GAAP)	$63.8	$79.2

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of March 31, 2016, and December 31, 2015.

	March 31, 2016	December 31, 2015
	(unaudited; in millions)
Cash and cash equivalents	$217.9	$166.2
Accounts receivable	$56.4	$60.1
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. The notes are comprised of three series, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The $100.0 million revolving credit facility was unused as of and for the three months ended March 31, 2016.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2016.
Distributions and Dividends
Artisan Partners Holdings distributions, including distributions to APAM for the three months ended March 31, 2016 and 2015, were as follows:

	For the Three Months Ended March 31,
	2016	2015
	(unaudited, in millions)
Holdings Partnership Distributions	$19.3	$42.1
Holdings Partnership Distributions to APAM	$22.4	$37.3
Total Holdings Partnership Distributions	$41.7	$79.4
APAM declared and paid the following dividends per share during the three months ended March 31, 2016 and 2015:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2016	2015
Quarterly	Common Class A	$0.60	$0.60
Special Annual	Common Class A	$0.40	$0.95
Subject to board approval each quarter, we expect to pay a quarterly dividend during 2016. On April 20, 2016, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on May 31, 2016 to shareholders of record as of May 17, 2016.
After the end of the year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
On April 11, 2016, Artisan Partners Holdings made a distribution of $35.1 million to holders of its partnership units, including APAM, pursuant to the partnership agreement. On April 20, 2016, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $33.9 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.

Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $601.3 million liability as of March 31, 2016. The $601.3 million liability represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from certain of our investors and the exchange by certain of our investors of their common and preferred units of Holdings for our Class A common stock or convertible preferred stock after the IPO. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.
The liability will increase upon future purchases of Holdings units or exchanges of Holdings units for our Class A common stock or other consideration, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such purchases or exchanges. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM realizes in respect of the tax attributes to which the TRAs relate.
The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of purchases or exchanges by the holders of Holdings units, the price of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We expect to make total payments of approximately $28 million in 2016 related to the TRAs, approximately $21 million of which we paid on April 15, 2016.
Cash Flows

	For the Three Months Ended March 31,
	2016	2015
	(unaudited; in millions)
Cash as of January 1	$166.2	$182.3
Net cash provided by operating activities	111.7	128.7
Net cash used in investing activities	(0.7)	(1.4)
Net cash used in financing activities	(59.3)	(94.5)
Cash as of March 31	$217.9	$215.1
Operating activities provided net cash of $111.7 million and $128.7 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash provided by operating activities was primarily due to decreased revenues and operating income resulting from the decline in average AUM. For the three months ended March 31, 2016, compared to the three months ended March 31, 2015, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $13.8 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $0.7 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net cash used in investing activities was due to a $0.7 million decrease in acquisitions of property and equipment and leasehold improvements for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Financing activities used net cash of $59.3 million and $94.5 million for the three months ended March 31, 2016 and 2015, respectively. This decrease in net cash used by financing activities was primarily the result of a $22.8 million decrease in distributions to limited partners and a $13.5 million decrease in dividends paid during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Certain Contractual Obligations
As of March 31, 2016, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $589.1 million at December 31, 2015, to $601.3 million at March 31, 2016. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make total payments of approximately $28 million in 2016 related to the TRAs, approximately $21 million of which we paid on April 15, 2016.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2016.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2015.
New or Revised Accounting Standards
See Part I, Item 1, Unaudited Consolidated Financial Statements - Note 2, “Summary of Significant Accounting Policies.”
Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 7, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s unvested Class B common units are forfeited. Generally, the employee-partner’s vested Class B common units are exchanged for Class E common units; the employee-partner’s shares of APAM Class B common stock are canceled; and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There we no such issuances during the three months ended March 31, 2016.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2016 and 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: May 3, 2016
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)