Form 10-Q
period 2016-06-30
Artisan Partners Asset Management Inc.
filed 2016-08-02
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 29, 2016 were 42,025,712, 16,820,578 and 15,629,101, respectively.

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

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$197,789	$166,193
Accounts receivable	62,824	60,058
Investment securities	10,479	10,290
Property and equipment, net	19,466	17,995
Deferred tax assets	691,919	678,537
Prepaid expenses and other assets	13,420	12,773
Total assets	$995,897	$945,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$25,616	$27,132
Accrued incentive compensation	63,896	13,748
Borrowings	199,395	199,314
Amounts payable under tax receivable agreements	591,741	589,101
Total liabilities	880,648	829,295
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 42,025,712 and 39,432,605 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	420	394
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 16,820,578 and 18,327,222 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	169	183
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 15,629,101 and 15,649,101 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	156	157
Additional paid-in capital	111,944	116,448
Retained earnings	12,444	13,238
Accumulated other comprehensive income (loss)	(1,009)	(375)
Total stockholders’ equity	124,124	130,045
Noncontrolling interest - Artisan Partners Holdings	(8,875)	(13,494)
Total equity	115,249	116,551
Total liabilities and equity	$995,897	$945,846
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Management fees	$180,138	$210,426	$354,516	$413,655
Performance fees	630	1,147	781	1,493
Total revenues	$180,768	$211,573	$355,297	$415,148
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	88,011	93,708	175,491	192,135
Pre-offering related compensation - share-based awards	7,136	10,650	14,955	21,064
Total compensation and benefits	95,147	104,358	190,446	213,199
Distribution and marketing	8,404	11,736	16,562	23,398
Occupancy	3,186	2,954	6,367	5,966
Communication and technology	8,480	6,441	15,697	11,654
General and administrative	6,538	7,771	12,487	14,789
Total operating expenses	121,755	133,260	241,559	269,006
Total operating income	59,013	78,313	113,738	146,142
Non-operating income (loss)
Interest expense	(2,934)	(2,978)	(5,839)	(5,857)
Net investment income (loss)	(18)	416	(18)	416
Net gain (loss) on the tax receivable agreements	—	—	—	(6,427)
Other non-operating income (expense)	49	4	64	9
Total non-operating income (loss)	(2,903)	(2,558)	(5,793)	(11,859)
Income before income taxes	56,110	75,755	107,945	134,283
Provision for income taxes	12,634	16,497	24,151	21,579
Net income before noncontrolling interests	43,476	59,258	83,794	112,704
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	25,092	35,522	49,149	69,454
Net income attributable to Artisan Partners Asset Management Inc.	$18,384	$23,736	$34,645	$43,250

Basic and diluted earnings per share	$0.38	$0.50	$0.74	$0.95
Basic and diluted weighted average number of common shares outstanding	38,023,586	35,992,493	37,497,268	34,322,266
Dividends declared per Class A common share	$0.60	$0.60	$1.60	$2.15
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income before noncontrolling interests	$43,476	$59,258	$83,794	$112,704
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $49, $(19), $50, and $69, respectively	163	333	137	563
Less: reclassification adjustment for gain (loss) included in net income	(18)	416	(18)	416
Net unrealized gain (loss) on investment securities	181	(83)	155	147
Foreign currency translation gain (loss)	(922)	534	(1,209)	112
Total other comprehensive income (loss)	(741)	451	(1,054)	259
Comprehensive income	42,735	59,709	82,740	112,963
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	24,801	35,721	48,729	69,552
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$17,934	$23,988	$34,011	$43,411

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2016	$394	$183	$157	$116,448	$13,238	$(375)	$(13,494)	$116,551
Net income	—	—	—	—	34,645	—	49,149	83,794
Other comprehensive income - foreign currency translation	—	—	—	—	—	(671)	(538)	(1,209)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	79	77	156
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,168)	—	(42)	2,209	(1)
Amortization of equity-based compensation	—	—	—	21,002	(409)	—	16,363	36,956
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	6,686	—	—	—	6,686
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)
Forfeitures	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—
Employee net share settlement	—	—	—	(180)	—	—	(154)	(334)
Exchange of subsidiary equity	15	(14)	(1)	—	—	—	—	—
Distributions	—	—	—	—	—	—	(62,424)	(62,424)
Dividends	—	—	—	(29,811)	(35,030)	—	(63)	(64,904)
Balance at June 30, 2016	$420	$169	$156	$111,944	$12,444	$(1,009)	$(8,875)	$115,249

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2015	$342	$215	$172	$93,524	$16,417	$206	$(3,377)	$107,499
Net income	—	—	—	—	43,250	—	69,454	112,704
Other comprehensive income - foreign currency translation	—	—	—	—	—	72	40	112
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	60	122	182
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(5,235)	—	29	5,171	(35)
Amortization of equity-based compensation	—	—	—	20,507	—	—	18,884	39,391
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	25,987	—	—	—	25,987
Issuance of Class A common stock, net of issuance costs	38	—	—	175,976	—	—	—	176,014
Forfeitures	—	(4)	3	1	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—
Exchange of subsidiary equity	5	(3)	(2)	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(24)	(14)	(176,520)	—	—	—	(176,558)
Distributions	—	—	—	—	—	—	(96,657)	(96,657)
Dividends	—	—	—	(32,783)	(43,827)	—	—	(76,610)
Balance at June 30, 2015	$391	$184	$159	$101,451	$15,840	$367	$(6,363)	$112,029

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income before noncontrolling interests	$83,794	$112,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,417	2,086
Deferred income taxes	16,847	7,761
Capital gains on the sale of investment securities	18	(416)
Net loss on the tax receivable agreements	—	6,427
Loss on disposal of property and equipment	34	17
Amortization of debt issuance costs	224	224
Share-based compensation	36,956	39,391
Excess tax benefit on share-based awards	—	(1,153)
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(2,767)	(7,364)
Prepaid expenses and other assets	(2,099)	(1,846)
Accounts payable and accrued expenses	49,198	60,795
Class B liability awards	(574)	(4,161)
Deferred lease obligations	38	(155)
Net cash provided by operating activities	184,086	214,310
Cash flows from investing activities
Acquisition of property and equipment	(3,442)	(1,175)
Leasehold improvements	(429)	(1,597)
Proceeds from sale of investment securities	10	965
Purchase of investment securities	(14)	(6,750)
Net cash used in investing activities	(3,875)	(8,557)
Cash flows from financing activities
Partnership distributions	(62,424)	(96,657)
Dividends paid	(64,904)	(76,610)
Change in other liabilities	—	(34)
Payment under the tax receivable agreements	(20,953)	—
Net proceeds from issuance of common stock	—	176,558
Payment of costs directly associated with the issuance of Class A common stock	—	(425)
Purchase of equity and subsidiary equity	—	(176,558)
Taxes paid related to employee net share settlement	(334)	—
Excess tax benefit on share-based awards	—	1,153
Net cash used in financing activities	(148,615)	(172,573)
Net increase (decrease) in cash and cash equivalents	31,596	33,180
Cash and cash equivalents
Beginning of period	166,193	182,284
End of period	$197,789	$215,464

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$30,279	$128,788
Establishment of amounts payable under tax receivable agreements	23,593	103,954
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2016, APAM held approximately 56% of the equity ownership interest in Holdings.
APAM has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Holdings’ general partner. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company”.

Holdings Unit Exchanges

During the six months ended June 30, 2016, certain limited partners of Artisan Partners Holdings exchanged common units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock (the “Holdings Common Unit Exchanges”). The following common units were exchanged for APAM Class A common stock during the six months ended June 30, 2016:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 3, 2016	764,971	—	754,971	10,000
Common units exchanged on May 3, 2016	761,673	—	751,673	10,000
Total Units Exchanged in 2016	1,526,644	—	1,506,644	20,000

The corresponding shares of APAM Class B and Class C common stock were immediately canceled upon exchange. The Holdings Common Unit Exchanges increased APAM’s equity ownership interest in Holdings and resulted in a combined increase to deferred tax assets of approximately $27.8 million and an increase in amounts payable under the tax receivable agreements of approximately $23.6 million.
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
The Company makes initial seed investments in sponsored investment portfolios, including series of Artisan Funds and Artisan Global Funds, at the portfolio’s formation, which are made on the same terms as are available to other investors. If the seed investment results in a controlling financial interest, APAM consolidates the fund, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of June 30, 2016, APAM does not have a controlling financial interest in any sponsored investment portfolio or series of Artisan Funds or Artisan Global Funds and therefore does not consolidate these entities.

Recent accounting pronouncements
Accounting standards adopted as of January 1, 2016
In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU modified existing consolidation guidance for determining whether certain legal entities should be consolidated. The ASU eliminated the deferral under ASU 2010-10, Amendments for Certain Investment Funds, and, as a result, the Company must apply the new guidance to all entities, including investment companies. The presumption that a general partner controls a limited partnership was eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate VIEs, in certain instances. The new guidance was effective on January 1, 2016, and did not impact the Company’s consolidated financial statements for the periods presented.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the note liability, rather than presented as an asset. The new guidance was effective on January 1, 2016, and requires a retrospective approach to adoption. At June 30, 2016 and December 31, 2015, the Company had approximately $0.6 million and $0.7 million, respectively, of debt issuance costs that met the criteria of this amendment and are now presented as a reduction to Borrowings in the Unaudited Condensed Consolidated Statements of Financial Condition.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification on the statement of cash flows, and accounting for the forfeiture of share-based awards. The updated guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim period; if early adoption is elected, the entity must adopt all of the amendments in the same reporting period and reflect any adjustments as of the beginning of the fiscal year. The Company adopted the guidance as of January 1, 2016. As part of the guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are now recognized as income tax expense or benefit in the income statement. Previously, excess tax benefits were recognized in additional paid-in-capital. The amendment also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity. The amendments related to the recognition of excess tax benefits and presentation of excess tax benefits in the statement of cash flows are applied prospectively as of January 1, 2016.

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
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
Mutual funds	$10,055	$690	$(266)	$10,479
December 31, 2015
Mutual funds	$10,069	$832	$(611)	$10,290
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of June 30, 2016 and December 31, 2015, the total fair value of investments in an unrealized loss position was $6.8 million and $4.4 million, respectively. The $266 thousand unrealized losses on available-for-sale securities are considered temporary, based on the severity and duration of the unrealized losses. No impairment losses were recorded on these available-for-sale securities.
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2016 and December 31, 2015:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2016
Assets
Cash equivalents	$114,061	$114,061	$—	$—
Mutual funds	10,479	10,479	—	—

December 31, 2015
Assets
Cash equivalents	$49,005	$49,005	$—	$—
Mutual funds	10,290	10,290	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds and UCITS funds. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of June 30, 2016 and December 31, 2015.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended June 30, 2016 and 2015.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of June 30, 2016 and December 31, 2015:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	$—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $205.2 million as of June 30, 2016. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.7 million for the three months ended June 30, 2016 and 2015, and $5.5 million for the six months ended June 30, 2016 and 2015.
As of June 30, 2016, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2016	$—
2017	60,000
2018	—
2019	50,000
2020	—
Thereafter	90,000
$200,000

Note 6. Noncontrolling interest - Holdings
Holdings is the predecessor of APAM for accounting purposes, and its consolidated financial statements are Artisan’s historical financial statements for periods prior to March 12, 2013, the date on which APAM became the general partner (“GP”) of Holdings. As of June 30, 2016, APAM held approximately 56% of the equity ownership interests in Holdings.
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings attributable to the equity ownership interests in Holdings held by the limited partners of Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one GP unit to APAM for each share of Class A common stock APAM issues. During the six months ended June 30, 2016, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
As of December 31, 2015	39,432,605	33,976,323	73,408,928	54%
Issuance of APAM Restricted Shares (1)	1,082,035	—	1,082,035	—%
Holdings Common Unit Exchanges	1,526,644	(1,526,644)	—	2%
Restricted Share Award Net Share Settlement (1)	(12,862)	—	(12,862)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(2,710)	—	(2,710)	—%
As of June 30, 2016	42,025,712	32,449,679	74,475,391	56%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

	For the Six Months Ended June 30,
	2016	2015
Additional paid-in capital	$(2,168)	$(5,235)
Noncontrolling interest - Artisan Partners Holdings	2,209	5,171
Accumulated other comprehensive income (loss)	(42)	29
Deferred tax assets	1	35
Net balance sheet impact	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $2.5 million for the six months ended June 30, 2016 and $6.5 million for the six months ended June 30, 2015.

Note 7. Stockholders’ Equity
APAM - Stockholders’ Equity
As of June 30, 2016 and December 31, 2015, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	June 30, 2016	December 31, 2015	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	42,025,712	39,432,605	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	16,820,578	18,327,222	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	15,629,101	15,649,101	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2016, Artisan’s employees held 3,795,914 restricted shares of Class A common stock subject to the agreement and all 16,820,578 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2016 and 2015:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Quarterly	Class A Common	$0.60	$0.60	$1.20	$1.20
Special Annual	Class A Common	$—	$—	$0.40	$0.95
APAM issued (canceled) the following shares during the six months ended June 30, 2016:

	Total Stock	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2015	73,408,928	39,432,605	18,327,222	15,649,101
Holdings Common Unit Exchanges	—	1,526,644	(1,506,644)	(20,000)
Restricted Share Award Grants	1,082,035	1,082,035	—	—
Restricted Share Award Net Share Settlement	(12,862)	(12,862)	—	—
Employee/Partner Terminations	(2,710)	(2,710)	—	—
Balance at June 30, 2016	74,475,391	42,025,712	16,820,578	15,629,101
(1) There were 178,401 and 122,990 restricted stock units outstanding at June 30, 2016 and December 31, 2015, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2016 and 2015, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Holdings Partnership Distributions to Limited Partners	$43,095	$54,552	$62,424	$96,657
Holdings Partnership Distributions to APAM	50,809	54,642	73,241	91,907
Total Holdings Partnership Distributions	$93,904	$109,194	$135,665	$188,564
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 8. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Salaries, incentive compensation and benefits (1)	$77,212	$84,673	$154,308	$174,577
Restricted share-based award compensation expense	10,799	9,035	21,183	17,558
Total salaries, incentive compensation and benefits	88,011	93,708	175,491	192,135
Pre-offering related compensation - share-based awards	7,136	10,650	14,955	21,064
Total compensation and benefits	$95,147	$104,358	$190,446	$213,199
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

Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. As of June 30, 2016, 9,234,275 shares of Class A common stock were reserved and available for issuance under the Plan.
During the six months ended June 30, 2016, Artisan granted 1,082,035 restricted stock awards and 20,625 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2016 grants is expected to be approximately $33.6 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.

As of January 1, 2016, the Company’s accounting policy is to record the impact of forfeitures when they occur. During the six months ended June 30, 2016, compensation expense was reversed for 2,710 forfeited restricted stock awards.
The following table summarizes the restricted share-based award activity for the six months ended June 30, 2016:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2016	$51.58	2,861,984
Granted	$30.51	1,102,660
Forfeited	$47.44	(2,710)
Vested	$48.17	(65,395)
Unvested at June 30, 2016	$45.68	3,896,539
Compensation expense recognized related to the restricted share-based awards was $10.8 million and $9.1 million for the three months ended June 30, 2016 and 2015, respectively, and $21.2 million and $17.6 million for the six months ended June 30, 2016 and 2015, respectively. The unrecognized compensation expense for the unvested awards as of June 30, 2016 was $134.3 million with a weighted average recognition period of 3.5 years remaining. The initial requisite service period and remaining weighted average recognition period for all types of restricted share-based awards are substantially equivalent.
During the six months ended June 30, 2016, the Company withheld a total of 12,862 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.3 million in employee tax withholding obligations related to employee share transactions. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The remaining redemption payment liability for Class B awards of partners whose services to Holdings terminated prior to the IPO was $5.0 million and $5.6 million as of June 30, 2016 and December 31, 2015, respectively. Payments of $0.6 million and $4.2 million were made during the six months ended June 30, 2016 and 2015, respectively.
Modification of Class B awards
As a part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment was considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. Compensation expense is recorded for unvested Class B awards on a straight-line basis over the remaining vesting period.
The following table summarizes the activity related to unvested Class B awards for the six months ended June 30, 2016:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2016	$30.00	2,348,334
Granted	—	—
Forfeited	—	—
Vested	$30.00	(445,331)
Unvested at June 30, 2016	$30.00	1,903,003

Compensation expense recognized related to the unvested Class B awards was $7.2 million and $10.7 million for the three months ended June 30, 2016 and 2015, respectively, and $15.0 million and $21.1 million for the six months ended June 30, 2016 and 2015, respectively. The unrecognized compensation expense for the unvested Class B awards as of June 30, 2016 was $28.5 million with a weighted average recognition period of 1.0 years remaining.
Note 9. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that, for the three and six months ended June 30, 2016, approximately 46% of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM's equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of APAM’s Class A common stock between the grant date and vesting date.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Current:
Federal	$3,238	$7,074	$5,908	$12,114
State and local	506	1,021	1,050	1,541
Foreign	161	65	346	163
Total	3,905	8,160	7,304	13,818
Deferred:
Federal	8,257	7,886	15,936	14,629
State and local	472	451	911	(6,868)
Total	8,729	8,337	16,847	7,761
Income tax expense	$12,634	$16,497	$24,151	$21,579
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
Transactions during the six months ended June 30, 2016 resulted in the following impact to deferred tax assets and amounts payable under the TRAs:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
December 31, 2015	$589,101	$660,254
2016 Exchanges	23,593	27,756
Amortization	—	(17,656)
Payments under TRA	(20,953)	—
June 30, 2016	$591,741	$670,354
Net deferred tax assets comprise the following:

	As of June 30, 2016	As of December 31, 2015
Deferred tax assets:
Amortizable basis (1)	$670,354	$660,254
Other (2)	21,565	18,283
Total deferred tax assets	691,919	678,537
Less: valuation allowance (3)	—	—
Net deferred tax assets	$691,919	$678,537
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of June 30, 2016 and December 31, 2015.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2016, U.S. federal income tax returns for the years 2013 through 2015 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2012 to 2014. Foreign tax returns are generally subject to examination from 2012 to 2015.

Note 10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of June 30, 2016	As of December 31, 2015
Unrealized gain (loss) on investments, net of tax	$148	$77
Foreign currency translation gain (loss)	(1,157)	(452)
Accumulated other comprehensive income (loss)	$(1,009)	$(375)
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
The computation of basic and diluted earnings per share under the two-class method for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2016	2015	2016	2015
Numerator:
Net income attributable to APAM	$18,384	$23,736	$34,645	$43,250
Less: Allocation to participating securities	4,121	5,638	6,878	10,726
Net income available to common stockholders	$14,263	$18,098	$27,767	$32,524
Denominator:
Weighted average shares outstanding	38,023,586	35,992,493	37,497,268	34,322,266
Earnings per share	$0.38	$0.50	$0.74	$0.95
Allocation to participating securities generally represents dividends paid to holders of unvested restricted share-based awards. There were no dilutive securities outstanding during the six months ended June 30, 2015 and 2016. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested share-based awards are also anti-dilutive because they are considered participating securities.

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2016	2015	2016	2015
Holdings limited partnership units	32,725,890	34,217,676	33,233,419	35,904,151
Unvested restricted share-based awards	3,904,554	3,330,863	3,638,178	3,162,097
Total	36,630,444	37,548,539	36,871,597	39,066,248

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
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment management fees:
Artisan Funds	$115,061	$138,864	$226,236	$273,171
Fee waiver / expense reimbursement:
Artisan Funds	$222	$51	$356	$51
Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment adviser to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.75%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $1.2 million and $1.3 million due from Artisan Global Funds as of June 30, 2016 and December 31, 2015, respectively.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment management fees:
Artisan Global Funds	$3,667	$3,845	$7,292	$7,569
Fee waiver / expense reimbursement:
Artisan Global Funds	$172	$181	$260	$244

Note 14. Subsequent Events
Distributions and dividends
On July 21, 2016, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $39.4 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on August 31, 2016, to shareholders of record as of August 17, 2016.

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
Assets Under Management

During the three and six months ended June 30, 2016, global equity markets were volatile and generated mixed returns. Our AUM was $95.0 billion at June 30, 2016, a decrease of $2.0 billion, or 2.1%, compared to $97.0 billion at March 31, 2016, as a result of $2.3 billion of net client cash outflows partially offset by $0.3 billion in market appreciation and net transfers. Compared to June 30, 2015, AUM decreased $14.2 billion, or 13.0%, due to $7.2 billion of market depreciation and $7.0 billion in net client cash outflows.

Business and Financial Highlights

•
Year to date, the Value Equity strategy has returned over 14% gross of fees. The Mid-Cap Value, Emerging Markets, High Income and Developing World strategies have each returned in excess of 7.6% gross of fees.

•
At quarter-end, the 5-year average annual returns of 8 of our 11 investment strategies with 5-year track records exceeded the returns of the applicable benchmark. Our Global Opportunities and Global Equity strategies, both of which are open to new clients and investors and have realizable capacity, beat their benchmarks on a gross basis by over 450 and 500 basis points, respectively, over the 5-year period.

•	At quarter-end, the 10-year average annual returns of 7 of our 8 investment strategies with 10-year track records exceeded the returns of the applicable benchmark.

•
During the second quarter, we ceased managing assets in the U.S. Small-Cap Value strategy, and reorganized Artisan Small Cap Value Fund into Artisan Mid Cap Value Fund. This resulted in the transfer of approximately $180 million of assets from Artisan Small Cap Value Fund to Artisan Mid Cap Value Fund, as well as net client cash outflows of $518 million.

•
Firm-wide net outflows of $2.3 billion during the second quarter were primarily driven by net outflows from the strategies managed by our U.S. Value team, which experienced a total of $1.8 billion of net outflows during the quarter.

•
During the second quarter, our High Income strategy raised $138 million in net client cash flows; our Developing World strategy raised $129 million in net client cash flows; and our Global Opportunities strategy raised $201 million in net client cash flows. All three strategies are open to new clients and investors. Our Global Value strategy, which we re-opened to investors in our pooled vehicles, raised $200 million in net client cash flows.

•	Revenues were $355.3 million for the six months ended June 30, 2016, a 14% decrease from revenues of $415.1 million for the six months ended June 30, 2015.

•
Operating margin was 32.0% for the six months ended June 30, 2016 compared to 35.2% for the six months ended June 30, 2015. Adjusted operating margin was 36.2% for the six months ended June 30, 2016 compared to 40.3% for the six months ended June 30, 2015.

•
Net income attributable to APAM was $34.6 million, or $0.74 per basic and diluted share, for six months ended June 30, 2016 compared to $43.3 million, or $0.95 per basic and diluted share, for the six months ended June 30, 2015. Adjusted net income per adjusted share was $1.04 for the six months ended June 30, 2016 compared to $1.39 for the six months ended June 30, 2015.

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

Our employees and other limited partners of Holdings held approximately 44% of the equity interests in Holdings as of June 30, 2016. As a result, our post-IPO results reflect that significant noncontrolling interest.
2016 Unit Exchanges
During the six months ended June 30, 2016, certain limited partners of Holdings exchanged 1,526,644 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,526,644 shares of Class A common stock. In connection with the exchanges, APAM received 1,526,644 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 54% at December 31, 2015 to 56% at June 30, 2016, as a result of these exchanges and other equity transactions during the period.
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
Transactions during the six months ended June 30, 2016, resulted in the following impact to deferred tax assets and amounts payable under the TRAs:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
	(unaudited; in millions)
December 31, 2015	$589.1	$660.3
2016 Exchanges	23.6	27.8
Amortization	—	(17.7)
Payments under TRA	(21.0)	—
June 30, 2016	$591.7	$670.4
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. During the six months ended June 30, 2016, our AUM decreased 4.9%, 1.2% of which was due to market depreciation. The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
S&P 500 total returns	2.5%	0.3%	3.8%	1.2%
MSCI All World total returns	1.0%	0.4%	1.2%	2.7%
MSCI EAFE total returns	(1.5)%	0.6%	(4.4)%	5.5%
Russell Midcap® total returns	3.2%	(1.5)%	5.5%	2.4%

Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	(unaudited; dollars in millions)
Assets under management at period end	$94,959		$109,174		$94,959		$109,174
Average assets under management (1)	$96,623		$111,423		$94,747		$109,932
Net client cash flows	$(2,320)		$(305)		$(3,659)		$(2,532)
Total revenues	$180.8		$211.5		$355.3		$415.1
Weighted average fee (2)	75	bps	76	bps	75	bps	76	bps
Operating margin	32.6%		37.0%		32.0%		35.2%
Adjusted operating margin (3)	36.6%		42.1%		36.2%		40.3%

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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total AUM:

	For the Three Months Ended June 30,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Beginning assets under management	$97,032	$108,723	$(11,691)	(10.8)%
Gross client cash inflows	3,711	5,097	(1,386)	(27.2)%
Gross client cash outflows	(6,031)	(5,402)	(629)	(11.6)%
Net client cash flows	(2,320)	(305)	(2,015)	(660.7)%
Market appreciation (depreciation) (1)	231	756	(525)	(69.4)%
Net transfers (2)	16	—	16	100.0%
Ending assets under management	$94,959	$109,174	$(14,215)	(13.0)%
Average assets under management	$96,623	$111,423	$(14,800)	(13.3)%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	For the Six Months Ended June 30,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Beginning assets under management	$99,848	$107,915	$(8,067)	(7.5)%
Gross client cash inflows	8,364	9,520	(1,156)	(12.1)%
Gross client cash outflows	(12,023)	(12,052)	29	0.2%
Net client cash flows	(3,659)	(2,532)	(1,127)	(44.5)%
Market appreciation (depreciation) (1)	(1,230)	3,791	(5,021)	(132.4)%
Net transfers (2)	—	—	—	—%
Ending assets under management	$94,959	$109,174	$(14,215)	(13.0)%
Average assets under management	$94,747	$109,932	$(15,185)	(13.8)%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We discuss realizable capacity in general, rather than discussing the capacity of our strategies in precise dollar amounts, because capacity is affected by a number of factors, evolves over time, and is subject to change. We are confident that we have sufficient realizable capacity to continue to thoughtfully grow. In particular, we believe that we currently have realizable capacity in our Global Opportunities and Global Equity strategies, where we believe we are well-positioned to take advantage of client and investor demand. The Global Opportunities strategy had $201 million and $352 million of net client cash inflows during the three and six months ended June 30, 2016, respectively, while the Global Equity strategy’s net flows were slightly negative. If these strategies continue to perform well relative to their benchmarks and global strategies remain in demand, we expect that they will gather assets.

Across the firm, we experienced total net outflows of $2.3 billion and $3.7 billion during the three and six months ended June 30, 2016, respectively. The strategies managed by our U.S. Value team experienced total net outflows of $1.8 billion and $3.0 billion during the three and six months ended June 30, 2016, respectively, as a result of extended underperformance and our cessation of the U.S. Small-Cap Value strategy in the second quarter of 2016. During the second quarter, we ceased managing assets in the U.S. Small-Cap Value strategy and reorganized Artisan Small Cap Value Fund into Artisan Mid Cap Value Fund. This reorganization resulted in net outflows of approximately $518 million and the transfer of approximately $180 million of assets from Artisan Small Cap Value Fund to Artisan Mid Cap Value Fund. If client trends continue, we expect the team’s strategies will continue to experience net outflows.
For the three months ended June 30, 2016, the remainder of our net outflows were primarily the result of reduced gross inflows across several of our strategies, including our Non-U.S. Growth strategy and our U.S. Mid-Cap Growth strategy. Firm-wide gross inflows of $3.7 billion for the three months ended June 30, 2016, were $942 million and $1.4 billion less than for the three months ended March 31, 2016, and June 30, 2015, respectively. Our Non-U.S. Growth strategy had net outflows of $561 million and $1.2 billion, respectively, for the three and six months ended June 30, 2016. As previously announced, we closed the strategy to most new retail and intermediary investors in February 2016, and we will further close the strategy to most new institutional investors and employee benefit plans in October 2016. The U.S. Mid-Cap Growth strategy had net outflows of $607 million and $748 million, respectively, for the three and six months ended June 30, 2016.
Our High Income strategy, which we launched in March 2014, generated net inflows of $138 million and $472 million during the three and six months ended June 30, 2016, respectively. We also continued to see strong interest in our Developing World strategy, which launched at the end of June 2015 and has generated a total of $680 million in net inflows since that time. Our Global Value strategy, which we re-opened to investors through our pooled vehicles in the fourth quarter of 2015, generated $288 million of net inflows during the six months ended June 30, 2016, after several quarters of net outflows while the strategy was closed to most new investors.
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
When we close a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities, which means that during a given period we could have net client cash inflows even in a closed strategy. For example, during the three and six months ended June 30, 2016, our Non-U.S. Value strategy, which is closed to most new investors and client relationships, had $214 million and $457 million in net client cash inflows. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows.
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

The table below sets forth the total AUM for each of our investment teams and strategies as of June 30, 2016, the inception date for each investment composite, and the average annual total returns for each composite and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2016. Returns for periods of less than one year are not annualized.

								Average Annual Value-Added(1) Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$27,150	(11.15)%	3.35%	5.62%	4.81%	10.05%	597
MSCI EAFE Index			(10.16)%	2.06%	1.68%	1.58%	4.08%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,123	(8.33)%	3.45%	6.13%	7.28%	13.30%	384
MSCI EAFE Small Cap Index			(3.67)%	7.25%	4.84%	3.57%	9.46%
Global Equity Strategy	4/1/2010	$958	(6.81)%	6.56%	10.47%	N/A	11.27%	473
MSCI All Country World Index			(3.73)%	6.03%	5.37%	N/A	6.54%
Global Small-Cap Growth Strategy	7/1/2013	$91	(16.89)%	0.80%	N/A	N/A	0.80%	(599)
MSCI All Country World Small Cap Index			(4.72)%	6.79%	N/A	N/A	6.79%
U.S. Value Team
U.S. Mid-Cap Value Strategy(3)	4/1/1999	$6,780	(0.22)%	6.35%	9.19%	8.98%	13.16%	421
Russell Midcap® Index			0.56%	10.79%	10.89%	8.06%	8.95%
Russell Midcap® Value Index			3.25%	10.99%	11.69%	7.78%	9.71%
Value Equity Strategy	7/1/2005	$1,500	3.66%	8.15%	9.73%	7.27%	7.49%	(15)
Russell 1000® Index			2.93%	11.47%	11.87%	7.50%	7.64%
Russell 1000® Value Index			2.86%	9.86%	11.34%	6.12%	6.65%
Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$14,004	(4.25)%	10.20%	10.36%	10.60%	15.02%	502
Russell Midcap® Index			0.56%	10.79%	10.89%	8.06%	9.99%
Russell Midcap® Growth Index			(2.14)%	10.51%	9.97%	8.11%	8.48%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,217	(5.88)%	9.14%	10.82%	8.15%	9.83%	115
Russell 2000® Index			(6.73)%	7.08%	8.34%	6.19%	8.69%
Russell 2000® Growth Index			(10.75)%	7.73%	8.50%	7.14%	6.92%
Global Opportunities Strategy	2/1/2007	$7,939	(0.41)%	10.20%	10.30%	N/A	8.98%	600
MSCI All Country World Index			(3.73)%	6.03%	5.37%	N/A	2.98%
Global Value Team
Non-U.S. Value Strategy	7/1/2002	$16,488	(5.86)%	6.21%	7.67%	7.63%	12.11%	673
MSCI EAFE Index			(10.16)%	2.06%	1.68%	1.58%	5.38%
Global Value Strategy	7/1/2007	$14,210	(2.25)%	7.33%	10.52%	N/A	7.31%	516
MSCI All Country World Index			(3.73)%	6.03%	5.37%	N/A	2.16%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$213	(3.38)%	1.68%	(3.44)%	3.69%	3.69%	15
MSCI Emerging Markets Index			(12.05)%	(1.56)%	(3.78)%	3.54%	3.54%
Credit Team
High Income Strategy(2)	4/1/2014	$1,563	4.95%	N/A	N/A	N/A	5.41%	376
BofA Merrill Lynch High Yield Master II Index			1.71%	N/A	N/A	N/A	1.65%
Developing World Team
Developing World Strategy	7/1/2015	$723	(4.06)%	N/A	N/A	N/A	(4.06)%	800
MSCI Emerging Markets Index			(12.05)%	N/A	N/A	N/A	(12.05)%
Total Assets Under Management		$94,959
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
(3) U.S. Mid-Cap Value assets under management include approximately $180 million of assets transferred into the strategy as part of the Artisan Small Cap Value Fund reorganization, which occurred on May 23, 2016. Upon completion of the reorganization, Artisan Partners ceased to manage assets in the U.S. Small-Cap Value strategy.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
June 30, 2016	(unaudited; in millions)
Beginning assets under management	$30,422	$9,776	$23,877	$30,770	$271	$1,343	$573	$97,032
Gross client cash inflows	884	573	726	1,153	2	231	142	3,711
Gross client cash outflows	(1,549)	(2,386)	(1,183)	(739)	(68)	(93)	(13)	(6,031)
Net client cash flows	(665)	(1,813)	(457)	414	(66)	138	129	(2,320)
Market appreciation (depreciation)	(435)	317	740	(502)	8	82	21	231
Net transfers(1)	—	—	—	16	—	—	—	16
Ending assets under management	$29,322	$8,280	$24,160	$30,698	$213	$1,563	$723	$94,959
Average assets under management	$30,155	$8,895	$24,122	$31,097	$215	$1,472	$667	$96,623
June 30, 2015
Beginning assets under management	$33,601	$16,243	$25,064	$32,512	$629	$674	—	$108,723
Gross client cash inflows	1,932	865	1,459	731	1	99	10	5,097
Gross client cash outflows	(889)	(1,992)	(1,566)	(890)	(11)	(54)	—	(5,402)
Net client cash flows	1,043	(1,127)	(107)	(159)	(10)	45	10	(305)
Market appreciation (depreciation)	(19)	(227)	749	242	4	7	—	756
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$34,625	$14,889	$25,706	$32,595	$623	$726	10	$109,174
Average assets under management(2)	$34,995	$15,951	$25,824	$33,295	$659	$699	10	$111,423
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle. (2) For the Developing World team, average assets under management is for the period between June 29, 2015, when the team's strategy began investment operations, and June 30, 2015.

	By Investment Team
Six Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
June 30, 2016	(unaudited; in millions)
Beginning assets under management	$32,434	$10,369	$24,929	$30,182	$571	$989	$374	$99,848
Gross client cash inflows	2,111	927	1,955	2,363	3	678	327	8,364
Gross client cash outflows	(3,435)	(3,902)	(2,437)	(1,618)	(397)	(206)	(28)	(12,023)
Net client cash flows	(1,324)	(2,975)	(482)	745	(394)	472	299	(3,659)
Market appreciation (depreciation)	(1,788)	886	(287)	(229)	36	102	50	(1,230)
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$29,322	$8,280	$24,160	$30,698	$213	$1,563	$723	$94,959
Average assets under management	$30,014	$9,193	$23,347	$30,004	$357	$1,297	$535	$94,747
June 30, 2015
Beginning assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$—	$107,915
Gross client cash inflows	4,169	1,310	2,348	1,450	4	229	10	9,520
Gross client cash outflows	(2,195)	(4,578)	(2,857)	(2,133)	(196)	(93)	—	(12,052)
Net client cash flows	1,974	(3,268)	(509)	(683)	(192)	136	10	(2,532)
Market appreciation (depreciation)	1,199	45	1,716	797	9	25	—	3,791
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$34,625	$14,889	$25,706	$32,595	$623	$726	$10	$109,174
Average assets under management(2)	$33,814	$16,602	$25,283	$32,873	$704	$655	$10	$109,932
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle. (2) For the Developing World team, average assets under management is for the period between June 29, 2015, when the team's strategy began investment operations, and June 30, 2015.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of June 30, 2016(1)		As of June 30, 2015(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$61,557	64.8%	$68,852	63.1%
Intermediary	28,652	30.2%	34,233	31.3%
Retail	4,750	5.0%	6,089	5.6%
Ending Assets Under Management	$94,959	100.0%	$109,174	100%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2016	(unaudited; in millions)
Beginning assets under management	$52,113	$44,919	$97,032
Gross client cash inflows	2,763	948	3,711
Gross client cash outflows	(4,737)	(1,294)	(6,031)
Net client cash flows	(1,974)	(346)	(2,320)
Market appreciation (depreciation)	162	69	231
Net transfers (1)	(95)	111	16
Ending assets under management	$50,206	$44,753	$94,959
Average assets under management	$51,619	$45,004	$96,623
June 30, 2015
Beginning assets under management	$60,649	$48,074	$108,723
Gross client cash inflows	3,289	1,808	5,097
Gross client cash outflows	(3,888)	(1,514)	(5,402)
Net client cash flows	(599)	294	(305)
Market appreciation (depreciation)	272	484	756
Net transfers (1)	(51)	51	—
Ending assets under management	$60,271	$48,903	$109,174
Average assets under management	$61,761	$49,662	$111,423
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2016	(unaudited; in millions)
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	6,430	1,934	8,364
Gross client cash outflows	(8,958)	(3,065)	(12,023)
Net client cash flows	(2,528)	(1,131)	(3,659)
Market appreciation (depreciation)	(746)	(484)	(1,230)
Net transfers (1)	(46)	46	—
Ending assets under management	$50,206	$44,753	$94,959
Average assets under management	$50,752	$43,995	$94,747
June 30, 2015
Beginning assets under management	$60,257	$47,658	$107,915
Gross client cash inflows	6,997	2,523	9,520
Gross client cash outflows	(8,849)	(3,203)	(12,052)
Net client cash flows	(1,852)	(680)	(2,532)
Market appreciation (depreciation)	2,070	1,721	3,791
Net transfers (1)	(204)	204	—
Ending assets under management	$60,271	$48,903	$109,174
Average assets under management	$61,025	$48,907	$109,932
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended June 30, 2016, Compared to Three months ended June 30, 2015

	For the Three Months Ended June 30,		For the Period-to-Period
	2016	2015	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$180.8	$211.5	$(30.7)	(15)%
Operating Expenses
Total compensation and benefits	95.2	104.4	(9.2)	(9)%
Other operating expenses	26.7	28.8	(2.1)	(7)%
Total operating expenses	121.9	133.2	(11.3)	(8)%
Total operating income	58.9	78.3	(19.4)	(25)%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	—	0.4	(0.4)	(100)%
Total non-operating income (loss)	(2.9)	(2.5)	(0.4)	(16)%
Income before income taxes	56.0	75.8	(19.8)	(26)%
Provision for income taxes	12.7	16.5	(3.8)	(23)%
Net income before noncontrolling interests	43.3	59.3	(16.0)	(27)%
Less: Noncontrolling interests - Artisan Partners Holdings	25.0	35.5	(10.5)	(30)%
Net income attributable to Artisan Partners Asset Management Inc.	$18.3	$23.8	$(5.5)	(23)%

Basic and diluted earnings per share - Class A common shares	$0.38	$0.50
Weighted average shares of Class A common stock outstanding	38,023,586	35,992,493
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
The decrease in revenues of $30.7 million, or 15%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was driven primarily by a $14.8 billion, or 13%, decrease in our average AUM.
Our weighted average investment management fee was 75 basis points for the three months ended June 30, 2016 compared to 76 basis points for the three months ended June 30, 2015. The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
	(unaudited; dollars in millions)
Investment management fees	$62.0	$68.9	$118.8	$142.6
Weighted average fee	55 basis points	56 basis points	93 basis points	93 basis points
Percentage of ending AUM	47%	45%	53%	55%

Operating Expenses
The decrease in total operating expenses of $11.3 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily a result of lower incentive compensation and third-party distribution expenses.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$77.2	$84.6	$(7.4)	(9)%
Restricted share-based award compensation expense	10.8	9.1	1.7	19%
Total salaries, incentive compensation and benefits	88.0	93.7	(5.7)	(6)%
Pre-offering related compensation - share-based awards	7.2	10.7	(3.5)	(33)%
Total compensation and benefits	$95.2	$104.4	$(9.2)	(9)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation, and benefits was driven primarily by an $8.7 million decline in incentive compensation paid to our investment and marketing professionals as a result of lower investment management fee revenue. The decreases were partially offset by increased costs related to an increase in our number of employees.
Restricted share-based compensation expense increased $1.7 million primarily as a result of our January 2016 grant of 1,082,035 restricted stock awards and 20,625 restricted stock units of Class A common stock to certain of our employees. Total compensation expense associated with the 2016 grants is expected to be approximately $33.6 million.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $3.5 million as certain awards became fully vested during 2015 and 2016. The Class B awards will be fully vested on July 1, 2017.
Total salaries, incentive compensation and benefits was 49% and 44% of our revenues for the three months ended June 30, 2016, and 2015, respectively.
Other operating expenses
Other operating expenses decreased $2.1 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a $3.3 million reduction in distribution expenses. Distribution expenses decreased as a result of a decrease in our AUM sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer of assets from Investor Shares to Advisor Shares reduced our intermediary fees by approximately $0.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Other operating expenses includes a $2.1 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives. We expect to continue to invest in technology to support our investment teams, distribution efforts, and scalable operations, bringing our expected annual communications and technology expense to approximately $30 million.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2016 and 2015, was 22.5% and 21.8%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 46% and 50% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended June 30, 2016 and 2015, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of APAM’s Class A common stock between grant date and vesting date.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, as a result of unit exchanges and equity award grants. See Note 11, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Six months ended June 30, 2016, Compared to Six months ended June 30, 2015

	For the Six Months Ended June 30,		For the Period-to-Period
	2016	2015	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$355.3	$415.1	$(59.8)	(14)%
Operating Expenses
Total compensation and benefits	190.5	213.2	(22.7)	(11)%
Other operating expenses	51.1	55.8	(4.7)	(8)%
Total operating expenses	241.6	269.0	(27.4)	(10)%
Total operating income	113.7	146.1	(32.4)	(22)%
Non-operating income (loss)
Interest expense	(5.8)	(5.8)	—	—%
Other non-operating income	—	(6.0)	6.0	100%
Total non-operating income (loss)	(5.8)	(11.8)	6.0	51%
Income before income taxes	107.9	134.3	(26.4)	(20)%
Provision for income taxes	24.2	21.6	2.6	12%
Net income before noncontrolling interests	83.7	112.7	(29.0)	(26)%
Less: Noncontrolling interests - Artisan Partners Holdings	49.1	69.4	(20.3)	(29)%
Net income attributable to Artisan Partners Asset Management Inc.	$34.6	$43.3	$(8.7)	(20)%

Basic and diluted earnings per share - Class A common shares	$0.74	$0.95
Weighted average shares of Class A common stock outstanding	37,497,268	34,322,266
Revenues
The decrease in revenues of $59.8 million, or 14%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was driven primarily by a $15.2 billion, or 14%, decrease in our average AUM.
Our weighted average investment management fee rate was 75 basis points for the six months ended June 30, 2016, compared to 76 basis points for the six months ended June 30, 2015. The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited; dollars in millions)
Investment management fees	$121.8	$134.4	$233.5	$280.7
Weighted average fee	56 basis points	55 basis points	93 basis points	93 basis points
Percentage of ending AUM	47%	45%	53%	55%

Operating Expenses
The decrease in total operating expenses of $27.4 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily a result of lower incentive compensation and third-party distribution expenses and costs incurred in 2015 associated with the formation of our Developing World team.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$154.3	$174.5	$(20.2)	(12)%
Restricted share-based award compensation expense	21.2	17.6	3.6	20%
Total salaries, incentive compensation and benefits	175.5	192.1	(16.6)	(9)%
Pre-offering related compensation - share-based awards	15.0	21.1	(6.1)	(29)%
Total compensation and benefits	$190.5	$213.2	$(22.7)	(11)%
(1) Excluding share-based compensation
The decrease in salaries, incentive compensation, and benefits was driven primarily by a $17.1 million decline in incentive compensation paid to our investment and marketing professionals as a result of lower investment management fee revenue and $6.0 million of start-up costs related to the Developing World team incurred in the first quarter of 2015. The decreases were partially offset by increased costs related to an increase in our number of employees.
Restricted share-based compensation expense increased $3.6 million primarily as a result of restricted share-based awards granted in January 2016.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $6.1 million, as certain awards became fully vested during 2015 and 2016. The Class B awards will be fully vested on July 1, 2017.
Total salaries, incentive compensation and benefits was 49% and 46% of our revenues for the six months ended June 30, 2016, and 2015, respectively.
Other operating expenses
Other operating expenses decreased $4.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a $6.8 million reduction in distribution expenses. Distribution expenses decreased as a result of a decrease in our AUM sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer of assets from Investor Shares to Advisor Shares reduced our intermediary fees by approximately $1.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Other operating expenses includes a $4.0 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives.

Non-Operating Income (Loss)
Non-operating income (loss) for the six months ended June 30, 2015 includes $6.4 million of expense resulting from changes in the estimate of the payment obligation under the tax receivable agreements. The effect of changes in that estimate after the date of an exchange or sale that triggers a potential future payment under the agreements is included in net income. Similarly, the effect of changes in the estimate of enacted tax rates and in applicable tax laws are included in net income. No such changes were made in the six months ended June 30, 2016.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the six months ended June 30, 2016 and 2015, was 22.4% and 16.1%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 46% and 50% of Holdings’ earnings were not subject to corporate-level taxes for the six months ended June 30, 2016 and 2015, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of APAM’s Class A common stock between the grant date and vesting date.
Included in the tax provision for the six months ended June 30, 2015 are discrete tax benefits of $7.7 million related to changes in estimates associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, as a result of stock offerings, unit exchanges, and equity award grants. See Note 11, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$18.3	$23.8	$34.6	$43.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	25.0	35.5	49.1	69.4
Add back: Provision for income taxes	12.7	16.5	24.2	21.6
Add back: Pre-offering related compensation - share-based awards	7.2	10.7	15.0	21.1
Add back: Net loss on the tax receivable agreements	—	—	—	6.4
Less: Adjusted provision for income taxes	23.4	32.1	45.5	59.9
Adjusted net income (Non-GAAP)	$39.8	$54.4	$77.4	$101.9

Average shares outstanding
Class A common shares	38.0	36.0	37.5	34.3
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	3.9	3.3	3.6	3.2
Artisan Partners Holdings units outstanding (noncontrolling interest)	32.8	34.2	33.3	35.9
Adjusted shares	74.7	73.5	74.4	73.4

Basic and Diluted earnings per share (GAAP)	$0.38	$0.50	$0.74	$0.95
Adjusted net income per adjusted share (Non-GAAP)	$0.53	$0.74	$1.04	$1.39

Operating income (GAAP)	$58.9	$78.3	$113.7	$146.1
Add back: Pre-offering related compensation - share-based awards	7.2	10.7	15.0	21.1
Adjusted operating income (Non-GAAP)	$66.1	$89.0	$128.7	$167.2

Operating margin (GAAP)	32.6%	37.0%	32.0%	35.2%
Adjusted operating margin (Non-GAAP)	36.6%	42.1%	36.2%	40.3%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$18.3	$23.8	$34.6	$43.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	25.0	35.5	49.1	69.4
Add back: Pre-offering related compensation - share-based awards	7.2	10.7	15.0	21.1
Add back: Net loss on the tax receivable agreements	—	—	—	6.4
Add back: Interest expense	2.9	2.9	5.8	5.8
Add back: Provision for income taxes	12.7	16.5	24.2	21.6
Add back: Depreciation and amortization	1.2	1.1	2.4	2.1
Adjusted EBITDA (Non-GAAP)	$67.3	$90.5	$131.1	$169.7

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of June 30, 2016, and December 31, 2015.

	June 30, 2016	December 31, 2015
	(unaudited; in millions)
Cash and cash equivalents	$197.8	$166.2
Accounts receivable	$62.8	$60.1
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. The notes are comprised of three series, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The $100.0 million revolving credit facility was unused as of and for the six months ended June 30, 2016.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2016.
Distributions and Dividends
Artisan Partners Holdings distributions, including distributions to APAM for the three and six months ended June 30, 2016 and 2015, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$43.1	$54.6	$62.4	$96.7
Holdings Partnership Distributions to APAM	$50.8	$54.6	$73.2	$91.9
Total Holdings Partnership Distributions	$93.9	$109.2	$135.6	$188.6
On July 21, 2016, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $39.4 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.
APAM declared and paid the following dividends per share during the three and six months ended June 30, 2016 and 2015:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Quarterly	Class A Common	$0.60	$0.60	$1.20	$1.20
Special Annual	Class A Common	$—	$—	$0.40	$0.95
Subject to board approval each quarter, we expect to pay a quarterly dividend during 2016. On July 21, 2016, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on August 31, 2016 to shareholders of record as of August 17, 2016.
After the end of the year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.

As of June 30, 2016, we have generated approximately $11 million of cumulative TRA-related cash tax savings, net of TRA amounts paid to or due to limited partners. That $11 million is available for future dividends to Class A common stockholders. In addition, Artisan Partners Holdings has retained approximately $14 million of cash generated in 2015 and 2016 which is available for distribution to the partners of Artisan Partners Holdings, including APAM.
In addition to funding our normal operations, we will be required to fund amounts payable by us under the TRAs that we entered into in connection with the IPO.
Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $591.7 million liability as of June 30, 2016. The $591.7 million liability represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from certain of our investors and the exchange by certain of our investors of their common and preferred units of Holdings for our Class A common stock or convertible preferred stock after the IPO. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.
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
Cash Flows

	For the Six Months Ended June 30,
	2016	2015
	(unaudited; in millions)
Cash as of January 1	$166.2	$182.3
Net cash provided by operating activities	184.1	214.3
Net cash used in investing activities	(3.9)	(8.5)
Net cash used in financing activities	(148.6)	(172.6)
Cash as of June 30	$197.8	$215.5
Operating activities provided net cash of $184.1 million and $214.3 million for the six months ended June 30, 2016 and 2015, respectively. The $30.2 million decrease in cash provided by operating activities was primarily due to decreased revenues and operating income resulting from the decline in average AUM. For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $34.9 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $3.9 million and $8.5 million for the six months ended June 30, 2016 and 2015, respectively. The $4.6 million decrease in net cash used in investing activities was primarily due to a $5.8 million decrease in net purchases of investment securities for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Financing activities used net cash of $148.6 million and $172.6 million for the six months ended June 30, 2016 and 2015, respectively. The $24.0 million decrease in net cash used by financing activities was primarily the result of a $34.2 million decrease in distributions to limited partners and an $11.7 million decrease in dividends paid. The decrease in cash used was partially offset by $21 million of payments made related to the TRAs during the six months ended June 30, 2016. There were no payments made related to the TRAs during the six months ended June 30, 2015.

Certain Contractual Obligations
As of June 30, 2016, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $589.1 million at December 31, 2015, to $591.7 million at June 30, 2016. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make total payments of approximately $28 million in 2016 related to the TRAs, approximately $21 million of which we paid on April 15, 2016.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2016.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 7, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s unvested Class B common units are forfeited. Generally, the employee-partner’s vested Class B common units are exchanged for Class E common units; the employee-partner’s shares of APAM Class B common stock are canceled; and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There we no such issuances during the three months ended June 30, 2016.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2016 and 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: August 2, 2016
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)