Form 10-Q
period 2016-09-30
Artisan Partners Asset Management Inc.
filed 2016-11-01
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 28, 2016 were 42,111,819, 15,171,806 and 17,119,064, respectively.

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

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$212,609	$166,193
Accounts receivable	67,138	60,058
Investment securities	7,537	10,290
Property and equipment, net	22,419	17,995
Deferred tax assets	684,564	678,537
Prepaid expenses and other assets	12,704	12,773
Total assets	$1,006,971	$945,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$24,296	$27,132
Accrued incentive compensation	71,257	13,748
Borrowings	199,436	199,314
Amounts payable under tax receivable agreements	591,961	589,101
Total liabilities	886,950	829,295
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 42,075,587 and 39,432,605 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	421	394
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 16,646,957 and 18,327,222 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	167	183
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 15,735,296 and 15,649,101 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	157	157
Additional paid-in capital	114,402	116,448
Retained earnings	12,588	13,238
Accumulated other comprehensive income (loss)	(1,224)	(375)
Total stockholders’ equity	126,511	130,045
Noncontrolling interest - Artisan Partners Holdings	(6,490)	(13,494)
Total equity	120,021	116,551
Total liabilities and equity	$1,006,971	$945,846
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Management fees	$184,006	$198,233	$538,522	$611,888
Performance fees	75	80	856	1,573
Total revenues	$184,081	$198,313	$539,378	$613,461
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	89,585	91,159	265,076	283,294
Pre-offering related compensation - share-based awards	6,786	10,532	21,741	31,596
Total compensation and benefits	96,371	101,691	286,817	314,890
Distribution and marketing	8,080	10,612	24,642	34,010
Occupancy	3,321	3,113	9,688	9,079
Communication and technology	8,230	6,339	23,927	17,993
General and administrative	6,170	6,003	18,657	20,792
Total operating expenses	122,172	127,758	363,731	396,764
Total operating income	61,909	70,555	175,647	216,697
Non-operating income (loss)
Interest expense	(2,924)	(2,971)	(8,763)	(8,828)
Net investment income (loss)	862	14	908	439
Net gain (loss) on the tax receivable agreements	650	(5,820)	650	(12,247)
Total non-operating income (loss)	(1,412)	(8,777)	(7,205)	(20,636)
Income before income taxes	60,497	61,778	168,442	196,061
Provision for income taxes	15,110	11,630	39,261	33,209
Net income before noncontrolling interests	45,387	50,148	129,181	162,852
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	26,301	31,674	75,450	101,128
Net income attributable to Artisan Partners Asset Management Inc.	$19,086	$18,474	$53,731	$61,724

Basic and diluted earnings per share	$0.41	$0.44	$1.15	$1.38
Basic and diluted weighted average number of common shares outstanding	38,646,194	36,430,820	37,883,039	35,032,841
Dividends declared per Class A common share	$0.60	$0.60	$2.20	$2.75
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income before noncontrolling interests	$45,387	$50,148	$129,181	$162,852
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of ($28), $(305), $22, and ($236), respectively	723	(1,227)	860	(664)
Less: reclassification adjustment for gain (loss) included in net income	804	8	786	424
Net unrealized gain (loss) on investment securities	(81)	(1,235)	74	(1,088)
Foreign currency translation gain (loss)	(320)	(402)	(1,529)	(290)
Total other comprehensive income (loss)	(401)	(1,637)	(1,455)	(1,378)
Comprehensive income	44,986	48,511	127,726	161,474
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	26,115	30,773	74,844	100,325
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$18,871	$17,738	$52,882	$61,149

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2016	$394	$183	$157	$116,448	$13,238	$(375)	$(13,494)	$116,551
Net income	—	—	—	—	53,731	—	75,450	129,181
Other comprehensive income - foreign currency translation	—	—	—	—	—	(852)	(677)	(1,529)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	46	30	76
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,569)	—	(43)	3,610	(2)
Amortization of equity-based compensation	—	—	—	31,493	(409)	—	24,353	55,437
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	6,669	—	—	—	6,669
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)
Forfeitures	—	(1)	1	—	—	—	—	—
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—
Employee net share settlement	—	—	—	(422)	—	—	(340)	(762)
Exchange of subsidiary equity	16	(15)	(1)	—	—	—	—	—
Distributions	—	—	—	—	—	—	(95,333)	(95,333)
Dividends	—	—	—	(36,184)	(53,972)	—	(89)	(90,245)
Balance at September 30, 2016	$421	$167	$157	$114,402	$12,588	$(1,224)	$(6,490)	$120,021

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2015	$342	$215	$172	$93,524	$16,417	$206	$(3,377)	$107,499
Net income	—	—	—	—	61,724	—	101,128	162,852
Other comprehensive income - foreign currency translation	—	—	—	—	—	(144)	(146)	(290)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	(459)	(592)	(1,051)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(6,105)	—	29	6,039	(37)
Amortization of equity-based compensation	—	—	—	31,504	—	—	28,307	59,811
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	26,158	—	—	—	26,158
Issuance of Class A common stock, net of issuance costs	38	—	—	175,974	—	—	—	176,012
Forfeitures	—	(4)	3	1	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—
Employee net share settlement	—	—	—	(358)	—	—	(311)	(669)
Exchange of subsidiary equity	8	(4)	(4)	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(24)	(14)	(176,520)	—	—	—	(176,558)
Distributions	—	—	—	—	—	—	(135,174)	(135,174)
Dividends	—	—	—	(32,819)	(67,409)	—	(22)	(100,250)
Balance at September 30, 2015	$394	$183	$157	$111,353	$10,732	$(368)	$(4,148)	$118,303

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income before noncontrolling interests	$129,181	$162,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,816	3,177
Deferred income taxes	25,083	8,131
Capital gains on the sale of investment securities	(786)	(424)
Net (gain) loss on the tax receivable agreements	(650)	12,247
Loss on disposal of property and equipment	58	26
Amortization of debt issuance costs	336	336
Share-based compensation	55,437	59,811
Excess tax benefit on share-based awards	—	(984)
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(5,467)	1,793
Prepaid expenses and other assets	(1,799)	(1,811)
Accounts payable and accrued expenses	53,931	58,580
Class B liability awards	(1,422)	(5,008)
Deferred lease obligations	541	(97)
Net cash provided by operating activities	258,259	298,629
Cash flows from investing activities
Acquisition of property and equipment	(2,763)	(1,668)
Leasehold improvements	(3,808)	(1,963)
Proceeds from sale of investment securities	2,035	2,724
Purchase of investment securities	(14)	(6,750)
Change in restricted cash	—	36
Net cash used in investing activities	(4,550)	(7,621)
Cash flows from financing activities
Partnership distributions	(95,333)	(135,174)
Dividends paid	(90,245)	(100,250)
Change in other liabilities	—	(45)
Payment under the tax receivable agreements	(20,953)	(20,040)
Net proceeds from issuance of common stock	—	176,558
Payment of costs directly associated with the issuance of Class A common stock	—	(427)
Purchase of equity and subsidiary equity	—	(176,558)
Taxes paid related to employee net share settlement	(762)	(669)
Excess tax benefit on share-based awards	—	984
Net cash used in financing activities	(207,293)	(255,621)
Net increase (decrease) in cash and cash equivalents	46,416	35,387
Cash and cash equivalents
Beginning of period	166,193	182,284
End of period	$212,609	$217,671

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$31,132	$132,559
Establishment of amounts payable under tax receivable agreements	24,463	107,385
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management Inc. (“APAM” or “Artisan”) is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. Artisan has seven autonomous investment teams that manage a broad range of U.S., non-U.S. and global investment strategies. On October 14, 2016, Artisan announced that Chris Smith would join the Company as the founding portfolio manager of its eighth autonomous investment team, the Artisan Thematic team.
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2016, APAM held approximately 57% of the equity ownership interest in Holdings.
APAM has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Holdings’ general partner. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company”.
Holdings Unit Exchanges
During the nine months ended September 30, 2016, certain limited partners of Artisan Partners Holdings exchanged common units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock (the “Holdings Common Unit Exchanges”). The following common units were exchanged for APAM Class A common stock during the nine months ended September 30, 2016:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 3, 2016	764,971	—	754,971	10,000
Common units exchanged on May 3, 2016	761,673	—	751,673	10,000
Common units exchanged on August 2, 2016	67,426	—	42,426	25,000
Total Units Exchanged in 2016	1,594,070	—	1,549,070	45,000
The corresponding shares of APAM Class B and Class C common stock were immediately canceled upon exchange. The Holdings Common Unit Exchanges increased APAM’s equity ownership interest in Holdings and resulted in a combined increase to deferred tax assets of approximately $28.8 million and an increase in amounts payable under the tax receivable agreements of approximately $24.6 million.
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
Artisan serves as the investment adviser for Artisan Partners Funds, Inc. (“Artisan Funds”), a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and Artisan Partners Global Funds plc (“Artisan Global Funds”), a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model.
The Company makes initial seed investments in sponsored investment portfolios, including series of Artisan Funds and Artisan Global Funds, at the portfolio’s formation, which are made on the same terms as are available to other investors. If the seed investment results in a controlling financial interest, APAM consolidates the fund, and the underlying individual securities are accounted for as trading securities. Seed investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of September 30, 2016, APAM does not have a controlling financial interest in any sponsored investment portfolio or series of Artisan Funds or Artisan Global Funds and therefore does not consolidate these entities.

Recent accounting pronouncements
Accounting standards adopted as of January 1, 2016
In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU modified existing consolidation guidance for determining whether certain legal entities should be consolidated. The ASU eliminated the deferral under ASU 2010-10, Amendments for Certain Investment Funds, and as a result, the Company must apply the new guidance to all entities, including investment companies. The presumption that a general partner controls a limited partnership was eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate VIEs, in certain instances. The new guidance was effective on January 1, 2016, and did not impact the Company’s consolidated financial statements for the periods presented.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the note liability, rather than presented as an asset. The new guidance was effective on January 1, 2016, and requires a retrospective approach to adoption. At September 30, 2016 and December 31, 2015, the Company had approximately $0.6 million and $0.7 million, respectively, of debt issuance costs that met the criteria of this amendment and are now presented as a reduction to Borrowings in the Unaudited Condensed Consolidated Statements of Financial Condition.

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
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
Mutual funds	$7,220	$317	$—	$7,537
December 31, 2015
Mutual funds	$10,069	$832	$(611)	$10,290
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of December 31, 2015, the total fair value of investments in an unrealized loss position was $4.4 million. No impairment losses were recorded on these available-for-sale securities.

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2016 and December 31, 2015:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2016
Assets
Cash equivalents	$114,114	$114,114	$—	$—
Mutual funds	7,537	7,537	—	—

December 31, 2015
Assets
Cash equivalents	$49,005	$49,005	$—	$—
Mutual funds	10,290	10,290	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds and UCITS funds. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of September 30, 2016 and December 31, 2015.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended September 30, 2016 and 2015.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2016 and December 31, 2015:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	$—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $205.4 million as of September 30, 2016. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.8 million for the three months ended September 30, 2016 and 2015, and $8.3 million for the nine months ended September 30, 2016 and 2015.

As of September 30, 2016, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2016	$—
2017	60,000
2018	—
2019	50,000
2020	—
Thereafter	90,000
$200,000
Note 6. Noncontrolling interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2016, APAM held approximately 57% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock APAM issues. During the nine months ended September 30, 2016, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
As of December 31, 2015	39,432,605	33,976,323	73,408,928	54%
Issuance of APAM Restricted Shares (1)	1,082,035	—	1,082,035	—%
Holdings Common Unit Exchanges	1,594,070	(1,594,070)	—	3%
Restricted Share Award Net Share Settlement (1)	(28,225)	—	(28,225)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(4,898)	—	(4,898)	—%
As of September 30, 2016	42,075,587	32,382,253	74,457,840	57%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

	For the Nine Months Ended September 30,
	2016	2015
Additional paid-in capital	$(3,569)	$(6,105)
Noncontrolling interest - Artisan Partners Holdings	3,610	6,039
Accumulated other comprehensive income (loss)	(43)	29
Deferred tax assets	2	37
Net balance sheet impact	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $2.4 million for the nine months ended September 30, 2016 and $6.2 million for the nine months ended September 30, 2015.

Note 7. Stockholders’ Equity
APAM - Stockholders’ Equity
As of September 30, 2016 and December 31, 2015, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	September 30, 2016	December 31, 2015	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	42,075,587	39,432,605	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	16,646,957	18,327,222	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	15,735,296	15,649,101	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2016, Artisan’s employees held 3,305,873 restricted shares of Class A common stock subject to the agreement and all 16,646,957 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2016 and 2015:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2016	2015	2016	2015
Quarterly	Class A Common	$0.60	$0.60	$1.80	$1.80
Special Annual	Class A Common	$—	$—	$0.40	$0.95
APAM issued (canceled) the following shares during the nine months ended September 30, 2016:

	Total Stock	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2015	73,408,928	39,432,605	18,327,222	15,649,101
Holdings Common Unit Exchanges	—	1,594,070	(1,549,070)	(45,000)
Restricted Share Award Grants	1,082,035	1,082,035	—	—
Restricted Share Award Net Share Settlement	(28,225)	(28,225)	—	—
Employee/Partner Terminations	(4,898)	(4,898)	(131,195)	131,195
Balance at September 30, 2016	74,457,840	42,075,587	16,646,957	15,735,296
(1) There were 178,401 and 122,990 restricted stock units outstanding at September 30, 2016 and December 31, 2015, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2016 and 2015, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Holdings Partnership Distributions to Limited Partners	$32,910	$38,517	$95,333	$135,174
Holdings Partnership Distributions to APAM	39,568	42,623	112,809	134,530
Total Holdings Partnership Distributions	$72,478	$81,140	$208,142	$269,704
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 8. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Salaries, incentive compensation and benefits (1)	$77,997	$81,392	$232,305	$255,969
Restricted share-based award compensation expense	11,588	9,767	32,771	27,325
Total salaries, incentive compensation and benefits	89,585	91,159	265,076	283,294
Pre-offering related compensation - share-based awards	6,786	10,532	21,741	31,596
Total compensation and benefits	$96,371	$101,691	$286,817	$314,890
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

Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. As of September 30, 2016, 9,252,002 shares of Class A common stock were reserved and available for issuance under the Plan.
During the nine months ended September 30, 2016, Artisan granted 1,082,035 restricted stock awards and 20,625 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2016 grants is expected to be approximately $33.6 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.

As of January 1, 2016, the Company’s accounting policy is to record the impact of forfeitures when they occur. During the nine months ended September 30, 2016, compensation expense was reversed for 4,898 forfeited restricted stock awards.
The following table summarizes the restricted share-based award activity for the nine months ended September 30, 2016:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2016	$51.58	2,861,984
Granted	$30.51	1,102,660
Forfeited	$47.64	(4,898)
Vested	$51.98	(553,248)
Unvested at September 30, 2016	$44.81	3,406,498
Compensation expense recognized related to the restricted share-based awards was $11.6 million and $9.7 million for the three months ended September 30, 2016 and 2015, respectively, and $32.8 million and $27.3 million for the nine months ended September 30, 2016 and 2015, respectively. The unrecognized compensation expense for the unvested awards as of September 30, 2016 was $122.6 million with a weighted average recognition period of 3.3 years remaining. The initial requisite service period and remaining weighted average recognition period for all types of restricted share-based awards are substantially equivalent.
During the nine months ended September 30, 2016, the Company withheld a total of 28,225 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.8 million in employee tax withholding obligations related to employee share transactions. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
Historical redemption of Class B awards
Holdings historically redeemed the Class B awards of partners whose employment was terminated. The redemption value of the awards was determined in accordance with the terms of the grant agreement pursuant to which the award was granted. The remaining redemption payment liability for Class B awards of partners whose services to Holdings terminated prior to the IPO was $4.2 million and $5.6 million as of September 30, 2016 and December 31, 2015, respectively. Payments of $1.4 million and $5.0 million were made during the nine months ended September 30, 2016 and 2015, respectively.
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
The following table summarizes the activity related to unvested Class B awards for the nine months ended September 30, 2016:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2016	$30.00	2,348,334
Granted	—	—
Forfeited	—	—
Vested	$30.00	(1,411,731)
Unvested at September 30, 2016	$30.00	936,603

Compensation expense recognized related to the unvested Class B awards was $6.7 million and $10.5 million for the three months ended September 30, 2016 and 2015, respectively, and $21.7 million and $31.6 million for the nine months ended September 30, 2016 and 2015, respectively. The unrecognized compensation expense for the unvested Class B awards as of September 30, 2016 was $19.0 million with a weighted average recognition period of 0.8 years remaining.
Note 9. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that, for the three and nine months ended September 30, 2016, approximately 47% of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM's equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of APAM’s Class A common stock between the grant date and vesting date.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Current:
Federal	$6,055	$9,797	$11,963	$21,911
State and local	661	1,355	1,711	2,896
Foreign	159	108	504	271
Total	6,875	11,260	14,178	25,078
Deferred:
Federal	7,790	350	23,727	14,979
State and local	445	20	1,356	(6,848)
Total	8,235	370	25,083	8,131
Income tax expense	$15,110	$11,630	$39,261	$33,209
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
Transactions during the nine months ended September 30, 2016 resulted in the following impact to deferred tax assets and amounts payable under the TRAs:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
December 31, 2015	$589,101	$660,254
2016 Exchanges	24,463	28,780
Amortization	—	(26,912)
Payments under TRA	(20,953)	—
Change in estimate	(650)	(336)
September 30, 2016	$591,961	$661,786
Net deferred tax assets comprise the following:

	As of September 30, 2016	As of December 31, 2015
Deferred tax assets:
Amortizable basis (1)	$661,786	$660,254
Other (2)	22,778	18,283
Total deferred tax assets	684,564	678,537
Less: valuation allowance (3)	—	—
Net deferred tax assets	$684,564	$678,537
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of September 30, 2016 and December 31, 2015.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2016, U.S. federal income tax returns for the years 2013 through 2015 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2012 to 2015. Foreign tax returns are generally subject to examination from 2012 to 2015.

Note 10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of September 30, 2016	As of December 31, 2015
Unrealized gain (loss) on investments, net of tax	$115	$77
Foreign currency translation gain (loss)	(1,339)	(452)
Accumulated other comprehensive income (loss)	$(1,224)	$(375)
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
The computation of basic and diluted earnings per share under the two-class method for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2016	2015	2016	2015
Numerator:
Net income attributable to APAM	$19,086	$18,474	$53,731	$61,724
Less: Allocation to participating securities	3,407	2,574	10,294	13,480
Net income available to common stockholders	$15,679	$15,900	$43,437	$48,244
Denominator:
Weighted average shares outstanding	38,646,194	36,430,820	37,883,039	35,032,841
Earnings per share	$0.41	$0.44	$1.15	$1.38
Allocation to participating securities generally represents dividends paid to holders of unvested restricted share-based awards. There were no dilutive securities outstanding during the nine months ended September 30, 2015 and 2016. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested share-based awards are also anti-dilutive because they are considered participating securities.

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2016	2015	2016	2015
Holdings limited partnership units	32,406,438	34,078,421	32,955,746	35,288,887
Unvested restricted share-based awards	3,590,680	3,027,787	3,622,230	3,116,835
Total	35,997,118	37,106,208	36,577,976	38,405,722

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
Note 13. Related Party Transactions
Several of the current named executive officers of APAM and certain members of APAM’s board (or their affiliates) are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
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
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment management fees:
Artisan Funds	$115,742	$130,842	$341,977	$404,013
Fee waiver / expense reimbursement:
Artisan Funds	$178	$317	$534	$368
Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment adviser to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.75%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $1.4 million and $1.3 million due from Artisan Global Funds as of September 30, 2016 and December 31, 2015, respectively.
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment management fees:
Artisan Global Funds	$4,266	$3,807	$11,558	$11,376
Fee waiver / expense reimbursement:
Artisan Global Funds	$48	$102	$309	$346

Note 14. Subsequent Events
Distributions and dividends
On October 25, 2016, the board of directors of APAM declared a distribution by Artisan Partners Holdings of $35.9 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on November 30, 2016, to shareholders of record as of November 16, 2016.

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
We have seven autonomous investment teams that manage a broad range of U.S., non-U.S., and global investment strategies. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates. On October 14, 2016, we announced that Chris Smith would join the Company as the founding portfolio manager of our eighth autonomous investment team, the Artisan Thematic team. Also on October 14, 2016, Scott Satterwhite, a portfolio manager with the U.S. Value Team, retired, consistent with the transition plan announced by us in September 2013.
Assets Under Management

During the three and nine months ended September 30, 2016, global equity markets were volatile and generated mixed returns. Our AUM was $99.8 billion at September 30, 2016, an increase of $4.8 billion, or 5.1%, compared to $95.0 billion at June 30, 2016, as a result of $5.8 billion in market appreciation partially offset by $935 million of net client cash outflow. Compared to September 30, 2015, AUM increased $2.8 billion, or 2.9%, due to $9.4 billion in market appreciation and $6.6 billion of net client cash outflows.

Business and Financial Highlights

•
At quarter-end, the 5-year average annual returns of 8 of our 11 investment strategies with 5-year track records exceeded the returns of the applicable benchmark. Our Global Opportunities and Global Equity strategies, both of which are open to new clients and investors and have realizable capacity, beat their benchmarks on a gross basis by over 600 and 450 basis points, respectively, over the 5-year period.

•	At quarter-end, the 10-year average annual returns of 7 of our 8 investment strategies with 10-year track records exceeded the returns of the applicable benchmark.

•
Firm-wide net outflows of $935 million during the third quarter were primarily driven by net outflows from the Non-U.S. Growth strategy, which we closed to most new retail and intermediary investors in February 2016.

•
During the third quarter, five of our seven investment teams experienced positive net flows. Our High Income, Developing World, Global Opportunities, and Global Equity strategies raised $139 million, $91 million, $536 million, and $182 million in net client cash inflows, respectively. All four strategies are open to new clients and investors.

•	Revenues were $539.4 million for the nine months ended September 30, 2016, a 12% decrease from revenues of $613.5 million for the nine months ended September 30, 2015.

•
Operating margin was 32.6% for the nine months ended September 30, 2016 compared to 35.3% for the nine months ended September 30, 2015. Adjusted operating margin was 36.6% for the nine months ended September 30, 2016 compared to 40.5% for the nine months ended September 30, 2015.

•
Net income attributable to APAM was $53.7 million, or $1.15 per basic and diluted share, for the nine months ended September 30, 2016 compared to $61.7 million, or $1.38 per basic and diluted share, for the nine months ended September 30, 2015. Adjusted net income per adjusted share was $1.60 for the nine months ended September 30, 2016 compared to $2.06 for the nine months ended September 30, 2015.

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
Our employees and other limited partners of Holdings held approximately 43% of the equity interests in Holdings as of September 30, 2016. As a result, our post-IPO results reflect that significant noncontrolling interest.

2016 Unit Exchanges
During the nine months ended September 30, 2016, certain limited partners of Holdings exchanged 1,594,070 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,594,070 shares of Class A common stock. In connection with the exchanges, APAM received 1,594,070 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 54% at December 31, 2015 to 57% at September 30, 2016, as a result of these exchanges and other equity transactions during the period.
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
Transactions during the nine months ended September 30, 2016, resulted in the following impact to deferred tax assets and amounts payable under the TRAs:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
	(unaudited; in millions)
December 31, 2015	$589.1	$660.3
2016 Exchanges	24.6	28.8
Amortization	—	(27.0)
Payments under TRA	(21.0)	—
Change in estimate	(0.7)	(0.3)
September 30, 2016	$592.0	$661.8
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. During the nine months ended September 30, 2016, market appreciation increased our AUM by 4.6%. The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
S&P 500 total returns	3.9%	(6.4)%	7.8%	(5.3)%
MSCI All World total returns	5.3%	(9.4)%	6.6%	(7.0)%
MSCI EAFE total returns	6.4%	(10.2)%	1.7%	(5.3)%
Russell Midcap® total returns	4.5%	(8.0)%	10.3%	(5.8)%

Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	(unaudited; dollars in millions)
Assets under management at period end	$99,817		$96,968		$99,817		$96,968
Average assets under management (1)	$98,234		$104,723		$95,926		$108,166
Net client cash flows	$(935)		$(1,302)		$(4,593)		$(3,833)
Total revenues	$184.1		$198.4		$539.4		$613.5
Weighted average fee (2)	74	bps	75	bps	75	bps	76	bps
Operating margin	33.6%		35.6%		32.6%		35.3%
Adjusted operating margin (3)	37.3%		40.9%		36.6%		40.5%

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

The weighted average fee represents annualized investment management fees as a percentage of average assets under management for the applicable period. We have historically been disciplined about maintaining our rates of fees. Over time, industry-wide fee pressure could cause us to reduce our fees. The decrease in the weighted average fee rate is a result of the shift in the mix of our AUM between our investment strategies and vehicles, primarily the reduction in the proportion of our total assets managed through Artisan Partners Funds.
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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total AUM:

	For the Three Months Ended September 30,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Beginning assets under management	$94,959	$109,174	$(14,215)	(13.0)%
Gross client cash inflows	4,219	4,179	40	1.0%
Gross client cash outflows	(5,154)	(5,481)	327	6.0%
Net client cash flows	(935)	(1,302)	367	28.2%
Market appreciation (depreciation) (1)	5,793	(10,904)	16,697	153.1%
Net transfers (2)	—	—	—	—%
Ending assets under management	$99,817	$96,968	$2,849	2.9%
Average assets under management	$98,234	$104,723	$(6,489)	(6.2)%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	For the Nine Months Ended September 30,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Beginning assets under management	$99,848	$107,915	$(8,067)	(7.5)%
Gross client cash inflows	12,582	13,700	(1,118)	(8.2)%
Gross client cash outflows	(17,176)	(17,533)	357	2.0%
Net client cash flows	(4,594)	(3,833)	(761)	(19.9)%
Market appreciation (depreciation) (1)	4,563	(7,114)	11,677	164.1%
Net transfers (2)	—	—	—	—%
Ending assets under management	$99,817	$96,968	$2,849	2.9%
Average assets under management	$95,926	$108,166	$(12,240)	(11.3)%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We discuss realizable capacity in general, rather than discussing the capacity of our strategies in precise dollar amounts, because capacity is affected by a number of factors, evolves over time, and is subject to change. We are confident that we have sufficient realizable capacity to continue to thoughtfully grow. In particular, we believe that we currently have realizable capacity in our Global Opportunities and Global Equity strategies, where we believe we are well-positioned to take advantage of client and investor demand. The Global Opportunities strategy had $536 million and $888 million of net client cash inflows during the three and nine months ended September 30, 2016, respectively, and the Global Equity strategy had $182 million and $158 million of net client cash inflows during the three and nine months ended September 30, 2016, respectively. If these strategies continue to perform well relative to their benchmarks and global strategies remain in demand, we expect that they will gather assets.

Across the firm, we experienced total net outflows of $935 million and $4.6 billion during the three and nine months ended September 30, 2016, respectively. The strategies managed by our U.S. Value team experienced total net outflows of $481 million and $3.5 billion during the three and nine months ended September 30, 2016, respectively, as a result of extended underperformance and our cessation of the U.S. Small-Cap Value strategy in the second quarter of 2016. During the second quarter, we ceased managing assets in the U.S. Small-Cap Value strategy and reorganized Artisan Small Cap Value Fund into Artisan Mid Cap Value Fund. This reorganization resulted in net outflows of approximately $518 million and the transfer of approximately $180 million of assets from Artisan Small Cap Value Fund to Artisan Mid Cap Value Fund. If client trends continue, we expect the team’s strategies will continue to experience net outflows.
Our Non-U.S. Growth strategy had net outflows of $1.1 billion and $2.3 billion, respectively, for the three and nine months ended September 30, 2016. As previously announced, we closed the strategy to most new retail and intermediary investors in February 2016, and we further closed the strategy to most new institutional investors and employee benefit plans in October 2016. The U.S. Mid-Cap Growth strategy had net outflows of $337 million and $1.1 billion, respectively, for the three and nine months ended September 30, 2016.
Our High Income strategy, which we launched in March 2014, generated net inflows of $139 million and $612 million during the three and nine months ended September 30, 2016, respectively. We also continued to see strong interest in our Developing World strategy, which launched at the end of June 2015 and has generated a total of $771 million in net inflows since that time. Our Global Value strategy, which we re-opened to investors through our pooled vehicles in the fourth quarter of 2015, generated $207 million of net inflows during the nine months ended September 30, 2016, after several quarters of net outflows.
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
In addition to our Global Value strategy which is partially closed as described above, as of the date of this filing, our Non-U.S. Growth, Non-U.S. Small-Cap Growth, Non-U.S. Value, U.S. Mid-Cap Growth, U.S. Mid-Cap Value and U.S. Small-Cap Growth strategies are closed to most new investors and client relationships.
When we close a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities, which means that during a given period we could have net client cash inflows even in a closed strategy. For example, during the three and nine months ended September 30, 2016, our Non-U.S. Value strategy, which is closed to most new investors and client relationships, had $232 million and $689 million in net client cash inflows. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows.
In November 2016 we expect the Artisan Funds will make their annual income and capital gains distributions. Based on our current estimates, we expect this year’s distributions to result in about $250 million of net client cash outflows from investors who choose not to reinvest their dividends. In November 2015 those distributions resulted in about $616 million of net client cash outflows.
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

The table below sets forth the total AUM for each of our investment teams and strategies as of September 30, 2016, the inception date for each investment composite, and the average annual total returns for each composite and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2016. Returns for periods of less than one year are not annualized.

								Average Annual Value-Added(1) Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$27,179	6.71%	1.44%	11.11%	4.83%	10.14%	580
MSCI EAFE Index			6.52%	0.48%	7.38%	1.82%	4.34%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$1,097	4.32%	2.44%	12.25%	7.41%	13.50%	360
MSCI EAFE Small Cap Index			12.33%	5.08%	11.06%	4.39%	9.90%
Global Equity Strategy	4/1/2010	$1,185	8.96%	6.24%	15.57%	N/A	11.60%	448
MSCI All Country World Index			11.96%	5.17%	10.62%	N/A	7.12%
Global Small-Cap Growth Strategy	7/1/2013	$77	(2.56)%	0.70%	N/A	N/A	2.13%	(643)
MSCI All Country World Small Cap Index			14.21%	5.66%	N/A	N/A	8.56%
U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$6,524	15.41%	5.06%	13.65%	9.12%	13.24%	415
Russell Midcap® Index			14.25%	9.69%	16.65%	8.31%	9.09%
Russell Midcap® Value Index			17.26%	10.48%	17.35%	7.88%	9.84%
Value Equity Strategy	7/1/2005	$1,641	25.58%	7.82%	13.76%	7.30%	7.88%	3
Russell 1000® Index			14.93%	10.77%	16.39%	7.39%	7.84%
Russell 1000® Value Index			16.20%	9.70%	16.13%	5.85%	6.82%
Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$14,496	9.34%	7.01%	15.51%	11.18%	15.16%	505
Russell Midcap® Index			14.25%	9.69%	16.65%	8.31%	10.11%
Russell Midcap® Growth Index			11.24%	8.89%	15.83%	8.50%	8.62%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,382	16.73%	7.28%	16.91%	9.29%	10.19%	117
Russell 2000® Index			15.47%	6.70%	15.80%	7.07%	9.02%
Russell 2000® Growth Index			12.12%	6.58%	16.13%	8.28%	7.28%
Global Opportunities Strategy	2/1/2007	$9,329	20.64%	10.29%	17.05%	N/A	9.90%	645
MSCI All Country World Index			11.96%	5.17%	10.62%	N/A	3.45%
Global Value Team
Non-U.S. Value Strategy	7/1/2002	$17,905	10.52%	4.63%	13.32%	7.78%	12.44%	670
MSCI EAFE Index			6.52%	0.48%	7.38%	1.82%	5.74%
Global Value Strategy	7/1/2007	$15,091	13.41%	7.18%	15.20%	N/A	7.93%	526
MSCI All Country World Index			11.96%	5.17%	10.62%	N/A	2.67%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$235	29.40%	2.54%	4.06%	4.04%	4.53%	21
MSCI Emerging Markets Index			16.78%	(0.56)%	3.03%	3.94%	4.33%
Credit Team
High Income Strategy(2)	4/1/2014	$1,784	12.63%	N/A	N/A	N/A	7.01%	334
BofA Merrill Lynch High Yield Master II Index			12.82%	N/A	N/A	N/A	3.67%
Developing World Team
Developing World Strategy	7/1/2015	$892	27.38%	N/A	N/A	N/A	5.11%	840
MSCI Emerging Markets Index			16.78%	N/A	N/A	N/A	(3.29)%
Total Assets Under Management		$99,817
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

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
September 30, 2016	(unaudited; in millions)
Beginning assets under management	$29,322	$8,280	$24,160	$30,698	$213	$1,563	$723	$94,959
Gross client cash inflows	949	297	1,268	1,353	4	232	116	4,219
Gross client cash outflows	(1,941)	(779)	(1,114)	(1,202)	(2)	(92)	(24)	(5,154)
Net client cash flows	(992)	(482)	154	151	2	140	92	(935)
Market appreciation (depreciation)	1,208	367	1,893	2,147	20	81	77	5,793
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$29,538	$8,165	$26,207	$32,996	$235	$1,784	$892	$99,817
Average assets under management	$29,680	$8,238	$25,508	$32,073	$228	$1,698	$809	$98,234
September 30, 2015
Beginning assets under management	$34,625	$14,889	$25,706	$32,595	$623	$726	10	$109,174
Gross client cash inflows	1,663	353	1,260	488	34	262	119	4,179
Gross client cash outflows	(1,469)	(1,989)	(1,147)	(812)	(7)	(56)	(1)	(5,481)
Net client cash flows	194	(1,636)	113	(324)	27	206	118	(1,302)
Market appreciation (depreciation)	(4,539)	(1,454)	(2,082)	(2,682)	(117)	(20)	(10)	(10,904)
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$30,280	$11,799	$23,737	$29,589	$533	$912	118	$96,968
Average assets under management	$33,096	$13,333	$25,339	$31,513	$573	$813	56	$104,723
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	By Investment Team
Nine Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
September 30, 2016	(unaudited; in millions)
Beginning assets under management	$32,434	$10,369	$24,929	$30,182	$571	$989	$374	$99,848
Gross client cash inflows	3,061	1,224	3,223	3,715	7	909	443	12,582
Gross client cash outflows	(5,377)	(4,681)	(3,551)	(2,819)	(398)	(298)	(52)	(17,176)
Net client cash flows	(2,316)	(3,457)	(328)	896	(391)	611	391	(4,594)
Market appreciation (depreciation)	(580)	1,253	1,606	1,918	55	184	127	4,563
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$29,538	$8,165	$26,207	$32,996	$235	$1,784	$892	$99,817
Average assets under management	$29,904	$8,873	$24,075	$30,701	$314	$1,432	$627	$95,926
September 30, 2015
Beginning assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$—	$107,915
Gross client cash inflows	5,833	1,663	3,608	1,937	38	491	130	13,700
Gross client cash outflows	(3,664)	(6,567)	(4,004)	(2,945)	(203)	(149)	(1)	(17,533)
Net client cash flows	2,169	(4,904)	(396)	(1,008)	(165)	342	129	(3,833)
Market appreciation (depreciation)	(3,341)	(1,409)	(366)	(1,884)	(108)	5	(11)	(7,114)
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$30,280	$11,799	$23,737	$29,589	$533	$912	$118	$96,968
Average assets under management(2)	$33,567	$15,498	$25,301	$32,413	$660	$709	$56	$108,166
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle. (2) For the Developing World team, average assets under management is for the period between June 29, 2015, when the team's strategy began investment operations, and September 30, 2015.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of September 30, 2016(1)		As of September 30, 2015(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$65,047	65.2%	$61,248	63.2%
Intermediary	29,569	29.6%	30,407	31.3%
Retail	5,201	5.2%	5,313	5.5%
Ending Assets Under Management	$99,817	100.0%	$96,968	100%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2016	(unaudited; in millions)
Beginning assets under management	$50,206	$44,753	$94,959
Gross client cash inflows	3,323	896	4,219
Gross client cash outflows	(3,907)	(1,247)	(5,154)
Net client cash flows	(584)	(351)	(935)
Market appreciation (depreciation)	2,904	2,889	5,793
Net transfers (1)	(46)	46	—
Ending assets under management	$52,480	$47,337	$99,817
Average assets under management	$51,692	$46,542	$98,234
September 30, 2015
Beginning assets under management	$60,271	$48,903	$109,174
Gross client cash inflows	3,370	809	4,179
Gross client cash outflows	(4,038)	(1,443)	(5,481)
Net client cash flows	(668)	(634)	(1,302)
Market appreciation (depreciation)	(6,178)	(4,726)	(10,904)
Net transfers (1)	(54)	54	—
Ending assets under management	$53,371	$43,597	$96,968
Average assets under management	$57,674	$47,049	$104,723
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2016	(unaudited; in millions)
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	9,753	2,830	12,583
Gross client cash outflows	(12,859)	(4,318)	(17,177)
Net client cash flows	(3,106)	(1,488)	(4,594)
Market appreciation (depreciation)	2,158	2,405	4,563
Net transfers (1)	(98)	98	—
Ending assets under management	$52,480	$47,337	$99,817
Average assets under management	$51,072	$44,854	$95,926
September 30, 2015
Beginning assets under management	$60,257	$47,658	$107,915
Gross client cash inflows	10,367	3,333	13,700
Gross client cash outflows	(12,887)	(4,646)	(17,533)
Net client cash flows	(2,520)	(1,313)	(3,833)
Market appreciation (depreciation)	(4,108)	(3,006)	(7,114)
Net transfers (1)	(258)	258	—
Ending assets under management	$53,371	$43,597	$96,968
Average assets under management	$59,890	$48,276	$108,166
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended September 30, 2016, Compared to Three months ended September 30, 2015

	For the Three Months Ended September 30,		For the Period-to-Period
	2016	2015	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$184.1	$198.4	$(14.3)	(7)%
Operating Expenses
Total compensation and benefits	96.3	101.7	(5.4)	(5)%
Other operating expenses	25.8	26.1	(0.3)	(1)%
Total operating expenses	122.1	127.8	(5.7)	(4)%
Total operating income	62.0	70.6	(8.6)	(12)%
Non-operating income (loss)
Interest expense	(3.0)	(3.0)	—	—%
Other non-operating income	1.6	(5.8)	7.4	128%
Total non-operating income (loss)	(1.4)	(8.8)	7.4	84%
Income before income taxes	60.6	61.8	(1.2)	(2)%
Provision for income taxes	15.1	11.6	3.5	30%
Net income before noncontrolling interests	45.5	50.2	(4.7)	(9)%
Less: Noncontrolling interests - Artisan Partners Holdings	26.4	31.8	(5.4)	(17)%
Net income attributable to Artisan Partners Asset Management Inc.	$19.1	$18.4	$0.7	4%

Basic and diluted earnings per share - Class A common shares	$0.41	$0.44
Weighted average shares of Class A common stock outstanding	38,646,194	36,430,820
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
The decrease in revenues of $14.3 million, or 7%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was driven primarily by a $6.5 billion, or 6%, decrease in our average AUM.
Our weighted average investment management fee was 74 basis points for the three months ended September 30, 2016 compared to 75 basis points for the three months ended September 30, 2015. The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2016	2015	2016	2015
	(unaudited; dollars in millions)
Investment management fees	$64.1	$63.7	$120.0	$134.7
Weighted average fee	55 basis points	54 basis points	92 basis points	93 basis points
Percentage of ending AUM	47%	45%	53%	55%

Operating Expenses
The decrease in total operating expenses of $5.7 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily a result of lower incentive compensation and third-party distribution expenses, both of which fluctuate with revenue and AUM.
In October 2016, we announced that Chris Smith would join the Company as the founding portfolio manager of our eighth autonomous investment team, the Artisan Thematic team. We expect to incur between approximately $3 million to $4 million of operating expenses in the fourth quarter related to the establishment of the investment team and other employee hires made in the fourth quarter.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$78.0	$81.5	$(3.5)	(4)%
Restricted share-based award compensation expense	11.6	9.7	1.9	20%
Total salaries, incentive compensation and benefits	89.6	91.2	(1.6)	(2)%
Pre-offering related compensation - share-based awards	6.8	10.5	(3.7)	(35)%
Total compensation and benefits	$96.4	$101.7	$(5.3)	(5)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation, and benefits was driven primarily by a $4.2 million decline in incentive compensation paid to our investment and marketing professionals as a result of lower investment management fee revenue. The decreases were partially offset by increased costs related to an increase in our number of employees.
Restricted share-based award compensation expense increased $1.9 million primarily as a result of our January 2016 grant of 1,082,035 restricted stock awards and 20,625 restricted stock units of Class A common stock to certain of our employees. Total compensation expense associated with the 2016 grants is expected to be approximately $33.6 million.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $3.7 million as certain awards became fully vested during 2015 and 2016. The Class B awards will be fully vested on July 1, 2017.
Total salaries, incentive compensation and benefits was 49% and 46% of our revenues for the three months ended September 30, 2016, and 2015, respectively.
Other operating expenses
Other operating expenses decreased $0.3 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a $2.3 million reduction in distribution expenses. Distribution expenses decreased as a result of a decrease in our AUM sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer of assets from Investor Shares to Advisor Shares reduced our intermediary fees by approximately $0.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Other operating expenses includes a $1.8 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives. We expect to continue to invest in technology to support our investment teams, distribution efforts, and scalable operations.
Non-Operating Income (Loss)
Non-operating income (loss) for the three months ended September 30, 2016 includes $0.7 million of income resulting from changes in the estimate of the payment obligation under the tax receivable agreements, compared to $5.8 million of expense for the three months ended September 30, 2015. The effect of changes in that estimate after the date of an exchange or sale is included in net income. Similarly, the effect of changes in the estimate of enacted tax rates and in applicable tax laws are included in net income.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2016 and 2015, was 25.0% and 18.8%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 47% and 50% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended September 30, 2016 and 2015, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of APAM’s Class A common stock between grant date and vesting date.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, as a result of unit exchanges and equity award grants. See Note 11, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Nine months ended September 30, 2016, Compared to Nine months ended September 30, 2015

	For the Nine Months Ended September 30,		For the Period-to-Period
	2016	2015	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$539.4	$613.5	$(74.1)	(12)%
Operating Expenses
Total compensation and benefits	286.8	314.9	(28.1)	(9)%
Other operating expenses	76.9	81.9	(5.0)	(6)%
Total operating expenses	363.7	396.8	(33.1)	(8)%
Total operating income	175.7	216.7	(41.0)	(19)%
Non-operating income (loss)
Interest expense	(8.8)	(8.8)	—	—%
Other non-operating income	1.6	(11.8)	13.4	114%
Total non-operating income (loss)	(7.2)	(20.6)	13.4	65%
Income before income taxes	168.5	196.1	(27.6)	(14)%
Provision for income taxes	39.3	33.2	6.1	18%
Net income before noncontrolling interests	129.2	162.9	(33.7)	(21)%
Less: Noncontrolling interests - Artisan Partners Holdings	75.5	101.2	(25.7)	(25)%
Net income attributable to Artisan Partners Asset Management Inc.	$53.7	$61.7	$(8.0)	(13)%

Basic and diluted earnings per share - Class A common shares	$1.15	$1.38
Weighted average shares of Class A common stock outstanding	37,883,039	35,032,841
Revenues
The decrease in revenues of $74.1 million, or 12%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was driven primarily by a $12.2 billion, or 11%, decrease in our average AUM.

Our weighted average investment management fee rate was 75 basis points for the nine months ended September 30, 2016, compared to 76 basis points for the nine months ended September 30, 2015. The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2016	2015	2016	2015
	(unaudited; dollars in millions)
Investment management fees	$185.8	$198.1	$353.5	$415.4
Weighted average fee	55 basis points	55 basis points	92 basis points	93 basis points
Percentage of ending AUM	47%	45%	53%	55%
Operating Expenses
The decrease in total operating expenses of $33.1 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily a result of lower incentive compensation and third-party distribution expenses and costs incurred in 2015 associated with the formation of our Developing World team.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2016	2015	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$232.3	$256.0	$(23.7)	(9)%
Restricted share-based award compensation expense	32.8	27.3	5.5	20%
Total salaries, incentive compensation and benefits	265.1	283.3	(18.2)	(6)%
Pre-offering related compensation - share-based awards	21.7	31.6	(9.9)	(31)%
Total compensation and benefits	$286.8	$314.9	$(28.1)	(9)%
(1) Excluding share-based compensation
The decrease in salaries, incentive compensation, and benefits was driven primarily by a $21.2 million decline in incentive compensation paid to our investment and marketing professionals as a result of lower investment management fee revenue and $6.0 million of start-up costs related to the Developing World team incurred in the first quarter of 2015. The decreases were partially offset by increased costs related to an increase in our number of employees.
Restricted share-based award compensation expense increased $5.5 million primarily as a result of restricted share-based awards granted in January 2016.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $9.9 million, as certain awards became fully vested during 2015 and 2016. The Class B awards will be fully vested on July 1, 2017.
Total salaries, incentive compensation and benefits was 49% and 46% of our revenues for the nine months ended September 30, 2016, and 2015, respectively.
Other operating expenses
Other operating expenses decreased $5.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a $9.4 million reduction in distribution expenses. Distribution expenses decreased as a result of a decrease in our AUM sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer of assets from Investor Shares to Advisor Shares reduced our intermediary fees by approximately $2.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Other operating expenses includes a $5.9 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives.

Non-Operating Income (Loss)
Non-operating income (loss) for the nine months ended September 30, 2016 includes $0.7 million of income resulting from changes in the estimate of the payment obligation under the tax receivable agreements, compared to $12.2 million of expense for the nine months ended September 30, 2015. The effect of changes in that estimate after the date of an exchange or sale is included in net income. Similarly, the effect of changes in the estimate of enacted tax rates and in applicable tax laws are included in net income.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the nine months ended September 30, 2016 and 2015, was 23.3% and 16.9%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 47% and 50% of Holdings’ earnings were not subject to corporate-level taxes for the nine months ended September 30, 2016 and 2015, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of APAM’s Class A common stock between the grant date and vesting date.
Included in the tax provision for the nine months ended September 30, 2015 is a discrete tax benefit of $8.3 million related to changes in estimates associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, as a result of stock offerings, unit exchanges, and equity award grants. See Note 11, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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

•
Adjusted EBITDA represents adjusted net income before taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income attributable to non-controlling interests, pre-offering related compensation and net gain (loss) on the tax receivable agreements.

Pre-offering related compensation includes the amortization of unvested Class B common units of Artisan Partners Holdings that were granted before and were unvested at our IPO, which closed on March 12, 2013.

Net gain (loss) on tax receivable agreements represents the income (expense) associated with the change in valuation of amounts payable under the tax receivable agreements entered into in connection with APAM’s initial public offering and related reorganization.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$19.1	$18.4	$53.7	$61.7
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	26.4	31.8	75.5	101.2
Add back: Provision for income taxes	15.1	11.6	39.3	33.2
Add back: Pre-offering related compensation - share-based awards	6.7	10.5	21.7	31.6
Add back: Net (gain) loss on the tax receivable agreements	(0.7)	5.8	(0.7)	12.2
Less: Adjusted provision for income taxes	24.6	28.9	70.1	88.8
Adjusted net income (Non-GAAP)	$42.0	$49.2	$119.4	$151.1

Average shares outstanding
Class A common shares	38.6	36.4	37.9	35.0
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	3.6	3.0	3.6	3.1
Artisan Partners Holdings units outstanding (noncontrolling interest)	32.4	34.1	33.0	35.3
Adjusted shares	74.6	73.5	74.5	73.4

Basic and diluted earnings per share (GAAP)	$0.41	$0.44	$1.15	$1.38
Adjusted net income per adjusted share (Non-GAAP)	$0.56	$0.67	$1.60	$2.06

Operating income (GAAP)	$61.9	$70.6	$175.6	$216.7
Add back: Pre-offering related compensation - share-based awards	6.7	10.5	21.7	31.6
Adjusted operating income (Non-GAAP)	$68.6	$81.1	$197.3	$248.3

Operating margin (GAAP)	33.6%	35.6%	32.6%	35.3%
Adjusted operating margin (Non-GAAP)	37.3%	40.9%	36.6%	40.5%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$19.1	$18.4	$53.7	$61.7
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	26.4	31.8	75.5	101.2
Add back: Pre-offering related compensation - share-based awards	6.7	10.5	21.7	31.6
Add back: Net (gain) loss on the tax receivable agreements	(0.7)	5.8	(0.7)	12.2
Add back: Interest expense	3.0	3.0	8.8	8.8
Add back: Provision for income taxes	15.1	11.6	39.3	33.2
Add back: Depreciation and amortization	1.4	1.1	3.8	3.2
Adjusted EBITDA (Non-GAAP)	$71.0	$82.2	$202.1	$251.9

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of September 30, 2016, and December 31, 2015.

	September 30, 2016	December 31, 2015
	(unaudited; in millions)
Cash and cash equivalents	$212.6	$166.2
Accounts receivable	$67.1	$60.1
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. The notes are comprised of three series, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The $100.0 million revolving credit facility was unused as of and for the nine months ended September 30, 2016.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2016.
Distributions and Dividends
Artisan Partners Holdings distributions, including distributions to APAM for the three and nine months ended September 30, 2016 and 2015, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$32.9	$38.5	$95.3	$135.2
Holdings Partnership Distributions to APAM	$39.6	$42.6	$112.8	$134.5
Total Holdings Partnership Distributions	$72.5	$81.1	$208.1	$269.7
On October 25, 2016, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $35.9 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.
APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2016 and 2015:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2016	2015	2016	2015
Quarterly	Class A Common	$0.60	$0.60	$1.80	$1.80
Special Annual	Class A Common	$—	$—	$0.40	$0.95
Subject to board approval each quarter, we expect to pay a quarterly dividend during 2016. On October 25, 2016, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on November 30, 2016 to shareholders of record as of November 16, 2016.
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

Tax Receivable Agreements (“TRAs”)
In connection with the IPO, APAM entered into two TRAs, which resulted in the recognition of a $592.0 million liability as of September 30, 2016. The $592.0 million liability represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from certain of our investors and the exchange by certain of our investors of their common and preferred units of Holdings for our Class A common stock or convertible preferred stock after the IPO. The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.
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
The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of purchases or exchanges by the holders of Holdings units, the price of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable as well as the portion of our payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We expect to make total payments of approximately $28 million in 2016 related to the TRAs, approximately $21 million of which we paid on April 15, 2016 and approximately $7 million of which we paid on October 14, 2016.
Cash Flows

	For the Nine Months Ended September 30,
	2016	2015
	(unaudited; in millions)
Cash as of January 1	$166.2	$182.3
Net cash provided by operating activities	258.3	298.6
Net cash used in investing activities	(4.6)	(7.6)
Net cash used in financing activities	(207.3)	(255.6)
Cash as of September 30	$212.6	$217.7
Operating activities provided net cash of $258.3 million and $298.6 million for the nine months ended September 30, 2016 and 2015, respectively. The $40.3 million decrease in cash provided by operating activities was primarily due to decreased revenues and operating income resulting from the decline in average AUM. For the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $45.5 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $4.6 million and $7.6 million for the nine months ended September 30, 2016 and 2015, respectively. The $3.0 million decrease in net cash used in investing activities was primarily due to a $6.0 million decrease in net purchases of investment securities, partially offset by a $2.9 million increase in acquisition of property and equipment and leasehold improvements.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Financing activities used net cash of $207.3 million and $255.6 million for the nine months ended September 30, 2016 and 2015, respectively. The $48.3 million decrease in net cash used by financing activities was primarily the result of a $39.8 million decrease in distributions to limited partners and an $10.0 million decrease in dividends paid.

Certain Contractual Obligations
As of September 30, 2016, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $589.1 million at December 31, 2015, to $592.0 million at September 30, 2016. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make total payments of approximately $28 million in 2016 related to the TRAs, approximately $21 million of which we paid on April 15, 2016 and approximately $7 million of which we paid on October 14, 2016.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2016.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 7, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s unvested Class B common units are forfeited. Generally, the employee-partner’s vested Class B common units are exchanged for Class E common units; the employee-partner’s shares of APAM Class B common stock are canceled; and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended September 30, 2016, 131,195 shares of Class B common stock were canceled, and 131,195 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2016 and 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: November 1, 2016
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)