Form 10-K
period 2016-12-31
Artisan Partners Asset Management Inc.
filed 2017-02-21
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,152,803,630 based on the closing price of $27.68 for one share of Class A common stock, as reported on the New York Stock Exchange on that date. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 16, 2017 were 43,385,703, 15,142,049 and 17,063,384, respectively.

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

i

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
Forward-looking statements include, but are not limited to, statements about:

•	our anticipated future results of operations;

•	our potential operating performance and efficiency;

•	our expectations with respect to future levels of assets under management, including the capacity of our strategies and client cash inflows and outflows;

•	our expectations with respect to industry trends and how those trends may impact our business;

•	our financing plans, cash needs and liquidity position;

•	our intention to pay dividends and our expectations about the amount of those dividends;

•	our expected levels of compensation of our employees, including equity compensation;

•	our expectations with respect to future expenses and the level of future expenses;

•	our expected tax rate, and our expectations with respect to deferred tax assets; and

•	our estimates of future amounts payable pursuant to our tax receivable agreements.

Performance and Assets Under Management Information Used in this Report
We manage investments primarily through mutual funds and separate accounts. We serve as investment adviser to Artisan Funds and as investment manager of Artisan Global Funds. We refer to funds and other accounts that are managed by us with a broadly common investment objective and substantially in accordance with a single model account as being part of the same investment “strategy”.
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
The performance of accounts with investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with the restrictions and the weightings in the portfolio of other securities are correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Our assets under management in accounts with investment restrictions and non-U.S. dollar accounts represented approximately 2% and 10%, respectively, of our assets under management as of December 31, 2016. Results for any investment strategy described herein, and for different investment vehicles within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings.
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

The MSCI EAFE Index, the MSCI EAFE Growth Index, the MSCI EAFE Small Cap Index, the MSCI EAFE Value Index, the MSCI ACWI Index and the MSCI Emerging Markets Index are trademarks of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this report.
The Russell 2000® Index, the Russell 2000® Value Index, the Russell Midcap® Index, the Russell Midcap® Value Index, the Russell 1000® Index, the Russell 1000® Value Index, the Russell Midcap® Growth Index and the Russell 2000® Growth Index are trademarks of Frank Russell Company. Frank Russell Company is the owner of all copyrights relating to these indices and is the source of the performance statistics that are referred to in this report.

The BofA Merrill Lynch US High Yield Master II Index is licensed from BofA Merrill Lynch, which is the source of the performance statistics of this index.

In this report, we present Morningstar, Inc., or Morningstar, ratings for series of Artisan Funds. The Morningstar RatingTM for funds, or "star rating", is calculated for managed products (including mutual funds, variable annuity and variable life subaccounts, exchange-traded funds, closed-end funds, and separate accounts) with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of products in each product category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. The Overall Morningstar Rating for a managed product is derived from a weighted average of the performance figures associated with its three-, five-, and 10-year (if applicable) Morningstar Rating metrics. The weights are: 100% three-year rating for 36-59 months of total returns, 60% five-year rating/40% three-year rating for 60-119 months of total returns, and 50% 10-year rating/30% five-year rating/20% three-year rating for 120 or more months of total returns. While the 10-year overall star rating formula seems to give the most weight to the 10-year period, the most recent three-year period actually has the greatest impact because it is included in all three rating periods.
Throughout this report, we present historical information about our assets under management, including information about changes in our assets under management due to gross client cash inflows and outflows, market appreciation and depreciation and transfers between investment vehicles (e.g., Artisan Funds and separate accounts). Gross client cash inflows and outflows represent client fundings, terminations and client initiated contributions and withdrawals (which could be in cash or in securities). Market appreciation (depreciation) represents realized gains and losses, the change in unrealized gains and losses, net income and certain miscellaneous items, immaterial in the aggregate, which may include payment of Artisan’s management fees or payment of custody expenses to the extent a client causes these fees to be paid from the account we manage. The effect of translating into U.S. dollars the value of portfolio securities denominated in currencies other than the U.S. dollar is included in market appreciation (depreciation).We also present information about our average assets under management for certain periods.
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

PART I
Item 1. Business
Overview
Founded in 1994, we are an investment management firm that provides a broad range of U.S., non-U.S. and global investment strategies, each of which is managed by one of our distinct and autonomous investment teams. Since our founding, we have pursued a business model that is designed to maximize our ability to produce attractive investment results for our clients, and we believe this model has contributed to our success in doing so. We focus on attracting, retaining and developing talented investment professionals by creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, and a high degree of investment autonomy. Each of our investment teams is led by one or more experienced portfolio managers with a track record of strong investment performance and is devoted to identifying long-term investment opportunities. We believe this autonomous structure promotes independent analysis and accountability among our investment professionals, which we believe promotes superior investment results.
The following table sets forth our revenues and our ending and average assets under management for the periods noted:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Total revenues	$721	$806	$829
Ending assets under management	$96,845	$99,848	$107,915
Average assets under management	$96,281	$106,484	$107,865
Each of our investment strategies is designed to have a clearly articulated, consistent and replicable investment process that is well-understood by clients and managed to achieve long-term performance. Throughout our history, we have expanded our investment management capabilities in a disciplined manner that we believe is consistent with our overall philosophy of offering high value-added investment strategies in growing asset classes. We have expanded the range of strategies that we offer by launching new strategies managed by our existing investment teams as those teams have developed investment capacity, as well as by launching new strategies managed by new investment teams recruited to join Artisan. During 2014, we established the Artisan Credit Team, which manages the Artisan High Income strategy, our first fixed income strategy. During 2015, we established the Artisan Developing World Team, which manages the Artisan Developing World strategy. During 2016, we established the Artisan Thematic Team, which we expect will launch its first strategy in 2017.
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
In addition to our investment teams, we have a management team that is focused on our business objectives of achieving profitable growth, expanding our investment capabilities, diversifying the source of our assets under management, delivering superior client service, developing our investment teams into investment franchises with multiple decision-makers and investment strategies, and maintaining the firm’s fiduciary mindset and culture of compliance. Our management team supports our investment management capabilities and manages a centralized infrastructure, which allows our investment professionals to focus primarily on making investment decisions and generating returns for our clients.
We offer our investment management capabilities primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have longer-term investment horizons, by means of separate accounts and pooled vehicles. As of December 31, 2016, separate accounts represented $47.5 billion, or 49%, of our assets under management.
We serve as the investment adviser to Artisan Partners Funds, Inc., an SEC-registered family of mutual funds that offers shares in multiple classes designed to meet the needs of a range of institutional and other investors, and as investment manager of Artisan Partners Global Funds PLC, a family of Ireland-based UCITS funds that began operations in 2011 and offers shares to non-U.S. investors. Artisan Funds and Artisan Global Funds comprised $49.3 billion, or 51%, of our assets under management as of December 31, 2016.

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
As of December 31, 2016, we had approximately 380 employees. Our employees, including our investment professionals and senior management, to whom we have granted equity collectively owned approximately 25% of the equity ownership interests in our company as of December 31, 2016.
Investment Teams
We provide clients with multiple equity investment strategies spanning market capitalization segments and investing styles in both U.S. and non-U.S. markets. We also offer one fixed income strategy, the Artisan High Income strategy. Each strategy is managed by one of the investment teams described below. Each team operates autonomously to identify investment opportunities in order to generate strong, long-term investment performance.
The table below sets forth the total assets under management for each of our investment teams and strategies as of December 31, 2016, the inception date for each investment composite, the value-added by each strategy since inception date, and the Overall Morningstar RatingTM for the share class of the respective series of Artisan Funds with the earliest inception date.

Investment Team and Strategy	AUM as of December 31, 2016	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2016	Fund Rating(2) as of December 31, 2016
	(in millions)
Global Equity Team
Non-U.S. Growth Strategy	$23,475	January 1, 1996	533	«««
Non-U.S. Small-Cap Growth Strategy	887	January 1, 2002	304	««
Global Equity Strategy	1,128	April 1, 2010	339	«««
Global Small-Cap Growth Strategy (3)	20	July 1, 2013	(808)	«

U.S. Value Team (4)
U.S. Mid-Cap Value Strategy	6,744	April 1, 1999	435	«««
Value Equity Strategy	1,844	July 1, 2005	31	«««

Growth Team
U.S. Mid-Cap Growth Strategy	13,126	April 1, 1997	458	«««
U.S. Small-Cap Growth Strategy	2,065	April 1, 1995	47	«««
Global Opportunities Strategy	10,523	February 1, 2007	553	«««««

Global Value Team
Non-U.S. Value Strategy	17,855	July 1, 2002	664	«««««
Global Value Strategy	16,085	July 1, 2007	529	«««««

Emerging Markets Team
Emerging Markets Strategy	228	July 1, 2006	30	«««

Credit Team
High Income Strategy	1,878	April 1, 2014	315	Not yet rated

Developing World Team
Developing World Strategy	987	July 1, 2015	532	Not yet rated

Total AUM as of December 31, 2016	$96,845

(1) Value-added since inception date is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy since its inception date. Value-added for periods less than one year are not annualized. The broad-based market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth Strategy / Non-U.S. Value Strategy-MSCI EAFE Index; Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy-MSCI ACWI Index; Non-U.S. Small-Cap Growth Strategy-MSCI EAFE Small Cap Index; U.S. Mid-Cap Growth Strategy / U.S. Mid-Cap Value Strategy-Russell Midcap® Index; U.S. Small-Cap Growth Strategy-Russell 2000® Index; Value Equity Strategy-Russell 1000® Index; Developing World Strategy / Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-BofA Merrill Lynch High Yield Master II Index. Unlike the BofA Merrill Lynch High Yield Master ll Index, the Artisan High Income strategy may hold loans and other security types. At times, this causes material differences in relative performance.

(2) The Morningstar Overall Rating™ compares the risk-adjusted performance of the Artisan Funds series to other funds in a category assigned by Morningstar based on its analysis of the funds’ portfolio holdings. The top 10% of funds receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars and the bottom 10% receive 1 star. The Overall Morningstar Rating™ is derived from a weighted average of the performance figures associated with the rated fund’s three-, five- and 10-year (if applicable) Morningstar Rating metrics. The Artisan Funds, the ratings of which are reflected in the table above, and the categories in which they are rated are: Artisan International Fund-Foreign Large Growth; Artisan International Small Cap Fund-Foreign Small/Mid Growth; Artisan Global Equity Fund-World Stock; Artisan Mid Cap Value Fund-Mid-Cap Value; Artisan Value Equity Fund-Large Value; Artisan Mid Cap Fund-Mid-Cap Growth; Artisan Small Cap Fund-Small Growth; Artisan Global Opportunities Fund-World Stock; Artisan International Value Fund-Foreign Large Blend; Artisan Global Value Fund-World Stock; Artisan Emerging Markets Fund-Diversified Emerging Mkts. Morningstar ratings are initially given on a fund’s three-year track record and change monthly.

(3) Effective January 20, 2017, we no longer manage assets in the Global Small-Cap Growth Strategy.
(4) Prior to May 23, 2016, the U.S. Value Team managed a third strategy, the U.S. Small-Cap Value Strategy. In May 2016, we completed the reorganization of Artisan Small Cap Value Fund into Artisan Mid Cap Value Fund and ceased managing assets in the U.S. Small-Cap Value Strategy.

Global Equity Team
Our Global Equity team was formed in 1996 and is primarily based in San Francisco and New York. The Global Equity team manages three investment strategies: Non-U.S. Growth, Non-U.S. Small-Cap Growth and Global Equity. Mark L. Yockey is the founder of our Global Equity team and has been portfolio manager of each of the team’s strategies since their inception. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy and portfolio co-managers (with Mr. Yockey) of the Global Equity strategy. Mr. Hamker also serves as portfolio manager of the Non-U.S. Small-Cap Growth strategy with Mr. Yockey. The Non-U.S. Growth and Non-U.S. Small-Cap Growth strategies are currently closed to most new investors and client relationships. On January 20, 2017, the Global Equity team ceased managing assets in a fourth strategy, the Artisan Global Small-Cap Growth strategy.
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

	As of December 31, 2016
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	(8.87)%	(3.72)%	7.50%	2.92%	9.58%
MSCI EAFE® Index	1.00%	(1.60)%	6.53%	0.75%	4.25%

Non-U.S. Small-Cap Growth (January 1, 2002)
Average Annual Gross Returns	(11.86)%	(3.76)%	9.77%	4.82%	12.56%
MSCI EAFE® Small Cap Index	2.18%	2.10%	10.54%	2.94%	9.52%

Global Equity (April 1, 2010)
Average Annual Gross Returns	(0.48)%	2.11%	12.68	—	10.42%
MSCI ACWI® Index	7.86%	3.13%	9.35	—	7.04%

Global Small-Cap Growth (July 1, 2013) (1)
Average Annual Gross Returns	(13.18)%	(4.89)	—	—	0.38%
MSCI ACWI® Small Cap Index	11.59%	3.97	—	—	8.46%

(1) Effective January 20, 2017, we no longer manage assets in the Global Small-Cap Growth strategy.

U.S. Value Team
Our U.S. Value team, which was formed in 1997 and is based in Atlanta, Georgia, manages two investment strategies: U.S. Mid-Cap Value and Value Equity. James C. Kieffer, George O. Sertl, Jr. and Daniel L. Kane are the portfolio co-managers for both strategies. Scott C. Satterwhite, who was a co-portfolio manager on the U.S. Value team, retired in October 2016, consistent with the transition plan announced by us in September 2013. Prior to May 23, 2016, the U.S. Value team managed a third strategy, the U.S. Small-Cap Value strategy. In May 2016, we completed the reorganization of Artisan Small Cap Value Fund into Artisan Mid Cap Value Fund and ceased managing assets in the U.S. Small-Cap Value strategy. In November 2016, we announced the re-opening of the U.S. Mid-Cap Value strategy across all investment vehicles.
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

	As of December 31, 2016
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	23.87%	5.09%	12.44%	9.07%	13.51%
Russell Midcap® Index	13.80%	7.91%	14.70%	7.85%	9.15%

Value Equity (July 1, 2005)
Average Annual Gross Returns	30.22%	8.13%	12.94%	7.12%	8.33%
Russell 1000® Index	12.05%	8.58%	14.67%	7.08%	8.02%
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
The Growth team’s investment process focuses on two distinct areas - security selection and capital allocation. The team’s investment process begins by identifying companies that have franchise characteristics (e.g. low cost production capability, possession of a proprietary asset, dominant market share or a defensible brand name), are benefiting from an accelerating profit cycle and are trading at a discount to the team’s estimate of private market value. The team looks for companies that are well positioned for long-term growth, which is driven by demand for their products and services at an early enough stage in their profit cycle to benefit from the increased cash flows produced by the emerging profit cycle.
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

	As of December 31, 2016
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	0.28%	3.52%	13.27%	10.00%	14.73%
Russell Midcap® Index	13.80%	7.91%	14.70%	7.85%	10.15%

Global Opportunities (February 1, 2007)
Average Annual Gross Returns	5.53%	6.10%	14.55%	—	9.02%
MSCI ACWI® Index	7.86%	3.13%	9.35%	—	3.49%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	6.90%	2.91%	13.47%	8.06%	9.80%
Russell 2000® Index	21.31%	6.74%	14.44%	7.06%	9.33%

Global Value Team
Our Global Value team was formed in 2002 and is based in San Francisco and Chicago. The team manages two investment strategies: Non-U.S. Value and Global Value. N. David Samra and Daniel J. O’Keefe are the portfolio co-managers of both strategies. Mr. Samra is the lead portfolio manager of the Non-U.S. Value strategy, and Mr. O’Keefe is the lead portfolio manager of the Global Value strategy. The Non-U.S. Value strategy is closed to most new investors and client relationships. The Global Value strategy is open to new relationships through pooled investment vehicles, but generally closed to most new separate account relationships.
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

	As of December 31, 2016
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Value (July 1, 2002)
Average Annual Gross Returns	6.44%	2.25%	11.85%	6.64%	12.22%
MSCI EAFE® Index	1.00%	(1.60)%	6.53%	0.75%	5.59%

Global Value (July 1, 2007)
Average Annual Gross Returns	11.32%	5.07%	13.35%	—	8.02%
MSCI ACWI® Index	7.86%	3.13%	9.35%	—	2.72%

Emerging Markets Team
Our Emerging Markets team, which was formed in 2006 and is based in New York, manages a single investment strategy. Maria Negrete-Gruson is the portfolio manager for the Emerging Markets strategy.
The Emerging Markets team employs a fundamental research process to construct a diversified portfolio of emerging market companies. The team seeks to invest in companies that it believes are uniquely positioned to benefit from the growth potential in emerging markets and possess a sustainable global competitive advantage. The team believes that over the long-term a stock’s price is directly related to the company’s ability to deliver sustainable earnings, which the team determines based upon financial and strategic analyses. The team also believes that a disciplined risk framework allows greater focus on fundamental stock selection. The team incorporates its assessment of company-specific and macroeconomic risks into its valuation analysis to develop a risk adjusted target price. The risk-rating assessment includes a review of country-appropriate macroeconomic risk factors to which a company is exposed. Finally, the team believes that investment opportunities develop when businesses with sustainable earnings are undervalued relative to peers and historical industry, country and regional valuations. The team values a business and develops a price target for a company based on its assessment of the business’s sustainable earnings and risk analysis.

	As of December 31, 2016
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Emerging Markets (July 1, 2006)
Average Annual Gross Returns	17.03%	0.43%	3.01%	2.01	4.09%
MSCI Emerging Markets IndexSM	11.19%	(2.55)%	1.27%	1.84	3.80%

Credit Team
Our Credit team, which was formed in 2014 and is based in Mission Woods, Kansas, manages a single investment strategy. Bryan L. Krug is the portfolio manager for the High Income strategy. The Credit team seeks to invest in issuers with high quality business models that have compelling risk-adjusted return characteristics. The team uses a fundamental investment process to construct a diversified portfolio of attractively valued high yield corporate bonds and secured and unsecured loans of U.S. and non-U.S. issuers. The Credit team’s research process has four primary pillars: business quality; financial strength and flexibility; downside analysis; and value identification.
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

	As of December 31, 2016
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	15.74%	—	—	—	7.19%
BofA Merrill Lynch High Yield Master II Index	17.49%	—	—	—	4.03%
Developing World Team
Our Developing World team, which was formed in 2015 and is based in San Francisco, manages a single investment strategy. Lewis S. Kaufman is the portfolio manager for the Developing World strategy.
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

	As of December 31, 2016
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	13.08%	—	—	—	(0.14)%
MSCI Emerging Markets Index	11.19%	—	—	—	(5.46)%
Thematic Team
Our Thematic team was formed in late 2016 and is based in New York. We expect the Thematic team will manage both a concentrated mutual fund and a long-short private fund. The team will seek to identify secular, structural and cyclical trends that it expects will exhibit above-market growth for 3-5 years and use fundamental analysis to identify companies exposed to these trends. The team believes the combination of a top-down thematic framework and bottom-up analysis will position a portfolio to deliver attractive risk-adjusted returns over the long term.
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
Our distribution efforts are centrally managed by our Head of Global Distribution, who oversees and coordinates the efforts of our marketing and client service professionals. We continue to expand our distribution efforts into non-U.S. markets, with our primary non-U.S. efforts focused currently on the United Kingdom, other European countries, Australia, Canada and certain Asian countries where we believe there is growing demand for global and non-U.S. investment strategies. In our non-U.S. distribution efforts, we use regional specialists who draw on the knowledge and expertise of our strategy-focused professionals. As of December 31, 2016, 18% of our total assets under management were sourced from clients located outside the United States.
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional distribution channel also includes defined contribution/401(k) plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2016, approximately 43% of our assets under management were attributed to clients represented by investment consultants, and no single consulting firm represented clients (including investors in Artisan Funds) having more than 9% of our assets under management.
As of December 31, 2016, 66% of our assets under management were sourced through our institutional channel.
Intermediary Channel
We maintain relationships with a number of major brokerage firms and larger private banks and trust companies at which the process for identifying which funds to offer has been centralized to a relatively limited number of key decision-makers that exhibit institutional decision-making behavior. We also maintain relationships with a number of financial advisory firms and broker-dealer advisors that offer our investment products to their clients. These advisors range from relatively small firms to large organizations.
As of December 31, 2016, approximately 29% of our assets under management were sourced through our intermediary channel.
Retail Channel
We primarily access retail investors indirectly through mutual fund supermarkets through which investors have the ability to purchase and redeem fund shares. Investors can also invest directly in the series of Artisan Funds. Our subsidiary, Artisan Partners Distributors LLC, a registered broker-dealer, distributes shares of Artisan Funds. Publicity and ratings and rankings from Morningstar, Lipper and others are important in building the Artisan Partners brand, which is important in attracting retail investors. As a result, we publicize the ratings and rankings received by the series of Artisan Funds and work to ensure that potential retail investors have appropriate information to evaluate a potential investment in Artisan Funds. We do not generally use direct marketing campaigns as we believe that their cost outweighs their potential benefits.
As of December 31, 2016, approximately 5% of our assets under management were sourced from investors we categorize as retail investors.

Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and mutual funds. As of December 31, 2016, approximately 49% of our assets under management were in separate accounts, and Artisan Funds and Artisan Global Funds accounted for approximately 51% of our total assets under management.
Separate Accounts
We manage separate account assets within most of our investment strategies. As of December 31, 2016, we managed 220 separate accounts spanning 142 client relationships and our largest separate account relationship represented approximately 9% of our assets under management. Our separate account clients include both institutional and intermediary channel relationships. We generally require a minimum relationship of $20 million to $100 million, depending on the strategy, to manage a separate account. We also offer access to our Developing World, Global Equity, Global Opportunities, Non-U.S. Growth, U.S. Mid-Cap Growth and Value Equity strategies through Artisan-branded collective investment trusts. The fees we charge our separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.
Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. In contrast to some mutual funds, investors in Artisan Funds pay no 12b-1 fees, which are fees charged to investors in addition to management fees to pay for marketing, advertising and distribution services associated with the mutual funds. Expenses for marketing, advertising and distribution services related to Artisan Funds, including distribution payments to broker-dealers and other intermediaries, are paid out of the investment management fees we earn. We earn investment management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds began operations in the first quarter of 2011 and offers shares to non-U.S. investors. Currently we offer a sub-fund of Artisan Global Funds corresponding to five of our investment strategies. Expenses for marketing, advertising and distribution services related to Artisan Global Funds, including payments to broker-dealers and other intermediaries, are paid out of the investment management fees we earn, which are based on the average daily net assets of each sub-fund and are generally paid monthly.
Regulatory Environment and Compliance
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations and regulators located outside the United States. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.
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
For the year ended December 31, 2016, 65% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 63% from our advisory services to Artisan Funds. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of Artisan Funds and the investment portfolios of Artisan Funds and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” (sometimes referred to as the “independent director” requirement). The responsibilities of each fund’s board include, among other things, approving our investment management agreement with the fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates.
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
As required by the Advisers Act, our investment management agreements may not be assigned without client consent. Under the 1940 Act, investment management agreements with registered funds (such as the mutual funds we manage) terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us.
Artisan Partners Distributors LLC, our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. At December 31, 2016, Artisan Partners Distributors LLC had net capital of $121,873, which was $96,873 in excess of its required net capital of $25,000.
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
Non-U.S. Regulation
In addition to the extensive regulation we are subject to in the United States, one of our subsidiaries, Artisan Partners UK LLP, is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. The Central Bank of Ireland imposes requirements on UCITS funds subject to regulation by it, including Artisan Global Funds, as do the regulators in certain other markets in which shares of Artisan Global Funds are offered for sale, and with which we are required to comply. We are also subject to regulation internationally by the Australian Securities and Investments Commission, where we operate pursuant to orders of exemption, and by various Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. Our business is also subject to the rules and regulations of the countries in which we market our funds or services and conduct investment management activities, including the countries in which our investment strategies make investments. We may become subject to additional regulatory demands in the future to the extent we expand our business in existing and new jurisdictions. See “Risk Factors—Risks Related to our Industry—We are subject to extensive regulation” and “Risk Factors—Risks Related to our Industry—The regulatory environment in which we operate is subject to continual change, and regulatory developments designed to increase oversight may adversely affect our business.”

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
Operations, Systems and Technology
With respect to our equity strategies, we perform most middle- and back-office functions internally, generally using third-party software and technology for functions such as trade confirmation, trade settlement, custodian reconciliations, corporate action processing, performance calculation and client reporting, customized as necessary to support our investment processes and operations. With respect to our High Income strategy, which is currently our only fixed income strategy, we outsource most of the middle- and back-office functions to service providers that we supervise. Artisan Funds and Artisan Global Funds outsource the functions of custodian, transfer agent and portfolio accounting agent to third parties whose services to Artisan Funds or Artisan Global Funds we supervise. We also have back-up and disaster recovery systems in place.
Employees
As of December 31, 2016, we employed approximately 380 full-time and part-time employees. None of our employees is subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our Structure and Reorganization
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2016, we owned approximately 57% of Artisan Partners Holdings, and the other 43% was owned by the limited partners of Artisan Partners Holdings.
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

•
The voting and certain other rights of each class of limited partnership units of Artisan Partners Holdings were modified. In addition, Artisan Partners Holdings separately issued CVRs to the holders of the preferred units. In November 2013, the CVRs issued by Artisan Partners Holdings were terminated with no amounts paid or payable thereunder.

•
We entered into two tax receivable agreements (“TRAs”), one with a private equity fund (the “Pre-H&F Corp Merger Shareholder”) and the other with each limited partner of Artisan Partners Holdings. Pursuant to the first TRA, APAM will pay to the Pre-H&F Corp Merger Shareholder a portion of certain tax benefits APAM realizes as a result of the H&F Corp Merger. Pursuant to the second TRA, APAM will pay to current or former limited partners of Artisan Partners Holdings a portion of certain tax benefits APAM realizes as a result of the purchase or exchange of their limited partnership units of Artisan Partners Holdings.

The diagram below depicts our organizational structure as of December 31, 2016:

Artisan Employees (1)
Former Artisan Employees
Public and Other Class A Common Shareholders
AIC
Initial Outside Investor
Class B common stock(2)
56% voting rights
no economic rights
Class C common stock
2% voting rights
no economic rights
Class A common stock
31% voting rights
100% economic rights
Class C common stock
5% voting rights
no economic rights
Class C common stock
6% voting rights
no economic rights
Artisan Partners Asset Management Inc.
Class B common units(3)
Limited class voting rights
20% economic rights
Class E common units (3)
Limited class voting rights
3% economic rights
Sole General Partner
GP units
57% economic rights
Class D common units(3)
Limited class voting rights
9% economic rights
Class A common units(3)
Limited class voting rights
11% economic rights
Artisan Partners Holdings LP

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of the members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employees owned unvested restricted shares of our Class A common stock representing approximately 8% of our outstanding Class A common stock as of December 31, 2016.

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
We depend on the skills and expertise of our portfolio managers and other investment professionals and our success depends on our ability to retain the key members of our investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. Mark L. Yockey is the sole portfolio manager for our largest strategy, the Non-U.S. Growth strategy, which represented $23.5 billion, or 24%, of our assets under management as of December 31, 2016. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy. Our Non-U.S. Value strategy, which represented $17.9 billion, or 18%, of our assets under management as of December 31, 2016, is managed by co-managers N. David Samra (lead manager) and Daniel J. O’Keefe. Mr. O’Keefe (lead manager) and Mr. Samra also co-manage our Global Value strategy, which represented $16.1 billion, or 17%, of our assets under management as of December 31, 2016. James D. Hamel, Matthew A. Kamm, Craigh A. Cepukenas and Jason White are portfolio co-managers of our U.S. Mid-Cap Growth (of which Mr. Kamm is lead manager) and Global Opportunities (of which Mr. Hamel is lead manager) strategies, which represented $13.1 billion, or 14%, and $10.5 billion, or 11%, respectively, of our assets under management as of December 31, 2016. The U.S. Mid-Cap Value strategy, of which James C. Kieffer, George O. Sertl and Daniel L. Kane are co-managers, represented $6.7 billion, or 7%, of our assets under management as of December 31, 2016.
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
The departure of a portfolio manager also could cause consultants and intermediaries to stop recommending a strategy, and clients to refrain from allocating additional funds to the strategy or delay such additional funds until a sufficient new track record has been established. We also depend on the contributions of our senior management team led by Eric R. Colson, and our senior marketing and client service personnel who have direct contact with our institutional clients and consultants and other key individuals within each of our distribution channels.
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
Competition for qualified investment, management and marketing and client service professionals is intense and we may fail to successfully attract and retain qualified personnel in the future. Our ability to attract and retain these personnel will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. Any cost-reduction initiative or adjustments or reductions to compensation or changes to our equity ownership culture could negatively impact our ability to retain key personnel. As the amount of pre-IPO equity held by our key investment talent decreases, our ability to retain these personnel may be negatively impacted. Changes to our management structure, corporate culture and corporate governance arrangements could also negatively impact our ability to retain key personnel.

If we are unable to maintain or evolve our investment environment or compensation structures in a way that attracts, develops and retains talented investment professionals, there could be a negative impact to the performance of our investment strategies, our financial results and our ability to grow. In addition, our efforts to maintain and evolve our investment environment and compensation structures could themselves cause instability within our existing investment teams and/or negatively impact our financial results and ability to grow.
Attracting, developing and retaining talented investment professionals is an essential component of our business strategy. To do so, it is critical that we continue to foster an environment and provide compensation that is attractive for our existing investment professionals and for prospective investment professionals. If we are unsuccessful in maintaining such an environment (for instance, because of changes in management structure, corporate culture, corporate governance arrangements, or applicable laws and regulations) or compensation levels or structures for any reason, our existing investment professionals may leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
Over our firm’s history we have sought to successfully design and implement compensation structures that align our investment professionals’ economic interests with those of our clients, investors, partners, and shareholders. We believe our historical structures have been important to our long-term growth and that objective, predictable, and transparent structures work best to incentivize investment professionals to perform over the long-term.
With respect to cash compensation, we use a single revenue share arrangement across all of our investment teams. Under the revenue share, each team shares a bonus pool consisting of 25% of the asset-based revenues earned by the strategies managed by the respective team. The revenue share directly links the majority of the investment teams’ cash compensation to long-term growth in revenues, which, over the long-term, we believe is primarily linked to investment performance. The revenue share is objective, predictable, transparent, and equal across teams.
In the future, we expect that performance fees will represent a higher proportion of our total revenues, as some of our new products will use performance fees, while only a few of our separate accounts use performance fees today. We expect to design and implement new or modified compensation arrangements with respect to performance fee revenues. We do not expect that these new or modified compensation arrangements will have a significant impact on any of our existing arrangements, including the revenue share described above. However, the design and implementation of these new arrangements could cause instability within our existing investment teams and/or impact our ability to attract and retain new investment talent. These arrangements could also negatively impact the amount of profits that we recognize with respect to performance fee revenues, as compared to the asset-based revenues we earn today.
Over our firm’s history we have used a variety of equity incentives to align the long-term interests of our investment professionals and other senior personnel with the interests of clients, partners and shareholders. Until our IPO in 2013, firm equity awards were in the form or partnership profits interests, which entitled recipients to a percentage of future profits and future appreciation in the value of the firm. Award recipients had the right to cash out their profits interests only after the end of their careers, and 50% of the awards were subject to forfeiture if the recipient left Artisan without notice or was terminated. Prior to the IPO Reorganization, the profits interests were converted into partnership units and, as part of the IPO Reorganization, the 50% forfeiture feature was eliminated and employee-partners were given the right to liquidate 15% of their partnership units during each year that they remained employed with Artisan. At the time of our IPO, the partnership units held by employee-partners represented 53% of the ownership interests in our firm.
After our IPO, our equity incentives have been in the form of APAM restricted stock awards. Initially, 100% of the restricted stock awards were Standard Restricted Shares vesting pro rata over five years from the date of grant.  In 2014, as we continued to evolve our equity incentives, we introduced Career Shares, which are restricted stock awards that, in general, remain subject to forfeiture until the recipient’s qualifying retirement from Artisan.  Since 2014, approximately 50% of the awards we have made to our senior employees have been Career Shares, and the other 50% Standard Restricted Shares. Unlike our pre-IPO profits interests, the APAM restricted share awards are “full value” awards (as opposed to “option-style” awards) and the Standard Restricted Shares provide recipients with liquidity prior to the end of their careers. The percentage ownership in our firm represented by the newly granted restricted shares each year is less than the percentage ownership represented by the partnership units that employee-partners may exchange and sell each year. Therefore, the amount of our firm owned by employees, including our portfolio managers, is expected to continue to decline.
As we have since our founding, we continue to assess the effectiveness of our compensation and equity structures in aligning the long-term interests of our investment professionals, clients, investors, partners, and shareholders and whether different types of, or modified, awards or structures would enhance incentives for long-term growth and succession planning. We have been exploring alternative equity awards or structures which would be more directly linked to an individual’s performance and aligned with long-term interests and generally would be more objective, transparent, long-term-growth oriented and tax efficient than the APAM restricted shares that we use today. The design and implementation of new or modified equity structures is complicated.  We will only pursue changes that we believe will improve the alignment between our most important investment talent and our clients, partners, and shareholders.

Nevertheless, the implementation of new or modified equity structures could cause instability within our existing investment teams and/or impact our ability to attract and retain new investment talent.  As with our historical and current equity compensation programs, any future or modified equity structure could materially impact our financial performance and financial results (or expectations about our future financial performance and financial results) and result in dilution to other shareholders.
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

•
Third-party financial intermediaries, advisors or consultants may remove our investment products from recommended lists due to poor performance or for other reasons, which may lead our existing clients to withdraw funds from our investment strategies or reduce asset inflows from these third parties or their clients.

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
Our assets under management increased from $50.9 billion as of December 31, 2006 to $96.8 billion as of December 31, 2016. The absolute measure of our assets under management represents a significant rate of growth that has been and may continue to be difficult to sustain. For instance, between June 30, 2014, and December 31, 2016, our assets under management declined from $112.0 billion to $96.8 billion. The continued long-term growth of our business will depend on, among other things, retaining key investment professionals, attracting and recruiting new investment professionals, maintaining existing investment strategies and selectively developing new, value-added investment strategies. Our business growth will also depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last decade. We may not be able to manage our growing business effectively or be able to sustain the level of long-term growth we have achieved historically.
Our efforts to establish and develop new teams and strategies may be unsuccessful, which would likely negatively impact our results of operations and could negatively impact our reputation and culture.
We seek to add new investment teams that invest in a way that is consistent with our philosophy of offering high value-added investment strategies and would allow us to grow strategically. We also look to offer new strategies managed by our existing teams. We expect the costs associated with establishing a new team and/or strategy initially to exceed the revenues generated, which will likely negatively impact our results of operations. New strategies, whether managed by a new team or by an existing team may invest in instruments (such as certain types of derivatives) or present operational (including legal and regulatory) or distribution-related issues and risks with which we have little or no experience. Our lack of experience could strain our resources and increase the likelihood of an error or failure. The establishment of new teams and/or strategies (in particular, alternative investment teams or strategies) may also cause us to depart from our traditional compensation and economic model, which could reduce our profitability and harm our firm’s culture.
In addition, the historical returns of our existing investment strategies may not be indicative of the investment performance of any new strategy and new strategies may have higher performance expectations that are more difficult to meet. Poor performance of any new strategy could negatively impact our reputation and the reputation of our other investment strategies.
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
In addition, as we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies or otherwise take action to slow the flow of assets when we believe it is in the best interest of our clients even though our aggregate assets under management and investment management fees may be negatively impacted in the short term. Similarly, we may establish new investment teams or strategies or expand operations into other geographic areas or jurisdictions if we believe such actions are in the best interest of our clients, even though our profitability may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profitability, which benefits both our clients and stockholders, if clients perceive a change in our investment or operations decisions in favor of a strategy to maximize short term results, they may withdraw funds, which could adversely affect our investment management fees.

Several of our investment strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2016, approximately 49% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 43% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
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
We may not be able to maintain our current fee rates as a result of poor investment performance, competitive pressures, as a result of changes in our business mix or for other reasons, which could have a material adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee rates for any number of reasons, including as a result of poor investment performance, competitive pressures, changes in global markets and asset classes, or as a result of changes in our business mix. Although our investment management fees vary by client and investment strategy, we historically have been successful in maintaining an attractive overall rate of fee and profit margin due to the strength of our investment performance and our focus on high value-added investment strategies. In recent years, however, there has been a general trend toward lower fees in the investment management industry as a result of competition and regulatory and legal pressures. Some of our investment strategies that tend to invest in larger-capitalization companies and were designed to have larger capacity have lower fee schedules. In order to maintain our fee structure in a competitive environment, we must retain the ability to decline additional assets to manage from potential clients who demand lower fees even though our revenues may be adversely affected in the short term. In addition, we must be able to continue to provide clients with investment returns and service that our clients believe justify our fees.
If our investment strategies perform poorly, we may be forced to lower our fees in order to retain current, and attract additional, assets to manage. We may not succeed in providing the investment returns and service that will allow us to maintain our current fee rates. We may also make fee concessions in order to attract early investors in a strategy or increase marketing momentum in a strategy. Downward pressure on fees may also result from the growth and evolution of the universe of potential investments in a market or asset class. Changes in how clients choose to access asset management services may also exert downward pressure on fees. Some investment consultants, for example, have implemented programs in which the consultant provides a range of services, including selection, in a fiduciary capacity, of asset managers to serve as sub-adviser at lower fee rates than the manager’s otherwise applicable rates, with the expectation of a larger amount of assets under management through that consultant. The expansion of those and similar programs could, over time, make it more difficult for us to maintain our fee rates. Over time, a larger part of our assets under management could be invested in our larger capacity, lower fee strategies, which could adversely affect our profitability. In addition, plan sponsors of 401(k) and other defined contribution assets that we manage may choose to invest plan assets in vehicles with lower cost structures than mutual funds (such as a collective investment trust, if one is available) or may choose to access our services through a separate account. We provide a lesser array of services to collective investment trusts and separate accounts than we provide to Artisan Funds and we receive fees at lower rates.
The investment management agreements pursuant to which we advise mutual funds are terminable on short notice and, after an initial term, are subject to an annual process of review and renewal by the funds’ boards. As part of that annual review process, the fund board considers, among other things, the level of compensation that the fund has been paying us for our services. That process may result in the renegotiation of our fee structure or increase the cost of our performance of our obligations. Any fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

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
Investors in the mutual funds and some other pooled investment vehicles that we advise or sub-advise may redeem their investments in those funds at any time without prior notice and investors in other types of pooled vehicles we sub-advise may typically redeem their investments on fairly limited or no prior notice, thereby reducing our assets under management. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased purchases and increased redemptions of fund shares. For the year ended December 31, 2016, we generated approximately 80% of our revenues from advising mutual funds and other pooled vehicles (including Artisan Funds, Artisan Global Funds, and other entities for which we are adviser or sub-adviser), and the redemption of investments in those funds would adversely affect our revenues and could have a material adverse effect on our earnings.
We depend on third parties to market our investment strategies.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors in Artisan Funds primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest relationships across multiple distribution channels represented approximately 10% and 8% of our total assets under management as of December 31, 2016.
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
We access institutional clients primarily through consultants. Our institutional business is highly dependent upon referrals from consultants. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2016, the investment consultant advising the largest portion of our assets under management represented approximately 9% of our total assets under management. Poor reviews or evaluations of either a particular strategy or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these intermediaries.

Substantially all of our existing assets under management are managed in long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage significant amounts of assets in non-long only or non-equity strategies.
Twelve of our 13 existing investment strategies invest primarily in long positions in publicly-traded equity securities. Our High Income strategy, which accounted for only $1.9 billion of our $96.8 billion in total assets under management as of December 31, 2016, invests in fixed income securities. Under market conditions in which there is a general decline in the value of equity securities, the assets under management in each of our 12 equity strategies is likely to decline. Unlike some of our competitors, we do not currently offer strategies that invest in privately-held companies or take short positions in equity securities, which could offset some of the poor performance of our long-only, equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.

Our failure to comply with investment guidelines set by our clients, including the boards of funds, and limitations imposed by applicable law, could result in damage awards against us and a loss of our assets under management, either of which could adversely affect our results of operations or financial condition.
When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in managing their portfolios. The boards of funds we manage generally establish similar guidelines regarding the investment of assets in those funds. In general, over the long-term, we have experienced an increase in client-imposed guidelines. We are also required to invest U.S. mutual funds’ assets in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Other clients, such as plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or non-U.S. clients, require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in a fund which, depending on the circumstances, could result in our obligation to reimburse clients or fund investors for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
Operational risks may disrupt our business, result in losses or limit our growth.
We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. Operational risks such as trading or other operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by human error, fire, other natural disaster or pandemic, power or telecommunications failure, cyber-attack or viruses, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The potential for some types of operational risks, including, for example, trading errors, may be increased in periods of increased volatility, which can magnify the cost of an error. Although we have not suffered material operational errors, including material trading errors, in the past, we may experience such errors in the future, the losses related to which we would absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.
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
We depend substantially on our Milwaukee, Wisconsin offices, where a majority of our employees, administration and technology resources are located, for the continued operation of our business. Any significant disruption to those offices could have a material adverse effect on us. We also depend on a number of key vendors for various fund administration, accounting, custody and transfer agent roles and other operational needs. The failure of any key vendor to fulfill its obligations could result in financial losses for us and/or our clients.

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
To date, we have not experienced any known material breaches of or interference with our systems and networks; however, we routinely encounter and address such threats. Our experiences with and preparation for cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, and unauthorized payment requests. Any such breaches or interference that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.
We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive client, employee, contractor and vendor information. The increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry in particular, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot guarantee that our systems and networks will not be subject to breaches or interference. In particular, although we take precautions to password protect and encrypt our mobile electronic devices, if such devices are stolen or misplaced, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure, corruption or loss of our proprietary information or our clients’ or employees’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, or the loss of clients or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks and the adoption and maintenance of additional appropriate security measures. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our or our vendors’ systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems we use.
Our newest investment strategies, including the High Income strategy, and strategies we may establish in the future present certain investment, operational, distribution and other risks that are different in kind and/or degree from those presented by our earlier investment strategies, and we have less experience with those risks.
In order to establish our first fixed income strategy, the High Income strategy which was launched in 2014, we developed, and contracted with third parties for, the operational infrastructure and systems necessary to operate a fixed income strategy, including infrastructure and systems for trading and valuing fixed income securities and other credit instruments. Prior to the launch of the strategy, we had not previously operated a fixed income strategy. The High Income strategy primarily invests in securities and instruments (such as high yield corporate bonds, secured and unsecured loans, revolving credit facilities and loan participations) and may invest in certain derivative securities (such as credit default swaps) with which we previously had no or limited operational experience. The below-investment-grade instruments in which the High Income strategy invests and the debtors to which the strategy is exposed present different risks and/or degrees of risk (including liquidity and legal risks) than our other strategies, which invest primarily in publicly-traded equity securities. In particular, the instruments in which the strategy invests may be less liquid than higher-rated bonds and are not as liquid as most of the publicly-traded equity securities in which our other strategies primarily invest. This potential lack of liquidity may make it more difficult for Artisan High Income Fund to accurately value these securities for purposes of determining the fund’s net asset value per share and, under certain circumstances, may make it more difficult for the fund to manage redemption requests. In order to identify, monitor and mitigate our exposure to these new or increased risks, we have implemented or modified a number of policies, procedures and systems and hired new individuals with relevant experience. However, neither the measures we have taken, nor the Credit team’s investment decision-making and execution, can eliminate the risks associated with investing in the instruments described above. Any real or perceived problems with respect to our High Income strategy (or any of our individual strategies) could negatively impact our reputation and business more generally.

New investment strategies and investment vehicles that we launch in the future will likely present new and different investment, regulatory, operational, distribution and other risks than those presented by our existing equity strategies and the High Income strategy. New strategies may invest in instruments (such as complex derivatives) with which we have no or limited experience or create portfolios that present new or different risks, such as risks associated with concentration and leverage. The most appropriate and marketable vehicle for certain new strategies will be private funds, which will present new and different regulatory, operational and distribution-related risks. Any real or perceived problems with future strategies or vehicles could cause a disproportionate negative impact on our business and reputation.
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
In August 2012, we entered into a $100 million five-year revolving credit agreement and issued $200 million in unsecured notes consisting of $60 million Series A notes maturing in 2017, $50 million Series B notes maturing in 2019, and $90 million Series C notes maturing in 2022. As of December 31, 2016, no amounts were outstanding on the revolving credit facility. Nevertheless, we continue to have substantial indebtedness outstanding in the amount of $200 million in unsecured notes, which exposes us to risks associated with the use of leverage. Our substantial indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, our notes and revolving credit agreement contain financial and operating covenants that may limit our ability to conduct our business. To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because our debt service obligations are fixed, the portion of our cash flow used to service those obligations could be substantial if our revenues have declined, whether because of market declines or for other reasons. The Series A, Series B and Series C notes bear interest at a rate equal to 4.98%, 5.32% and 5.82% per annum, respectively, and each rate is subject to a 100 basis point increase in the event Artisan Partners Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.
Our note purchase agreement and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreement and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. For example, the agreements include financial covenants requiring Artisan Partners Holdings not to exceed specified ratios of indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the agreements), or

EBITDA, and interest expense to consolidated EBITDA. The agreements also restrict Artisan Partners Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. The failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2016, we believe we are in compliance with all of the covenants and other requirements set forth in the agreements.
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
In addition, we from time to time provide information to the funds for which we act as sub-adviser (or to a person or entity providing administrative services to such a fund) which is used by those funds in their efforts to comply with various regulatory requirements. If we make a mistake in the provision of those services, Artisan Funds, Artisan Global Funds or the sub-advised fund could incur costs for which we might be liable. In addition, if it were determined that Artisan Funds, Artisan Global Funds or a sub-advised fund failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.
The expansion of our business outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and places additional demands on our resources and employees.
We have expanded and continue to expand our distribution efforts into non-U.S. markets, including the United Kingdom, other European countries, Canada, Australia and certain Asian countries, among others. We organized and serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds, that began operations during the first quarter of 2011. Our client relationships outside the United States have grown from approximately 30 as of December 31, 2012 to approximately 104 as of December 31, 2016. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. These clients also may be less accepting of the U.S. practice of payment for certain research products and services through soft dollars or such practices may not be permissible in some jurisdictions, which could have the effect of increasing our expenses.
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
The United Kingdom’s exit from the European Union could affect our future operations in the United Kingdom and in the other countries of the European Union. The ultimate impact of Brexit on our business operations will depend on the outcome of the exit negotiations.

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

The regulatory environment in which we operate is subject to continual change, and regulatory developments may adversely affect our business.
We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by courts. It is impossible to determine the extent of the impact of any new U.S. or non-U.S. laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could be more difficult and expensive and affect the manner in which we conduct business.
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

For example, the trend in favor of low-fee passive products such as index and certain exchange-traded funds will favor those of our competitors who provide passive investment strategies. In recent years, across the investment management industry, passive products have experienced inflows and traditional actively managed products have experienced outflows, in each case, in the aggregate. That trend has presented, and will continue to present, a headwind to our business. Separately, intermediaries through which we distribute our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment strategies. If we are unable to compete effectively, our earnings would be reduced and our business could be materially adversely affected.
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

Risks Related to Our Structure
Control by our stockholders committee of approximately 59% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
Our employees to whom we have granted equity (including our employee-partners) hold approximately 59% of the combined voting power of our capital stock and have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employee-partners or other employees, including shares of common stock issued under our Omnibus Incentive Compensation Plan, will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
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
As a holding company, our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash and we have no independent means of generating revenue. Artisan Partners Holdings is a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, Artisan Partners Holdings’ taxable income is allocated to holders of its partnership units, including us. Accordingly, we incur income taxes on our proportionate share of Artisan Partners Holdings’ taxable income and also may incur expenses related to our operations. Under the terms of its amended and restated limited partnership agreement, Artisan Partners Holdings is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we are also required to make payments under the tax receivable agreements, which will be significant, and we incur other expenses related to the tax receivable agreements and our operations. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM realizes in respect of the tax attributes to which the TRAs relate. We also intend to cause Artisan Partners Holdings to make distributions in an amount sufficient to allow us to pay our taxes and pay any additional operating expenses. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments when due under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid.
We will be required to pay the tax receivable agreement beneficiaries for certain tax benefits we claim, and we expect that the payments we will be required to make will be substantial.
We are party to two tax receivable agreements. The first tax receivable agreement generally provides for the payment by APAM to the Pre-H&F Corp Merger Shareholder of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013, (ii) net operating losses available as a result of the merger, and (iii) tax benefits related to imputed interest.
The second tax receivable agreement generally provides for the payment by APAM to current or former limited partners of Artisan Partners Holdings of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to us or exchanged (for shares of Class A common stock, convertible preferred stock or other consideration) and that are created as a result of such sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest.
The payment obligation under the tax receivable agreements is an obligation of APAM, not Artisan Partners Holdings, and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2016; and (iii) future purchases or exchanges of partnership units would aggregate to approximately $1.2 billion over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $29.75 per share of our Class A common stock, the closing price of our Class A common stock on December 30, 2016. Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or approximately $1.1 billion, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2016, we recorded a $586.2 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2016, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. The liability will increase upon future purchases or exchanges of limited partnership units with the increase representing amounts payable under the tax receivable agreements equal to 85% of the estimated future tax benefits, if any, resulting from such purchases or exchanges. Payments under the tax receivable agreements are not conditioned on the counterparties’ continued ownership of us.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the tax receivable agreements constituting imputed interest or depreciable basis or amortizable basis. Payments under the tax receivable agreements are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the tax receivable agreement and the circumstances. Any such benefits are covered by the tax receivable agreements and will increase the amounts due thereunder. In addition, the tax receivable agreements provide for interest, at a rate equal to one-year LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding APAM tax return to the actual payment date, provided that the actual payment date is on or before the payment due date, as specified in the tax receivable agreements. In addition, to the extent that we are unable to make payments when due under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid.
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
The tax receivable agreements provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within six months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreements. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements. If we were to elect to terminate the tax receivable agreements as of December 31, 2016, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points, we estimate that we would be required to pay approximately $0.9 billion in the aggregate under the tax receivable agreements.

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
Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

•	Departures of our portfolio managers or members of our management team or additions or departures of other key personnel.

•	Actual or anticipated poor performance in one or more of the investment strategies we offer.

•	Variations in our quarterly operating results.

•	Litigation and governmental investigations.

•	Adverse market reaction to any plans we may announce, indebtedness we may incur or securities we may issue in the future.

•	Failure to meet analysts’ earnings or other expectations.

•	Publication of research reports about us or the investment management industry.

•	Actions by stockholders.

•	Changes in market valuations of similar companies.

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
There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of December 31, 2016, our Class A limited partners owned approximately 7.9 million Class A common units and AIC owned approximately 7.0 million Class D common units.
For an employee-partner, in each one-year period, the first of which began in the first quarter of 2014, the partner is generally permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. As of December 31, 2016, our employee-partners owned 15.1 million Class B common units. Approximately 3.6 million of those units are eligible for exchange and sale in the first quarter of 2017. We may waive or modify these restrictions.
In addition, we have filed a registration statement registering 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. We have awarded 6,070,187 restricted stock units or restricted shares of Class A common stock to our employees and employees of our subsidiaries. 4,006,924 of these awards vest pro rata over the five years from the date of issuance and may be sold upon vesting. 2,063,263 of these awards are career shares or restricted stock units, which generally will only vest upon the grantee’s qualifying retirement. We may increase the number of shares registered for this purpose from time to time. Once these shares have been issued and have vested, they will be able to be sold in the public market.
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
Each share of our Class A common stock and Class C common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to five votes on all matters to be voted on by stockholders generally for so long as the holders of our Class B common stock collectively hold at least 20% of the number of outstanding shares of our capital stock. The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control.
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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We operate our business from offices in Milwaukee, Wisconsin; San Francisco, California; Atlanta, Georgia; New York, New York; Wilmington, Delaware; Mission Woods, Kansas; Chicago, Illinois; Sydney; London; Singapore and Toronto. Most of our business operations are based in Milwaukee. Our Chief Executive Officer and Chief Financial Officer, along with other employees, are based in San Francisco. We lease office space in each location and believe our existing and contracted-for facilities are adequate to meet our requirements.
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

	High	Low	Dividends Declared
For the quarter ended March 31, 2015	$50.93	$44.34	$1.55
For the quarter ended June 30, 2015	$48.15	$43.05	$0.60
For the quarter ended September 30, 2015	$48.39	$34.57	$0.60
For the quarter ended December 31, 2015	$40.62	$33.24	$0.60
For the quarter ended March 31, 2016	$35.54	$23.65	$1.00
For the quarter ended June 30, 2016	$35.00	$26.14	$0.60
For the quarter ended September 30, 2016	$29.45	$25.41	$0.60
For the quarter ended December 31, 2016	$32.20	$24.48	$0.60
There is no trading market for shares of our Class B common stock or Class C common stock.
On December 31, 2016, the last reported sale price for our Class A common stock on the NYSE was $29.75 per share. As of February 16, 2017, there were approximately 114 stockholders of record of our Class A common stock, 41 stockholders of record of our Class B common stock, and 34 stockholders of record of our Class C common stock. These figures do not reflect the beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units.

Performance Graph
The following graph compares the year-end cumulative total stockholder return on our Class A common stock from the date the shares began trading on the NYSE on March 7, 2013 to December 31, 2016, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices on March 7, 2013 and the reinvestment of all dividends.

	3/7/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Artisan Partners Asset Management, Inc.	$100.00	$188.06	$141.46	$108.85	$99.63
S&P 500 Index	$100.00	$121.75	$138.42	$140.33	$157.11
Dow Jones U.S. Asset Managers Index	$100.00	$124.20	$133.86	$117.85	$178.07
The information contained in the performance graph and table shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, except to the extent that the company specifically incorporates the information by reference into a document filed under the Securities Act or the Exchange Act.
Dividend Policy
Subject to board approval each quarter, we expect to pay a quarterly dividend during 2017. After the end of the year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. During the first quarter of 2017, our board of directors declared a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.36 per share. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all. We intend to fund dividends from our portion of distributions made by Artisan Partners Holdings from its available cash generated from operations. The holders of our Class B common stock and Class C common stock are not entitled to any cash dividends in their capacity as stockholders, but, in their capacity as holders of limited partnership units of Artisan Partners Holdings, they generally participate on a pro rata basis in distributions by Artisan Partners Holdings.

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
Artisan Partners Holdings’ Distributions
Artisan Partners Holdings has made the following distributions to holders of its partnership units, including APAM, during the periods indicated:

	For the Years Ended December 31,
	2016	2015
	(in millions)
For the quarter ended March 31	$41.7	$79.4
For the quarter ended June 30	$93.9	$109.2
For the quarter ended September 30	$72.5	$81.1
For the quarter ending December 31	$86.3	$99.2
Unregistered Sales of Equity Securities
As described in Note 7, “Stockholders’ Equity”, to the Consolidated Financial Statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s unvested Class B common units are forfeited. Generally, the employee-partner’s vested Class B common units are exchanged for Class E common units. The employee-partner’s shares of Class B common stock are canceled and APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended December 31, 2016, 1,504,908 shares of Class B common stock were canceled, and 1,413,525 shares of Class C common stock were issued, as a result of the termination of employment of employee-partners.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the total shares of our Class A common stock authorized and issued (or to be issued) under our equity compensation plans as of December 31, 2016:

	As of December 31, 2016
	Issued (or to be issued) upon settlement of restricted stock units(1)	Number of Securities remaining available for future issuance under equity compensation plans	Equity Type
2013 Omnibus Incentive Compensation Plan	4,736,410	9,263,590	Restricted Share Awards Restricted Stock Units
2013 Non-Employee Director Plan	82,504	917,496	Restricted Stock Units
(1) Excludes securities forfeited by grantees and available for future issuance.
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
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data of Artisan Partners Asset Management as of the dates and for the periods indicated. The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated statements of financial condition data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated statement of financial condition as of December 31, 2014, 2013 and 2012 have been derived from consolidated financial statements not included elsewhere in this document. The historical consolidated financial statements are the combined results of Artisan Partners Asset Management and Artisan Partners Holdings. Because Artisan Partners Asset Management and Artisan Partners Holdings were under common control at the time of the IPO Reorganization, Artisan Partners Asset Management’s acquisition of control of Artisan Partners Holdings was accounted for as a transaction among entities under common control. Artisan Partners Asset Management has been allocated a part of Artisan Partners Holdings’ net income since March 12, 2013, when it became Artisan Partners Holdings’ general partner.
The Company adopted revised consolidation accounting guidance (ASU 2015-02) as of January 1, 2016. Upon adoption, Artisan Partners Launch Equity LP (“Launch Equity”), a private investment partnership liquidated in 2014, was deconsolidated and all periods presented in the audited consolidated financial statements were restated to reflect the deconsolidation. Launch Equity was previously accounted for as a consolidated variable interest entity until its operations were dissolved in 2014. See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for additional information.

For consistency, the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated statement of financial condition as of December 31, 2014, 2013 and 2012 were restated to reflect the deconsolidation to be presented on the same basis as the annual financial statements.
You should read the following selected historical consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per-share data)
Statements of Operations Data:
Revenues
Management fees
Mutual funds	$470.6	$543.3	$575.4	$464.3	$336.2
Separate accounts	249.2	260.4	252.3	219.0	167.8
Performance fees	1.1	1.8	1.0	2.5	1.6
Total revenues	$720.9	$805.5	$828.7	$685.8	$505.6
Operating Expenses
Salaries, incentive compensation and benefits	355.8	372.2	350.3	309.2	227.3
Pre-offering related compensation-share-based awards	28.1	42.1	64.7	404.2	101.7
Pre-offering related compensation-other	—	—	—	143.0	54.1
Total compensation and benefits	383.9	414.3	415.0	856.4	383.1
Distribution and marketing	32.5	43.6	49.1	38.4	29.0
Occupancy	13.1	12.5	11.3	10.5	9.3
Communication and technology	32.2	25.5	21.0	14.4	13.2
General and administrative	25.0	27.2	25.4	27.3	23.9
Total operating expenses	486.7	523.1	521.8	947.0	458.5
Operating income (loss)	234.2	282.4	306.9	(261.2)	47.1
Non-operating income (loss)
Interest expense	(11.7)	(11.7)	(11.6)	(11.9)	(11.4)
Net gain on the valuation of contingent value rights	—	—	—	49.6	—
Net investment income (loss) and other	1.3	0.4	0.4	5.1	(0.9)
Net gain (loss) on the tax receivable agreements	0.7	(12.2)	(4.2)	—	—
Total non-operating income (loss)	(9.7)	(23.5)	(15.4)	42.8	(12.3)
Income (loss) before income taxes	224.5	258.9	291.5	(218.4)	34.8
Provision for income taxes	51.5	46.8	48.8	26.4	1.0
Net income (loss) before noncontrolling interests	173.0	212.1	242.7	(244.8)	33.8
Less: Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings LP	100.0	130.3	173.1	(269.6)	33.8
Net income attributable to Artisan Partners Asset Management Inc.	$73.0	$81.8	$69.6	$24.8	$—

Earnings (loss) per basic and diluted common share	$1.57	$1.86	$(0.37)	$(2.04)	—
Weighted average basic and diluted common shares outstanding	38.1	35.4	27.5	13.8	—
Dividends declared per Class A common share	$2.80	$3.35	$3.83	$0.86	—

	As of December 31,
	2016	2015	2014	2013	2012
Statement of Financial Condition Data:	(in millions)
Cash and cash equivalents	$156.8	$166.2	$182.3	$211.8	$141.2
Total assets	936.2	946.5	849.5	491.5	220.5
Borrowings(1)	200.0	200.0	200.0	200.0	290.0
Total liabilities	818.5	829.9	742.0	409.6	572.7
Temporary equity-redeemable preferred units(2)	—	—	—	—	357.2
Total equity (deficit)	$117.7	$116.6	$107.5	$81.9	$(709.4)
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

The following table sets forth certain of our selected operating data as of the dates and for the periods indicated:

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Unaudited Operating Data:	(in millions)
Assets under management(1)	$96,845	$99,848	$107,915	$105,477	$74,334
Net client cash flows(2)	(4,824)	(5,848)	788	7,178	5,813
Market appreciation (depreciation)(3)	$1,821	$(2,219)	$1,650	$23,965	$11,417
(1) Reflects the dollar value of assets we managed for our clients in our investment strategies as of the last day of the period.
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

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in millions)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$73.0	$81.8	$69.6	$24.8	$—
Adjusted net income (Non-GAAP)	$158.7	$197.3	$228.9	$180.3	$122.4
Operating income (loss) (GAAP)	$234.2	$282.4	$306.9	$(261.2)	$47.1
Adjusted operating income (Non-GAAP)	$262.3	$324.5	$371.7	$288.9	$202.9
Operating margin (GAAP)	32.5%	35.1%	37.0%	(38.1)%	9.3%
Adjusted operating margin (Non-GAAP)	36.4%	40.3%	44.9%	42.1%	40.1%
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

Our autonomous investment teams manage a broad range of U.S., non-U.S. and global investment strategies that are diversified by market cap and investment style. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates. In the fourth quarter of 2016, Chris Smith joined the Company as the founding portfolio manager of our eighth autonomous investment team, the Artisan Thematic team.

During the year ended December 31, 2016, our AUM declined to $96.8 billion at December 31, 2016, a decrease of $3.0 billion, or 3.0%, compared to $99.8 billion at December 31, 2015. This decrease was due to $4.8 billion of net client cash outflows partially offset by $1.8 billion in market appreciation. Revenues were $721 million for the year ended December 31, 2016, an 11% decrease from revenues of $806 million in the prior year. GAAP operating margin was 32.5% and adjusted operating margin was 36.4% for the year ended December 31, 2016. Net income attributable to APAM was $73.0 million, or $1.57 per basic and diluted share, for the year ended December 31, 2016 compared to $81.8 million, or $1.86 per basic and diluted share, for the year ended December 31, 2015. Adjusted net income per adjusted share was $2.13 for the year ended December 31, 2016 compared to $2.69 for the year ended December 31, 2015.

2016 business and financial highlights included:

•
The maintenance of an environment and culture that supports our investment professionals continued effort to deliver strong investment performance. At year-end, the 10-year average annual returns of each of our 8 investment strategies with a 10-year track record exceeded the returns of its applicable benchmark. Our Global Opportunities and Global Equity strategies, both of which are open to new clients and investors and have realizable capacity, beat their benchmarks by over 500 and 300 basis points, respectively, over the trailing 5-year period. Our two newest strategies, High Income and Developing World, continued to perform well and gather assets.

•
The hiring and on-boarding of our eighth investment team, the Thematic team, which we expect will eventually manage multiple strategies. These strategies will be consistent with our high value added philosophy and reflect our goal of launching new strategies with high degrees of freedom that are not easily replicated with passive products.

•
During the year, four of our seven investment teams experienced net client cash inflows. The strategies managed by our U.S. Value team experienced total net outflows of $3.6 billion during the year, and our Global Equity team’s Non-U.S. Growth strategy had net outflows of $3.8 billion during the year.

•	In January 2017, the Global Value team was recognized again with their sixth nomination for Morningstar International-Stock Fund Manager of the Year in the U.S.

•	We continued to increase the geographic diversification of our business. At year-end, $18 billion, or 18%, of our total assets under management were from clients domiciled outside the U.S.

•	We declared and distributed dividends of $2.80 per share of Class A common stock during 2016, which represents all of our adjusted earnings and non-cash expenses.

•	Maintaining and enhancing relationships and communication with clients, investors, employees and potential new investment talent.
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
Our employees and other limited partners of Holdings held approximately 43% of the equity interests in Holdings as of December 31, 2016. As a result, our post-IPO results reflect that significant noncontrolling interest.

2016 Unit Exchanges
During the year ended December 31, 2016, certain limited partners of Holdings exchanged 1,679,507 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,679,507 shares of Class A common stock. In connection with the exchanges, APAM received 1,679,507 GP units of Holdings. APAM’s equity ownership interest in Holdings increased from 54% at December 31, 2015 to 57% at December 31, 2016, as a result of these exchanges and other equity transactions during the period.
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the year ended December 31, 2016 is summarized as follows:

	Amounts Payable Under Tax Receivable Agreements	Deferred Tax Asset - Amortizable Basis
	(in millions)
December 31, 2015	$589.1	$660.3
2016 Common Unit Exchanges	25.5	29.9
Amortization	—	(36.0)
Payments under TRA	(27.7)
Change in estimate	(0.7)	(0.3)
December 31, 2016	$586.2	$653.9
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. During the year ended December 31, 2016, market appreciation positively impacted our AUM by 2%. The following table presents the total returns of relevant market indices:

	For the Years Ended December 31,
	2016	2015	2014
S&P 500 total returns	12.0%	1.4%	13.7%
MSCI All World total returns	7.9%	(2.4)%	4.2%
MSCI EAFE total returns	1.0%	(0.8)%	(4.9)%
Russell Midcap® Index total returns	13.8%	(2.4)%	13.2%

Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Years Ended December 31,
	2016		2015		2014
	(unaudited; in millions)
Assets under management at period end	$96,845		$99,848		$107,915
Average assets under management(1)	$96,281		$106,484		$107,865
Net client cash flows	$(4,824)		$(5,848)		$788
Total revenues	$721		$806		$829
Weighted average fee(2)	75	bps	76	bps	77	bps
Operating Margin	32.5%		35.1%		37.0%
Adjusted operating margin(3)	36.4%		40.3%		44.9%
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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total AUM:

	For the Years Ended December 31,
	2016	2015	2014
	(unaudited; in millions)
Beginning assets under management	$99,848	$107,915	$105,477
Gross client cash inflows	18,489	18,577	22,953
Gross client cash outflows	(23,313)	(24,425)	(22,165)
Net client cash flows	(4,824)	(5,848)	788
Market appreciation (depreciation) (1)	1,821	(2,219)	1,650
Ending assets under management	$96,845	$99,848	$107,915
Average assets under management	$96,281	$106,484	$107,865
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into US dollars. The impact was immaterial for the periods presented.
Net client cash flows for the years ended December 31, 2016 and 2015 included net outflows of approximately $294 million and $616 million, respectively, from Artisan Partners Funds annual income and capital gains distributions, net of reinvestments.
Across the firm, we experienced total net outflows of $4.8 billion during 2016. The net outflows were primarily a result of net outflows in our Non-U.S. Growth, U.S. Mid-Cap Value, U.S. Mid-Cap Growth, and U.S. Small-Cap Value strategies, off-set in part by net inflows in our Global Opportunities, Global Value, High Income, Non-U.S. Value, and Developing World strategies.
Our Global Equity team’s Non-U.S. Growth strategy had net outflows of $3.8 billion during the year as a result of short-term underperformance and outflows primarily from intermediary channel investors. We closed the strategy to most new retail and intermediary investors in February 2016, and we further closed the strategy to most new institutional investors and employee benefit plans in October 2016. Due to the strategy’s recent relative under-performance, we expect the strategy will continue to experience net outflows.
The strategies managed by our U.S. Value team experienced total net outflows of $3.6 billion during 2016, as a result of underperformance in the years leading up to last year, structural changes in the defined contribution marketplace, and our decision to cease managing assets in the U.S. Small-Cap Value strategy in the second quarter of 2016. The U.S. Mid-Cap Value and U.S. Small-Cap Value strategies had net outflows of $2.8 billion and $706 million, respectively, during the year. We ceased managing the U.S. Small-Cap Value strategy during the second quarter of 2016 and reorganized Artisan Small Cap Value Fund into Artisan Mid Cap Value Fund at that time. In the fourth quarter, we reopened the U.S. Mid-Cap Value strategy across vehicles and client types. The strategy had previously been closed to most new investors and client relationships since mid-2009. We expect to continue to experience net outflows in the U.S. Mid-Cap Value strategy, though not at the same levels we experienced in 2016 and 2015.
The strategies managed by our Growth team had total net inflows of $450 million, primarily as a result of $2.7 billion of net inflows into the Global Opportunities strategy and $1.9 billion of net outflows from the U.S. Mid-Cap Growth strategy. We expect to continue to experience net inflows in the Global Opportunities strategy, for which there is strong global demand, and net outflows in the U.S. Mid-Cap Growth strategy, in particular from defined contribution plan clients.
Our Global Value team’s two strategies experienced total net inflows of $1.5 billion during 2016. The Global Value strategy is open across pooled vehicles but is generally closed to most new separate account clients. The Non-U.S. Value strategy remains closed to most new investors and client relationships.
Our High Income strategy, which we launched in March 2014, generated net inflows of $670 million during 2016, despite having a short-term track record. We also continued to see interest in our Developing World strategy during the year, which launched at the end of June 2015 and ended 2016 with $987 million of AUM. We expect to see continued net inflows into these strategies.
We believe that growth in AUM in an investment strategy requires the availability of attractive investment opportunities relative to the amount of AUM in the strategy at a time when the strategy has a competitive performance track record and there is stable or growing client demand for the strategy or asset class. When we believe that each of these factors is present with respect to an investment strategy, we say we have “realizable capacity” in that strategy. We discuss realizable capacity in general, rather than discussing the capacity of our strategies in precise dollar amounts, because capacity is affected by a number of factors, evolves over time, and is subject to change. We are confident that we have sufficient realizable capacity to continue to thoughtfully grow. In particular, we believe that we currently have realizable capacity in our Global Opportunities and Global Equity strategies, where we believe we are well-positioned to take advantage of client and investor demand. In March 2017, our High Income strategy will complete its third year of operations. A strong three-year track record generally results in increased demand for the strategy and positions the strategy well for continued organic growth.

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
During the first quarter of 2017, we ceased managing assets in the Global Small-Cap Growth strategy and Artisan Global Small Cap Fund was liquidated. Net outflows from the Global Small-Cap Growth strategy between December 31, 2016 and January 20, 2017, were approximately $20 million.
In addition to our Global Value strategy, which is partially closed as described above, as of the date of this filing, our Non-U.S. Growth, Non-U.S. Small-Cap Growth, Non-U.S. Value, U.S. Mid-Cap Growth and U.S. Small-Cap Growth strategies are closed to most new investors and client relationships.
When we close a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities. We may also permit new investments by other eligible investors in certain circumstances, for example to offset potential outflows. As a result, during a given period we could have net client cash inflows even in a closed strategy. For example, during the year ended December 31, 2016, our Non-U.S. Value strategy, which is closed to most new investors and client relationships, had $653 million in net client cash inflows. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 12% of our assets under management at December 31, 2016, are maintained in separate composites the results of which are not included below.
The table below sets forth the total AUM for each of our investment teams and strategies as of December 31, 2016, the inception date for each investment composite, and the average annual total returns for each composite and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2016.

	Inception	Strategy AUM	Average Annual Total Returns (Gross)					Average Annual Value-Added[1] Since Inception (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	23,475	(8.87)%	(3.72)%	7.50%	2.92%	9.58%	533
MSCI EAFE Index			1.00%	(1.60)%	6.53%	0.75%	4.25%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	887	(11.86)%	(3.76)%	9.77%	4.82%	12.56%	304
MSCI EAFE Small Cap Index			2.18%	2.10%	10.54%	2.94%	9.52%
Global Equity Strategy	4/1/2010	1,128	(0.48)%	2.11%	12.68%	N/A	10.42%	339
MSCI All Country World Index			7.86%	3.13%	9.35%	N/A	7.04%
Global Small-Cap Growth Strategy[2]	7/1/2013	20	(13.18)%	(4.89)%	N/A	N/A	0.38%	(808)
MSCI All Country World Small Cap Index			11.59%	3.97%	N/A	N/A	8.46%

U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	6,744	23.87%	5.09%	12.44%	9.07%	13.51%	435
Russell® Midcap Index			13.80%	7.91%	14.70%	7.85%	9.15%
Russell® Midcap Value Index			20.00%	9.44%	15.69%	7.58%	10.02%
Value Equity Strategy	7/1/2005	1,844	30.22%	8.13%	12.94%	7.12%	8.33%	31
Russell® 1000 Index			12.05%	8.58%	14.67%	7.08%	8.02%
Russell® 1000 Value Index			17.34%	8.58%	14.78%	5.72%	7.27%

Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	13,126	0.28%	3.52%	13.27%	10.00%	14.73%	458
Russell® Midcap Index			13.80%	7.91%	14.70%	7.85%	10.15%
Russell® Midcap Growth Index			7.33%	6.22%	13.49%	7.83%	8.53%
U.S. Small-Cap Growth Strategy	4/1/1995	2,065	6.90%	2.91%	13.47%	8.06%	9.80%	47
Russell® 2000 Index			21.31%	6.74%	14.44%	7.06%	9.33%
Russell® 2000 Growth Index			11.32%	5.05%	13.73%	7.75%	7.37%
Global Opportunities Strategy	2/1/2007	10,523	5.53%	6.10%	14.55%	N/A	9.02%	553
MSCI All Country World Index			7.86%	3.13%	9.35%	N/A	3.49%

Global Value Team
Non-U.S. Value Strategy	7/1/2002	17,855	6.44%	2.25%	11.85%	6.64%	12.22%	664
MSCI EAFE Index			1.00%	(1.60)%	6.53%	0.75%	5.59%
Global Value Strategy	7/1/2007	16,085	11.32%	5.07%	13.35%	N/A	8.02%	529
MSCI All Country World Index			7.86%	3.13%	9.35%	N/A	2.72%

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	228	17.03%	0.43%	3.01%	2.01%	4.09%	30
MSCI Emerging Markets Index			11.19%	(2.55)%	1.27%	1.84%	3.80%

Credit Team
High Income Strategy[3]	4/1/2014	1,878	15.74%	N/A	N/A	N/A	7.19%	315
BofA Merrill Lynch High Yield Master II Index			17.49%	N/A	N/A	N/A	4.03%

Developing World Team
Developing World Strategy	7/1/2015	987	13.08%	N/A	N/A	N/A	(0.14)%	532
MSCI Emerging Markets Index			11.19%	N/A	N/A	N/A	(5.46)%

Total Assets Under Management		96,845
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy.

(2) We ceased managing assets in the Global Small-Cap Growth strategy as of January 20, 2017.
(3) The Artisan High Income strategy may hold loans and other security types that may not be included in the BofA Merrill Lynch High Yield Master II Index. At times, this causes material differences in relative performance.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Year Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
December 31, 2016	(unaudited; in millions)
Beginning assets under management	$32,434	$10,369	$24,929	$30,182	$571	$989	$374	$99,848
Gross client cash inflows	3,897	1,650	5,803	5,383	10	1,094	652	18,489
Gross client cash outflows	(7,885)	(5,264)	(5,353)	(3,878)	(401)	(424)	(108)	(23,313)
Net client cash flows	(3,988)	(3,614)	450	1,505	(391)	670	544	(4,824)
Market appreciation (depreciation)	(2,936)	1,833	335	2,253	48	219	69	1,821
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$25,510	$8,588	$25,714	$33,940	$228	$1,878	$987	$96,845
Average assets under management	$29,216	$8,733	$24,535	$31,282	$293	$1,527	$694	$96,281
December 31, 2015
Beginning assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$—	$107,915
Gross client cash inflows	7,697	2,117	4,809	2,760	42	764	388	18,577
Gross client cash outflows	(5,630)	(8,574)	(5,294)	(4,379)	(205)	(335)	(8)	(24,425)
Net client cash flows	2,067	(6,457)	(485)	(1,619)	(163)	429	380	(5,848)
Market appreciation (depreciation)	(1,085)	(1,286)	915	(680)	(72)	(5)	(6)	(2,219)
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$32,434	$10,369	$24,929	$30,182	$571	$989	$374	99,848
Average assets under management(2)	$33,262	$14,511	$25,204	$32,015	$641	$775	$153	106,484
December 31, 2014
Beginning assets under management	$27,317	$23,024	$22,433	$30,957	$1,746	$—	$—	$105,477
Gross client cash inflows	9,185	3,003	5,912	4,177	21	655	—	22,953
Gross client cash outflows	(4,908)	(8,013)	(4,883)	(3,351)	(917)	(93)	—	(22,165)
Net client cash flows	4,277	(5,010)	1,029	826	(896)	562	—	788
Market appreciation (depreciation)	(142)	98	990	745	(44)	3	—	1,650
Net transfers(1)	—	—	47	(47)	—	—	—	—
Ending assets under management	$31,452	$18,112	$24,499	$32,481	$806	$565	$—	$107,915
Average assets under management(3)	$29,817	$20,881	$23,201	$32,467	$1,199	$381	$—	107,865
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

	As of December 31, 2016		As of December 31, 2015		As of December 31, 2014
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)
Institutional	$64,113	66.2%	$64,352	64.5%	$68,153	63.2%
Intermediary	27,925	28.8%	30,161	30.2%	33,894	31.4%
Retail	4,807	5.0%	5,335	5.3%	5,868	5.4%
Ending Assets Under Management(1)	$96,845	100.0%	$99,848	100.0%	$107,915	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
December 31, 2016	(unaudited; in millions)
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	13,101	5,388	18,489
Gross client cash outflows	(17,715)	(5,598)	(23,313)
Net client cash flows	(4,614)	(210)	(4,824)
Market appreciation (depreciation)	604	1,217	1,821
Net transfers(1)	(149)	149	—
Ending assets under management	$49,367	$47,478	$96,845
Average assets under management	$50,908	$45,373	$96,281
December 31, 2015
Beginning assets under management	$60,257	$47,658	$107,915
Gross client cash inflows	13,942	4,635	18,577
Gross client cash outflows	(18,864)	(5,561)	(24,425)
Net client cash flows	(4,922)	(926)	(5,848)
Market appreciation (depreciation)	(1,494)	(725)	(2,219)
Net transfers(1)	(315)	315	—
Ending assets under management	$53,526	$46,322	$99,848
Average assets under management	$58,671	$47,813	$106,484
December 31, 2014
Beginning assets under management	$59,881	$45,596	$105,477
Gross client cash inflows	15,800	7,153	22,953
Gross client cash outflows	(15,365)	(6,800)	(22,165)
Net client cash flows	435	353	788
Market appreciation (depreciation)	573	1,077	1,650
Net transfers(1)	(632)	632	—
Ending assets under management	$60,257	$47,658	$107,915
Average assets under management	$61,819	$46,046	107,865
(1)Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

Artisan Funds and Artisan Global Funds
As of December 31, 2016, Artisan Funds comprised $46.4 billion, or 48%, of our assets under management. For the year ended December 31, 2016, fees from Artisan Funds represented $453.6 million, or 63%, of our revenues. Our tiered fee rates for the series of Artisan Funds range from 0.625% to 1.25% of fund assets, depending on the strategy, the amount invested and other factors.
As of December 31, 2016, Artisan Global Funds comprised $3.0 billion, or 3%, of our assets under management. In UCITS funds, it is permissible and in some circumstances customary for a portion of the management fee to be rebated to investors with accounts of a certain type or asset size to encourage investment at an early stage or for other reasons or for a portion of the management fee to be paid to intermediaries for distribution services. We have entered into such rebate and distribution arrangements, and will continue to do so, in circumstances we consider appropriate. Our fee rates for Artisan Global Funds range from 0.75% to 1.75% of assets under management. For the year ended December 31, 2016, fees from Artisan Global Funds represented $17.0 million, or 2%, of our revenues.
The weighted average rate of fee paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.92% for the year ended December 31, 2016, and 0.93% for the years ended December 31, 2015 and 2014.
Separate Accounts
Separate accounts comprised $47.5 billion, or 49%, of our assets under management as of December 31, 2016. For the year ended December 31, 2016, fees from separate accounts represented $250.3 million, or 35%, of our revenues.
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
The weighted average rate of fee paid by our separate account clients in the aggregate was 0.55% for the years ended December 31, 2016, 2015 and 2014. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
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

The following table sets forth revenues we earned under our investment management agreements with Artisan Funds and Artisan Global Funds and on the separate accounts that we managed as well as average assets under management for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Revenues
Management fees
Artisan Funds & Artisan Global Funds	$470.6	$543.3	$575.4
Separate accounts	249.2	260.4	252.3
Performance fees	1.1	1.8	1.0
Total revenues	$720.9	$805.5	$828.7
Average assets under management for period	$96,281	$106,484	$107,865
For the years ended December 31, 2016, 2015 and 2014, approximately 89%, 90% and 91%, respectively, of our investment management fees were earned from clients located in the United States.
Operating Expenses
Our operating expenses consist primarily of compensation and benefits, distribution and marketing, occupancy, communication and technology, and general and administrative.
Our expenses may fluctuate due to a number of factors, including the following:

•
variations in the level of total compensation expense due to, among other things, incentive compensation, equity awards, changes in our employee count (including the addition of new investment teams) and product mix and competitive factors; and

•	expenses, such as distribution fees, rent, professional service fees, technology and data-related costs, incurred, as necessary, to operate and grow our business.
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
Compensation and Benefits
Compensation and benefits includes (i) salaries, incentive compensation and benefits costs, (ii) compensation expense related to post-IPO equity awards granted to employees and (iii) pre-offering related compensation, which consists of amortization expense on unvested Class B awards.
Incentive compensation is one of the most significant parts of the total compensation of our senior employees. The aggregate amount of cash incentive compensation paid to members of our investment teams and senior members of our marketing and client service teams is based on formulas that are tied directly to revenues, which for each of our investment teams represents approximately 25% of the revenues generated by assets under management in the team’s strategy or strategies. Incentive compensation paid to other employees is discretionary and subjectively determined based on individual performance and our overall results during the applicable year.
Certain compensation and benefits are seasonal expenses, such as employer funded retirement and health care contributions and payroll taxes. Historically these costs have added approximately $3 million to $4 million to our costs in the first quarter of each calendar year.
We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. The awards consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata annual time vesting over 5 years and (2) qualifying retirement (as defined in the award agreements).
Compensation expense related to the equity awards is recognized based on the estimated grant date fair value, for only those awards that vest, on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for awards that have been granted to date.
Our board of directors approved the grant of 1,138,892 restricted share-based awards to certain of our employees during 2016 and 1,268,500 restricted share-based awards in January 2017. The grants consisted of both standard restricted awards and career awards, as described above.

Total compensation expense, which will be recognized on a straight-line basis over the requisite service period, is expected to be approximately $34.6 million and approximately $35.9 million, for the 2016 and January 2017 awards, respectively. Including the January 2017 grant, we expect the 2017 quarterly expense related to post-IPO equity compensation to be approximately $12 million per quarter.
Since the IPO and including the January 2017 grant, our board of directors has approved the grant of 6,070,187 restricted share-based awards. The unrecognized non-cash compensation expense for these awards as of December 31, 2016 was $147.0 million. We expect to continue to make equity grants each year, though the form and structure of equity awards may change as we seek to maximize alignment between our employees and our clients, investors, partners, and shareholders. The amount of equity granted will vary from year to year and will be influenced by our results and other factors. From time to time, we may make individual equity grants to people we hire.
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
As part of the IPO Reorganization, Class B grant agreements were amended, which eliminated the cash redemption feature and resulted in equity award accounting since such modification. Compensation expense for these awards following the IPO Reorganization represents the amortization of the fair value of unvested awards on the date of the IPO Reorganization over the remaining vesting period. All remaining unvested Class B awards will be fully vested on July 1, 2017.
Distribution and Marketing
Distribution and marketing expenses primarily represent payments we make to broker-dealers, financial advisors, defined contribution plan providers, mutual fund supermarkets and other intermediaries for selling, servicing and administering accounts invested in shares of Artisan Funds. Artisan Funds authorizes intermediaries to accept purchase, exchange, and redemption orders for shares of Artisan Funds on behalf of Artisan Funds. Many intermediaries charge a fee for those services. Artisan Funds pays a portion of such fees, which are intended to compensate the intermediary for its provision of services of the type that would be provided by Artisan Funds’ transfer agent or other service providers if the shares were registered directly on the books of Artisan Funds’ transfer agent. Like the investment management fees we earn as adviser to Artisan Funds, distribution fees typically vary with the value of the assets invested in shares of Artisan Funds. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us all costs attributable to the marketing and distribution of shares of Artisan Funds. A significant portion of Artisan Funds’ shares are held by investors through intermediaries to which we pay distribution and marketing expenses.
Total distribution fees will increase if we increase our assets under management sourced through intermediaries that charge these fees. The amount we pay to intermediaries for distribution and administrative services varies by share class. If assets transfer from the Investor share class to the Advisor or the Institutional share classes, the amount of fees we pay will decrease. In contrast to some mutual funds, investors in Artisan Funds pay no 12b-1 fees, which are fees charged to investors to pay for marketing, advertising and distribution services.
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
$60 million of the unsecured notes mature in August 2017. We currently expect to refinance the notes at similar rates and on similar terms as the notes coming due. We also currently expect to renew the revolving credit facility in August 2017.
Other Non-Operating Income (Loss)
Other items included in total non-operating income (loss) are income from our excess cash balances, dividends earned on available-for-sale securities, and gains or losses we recognize upon the sale of available-for-sale securities.
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
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state, and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that a portion of Artisan Partners Holdings’ earnings are not subject to corporate level taxes. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate will no longer exist after the awards fully vest on July 1, 2017.
Beginning in 2016, the effective tax rate is also affected by the discrete tax impact of dividends on unvested share-based awards and vesting of restricted share-based awards; however, those items did not have a significant impact on our effective tax rate for the year ended December 31, 2016.

Results of Operations
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

	For the Years Ended December 31,		Period-to-Period
	2016	2015	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$720.9	$805.5	$(84.6)	(11)%
Operating Expenses
Total compensation and benefits	383.9	414.3	(30.4)	(7)%
Other operating expenses	102.8	108.8	(6.0)	(6)%
Total operating expenses	486.7	523.1	(36.4)	(7)%
Total operating income	234.2	282.4	(48.2)	(17)%
Non-operating income (loss)
Interest expense	(11.7)	(11.7)	—	—%
Other non-operating income (loss)	2.0	(11.8)	13.8	117%
Total non-operating income (loss)	(9.7)	(23.5)	13.8	59%
Income before income taxes	224.5	258.9	(34.4)	(13)%
Provision for income taxes	51.5	46.8	4.7	10%
Net income before noncontrolling interests	173.0	212.1	(39.1)	(18)%
Less: Noncontrolling interests - Artisan Partners Holdings	100.0	130.3	(30.3)	(23)%
Net income attributable to Artisan Partners Asset Management Inc.	$73.0	$81.8	$(8.8)	(11)%
Per Share Data
Net income available to Class A common stock per basic and diluted share	$1.57	$1.86
Weighted average basic and diluted shares of Class A common stock outstanding	38,137,810	35,448,550
Revenues
The decrease in revenues of $84.6 million, or 11%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, was driven primarily by a $10.2 billion, or 10%, decrease in our average AUM and a decrease in our weighted average investment management fee rate.
Our weighted average investment management fee was 75 basis points for the year ended December 31, 2016, compared to 76 basis points for the year ended December 31, 2015. The slight decrease in the weighted average fee rate is the result of a shift in the mix of our AUM between our investment strategies and vehicles, primarily a reduction in the proportion of our total assets managed through Artisan Funds.
The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2016	2015	2016	2015
	(unaudited; dollars in millions)
Investment management fees	$250.3	$262.2	$470.6	$543.3
Weighted average fee	55 basis points	55 basis points	92 basis points	93 basis points
Percentage of ending AUM	49%	46%	51%	54%

Operating Expenses
The decrease in total operating expenses of $36.4 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily a result of lower incentive compensation and third-party distribution expenses in 2016, which fluctuate with revenue and AUM, and a decrease in pre-offering related equity compensation expense. We incurred approximately $3.5 million of operating expenses in the fourth quarter of 2016 related to the establishment of the Thematic team and the addition of a Chief Operating Officer of Investments. We expect the operating expenses associated with the Thematic team and new executive will collectively be approximately $2.0 million per quarter in 2017, primarily related to compensation and benefits costs.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2016	2015	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$312.6	$335.7	$(23.1)	(7)%
Restricted share-based award compensation expense	43.2	36.5	6.7	18%
Total salaries, incentive compensation and benefits	355.8	372.2	(16.4)	(4)%
Pre-offering related compensation - share-based awards	28.1	42.1	(14.0)	(33)%
Total compensation and benefits	$383.9	$414.3	$(30.4)	(7)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation and benefits was driven primarily by a $23.9 million decrease in incentive compensation paid to our investment and marketing professionals as a result of lower investment management fee revenue and $6.0 million of start-up costs related to the Developing World team incurred in the first quarter of 2015. The decreases were partially offset by increased costs related to an increase in the number of employees, including those on the Thematic team and the addition of a Chief Operating Officer of Investments, as described above.
The $6.7 million increase in restricted share-based compensation expense resulted primarily from grants of awards in 2016 and 2015. We expect restricted share-based award compensation expense to continue to increase as we make additional equity awards each year, until our inaugural post-IPO grant becomes fully vested in 2018. The ultimate size of the expense will depend primarily on the number of awards granted and our stock price at the time awards are made.

Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $14.0 million, as certain awards became fully vested during 2016 and 2015. Class B awards will be fully vested on July 1, 2017.
Total salaries, incentive compensation and benefits was 49% and 46% of our revenues for the years ended December 31, 2016 and 2015, respectively.
Other operating expenses
Other operating expenses decreased $6.0 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a $10.7 million reduction in distribution expenses. Distribution expenses decreased as a result of a decrease in our AUM sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer of assets from Investor Shares to Advisor Shares reduced our intermediary fees by approximately $2.9 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015.
Other operating expenses includes a $6.7 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives.
Non-Operating Income (Loss)
Non-operating income (loss) for the year ended December 31, 2016 includes $0.7 million of income resulting from changes in the estimate of the payment obligation under the tax receivable agreements, compared to $12.2 million of expense for year ended December 31, 2015. The effect of changes in that estimate after the date of an exchange or sale is included in net income. Similarly, the effect on the estimate of changes in enacted tax rates and in applicable tax laws are included in net income.

Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2016 and 2015 was 22.9% and 18.1%, respectively. The rate increase was partially due to an increase in APAM’s equity ownership in Holdings. For the year ended December 31, 2016, approximately 47% of Holdings’ earnings were not subject to corporate-level taxes compared to approximately 50% for the year ended December 31, 2015. The rate increase was also due to the fact that the tax provision for the year ended December 31, 2015 included a discrete tax benefit of $8.3 million related to changes in estimates associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2016, as a result of stock offerings, unit exchanges, and equity award grants. See Note 11, “Earnings (Loss) Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Years Ended December 31,		For the Period-to-Period
	2015	2014	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$805.5	$828.7	$(23.2)	(3)%
Operating Expenses
Total compensation and benefits	414.3	415.0	(0.7)	—%
Other operating expenses	108.8	106.8	2.0	2%
Total operating expenses	523.1	521.8	1.3	—%
Total operating income	282.4	306.9	(24.5)	(8)%
Non-operating income (loss)
Interest expense	(11.7)	(11.6)	(0.1)	(1)%
Other non-operating income (loss)	(11.8)	(3.8)	(8.0)	(211)%
Total non-operating income (loss)	(23.5)	(15.4)	(8.1)	(53)%
Income before income taxes	258.9	291.5	(32.6)	(11)%
Provision for income taxes	46.8	48.8	(2.0)	(4)%
Net income before noncontrolling interests	212.1	242.7	(30.6)	(13)%
Less: Noncontrolling interests - Artisan Partners Holdings	130.3	173.1	(42.8)	(25)%
Net income attributable to Artisan Partners Asset Management Inc.	$81.8	$69.6	$12.2	18%
Per Share Data
Net income (loss) available to Class A common stock per basic and diluted share	$1.86	$(0.37)
Weighted average basic and diluted shares of Class A common stock outstanding	35,448,550	27,514,394
Revenues
The decrease in revenues of $23.2 million, or 3%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, was driven primarily by a $1.4 billion or 1%, decrease in our average AUM and a decrease in our weighted average investment management fee rate.
Our weighted average investment management fee was 76 basis points for the year ended December 31, 2015, compared to 77 basis points for the year ended December 31, 2014. The decrease in the weighted average fee rate was the result of a shift in the mix of our AUM between our investment strategies and vehicles, primarily a reduction in the proportion of our total assets managed through Artisan Funds.
The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2015	2014	2015	2014
	(unaudited; dollars in millions)
Investment management fees	$262.2	$253.3	$543.3	$575.4
Weighted average fee	55 basis points	55 basis points	93 basis points	93 basis points
Percentage of ending AUM	46%	44%	54%	56%

Operating Expenses
The increase in total operating expenses of $1.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to a $13.4 million increase in restricted share-based compensation expense and costs associated with the formation of our Developing World team. We incurred approximately $12 million of expenses during the year ended December 31, 2015 related to the Developing World team, of which $6.5 million related to establishing the team. The increased expenses were partially offset by a $22.6 million decrease in pre-offering related equity compensation expense.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2015	2014	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$335.7	$327.2	$8.5	3%
Restricted share-based award compensation expense	36.5	23.1	13.4	58%
Total salaries, incentive compensation and benefits	372.2	350.3	21.9	6%
Pre-offering related compensation - share-based awards	42.1	64.7	(22.6)	(35)%
Total compensation and benefits	$414.3	$415.0	$(0.7)	0%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation and benefits was driven primarily by $6.0 million of start-up costs related to the Developing World team in the first quarter of 2015 and a $9.1 million increase due to an increase in the number of employees, including those on the Developing World team. These increases were partially offset by a decline in the cash incentive compensation directly linked to our revenues, which decreased by $6.6 million.
The $13.4 million increase in restricted share-based compensation expense resulted primarily from grants of awards in January 2015 and July 2014.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $22.6 million, as certain awards became fully vested during 2015 and 2014. Class B awards will be fully vested on July 1, 2017.
Total salaries, incentive compensation and benefits was 46% and 42% of our revenues for the years ended December 31, 2015 and 2014, respectively.
Other operating expenses
Other operating expenses increased $2.0 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to a $4.5 million increase in communication and technology expenses as a result of investments in firm technology initiatives, mainly in the areas of information security and distribution and marketing. Occupancy and general and administrative expenses also increased by $3.0 million primarily due to an increase in the number of employees, including those on the Developing World team.
The increases in other operating expenses described above were partially offset by a $4.4 million reduction in distribution expenses. Distribution expenses decreased as a result of a decrease in our AUM sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer of assets from Investor Shares to Advisor Shares reduced our intermediary fees by approximately $2.7 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014.
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

Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2015 and 2014 was 18.1% and 16.7%, respectively. The rate increase was primarily due to an increase in APAM’s equity ownership in Holdings. For the year ended December 31, 2015, approximately 50% of Holdings’ earnings were not subject to corporate-level taxes compared to approximately 60% for the year ended December 31, 2014.
Included in the tax provision for the years ended December 31, 2015 and 2014, are discrete tax benefits of $8.3 million and $4.1 million, respectively, related to changes in estimates associated with our deferred tax assets.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2015, as a result of stock offerings, unit exchanges, and equity award grants. Basic and diluted earnings per share were negatively impacted in 2014 by our purchase of our preferred securities because the purchase price was greater than the equity carrying value. See Note 11, “Earnings (Loss) Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) offering related proxy expense and (3) net gain (loss) on the tax receivable agreements. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings and all shares of APAM’s convertible preferred stock had been exchanged for or converted into Class A common stock of APAM on a one-for-one basis. Assuming full vesting, exchange and conversion, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 37.0% for the years ended December 31, 2016 and 2015, and 36.5% for the year ended December 31, 2014.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested Class A share-based awards, the exchange of all outstanding limited partnership units of Artisan Partners Holdings and the conversion of all outstanding shares of APAM’s convertible preferred stock for or into Class A common stock of APAM on a one-for-one basis.

•	Adjusted operating income represents the operating income of the consolidated company excluding offering related proxy expense and pre-offering related compensation.

•	Adjusted operating margin is calculated by dividing adjusted operating income by total revenues.

•
Adjusted EBITDA represents net income before taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income attributable to non-controlling interests, offering related proxy expense, pre-offering related compensation and net gain (loss) on the tax receivable agreements.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2016	2015	2014
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$73.0	$81.8	$69.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	100.0	130.3	173.1
Add back: Provision for income taxes	51.5	46.8	48.8
Add back: Pre-offering related compensation - share-based awards	28.1	42.1	64.7
Add back: Offering related proxy expense	—	—	0.1
Add back: Net (gain) loss on the tax receivable agreements	(0.7)	12.2	4.2
Less: Adjusted provision for income taxes	93.2	115.9	131.6
Adjusted net income (Non-GAAP)	$158.7	$197.3	$228.9

Average shares outstanding
Class A common shares	38.1	35.4	27.5
Assumed vesting, conversion or exchange of:
Unvested Class A restricted share-based awards	3.6	3.1	2.1
Convertible preferred shares outstanding	—	—	0.4
Artisan Partners Holdings units outstanding (noncontrolling interest)	32.8	35.0	42.2
Adjusted shares	74.5	73.5	72.2

Basic and diluted earnings per share (GAAP)	$1.57	$1.86	$(0.37)
Adjusted net income per adjusted share (Non-GAAP)	$2.13	$2.69	$3.17

Operating income (GAAP)	$234.2	$282.4	$306.9
Add back: Pre-offering related compensation - share-based awards	28.1	42.1	64.7
Add back: Offering related proxy expense	—	—	0.1
Adjusted operating income (Non-GAAP)	$262.3	$324.5	$371.7

Operating margin (GAAP)	32.5%	35.1%	37.0%
Adjusted operating margin (Non-GAAP)	36.4%	40.3%	44.9%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$73.0	$81.8	$69.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	100.0	130.3	173.1
Add back: Pre-offering related compensation - share-based awards	28.1	42.1	64.7
Add back: Offering related proxy expense	—	—	0.1
Add back: Net (gain) loss on the tax receivable agreements	(0.7)	12.2	4.2
Add back: Interest expense	11.7	11.7	11.6
Add back: Provision for income taxes	51.5	46.8	48.8
Add back: Depreciation and amortization	5.2	4.5	3.2
Adjusted EBITDA (Non-GAAP)	$268.8	$329.4	$375.3

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$156.8	$166.2
Accounts receivable	$59.7	$60.1
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2016, none of our receivables were considered uncollectable. We also maintain a $100 million revolving credit facility, which was unused as of and for the year ended December 31, 2016.
In August 2012, we issued $200 million in unsecured notes and entered into the $100 million five-year revolving credit facility. We used the proceeds of the notes and $90 million drawn from the revolving credit facility to prepay the entire then-outstanding principal amount of our $400 million term loan. The notes are comprised of three series, each with a balloon payment at maturity. In connection with the IPO, we paid all of the $90 million outstanding principal amount of loans under the revolving credit facility. See Note 5, “Borrowings” in the Notes to the Consolidated Financial Statements in Item 8 of this report for a discussion of the interest rates charged on our borrowings.
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
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:

•
leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2016 was 0.6 to 1.00); and

•
interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2016 was 28.6 to 1.00).

Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations.
$60 million of the unsecured notes and the $100 million revolving credit facility are scheduled to mature in August 2017. Subject to board approval, lender negotiations and market conditions, we currently intend to extend the $100 million revolving credit facility and refinance the $60 million notes prior to maturity. In the event the notes are not refinanced, we intend to use existing excess cash to pay the principal upon maturity.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016	2015
	(in millions)
Holdings Partnership Distributions to Limited Partners	$133.9	$182.2
Holdings Partnership Distributions to APAM	$160.5	$186.7
Total Holdings Partnership Distributions	$294.4	$368.9
On January 27, 2017, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $38.2 million payable by Artisan Partners Holdings on February 22, 2017 to holders of its partnership units, including APAM, of record on February 14, 2017.
APAM declared and paid the following dividends per share during the years ended December 31, 2016 and 2015:

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2016	2015
Quarterly	Common Class A	$2.40	$2.40
Special Annual	Common Class A	$0.40	$0.95
On January 27, 2017, our board declared a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.36 per share of Class A common stock, both payable on February 28, 2017 to shareholders of record as of February 14, 2017. In determining the special annual dividend, we elected to retain approximately $0.25 per share of Class A common stock of previously generated cash and TRA-related cash savings.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of $0.60 per share of Class A common stock. After the end of the year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $586.2 million liability as of December 31, 2016. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock, convertible preferred stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the tax receivable agreement.  Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the tax receivable agreement as a result of a change in tax rates would be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2016, payments of $27.8 million, including interest, were made in accordance with the TRA agreements. We expect to make payments of approximately $30 million in 2017 related to the TRAs.

Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Cash as of January 1	$166.2	$182.3	$211.8
Net cash provided by operating activities	270.4	321.2	351.6
Net cash provided by (used in) investing activities	(2.1)	(11.3)	(7.8)
Net cash used in financing activities	(277.7)	(326.0)	(373.3)
Cash Balance as of December 31,	$156.8	$166.2	$182.3
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating activities provided net cash of $270.4 million and $321.2 million for the years ended December 31, 2016 and 2015, respectively. The $50.8 million decrease in net cash provided by operating activities was primarily due to decreased revenues and operating income resulting from the decrease in average AUM. For the year ended December 31, 2016, compared to the year ended December 31, 2015, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $55.5 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $2.1 million and $11.3 million for the years ended December 31, 2016 and 2015, respectively. The $9.2 million decrease in net cash used in investing activities was primarily due to a $9.0 million decrease in net purchases of investment securities.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Financing activities used net cash of $277.7 million and $326.0 million for the years ended December 31, 2016 and 2015, respectively. The $48.3 million decrease in net cash used by financing activities was primarily the result of a $48.3 million decrease in distributions to limited partners and a $8.6 million decrease in dividends paid, partially offset by a $7.6 million increase in payments under the tax receivable agreements.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating activities provided net cash of $321.2 million and $351.6 million for the years ended December 31, 2015 and 2014, respectively. The $30.4 million decrease in net cash provided by operating activities was primarily due to decreased revenues and operating income resulting from the decrease in average AUM. For the year ended December 31, 2015, compared to the year ended December 31, 2014, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $33.8 million.
Investing activities used net cash of $11.3 million and $7.8 million for the years ended December 31, 2015 and 2014, respectively. The $3.5 million increase in net cash used in investing activities was due to a $5.6 million increase in net purchases of investment securities, partially offset by a $2.3 million decrease in acquisitions of property and equipment and leasehold improvements.
Financing activities used net cash of $326.0 million and $373.3 million for the years ended December 31, 2015 and 2014, respectively. The $47.3 million decrease in net cash used by financing activities was primarily the result of an $84.7 million decrease in distributions to limited partners, partially offset by a $24.1 million increase in dividends paid and a $15.4 million increase in payments of amounts owed under the tax receivable agreements during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Certain Contractual Obligations
The following table sets forth our contractual obligations under certain contracts as of December 31, 2016.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on borrowings	$200.0	$60.0	$50.0	$—	$90.0
TRAs (1)	586.2	—	—	—	—
Interest payable	42.5	11.0	15.8	10.5	5.2
Lease obligations	72.6	10.1	19.2	16.5	26.8
Partnership redemption payable	0.5	0.5	—	—	—
Total Contractual Obligations	$901.8	$81.6	$85.0	$27.0	$122.0
(1) The estimated payments under the TRAs as of December 31, 2016 are described above under “Liquidity and Capital Resources”. However, amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “-Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to pay approximately $30 million in 2017 related to the TRAs.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2016.
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
Consolidation
We consolidate all subsidiaries or other entities in which we have a controlling financial interest. We assess each legal entity in which we hold a variable interest on a quarterly basis to determine whether consolidation is appropriate. We determine whether we have a controlling financial interest in the entity by evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under GAAP. Assessing whether an entity is a VIE or VOE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity.
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
Variable Interest Entities-A VIE is an entity that lacks one or more of the characteristics of a VOE. In accordance with GAAP, an enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a legal entity meets the definition of a VIE by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity’s economic performance. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the right to receive potentially significant benefits or the obligation to absorb potentially significant losses.

We serve as the investment adviser for Artisan Funds, a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and investment manager of Artisan Global Funds, a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model.
Seed Investments - We generally make initial seed investments in sponsored investment portfolios at the portfolio’s formation, which are made on the same terms as are available to other investors. If the seed investment results in a controlling financial interest, we will consolidate the investment, and the underlying individual securities will be accounted for as trading securities. If the seed investment results in significant influence, but not control, the investment will be accounted for as an equity method investment. Significant influence is generally considered to exist with equity ownership levels between 20% and 50%, although other factors are considered. Seed investments in which we do not have a controlling financial interest or significant influence are classified as available-for-sale investments. These investments are measured at fair value in the Consolidated Statement of Financial Condition. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. Realized gains are recognized in non-operating income (loss). As of December 31, 2016, all of our seed investments were accounted for as available-for-sale securities.
Revenue Recognition
Investment management fees are generally computed as a percentage of assets under management and recognized as services are rendered. Fees for providing investment management services are computed and billed in accordance with the provisions of the applicable investment management agreements, generally on a monthly or quarterly basis. The investment management agreements for a small number of accounts provide for performance-based fees. Performance-based fees, if earned, are recognized on the contractually determined measurement date. Interest and dividend income is recognized when earned. Performance fees generally are not subject to clawback as a result of performance declines subsequent to the most recent measurement date. Investment management fees are presented net of cash rebates and fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.
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
With the exception of the assets in our High Income strategy (which represented approximately 1.9% of our AUM at December 31, 2016), the portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested principally in publicly-traded equity securities for which public market values are readily available, with a portion of each portfolio held in cash or cash-like instruments.

Income Taxes
We operate in numerous states and countries and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability for income taxes that we have incurred in doing business each year in all of our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our tax return liabilities. Each jurisdiction has the right to audit those tax returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2016, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.
Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $586.2 million as of December 31, 2016, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
New or Revised Accounting Standards
See Note 2, “Summary of Significant Accounting Policies — Recent accounting pronouncements” to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.
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
The value of our assets under management was $96.8 billion as of December 31, 2016. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $72.6 million at our current weighted average fee rate of 75 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $89.1 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 92 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $53.3 million at the current weighted average fee rate across all of our separate accounts of 55 basis points.

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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned was $6.3 million as of December 31, 2016. We invested in certain of Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $0.6 million at December 31, 2016. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $96.8 billion as of December 31, 2016. As of December 31, 2016, approximately 49% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 43% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not often hedge an investment portfolio’s exposure to a non-U.S. currency.
We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 43% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $4.2 billion, which would cause an annualized increase or decrease in revenues of approximately $31.2 million at our current weighted average fee rate of 75 basis points.
We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.
Interest Rate Risk
At certain times, we invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2016, we invested $64.2 million of our available cash in money market funds that invested solely in U.S. Treasuries. Given the current low yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2016, there were no borrowings outstanding under the revolving credit agreement.
Our High Income strategy, which had $1.9 billion of AUM as of December 31, 2016, invests in fixed income securities. The values of debt instruments held by the strategy may fall in response to increases in interest rates, which would reduce our revenues.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of Artisan Partners Asset Management Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Artisan Partners Asset Management Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A “Controls and Procedures”. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 21, 2017

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amounts)

	At December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$156,777	$166,193
Accounts receivable	59,739	60,058
Investment securities	6,297	10,290
Prepaid expenses	8,654	7,474
Property and equipment, net	20,018	17,995
Restricted cash	629	889
Deferred tax assets	678,518	678,537
Other	5,534	4,410
Total assets	$936,166	$945,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$15,609	$18,052
Accrued incentive compensation	12,642	13,748
Deferred lease obligations	3,972	3,478
Borrowings	199,477	199,314
Class B redemptions payable	506	5,602
Amounts payable under tax receivable agreements	586,246	589,101
Total liabilities	$818,452	$829,295
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 42,149,436 and 39,432,605 shares outstanding at December 31, 2016 and December 31, 2015, respectively)	421	394
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 15,142,049 and 18,327,222 shares outstanding at December 31, 2016 and December 31, 2015, respectively)	151	183
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 17,063,384 and 15,649,101 shares outstanding at December 31, 2016 and December 31, 2015, respectively)	171	157
Additional paid-in capital	119,221	116,448
Retained earnings	13,395	13,238
Accumulated other comprehensive income (loss)	(1,648)	(375)
Total stockholders’ equity	131,711	130,045
Noncontrolling interest - Artisan Partners Holdings	(13,997)	(13,494)
Total equity	$117,714	$116,551
Total liabilities and equity	$936,166	$945,846

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Management fees	$719,778	$803,701	$827,651
Performance fees	1,081	1,768	1,050
Total revenues	$720,859	$805,469	$828,701
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	355,835	372,167	350,302
Pre-offering related compensation - share-based awards	28,080	42,071	64,664
Total compensation and benefits	383,915	414,238	414,966
Distribution and marketing	32,516	43,626	49,132
Occupancy	13,076	12,504	11,255
Communication and technology	32,125	25,487	21,002
General and administrative	24,993	27,229	25,443
Total operating expenses	486,625	523,084	521,798
Total operating income	234,234	282,385	306,903
Non-operating income (loss)
Interest expense	(11,653)	(11,706)	(11,572)
Net investment income and other	1,253	445	399
Net gain (loss) on the tax receivable agreements	650	(12,247)	(4,187)
Total non-operating income (loss)	(9,750)	(23,508)	(15,360)
Income before income taxes	224,484	258,877	291,543
Provision for income taxes	51,483	46,771	48,829
Net income before noncontrolling interests	173,001	212,106	242,714
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	99,971	130,305	173,085
Net income attributable to Artisan Partners Asset Management Inc.	$73,030	$81,801	$69,629

Basic and diluted earnings (loss) per share	$1.57	$1.86	$(0.37)
Basic and diluted weighted average number of common shares outstanding	38,137,810	35,448,550	27,514,394
Dividends declared per Class A common share	$2.80	$3.35	$3.83

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income before noncontrolling interests	$173,001	$212,106	$242,714
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized holding gain (loss) on investment securities, net of tax of ($20), ($146) and ($16), respectively	974	(301)	(241)
Less: reclassification adjustment for net gains included in net income	1,073	424	295
Net unrealized gain (loss) on investment securities	(99)	(725)	(536)
Foreign currency translation gain (loss)	(2,130)	(586)	(510)
Total other comprehensive income (loss)	(2,229)	(1,311)	(1,046)
Comprehensive income	170,772	210,795	241,668
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	99,015	129,574	172,211
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$71,757	$81,221	$69,457

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Convertible Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest - Artisan Partners Holdings	Total Equity
Balance at January 1, 2014	$198	$253	$252	$34,909	$6,388	$1,401	$378	$38,060	$81,839
Net income (loss)	—	—	—	—	—	69,629	—	173,085	242,714
Other comprehensive income - foreign currency translation	—	—	—	—	—	—	(255)	(255)	(510)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	—	(175)	(243)	(418)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	—	(10,481)	—	258	10,105	(118)
Amortization of equity-based compensation	—	—	—	—	36,175	—	—	52,081	88,256
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	—	64,520	—	—	—	64,520
Issuance of Class A common stock, net of issuance costs	111	—	—	—	552,178	—	—	—	552,289
Issuance of restricted stock awards	14	—	—	—	(14)	—	—	—	—
Employee net share settlement	—	—	—	—	(136)	—	—	(166)	(302)
Purchase of equity and subsidiary equity	—	(38)	(47)	(21,652)	(533,204)	—	—	812	(554,129)
Conversion of preferred stock and exchange of subsidiary equity	19	—	(33)	(13,257)	23,289	—	—	(10,018)	—
Distributions	—	—	—	—	—	—	—	(266,838)	(266,838)
Dividends	—	—	—	—	(45,191)	(54,613)	—	—	(99,804)
Balance at December 31, 2014	$342	$215	$172	$—	$93,524	$16,417	$206	$(3,377)	$107,499
Net income	—	—	—	—	—	81,801	—	130,305	212,106
Other comprehensive income - foreign currency translation	—	—	—	—	—	—	(303)	(283)	(586)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	—	(307)	(383)	(690)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	—	(5,463)	—	29	5,399	(35)
Amortization of equity-based compensation	—	—	—	—	42,144	—	—	37,376	79,520
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	—	26,075	—	—	—	26,075
Issuance of Class A common stock, net of issuance costs	38	—	—	—	175,974	—	—	—	176,012
Forfeitures	—	(4)	3	—	1	—	—	—	—
Issuance of restricted stock awards	6	—	—	—	(6)	—	—	—	—
Employee net share settlement	—	—	—	—	(358)	—	—	(311)	(669)
Exchange of subsidiary equity	8	(4)	(4)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(24)	(14)	—	(176,520)	—	—	—	(176,558)
Distributions	—	—	—	—	—	—	—	(182,175)	(182,175)
Dividends	—	—	—	—	(38,923)	(84,980)	—	(45)	(123,948)
Balance at December 31, 2015	$394	$183	$157	$—	$116,448	$13,238	$(375)	$(13,494)	$116,551

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders’ Equity, continued (U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest - Artisan Partners Holdings	Total Equity
Balance at January 1, 2016	$394	$183	$157	$116,448	$13,238	$(375)	$(13,494)	$116,551
Net income (loss)	—	—	—	—	73,030	—	99,971	173,001
Other comprehensive income - foreign currency translation	—	—	—	—	—	(1,192)	(938)	(2,130)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	(30)	(64)	(94)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,332)	—	(51)	3,378	(5)
Amortization of equity-based compensation	—	—	—	40,923	(408)	—	31,481	71,996
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	8,439	—	—	—	8,439
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)
Forfeitures	—	(17)	15	2	—	—	—	—
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—
Employee net share settlement	—	—	—	(422)	—	—	(340)	(762)
Exchange of subsidiary equity	16	(15)	(1)	—	—	—	—	—
Distributions	—	—	—	—	—	—	(133,876)	(133,876)
Dividends	—	—	—	(42,804)	(72,465)	—	(115)	(115,384)
Balance at December 31, 2016	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income before noncontrolling interests	$173,001	$212,106	$242,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,272	4,519	3,250
Deferred income taxes	33,960	16,521	17,569
Reinvested dividends	—	—	(364)
Capital gains on the sale of investments, net	(1,073)	(424)	(295)
Net (gain) loss on the tax receivable agreements	(650)	12,247	4,187
Loss on disposal of property and equipment	108	40	362
Amortization of debt issuance costs	448	448	448
Share-based compensation	71,996	79,520	88,256
Excess tax benefit on share-based awards	—	(1,300)	(1,114)
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	318	9,303	(5,599)
Prepaid expenses and other assets	(4,898)	(2,614)	(1,607)
Accounts payable and accrued expenses	(3,520)	(316)	12,638
Class B liability awards	(5,096)	(8,682)	(8,742)
Deferred lease obligations	494	(129)	(136)
Net cash provided by operating activities	270,360	321,239	351,567
Cash flows from investing activities
Acquisition of property and equipment	(2,933)	(3,794)	(4,797)
Leasehold improvements	(4,343)	(3,541)	(4,822)
Proceeds from sale of property and equipment	—	—	4
Proceeds from sale of investment securities	8,961	2,724	11,611
Purchase of investment securities	(4,014)	(6,750)	(10,031)
Change in restricted cash	260	36	260
Net cash used in investing activities	(2,069)	(11,325)	(7,775)

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows, continued (U.S. dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities
Partnership distributions	(133,876)	(182,175)	(266,838)
Dividends paid	(115,384)	(123,948)	(99,804)
Change in other liabilities	—	(46)	(66)
Payment of amounts owed under the tax receivable agreements	(27,685)	(20,040)	(4,645)
Net proceeds from issuance of common stock	—	176,558	554,129
Payment of costs directly associated with the issuance of Class A common stock	—	(427)	(2,806)
Purchase of preferred stock and subsidiary equity	—	(176,558)	(554,129)
Taxes paid related to employee net share settlement	(762)	(669)	(302)
Excess tax benefit on share-based awards	—	1,300	1,114
Net cash used in financing activities	(277,707)	(326,005)	(373,347)
Net increase (decrease) in cash and cash equivalents	(9,416)	(16,091)	(29,555)
Cash and cash equivalents
Beginning of period	166,193	182,284	211,839
End of period	$156,777	$166,193	$182,284
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$33,941	$132,516	$392,058
Establishment of amounts payable under tax receivable agreements	25,480	107,740	328,667
Cash paid for:
Interest on borrowings	$11,108	$11,019	$11,108
Income tax	18,621	29,316	30,685

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Consolidated Financial Statements
(U.S. currencies in thousands, except per share or per unit amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management, Inc. (“APAM”), through its subsidiaries, is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company”.
Artisan’s autonomous investment teams manage a broad range of U.S., non-U.S. and global investment strategies that are diversified by market cap and investment style. During the fourth quarter of 2016, Artisan established its eighth autonomous investment team, the Thematic team.
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2016, APAM held approximately 57% of the equity ownership interest in Holdings. APAM has been allocated a part of Holdings’ net income since March 12, 2013, when it became Holdings’ general partner.
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

Holdings Unit Exchanges

On a quarterly basis, certain limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the year ended December 31, 2016:

Date of Exchange	Total Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
March 3, 2016	764,971	—	754,971	10,000
May 3, 2016	761,673	—	751,673	10,000
August 2, 2016	67,426	—	42,426	25,000
November 8, 2016	85,437	—	—	85,437
Total Units Exchanged 2016	1,679,507	—	1,549,070	130,437
The corresponding shares of APAM Class B and Class C common stock were immediately canceled upon exchange. The Holdings Common Unit Exchanges increased APAM’s equity ownership interest in Holdings, and resulted in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 9, “Income Taxes and Related Payments”.

Note 2. Summary of Significant Accounting Policies
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
Principles of consolidation
Artisan’s policy is to consolidate all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the voting interest entity (“VOE”) model or the variable interest entity (“VIE”) model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting interests. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. The consolidated financial statements include the accounts of APAM, and all subsidiaries or other entities in which APAM has a direct or indirect controlling financial interest. All material intercompany balances have been eliminated in consolidation.
Artisan serves as the investment adviser for Artisan Partners Funds, Inc. (“Artisan Funds”), a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and investment manager of Artisan Partners Global Funds plc (“Artisan Global Funds”), a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model.
From time to time the Company makes investments in sponsored investment portfolios, including series of Artisan Funds and Artisan Global Funds, which are made on the same terms as are available to other investors. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying individual securities are accounted for as trading securities. Investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments, as described below under “-Investment Securities”. As of December 31, 2016, APAM does not have a controlling financial interest in any sponsored investment portfolio or series of Artisan Funds or Artisan Global Funds and therefore does not consolidate these entities.
Operating segments
Artisan operates in one segment, the investment management industry. Artisan provides investment management services to separate accounts, mutual funds and other pooled investment vehicles. Management assesses the financial performance of these vehicles on a combined basis.
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
Foreign currency translation
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year-end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustment for foreign operations is included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). The cumulative effect of translation adjustments is included in accumulated other comprehensive income (loss) and noncontrolling interest - Artisan Partners Holdings in the Consolidated Statements of Financial Condition, based on period-end ownership levels.
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment management fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2016, 2015 and 2014.

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
Revenue recognition
Investment management fees are generally computed as a percentage of assets under management and recognized as services are rendered. Fees for providing investment advisory services are computed and billed in accordance with the provisions of the applicable investment management agreements, generally on a monthly or quarterly basis.
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
Pre-offering related compensation - share-based awards
Prior to the IPO Reorganization, Class B limited partnership interests were granted to certain employees. The Class B limited partnership interests provided both an interest in future profits of Holdings as well as an interest in the overall value of Holdings. Class B limited partnership interests generally vested ratably over a five-year period from the date of grant. Holders of Class B limited partnership interests were entitled to fully participate in profits from and after the date of grant. During 2013, the Class B awards were modified, which eliminated the cash redemption feature and resulted in equity classification since such modification. Compensation expense is recorded for unvested Class B awards on a straight-line basis over the remaining vesting period.
Share-based compensation
Share-based compensation expense is recognized based on grant-date fair value on a straight-line basis over the requisite service period of the awards. As of January 1, 2016, the Company’s accounting policy is to record the impact of forfeitures when they occur. The awards generally vest ratably over a five-year period from the date of grant. Certain awards vest upon the satisfaction of both (1) pro-rata annual time vesting over five years and (2) qualifying retirement (as defined in the award agreements).
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
Distribution fees paid by Artisan are presented as an operating expense as Artisan is the principal in its role as the primary obligor related to distribution and marketing services. Distribution fees paid to intermediaries were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Total intermediary fees incurred related to Artisan Funds	$88,942	$120,402	$133,745
Less: fees incurred by Artisan Funds	59,654	80,390	89,372
Fees incurred by Artisan	29,288	40,012	44,373
Global Funds distribution and other marketing expenses	3,228	3,614	4,759
Total distribution and marketing	$32,516	$43,626	$49,132
Accrued fees to intermediaries were $3.6 million and $4.6 million as of December 31, 2016 and 2015, respectively, and are included in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2016, 2015, and 2014. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Income taxes
Artisan accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Artisan recognizes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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

Partnership distributions
Artisan makes distributions to its partners for purposes of paying income taxes as required under the terms of Artisan Partners Holdings’ partnership agreement. Tax distributions are calculated utilizing the highest combined individual federal, state and local income tax rate among the various locations in which the partners, as a result of owning their interests in the partnership, are subject to tax, assuming maximum applicability of the phase-out of itemized deductions contained in the Internal Revenue Code. Artisan also makes additional distributions under the terms of the partnership agreement. Distributions are recorded in the financial statements on the declaration date.
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
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2016
In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU modified existing consolidation guidance for determining whether certain legal entities should be consolidated. The ASU eliminated the deferral under ASU 2010-10, Amendments for Certain Investment Funds, and, as a result, the Company must apply the new guidance to all entities, including investment companies. The presumption that a general partner controls a limited partnership was eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause the decision makers to consolidate VIEs, in certain instances. The new guidance was effective on January 1, 2016, and was adopted using a retrospective approach. Upon adoption, Artisan Partners Launch Equity LP (“Launch Equity”) was deconsolidated as the Company no longer had a controlling financial interest in the private investment partnership based on the modified consolidation guidance. Launch Equity was previously accounted for as a consolidated VIE until its operations were dissolved in 2014.
Under the retrospective transition method, prior-period results have been restated to reflect the deconsolidation for all periods presented. The deconsolidation of Launch Equity had no impact on Net Income attributable to Artisan Partners Asset Management. Launch Equity was liquidated and dissolved in 2014 and, as a result, the adoption had no impact on the Consolidated Financial Statements for the years ended December 31, 2016 and 2015.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the note liability, rather than presented as an asset. The new guidance was effective on January 1, 2016, and requires a retrospective approach to adoption. At December 31, 2016 and December 31, 2015, the Company had approximately $0.5 million and $0.7 million, respectively, of debt issuance costs that met the criteria of this amendment and are now presented as a reduction to Borrowings in the Consolidated Statements of Financial Condition.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification on the statement of cash flows, and accounting for the forfeiture of share-based awards. The Company adopted the guidance as of January 1, 2016. As part of the guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based awards) are now recognized as income tax expense or benefit in the income statement. Previously, excess tax benefits were recognized in additional paid-in-capital. The amendment also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity. The amendments related to the recognition of excess tax benefits and presentation of excess tax benefits in the statement of cash flows are applied prospectively as of January 1, 2016.

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
Accounting standards not yet adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The guidance also changes the accounting for certain costs to obtain or fulfill a contract. The new guidance will be effective on January 1, 2018 and allows for either a full retrospective or modified retrospective transition method. The Company is currently evaluating its transition method and the potential impact on the timing of performance fee revenue recognition and the potential capitalization of certain cash incentive compensation; however, based on current evaluations, the Company does not expect the adoption to have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 will be effective on January 1, 2018 and will result in a cumulative-effect adjustment to the Company’s Consolidated Statements of Financial Condition upon adoption. Upon adoption, the Company’s unrealized gains (losses) on available-for-sale investment securities will be recognized through net income, which will be a change from the current treatment of recognition in other comprehensive income (loss).
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new guidance will be effective on January 1, 2019, and will require a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The standard is expected to result in a significant increase in total assets and total liabilities, but will not have a significant impact on the consolidated statement of operations.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Mutual funds	$6,194	$103	$—	$6,297
December 31, 2015
Mutual funds	$10,069	$832	$(611)	$10,290
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
During the years ended December 31, 2016, 2015 and 2014, Artisan redeemed seed investments for proceeds of $9.0 million, $2.7 million and $11.6 million, respectively, resulting in realized gains of $1.1 million, $0.4 million and $0.3 million, respectively.
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2016 and 2015:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets
Cash equivalents	$64,170	$64,170	$—	$—
Mutual funds	6,297	6,297	—	—

December 31, 2015
Assets
Cash equivalents	$49,005	$49,005	$—	$—
Mutual funds	10,290	10,290	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds and UCITS funds. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of December 31, 2016 and 2015. Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the years ended December 31, 2016 and 2015.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of December 31, 2016 and 2015:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $202.5 million as of December 31, 2016. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
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

As of and for the year-ended December 31, 2016, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio.
Interest expense incurred on the unsecured notes and revolving credit agreement was $11.1 million for the years ended December 31, 2016, 2015 and 2014.
As of December 31, 2016, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2017	$60,000
2018	—
2019	50,000
2020	—
2021	—
Thereafter	90,000
Total	$200,000
Note 6. Noncontrolling Interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2016, APAM held approximately 57% of the equity ownership interests in Holdings.
Subsequent to the IPO, APAM has completed registered primary offerings of shares of Class A common stock (the “Follow-On Offerings”). The entire net proceeds of the primary offerings were used to purchase units of Holdings and shares of APAM convertible preferred stock. The offerings resulted in an increase in APAM’s equity ownership of Holdings, as well as an increase in deferred tax assets and amounts payable under tax receivable agreements. See Note 9, “Income Taxes and Related Payments” for the income tax impact of the offerings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the years ended December 31, 2016, 2015 and 2014, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2014	21,005,564	50,478,443	71,484,007	29%
Issuance of APAM Restricted Shares, Net	1,438,808	—	1,438,808	2%
2014 Follow-On Offering	8,541,220	(8,541,220)	—	11%
H&F Conversion	1,381,887	(1,381,887)	—	2%
Holdings Common Unit Exchanges	1,865,924	(1,865,924)	—	3%
Delivery of Shares Underlying RSUs (1)	4,728	—	4,728	—%
Balance at December 31, 2014	34,238,131	38,689,412	72,927,543	47%
Issuance of APAM Restricted Shares, Net	548,674	—	548,674	1%
2015 Follow-On Offering	3,831,550	(3,831,550)	—	5%
Holdings Common Unit Exchanges	826,809	(826,809)	—	1%
Employee Terminations (1)	(12,559)	(54,730)	(67,289)	—%
Balance at December 31, 2015	39,432,605	33,976,323	73,408,928	54%
Issuance of APAM Restricted Shares, Net (1)	1,090,042	—	1,090,042	—%
Holdings Common Unit Exchanges	1,679,507	(1,679,507)	—	3%
Employee Terminations (1)	(52,718)	(91,383)	(144,101)	—%
Balance at December 31, 2016	42,149,436	32,205,433	74,354,869	57%
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

Statement of Financial Condition	For the Years Ended December 31,
	2016	2015
Additional paid-in capital	$(3,332)	$(5,463)
Noncontrolling interest - Artisan Partners Holdings	3,378	5,399
Accumulated other comprehensive income (loss)	(46)	64
Net impact to financial condition	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $3.9 million for the year ended December 31, 2016 and $5.8 million for the year ended December 31, 2015.
Note 7. Stockholders’ Equity
APAM - Stockholders’ Equity
As of December 31, 2016 and 2015, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	December 31, 2016	December 31, 2015	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	42,149,436	39,432,605	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	15,142,049	18,327,222	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	17,063,384	15,649,101	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2016, Artisan’s employees held 3,294,285 restricted shares of Class A common stock subject to the agreement and all 15,142,049 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2016, 2015 and 2014.

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2016	2015	2014
Quarterly	Common Class A	$2.40	$2.40	$2.20
Special Annual	Common Class A	$0.40	$0.95	$1.63
Quarterly	Convertible Preferred	$—	$—	$3.81

The following table summarizes APAM’s stock transactions for the years ended December 31, 2016, 2015 and 2014:

	Total Stock Outstanding	Class A Common Stock	Class B Common Stock	Class C Common Stock	Convertible Preferred Stock
Balance at January 1, 2014	71,484,007	19,807,436	25,271,889	25,206,554	1,198,128
2014 Follow-On Offering	—	9,284,337	(3,705,453)	(4,835,767)	(743,117)
H&F Conversion	—	1,836,898	—	(1,381,887)	(455,011)
Holdings Common Unit Exchanges	—	1,865,924	(10,260)	(1,855,664)	—
Restricted Share Award Grants	1,444,688	1,444,688
Restricted Share Award Net Share Settlement	(5,880)	(5,880)
Delivery of Shares Underlying RSUs (1)	4,728	4,728
Employee Terminations	—	—	(93,143)	93,143	—
Balance at December 31, 2014	72,927,543	34,238,131	21,463,033	17,226,379	—
2015 Follow-On Offering	—	3,831,550	(2,415,253)	(1,416,297)
Holdings Common Unit Exchanges	—	826,809	(355,305)	(471,504)
Restricted Share Award Grants	562,950	562,950	—	—
Restricted Share Award Net Share Settlement	(14,276)	(14,276)	—	—
Employee Terminations	(67,289)	(12,559)	(365,253)	310,523
Balance at December 31, 2015	73,408,928	39,432,605	18,327,222	15,649,101	—
Holdings Common Unit Exchanges	—	1,679,507	(1,549,070)	(130,437)
Restricted Share Award Grants	1,118,267	1,118,267	—	—
Restricted Share Award Net Share Settlement	(28,225)	(28,225)	—	—
Employee Terminations	(144,101)	(52,718)	(1,636,103)	1,544,720
Balance at December 31, 2016	74,354,869	42,149,436	15,142,049	17,063,384	—
(1) There were 178,401, 122,990, and 20,612 restricted stock units outstanding at December 31, 2016, 2015, and 2014, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Holdings Partnership Distributions to Limited Partners	$133,876	$182,175	$266,838
Holdings Partnership Distributions to APAM	$160,532	$186,711	$160,353
Total Holdings Partnership Distributions	$294,408	$368,886	$427,191
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 8. Compensation and Benefits

Total compensation and benefits consists of the following:

	For the Years Ended December 31,
	2016	2015	2014
Salaries, incentive compensation and benefits (1)	$312,676	$335,700	$327,154
Restricted share-based award compensation expense	43,159	36,467	23,148
Total salaries, incentive compensation and benefits	355,835	372,167	350,302
Pre-offering related compensation - share-based awards	28,080	42,071	64,664
Total compensation and benefits	$383,915	$414,238	$414,966
(1) Excluding restricted share-based award compensation expense
Incentive compensation
Cash incentive compensation paid to members of Artisan’s investment teams and members of its distribution teams is generally based on formulas that are tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and has historically been paid in the fourth quarter of the year. The cash incentive compensation earned by executive officers for the year ended December 31, 2016, was paid in 2017.
Restricted share-based awards
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan (the “Plan”). Pursuant to the Plan, APAM has granted a combination of restricted stock awards and restricted stock units (collectively referred to as “restricted share-based awards”) of Class A common stock to employees. The restricted share-based awards generally vest on a pro rata basis over five years. Certain share-based awards will vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 9,263,590 shares of Class A common stock were reserved and available for issuance under the Plan as of December 31, 2016
Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
As of January 1, 2016, the Company’s accounting policy is to record the impact of forfeitures when they occur. During the year ended December 31, 2016, previously recognized compensation expense was reversed for 52,718 forfeited restricted share-based awards.

The following table summarizes the restricted share-based award activity for the years ended December 31, 2016, 2015 and 2014:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2014	$52.36	1,575,157
Granted	52.85	1,444,688
Forfeited	—	—
Vested	52.61	(319,211)
Unvested at January 1, 2015	$52.59	2,700,634
Granted	48.17	642,950
Forfeited	52.71	(12,559)
Vested	52.69	(469,041)
Unvested at January 1, 2016	$51.58	2,861,984
Granted	30.42	1,138,892
Forfeited	50.44	(52,718)
Vested	51.76	(553,248)
Unvested at December 31, 2016	$44.47	3,394,910
Compensation expense recognized related to the restricted share-based awards was $43.2 million, $36.5 million and $23.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The aggregate vesting date fair value of awards that vested during the years ended December 31, 2016 and 2015 was approximately $15.3 million and $22.0 million, respectively. The unrecognized compensation expense for the unvested restricted share-based awards as of December 31, 2016 was $111.1 million with a weighted average recognition period of 3.1 years remaining. The initial requisite service period and remaining weighted average recognition period for all types of restricted share-based awards are substantially equivalent.
During the years ended December 31, 2016 and 2015, the Company withheld a total of 28,225 and 14,276 restricted shares, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.8 million and $0.7 million in employee tax withholding obligations related to these settlements during the years ended December 31, 2016 and 2015, respectively. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

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
The vested Class B liability awards of a terminated employee were historically redeemed in cash in annual installments, generally over the five years following termination of employment. The remaining redemption payment liability for Class B awards of partners whose services to Holdings terminated prior to the IPO was $0.5 million as of December 31, 2016.
As a part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment was considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. Compensation expense is recorded for unvested Class B awards on a straight-line basis over the remaining vesting period.

The following table summarizes the activity related to unvested Class B awards for the years ended December 31, 2016, 2015 and 2014:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2014	$30.00	7,249,842
Granted	—	—
Forfeited	—	—
Vested	30.00	(3,204,826)
Unvested Class B awards at January 1, 2015	$30.00	4,045,016
Granted	—	—
Forfeited	30.00	(54,730)
Vested	30.00	(1,641,952)
Unvested Class B awards at January 1, 2016	$30.00	2,348,334
Granted	—	—
Forfeited	30.00	(91,383)
Vested	30.00	(1,411,731)
Unvested Class B awards at December 31, 2016	$30.00	845,220
Compensation expense recognized related to the unvested Class B awards was $28.1 million, $42.1 million and $64.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The unrecognized compensation expense for the unvested Class B awards as of December 31, 2016 was $12.7 million with a weighted average recognition period of 0.5 years remaining.
Note 9. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$14,704	$26,090	$27,094
State and local	2,180	3,560	3,982
Foreign	639	600	184
Total	17,523	30,250	31,260
Deferred:
Federal	32,124	22,916	21,402
State and local	1,836	(6,395)	(3,833)
Total	33,960	16,521	17,569
Income tax expense	$51,483	$46,771	$48,829

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
Non-deductible share-based compensation	2.4	2.9	3.1
Rate benefit from the flow through entity	(15.7)	(17.7)	(21.1)
Change in deferred state tax rate	—	(3.0)	(1.7)
Other	1.2	0.9	1.4
Effective tax rate	22.9%	18.1%	16.7%
The effective tax rate includes a rate benefit attributable to the fact that approximately 47%, 50% and 60% of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not taxable to APAM for the years ended December 31, 2016, 2015 and 2014, respectively. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes.
In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). The first TRA, generally provides for the payment by APAM to a private equity fund (the “Pre-H&F Corp Merger Shareholder”) of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.
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
Payments under the TRAs, if any, will be made pro rata among all TRA counterparties entitled to payments on an annual basis to the extent APAM has sufficient taxable income to utilize the increased depreciation and amortization charges and imputed interest deductions. Artisan expects to make one or more payments under the TRAs, to the extent they are required, prior to or within 125 days after APAM’s U.S. federal income tax return is filed for each fiscal year. Interest on the TRA payments will accrue at a rate equal to one-year LIBOR plus 100 basis points from the due date (without extension) of such tax return until such payments are made.
Amounts payable under tax receivable agreements are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Consolidated Statements of Operations.

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2016 and 2015 is summarized as follows:

	Amounts Payable Under Tax Receivable Agreements	Deferred Tax Asset - Amortizable Basis
December 31, 2014	$489,154	$551,952
2015 Follow-On Offering and Holdings Common Unit Exchanges	107,740	126,753
Amortization	—	(33,128)
Payments under TRAs(1)	(20,040)	—
Change in estimate	12,247	14,677
December 31, 2015	589,101	660,254
2016 Holdings Common Unit Exchanges	25,480	29,977
Amortization	—	(35,953)
Payments under TRAs(1)	(27,685)	—
Change in estimate	(650)	(336)
December 31, 2016	$586,246	$653,942
(1) Interest payments of $127 thousand and $179 thousand were paid in addition to these TRA payments for the years ended December 31, 2016 and 2015, respectively.
Net deferred tax assets comprise the following:

	As of December 31, 2016	As of December 31, 2015
Deferred tax assets:
Amortizable basis (1)	$653,942	$660,254
Other (2)	24,576	18,283
Total deferred tax assets	678,518	678,537
Less: valuation allowance (3)	—	—
Net deferred tax assets	$678,518	$678,537
(1) Represents the unamortized step-up of tax basis and other tax attributes from the merger and partnership unit sales and exchanges described above. These future tax benefits are subject to the TRA agreements.

(2) Represents the net deferred tax assets associated with the merger described above and other miscellaneous deferred tax assets.
(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of December 31, 2016 and December 31, 2015.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2016, U.S. federal income tax returns for the years 2013 through 2015 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2012 to 2015. Foreign tax returns are generally subject to examination from 2012 to 2015.

Note 10. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of December 31, 2016	As of December 31, 2015
Unrealized gain on investments, net of tax	$37	$77
Foreign currency translation gain (loss)	(1,685)	(452)
Accumulated Other Comprehensive Income (Loss)	$(1,648)	$(375)
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the equity ownership interests in Holdings held by the limited partners of Holdings.
Note 11. Earnings (Loss) Per Share
The computation of basic and diluted earnings per share under the two-class method for the years ended December 31, 2016, 2015 and 2014 were as follows:

Basic and Diluted Earnings Per Share	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to APAM	$73,030	$81,801	$69,629
Less: Convertible preferred stock deemed dividends	—	—	22,694
Less: Subsidiary preferred equity deemed dividends	—	—	27,619
Less: Allocation to participating securities	13,059	16,033	29,616
Net income (loss) available to common stockholders	$59,971	$65,768	$(10,300)
Denominator:
Weighted average shares outstanding	38,137,810	35,448,550	27,514,394
Earnings (loss) per share	$1.57	$1.86	$(0.37)

The consideration Artisan paid to purchase shares of its convertible preferred stock and its subsidiary preferred equity in connection with the 2014 Follow-On Offering exceeded the carrying amount of the equity on Artisan’s consolidated balance sheet; the excess was subtracted from net income as a deemed dividend to arrive at income available to common stockholders in the earnings per share calculation. Allocation to participating securities in the table above generally represents dividends paid to holders of unvested restricted share-based awards and convertible preferred stock and also reduces net income available to common stockholders.

There were no dilutive securities outstanding during the years ended December 31, 2016, 2015 and 2014. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested restricted share-based awards are anti-dilutive because they are considered participating securities. Convertible preferred stock was anti-dilutive in 2014 because all potential common shares are considered anti-dilutive in periods with a net loss available to common stockholders. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Anti-Dilutive Weighted Average Shares Outstanding	For the Years Ended December 31,
	2016	2015	2014
Holdings limited partnership units	32,784,750	34,960,945	42,194,109
Convertible preferred stock	—	—	355,228
Unvested restricted share-based awards	3,566,784	3,052,630	2,131,068
Total	36,351,534	38,013,575	44,680,405

Note 12. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2016, 2015, and 2014 were $6.0 million, $5.5 million and $4.9 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.
Artisan provides an opportunity for eligible employees to participate in Artisan’s financial growth and success through equity linked incentive awards. Prior to 2015, designated employees received an annual award of units pursuant to the Equity Incentive Plan which vested on the third anniversary of the award date. The appreciation of the units, if any, was based upon a stated formula and paid in cash to participants after vesting. In 2015, Artisan began granting employees phantom equity awards, pursuant to the Artisan Partners Holdings LP Phantom Equity Plan. The phantom equity awards provide participants the right to receive cash payments upon vesting based on the trading price of APAM’s Class A common stock. Awards made under the Phantom Equity Plan are liability awards and are subject to vesting on a pro rata basis over five years. Under both plans, award recipients must be employed by Artisan on the vesting date in order to receive payment.
Expenses related to these plans for the years ended December 31, 2016, 2015, and 2014 were $0.1 million, $0.2 million and $1.2 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2016 and 2015 for these plans was $0.3 million and $1.1 million, respectively.
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
Note 14. Property and Equipment
The composition of property and equipment at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Computers and equipment	$8,197	$7,551
Computer software	5,366	4,966
Furniture and fixtures	7,920	6,892
Leasehold improvements	23,207	19,673
Total Cost	44,690	39,082
Less: Accumulated depreciation	(24,672)	(21,087)
Property and equipment, net of accumulated depreciation	$20,018	$17,995
Depreciation expense totaled $5.2 million, $4.5 million, and $3.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Note 15. Lease Commitments
Artisan has lease commitments for office space, furniture, and equipment, which are accounted for as operating leases. Certain lease agreements provide for scheduled rent increases over the lease term. Artisan records rent expense for operating leases with scheduled rent increases on a straight-line basis over the term of the respective agreement. In addition, Artisan has received certain lease incentives, which are amortized on a straight-line basis over the term of the lease agreement. Rental expense for the years ended December 31, 2016, 2015 and 2014 was $9.8 million, $9.7 million and $9.4 million, respectively.

At December 31, 2016, the aggregate future minimum payments for leases for each of the following five years and thereafter are as follows:

2017	$10,131
2018	10,303
2019	8,882
2020	8,321
2021	8,200
Thereafter	26,778
Total	$72,615
Note 16. Related Party Transactions
Several of the current named executive officers of APAM and certain members of APAM’s board (or their affiliates) are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At December 31, 2016 and 2015, accounts receivables included $0.9 million and $0.6 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
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
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Investment management fees:
Artisan Funds	$453,579	$528,098	$561,202
Fee waiver / expense reimbursement:
Artisan Funds	$719	$444	$63
Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.75%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. At December 31, 2016 and December 31, 2015, accounts receivable included $1.8 million and $1.3 million due from Artisan Global Funds.

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Investment management fees:
Artisan Global Funds	$16,981	$15,218	$14,172
Fee waiver / expense reimbursement:
Artisan Global Funds	$381	$441	$493
Note 17. Concentration of Credit Risk and Significant Relationships
Services provided to the following Artisan Funds generated over ten percent of total revenues for the periods presented. Fees for managing the Funds and the percentage of total revenues are as follows:

	For the Years Ended December 31,
Artisan Fund	2016	2015	2014
Artisan Mid Cap Fund	$74,029	$88,175	$90,683
Percent of total revenues	10.3%	11.0%	10.9%
Artisan Mid Cap Value Fund	$42,707	$75,445	$106,463
Percent of total revenues	5.9%	9.4%	12.9%
Artisan International Fund	$148,135	$176,695	$156,537
Percent of total revenues	20.5%	21.9%	18.9%
Artisan International Value Fund	$104,992	$105,600	$108,837
Percent of total revenues	14.6%	13.1%	13.1%
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. For the years ended December 31, 2016, 2015 and 2014, approximately 11%, 10% and 9% of Artisan’s investment management fees, respectively, were earned from clients located outside of the United States.
Note 18. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Note 19. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited quarterly results of operations for 2016 and 2015. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of Artisan’s business activities.

	For the Quarters Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Total revenues	$174,529	$180,768	$184,081	$181,481
Operating income	$54,725	$59,013	$61,909	$58,587
Net income attributable to noncontrolling interests-Artisan Partners Holdings	$24,057	$25,092	$26,301	$24,521
Net income attributable to Artisan Partners Asset Management Inc.	$16,261	$18,384	$19,086	$19,299
Earnings per Share:
Basic and diluted	$0.35	$0.38	$0.41	$0.42

	For the Quarters Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Total revenues	$203,575	$211,573	$198,313	$192,008
Operating income	$67,829	$78,313	$70,555	$65,688
Net income attributable to noncontrolling interests-Artisan Partners Holdings	$33,932	$35,522	$31,674	$29,177
Net income attributable to Artisan Partners Asset Management Inc.	$19,514	$23,736	$18,474	$20,077
Earnings per Share:
Basic and diluted	$0.43	$0.50	$0.44	$0.47
The summation of quarterly earnings per share does not equal annual earnings per share because the calculations are performed independently.
Note 20. Subsequent Events
Restricted share-based awards
On January 27, 2017, the board of directors of APAM approved the grant of 1,268,500 restricted share-based awards to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. Approximately half of these awards will vest pro rata in the first fiscal quarter of each of the next five years. The remaining awards will generally vest upon the satisfaction of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Compensation expense associated with these awards is expected to be approximately $35.9 million, which will be recognized on a straight-line basis over the requisite service period.
Distributions and dividends
On January 27, 2017, APAM, acting as the general partner of Artisan Partners Holdings, declared a distribution by Artisan Partners Holdings of $38.2 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board of directors of APAM declared a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.36 per share of Class A common stock. Both common stock dividends, a total of $0.96 per share, are payable on February 28, 2017 to shareholders of record as of February 14, 2017.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Report of Management on Internal Control over Financial Reporting
Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and positions of each of our directors and executives officers at February 16, 2017:

Name	Age	Position
Matthew R. Barger	59	Independent Director
Seth W. Brennan	46	Independent Director
Tench Coxe	59	Independent Director
Stephanie G. DiMarco	59	Independent Director
Jeffrey A. Joerres	57	Independent Director
Andrew A. Ziegler	59	Lead Director
Eric R. Colson	47	President, Chief Executive Officer and Chairman of the Board
Charles J. Daley, Jr.	54	Executive Vice President, Chief Financial Officer and Treasurer
Sarah A. Johnson	45	Executive Vice President, Chief Legal Officer and Secretary
Jason A. Gottlieb	47	Executive Vice President
James S. Hamman, Jr.	47	Executive Vice President
Gregory K. Ramirez	46	Executive Vice President

Mr. Barger has served on our Board since February of 2013. Mr. Barger is the chairman of the Board’s Nominating and Corporate Governance Committee and also serves on the Board’s Audit Committee. He is currently the managing member of MRB Capital, LLC, and he has been a senior advisor at Hellman & Friedman LLC (“H&F”) since 2007. Prior to 2007, he served in a number of roles at H&F, including managing general partner and chairman of the investment committee. Mr. Barger was a member of the advisory committee of Artisan Partners Holdings from January 1995 to the completion of our initial public offering in March 2013. Prior to joining H&F, Mr. Barger was an associate in the corporate finance department of Lehman Brothers Kuhn Loeb. Mr. Barger graduated from Yale University in 1979 and received an MBA from the Stanford Graduate School of Business in 1983. He has been a director of Hall Capital Partners LLC since August 2007. Mr. Barger’s expertise in the investment management industry and his broad experience in public and private directorships, finance, corporate strategy and business development provide valuable insight to our Board.

Mr. Brennan joined our Board in October of 2014 and currently serves on the Compensation Committee and Nominating and Corporate Governance Committee. Mr. Brennan is currently managing partner and co-founder of Lincoln Peak Capital. Prior to founding Lincoln Peak Capital in 2008, Mr. Brennan was an executive vice president and founding management team member of Affiliated Managers Group, Inc. Before joining Affiliated Managers Group, Mr. Brennan worked in the global insurance investment banking group at Morgan Stanley & Co. and in the financial institutions group at Wasserstein, Perella & Co. Mr. Brennan received a BA from Hamilton College. Mr. Brennan’s operating and leadership experience in the investment management industry qualifies him to serve on our Board. He brings to the Board extensive experience in finance and business development.

Mr. Coxe has served on our Board since February of 2013 and currently serves on the Compensation Committee and Nominating and Corporate Governance Committee. He has been a managing director of Sutter Hill Ventures since 1989 and joined that firm in 1987 following his tenure with Digital Communications Associates in Atlanta. Prior to that, Mr. Coxe worked with Lehman Brothers in New York City, where he was a corporate finance analyst specializing in mergers and acquisitions as well as debt and equity financing. Mr. Coxe was a member of Artisan Partners Holdings’ advisory committee from January 1995 to the completion of our initial public offering in March 2013. Mr. Coxe holds a BA in Economics from Dartmouth College and an MBA from Harvard Business School. He currently serves on the boards of directors of Mattersight Corporation and Nvidia Corporation. Mr. Coxe’s wide-ranging leadership experience and his experiences with both public and private directorships enable him to provide additional insight to our Board and its committees.

Ms. DiMarco has served on our Board since February 2013 and currently chairs the Audit Committee. Ms. DiMarco founded Advent Software, Inc. in June 1983 and served Advent in various capacities since that time, including chair of its board of directors (September 2013 to July 2015), chief executive officer (May 2003 to June 2012) and chief financial officer (July 2008 to September 2009). She currently serves on the advisory board of the College of Engineering at the University of California Berkeley and the board of directors of Summer Search, a non-profit organization. She is also a member of the Presidio Institute Advisory Committee. She is a former member of the board of trustees of the University of California Berkeley Foundation, a former advisory board member of the Haas School of Business at the University of California Berkeley and a former trustee of the San Francisco Foundation where she chaired the investment committee. Ms. DiMarco holds a BS in Business Administration from the University of California at Berkeley. Ms. DiMarco’s extensive experience in technological developments for the asset management industry and her management experience as a founder, officer and director of Advent provide perspective on the management and operations of a public company. In addition, her extensive financial and accounting experience strengthens our Board through her understanding of accounting principles, financial reporting rules and regulations, and internal controls.

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

Mr. Ziegler has served on our Board since March 2011 and is currently its Lead Director. Mr. Ziegler served as Chairman of the Board from March 2011 to August 2015 and was our Executive Chairman from March 2011 to March 2014. Mr. Ziegler also served on the board of directors of Artisan Partners Funds, Inc. from January 1995 to November 2013. Mr. Ziegler was a managing director and the chief executive officer of Artisan Partners Holdings from its founding in 1994 through January 2010. Immediately prior to founding Artisan Partners, Mr. Ziegler was president and chief operating officer of Strong Capital Management, Inc. and president of the Strong Capital Management, Inc. group of mutual funds. Mr. Ziegler holds a BS from the University of Wisconsin-Madison and a JD from the University of Wisconsin Law School. Mr. Ziegler’s operating and leadership experience as our past executive chairman and his extensive knowledge of our business and the investment management industry provide the Board with insight into the company and valuable continuity of leadership.

Mr. Colson has been President, Chief Executive Officer and a director of Artisan Partners Asset Management since March 2011 and has served as Chairman of the Board since August 1, 2015. He has also been a director of Artisan Partners Funds, Inc. since November 2013. Mr. Colson has served as chief executive officer of Artisan Partners since January 2010. Before serving as Artisan Partners’ chief executive officer, Mr. Colson served as chief operating officer for investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the company in January 2005. Before joining Artisan Partners, Mr. Colson was an executive vice president of Callan Associates, Inc. Mr. Colson holds a BA in Economics from the University of California-Irvine.

Mr. Daley has been Executive Vice President, Chief Financial Officer and Treasurer of Artisan Partners Asset Management since March 2011. He has served as chief financial officer of Artisan Partners since August 2010. He has been a managing director of Artisan Partners since July 2010. Prior to that, Mr. Daley was chief financial officer, executive vice president and treasurer of Legg Mason, Inc. Mr. Daley holds a BS in Accounting from the University of Maryland, is an inactive certified public accountant, and holds a Series 27 license.

Ms. Johnson has been Executive Vice President, Chief Legal Officer and Secretary of Artisan Partners Asset Management and General Counsel of Artisan Partners since October 2013. From April 2013 to October 2013 she served as Assistant Secretary of Artisan Partners Asset Management. She has been general counsel of Artisan Partners Funds, Inc. since February 2011. Ms. Johnson was named a managing director of Artisan Partners in March 2010. Prior to joining the firm in July 2002, Ms. Johnson practiced law with the law firm of Bell, Boyd & Lloyd LLC, Chicago, Illinois. Ms. Johnson holds a BA from Northwestern University and a JD from Northwestern University School of Law.

Mr. Gottlieb was appointed Executive Vice President of Artisan Partners Asset Management in February 2017. Mr. Gottlieb joined Artisan Partners in October 2016 as a managing director and Chief Operating Officer of Investments. Prior to joining the firm in October 2016, Mr. Gottlieb was a partner and managing director at Goldman Sachs where, since 2005, he was a leader in Goldman Sachs’ Alternative Investment & Manager Selection Group. He also served as a portfolio manager on the Goldman Sachs Multi-Manager Alternatives Fund from the fund’s inception in April 2013 until he left the firm in August 2016. Mr. Gottlieb holds a bachelor’s degree in Finance from Siena College and an MBA from Fordham University.

Mr. Hamman was appointed Executive Vice President of Artisan Partners Asset Management in February 2016. He has been a managing director of Artisan Partners since April 2014 and currently has responsibility for overseeing global distribution and corporate development. Prior to his current role, Mr. Hamman was responsible for providing legal advice with respect to various aspects of Artisan’s advisory business. He has also served as a director of Artisan Partners Global Funds since June 2010. Mr. Hamman joined Artisan Partners in March 2010. He holds a bachelor’s degree in Business Administration from the University of Notre Dame and a JD from Northwestern University School of Law.

Mr. Ramirez was appointed Executive Vice President of Artisan Partners Asset Management in February 2016. From October 2013 to February 2016 he served as Senior Vice President and from April 2013 to October 2013 as Assistant Treasurer. He currently serves as chief financial officer for Artisan Partners Funds, Inc. and Head of Vehicle Administration for Artisan Partners. He has also served as a director of Artisan Partners Global Funds since June 2010. His prior roles with Artisan Partners include controller, chief accounting officer and director of client accounting and administration. Mr. Ramirez was named a managing director of Artisan Partners in April 2003. Mr. Ramirez holds a BBA in Accounting from the University of Iowa and an MBA from Marquette University. He is a Certified Public Accountant and holds a Series 27 license.

Under the terms of our Stockholders Agreement, our Stockholders Committee, which has the authority to vote approximately 59% of the combined voting power of our capital stock, is required to vote the shares subject to the agreement for the election of each of Mr. Barger, Mr. Colson and Mr. Ziegler. Under the agreement, Artisan is required to use its best efforts to elect Mr. Barger, Mr. Colson and Mr. Ziegler, which efforts must include soliciting proxies for, and recommending that the company’s stockholders vote in favor of, the election of each. For more information on the Stockholders Agreement and Stockholders Committee see Item 13 of this report. There are no family relationships among any of our directors or executive officers.

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

Based solely on our review of such reports and written representations by the reporting persons, we believe that during the fiscal year ended December 31, 2016, our directors, officers and owners of more than 10% of a registered class of our equity securities complied with all applicable filing requirements.

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

We intend to post on our website at www.apam.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct.

The Board and its Committees

The Board conducts its business through meetings of the Board and through meetings of its committees. The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current members and chairpersons of the committees are:

Director*	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Matthew R. Barger	X		Chair
Seth W. Brennan		X	X
Tench Coxe		X	X
Stephanie G. DiMarco	Chair
Jeffrey A. Joerres	X	Chair
*Our Board has determined that each of Matthew R. Barger, Seth W. Brennan, Tench Coxe, Stephanie G. DiMarco and Jeffrey A. Joerres is independent.

The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised solely of directors who meet the independence requirements under NYSE listing standards and the Securities Exchange Act, and who are “financially literate” under NYSE rules. The Board has determined that each member of the Audit Committee has “accounting or related financial management expertise” and qualifies as an “audit committee financial expert”.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Summary

The core elements of our named executive officers’ compensation are base salary, a performance based discretionary cash bonus, and equity awards. A significant percentage of our named executive officers’ compensation is variable and linked to his or her individual performance and the performance of the Company.
The following table shows the elements of compensation paid to our named executive officers with respect to 2016, 2015 and 2014. The amounts in this table vary from the data and reporting conventions required by SEC rules in the Summary Compensation Table below.

Name & Principal Position	Year	Salary	Cash Bonus	Restricted Share Grant	Total Direct Compensation	Incentive Pay as a % of Total Direct Compensation
Eric R. Colson, Chief Executive Officer	2016	$250,000	$4,800,000	$283,000	$5,333,000	95%
	2015	250,000	5,500,000	915,300	6,665,300	96%
	2014	250,000	5,500,000	873,510	6,623,510	96%
Charles J. Daley, Jr., Chief Financial Officer	2016	250,000	1,750,000	141,500	2,141,500	88%
	2015	250,000	2,000,000	305,100	2,555,100	90%
	2014	250,000	2,000,000	423,520	2,673,520	91%
Sarah A. Johnson, Chief Legal Officer	2016	250,000	1,050,000	141,500	1,441,500	83%
	2015	250,000	1,200,000	305,100	1,755,100	86%
	2014	250,000	1,025,000	423,520	1,698,520	85%
Gregory K. Ramirez, Executive Vice President	2016	250,000	1,025,000	141,500	1,416,500	82%
	2015	250,000	1,150,000	305,100	1,705,100	85%
	2014	250,000	1,075,000	370,580	1,695,580	85%
James S. Hamman, Jr., Executive Vice President	2016	250,000	1,000,000	283,000	1,533,000	84%
Dean J. Patenaude, Former Executive Vice President	2016	177,100	2,000,000	—	2,177,100	92%
	2015	250,000	2,200,000	305,100	2,755,100	91%
	2014	250,000	2,200,000	370,580	2,820,580	91%
The cash bonuses, restricted share grants, and total compensation paid to Mr. Colson, Mr. Daley, Ms. Johnson, and Mr. Ramirez with respect to 2016 were lower than the amounts paid to them with respect to 2015. The year-over-year decline reflects the fact that, in 2016, despite a number of accomplishments that we believe position the firm for continued long-term success, our financial performance declined compared to 2015 and we experienced net client cash outflows. Our average assets under management and revenues each declined by 10%, our adjusted net income declined by 20%, and our adjusted operating margin declined from 40.3% to 36.4%. We also experienced $4.8 billion of net client cash outflows in 2016. While our financial performance declined compared to 2015, there were a number of business and financial accomplishments in 2016, including:

•
The maintenance of an environment and culture that supports our investment professionals continued effort to deliver strong investment performance. At year-end, the 10-year average annual returns of each of our 8 investment strategies with a 10-year track record exceeded the returns of its applicable benchmark. Our Global Opportunities and Global Equity strategies, both of which are open to new clients and investors and have realizable capacity, beat their benchmarks by over 500 and 300 basis points, respectively, over the trailing 5-year period. Our two newest strategies, High Income and Developing World, continued to perform well and gather assets.

•
The hiring and on-boarding of our eighth investment team, the Thematic team, which we expect will eventually manage multiple strategies. These strategies will be consistent with our high value added philosophy and reflect our goal of launching new strategies with high degrees of freedom that are not easily replicated with passive products.

•	During the year, four of our seven investment teams experienced net client cash inflows.

•	In January 2017, the Global Value team was recognized again with their sixth nomination for Morningstar International-Stock Fund Manager of the Year in the U.S.

•	We continued to increase the geographic diversification of our business. At year-end, $18 billion, or 18%, of our total assets under management were from clients domiciled outside the U.S.

•	We declared and distributed dividends of $2.80 per share of Class A common stock during 2016, which represents all of our adjusted earnings and non-cash expenses.

•	Maintaining and enhancing relationships and communication with clients, investors, employees, and potential new investment talent.

Our executive compensation program includes the following features that we believe reflect sound corporate pay governance:

•	We do not have employment or other agreements that provide termination benefits outside the context of a change in control.

•
Approximately one-half of the restricted shares awarded to our executive officers are Career Shares that, with certain exceptions, will only vest if and when the recipient retires from the Company in accordance with qualifying retirement conditions.

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

Our executive compensation program is designed to:

•	Support our business strategy.

•	Attract, motivate and retain highly talented, results-oriented individuals.

•	Reward the achievement of superior and sustained long-term performance.

•	Be flexible and responsive to evolving market conditions.

•	Align the interests of our named executive officers with our stockholders.

•	Provide competitive pay opportunities.

Determination of Compensation

Role of Compensation Committee, Board and Chief Executive Officer. Our Compensation Committee, which is comprised solely of directors who qualify as independent under applicable SEC and NYSE rules, has ultimate responsibility for all compensation decisions relating to our named executive officers. Other members of the Board regularly attend and participate in meetings of the Compensation Committee, and the members of the Compensation Committee and Board regularly meet in executive session without management present. The decisions of the Compensation Committee are reported to the entire Board.

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

Use of Compensation Consultant. Our Compensation Committee has retained the services of McLagan, a compensation consultant, to provide advice regarding our named executive officer compensation program and compensation trends in the asset management industry. McLagan must receive pre-approval from the chairperson of our Compensation Committee prior to accepting any non-survey-related work from management. Other than compensation surveys and multi-client studies where McLagan provided information, but not advice, McLagan did not provide any services to management in 2016. Our

Compensation Committee has assessed the independence of McLagan pursuant to SEC rules and concluded that no conflict of interest exists that prevents McLagan from independently advising the Compensation Committee.

Peer Group Compensation Review. Our Compensation Committee considers the individual and aggregate pay levels and financial performance of other asset management companies in connection with its compensation decision-making process. We do not seek to benchmark our executive compensation to that of our peers. Instead, the Compensation Committee reviews the information to stay informed of competitive pay levels and compensation trends in the asset management industry.

Tax and Accounting Considerations. When it reviews compensation matters, our Compensation Committee considers the anticipated tax and accounting treatment of various payments and benefits to the Company and, when relevant, to its named executive officers, although these considerations are not dispositive. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly-traded corporation that pays compensation in excess of $1 million to any of its named executive officers (other than the chief financial officer) in any taxable year, unless the compensation plan and awards meet certain requirements. Section 162(m) did not apply to our compensation prior to our IPO in March 2013. Under the transition rules, in general, compensation paid under a plan that existed while we were private is exempt from the $1 million deduction limit until the earliest to occur of: (i) the expiration of the plan; (ii) the material modification of the plan; (iii) the issuance of all available shares and other compensation that has been allocated under the plan; and (iv) the first meeting of stockholders at which directors are to be elected that occurs after the close of the third calendar year following the calendar year in which our IPO occurred (i.e., the first meeting of stockholders after December 31, 2016). We have relied on this exemption from the time of our IPO. Notwithstanding the foregoing, we reserve the right to pay amounts that are not deductible under Section 162(m) during any period when Section 162(m) is applicable to us.

Elements of our Named Executive Officers’ Compensation and Benefits

The elements of our named executive officer compensation program include:

•	Base salary.

•	Annual performance based discretionary cash bonus.

•	Equity compensation.

•	Retirement benefits.

•	Other benefits.
Base Salary

Base salaries are intended to provide our named executive officers with a degree of financial certainty and stability that does not depend on performance and that does not differentiate among the responsibilities, contributions or performance of our named executive officers. Instead, we consider it a baseline compensation level that delivers some current cash income to our named executive officers. As is typical in the asset management industry, our named executive officers’ base salaries represent a relatively small portion of their overall total direct compensation. We believe that the majority of their pay should be in the form of variable compensation tied to performance. Further, we believe in a model of managed fixed costs and the potential for substantial upside to productive employees and view this compensation structure as promoting our business objectives. Each of our named executive officers received an annual base salary of $250,000 in 2016. The $250,000 annual base salary for named executive officers has remained unchanged over the last decade. We will continue to annually review the base salaries of our named executive officers.

Annual Performance Based Discretionary Cash Bonus

Cash incentive compensation is the most significant part of our named executive officers’ total direct compensation. Annual cash incentive compensation is determined after the end of each year and is based on the Compensation Committee’s assessment of individual and company-wide performance measured over long-term periods. We do not use predetermined incentive formulas to evaluate performance or determine pay. In its decision-making process for 2016, the Compensation Committee considered the execution of certain key strategic priorities, as well as business and financial metrics.

At its April 2016 meeting, our Compensation Committee discussed target bonus amounts for each named executive officer and a set of key strategic priorities and business and financial metrics against which to evaluate performance and determine bonuses for 2016. At each subsequent meeting, the Compensation Committee reviewed the status of the strategic priorities and assessed the business and financial metrics.

During its July meeting, the Compensation Committee discussed the results of the Company’s first advisory votes on executive compensation and frequency of advisory votes on executive compensation. The advisory votes, which occurred in connection with the Company’s 2016 annual meeting of stockholders, resulted in the approval of the Company’s 2015 executive compensation and the approval of a frequency of executive compensation advisory votes of every three years. The Compensation Committee determined not to make changes to the executive compensation program in response to the votes.

During its October 2016 meeting, the Compensation Committee discussed the unexpected death of Dean J. Patenaude, who, prior to his death, served as Executive Vice President and Head of Global Distribution. Mr. Patenaude had been a named executive officer since our IPO in March of 2013 and would have been a named executive officer for 2016, but for his death in September 2016. The Compensation Committee considered the contributions made by Mr. Patenaude to the firm, including his efforts to build out the firm’s global distribution model and team, and the Company’s performance through September 30, 2016 and determined to award $2,000,000 to Mr. Patenaude’s estate. In addition, as noted in the tables below, upon Mr. Patenaude’s death, all of his outstanding equity compensation awards fully vested pursuant to their terms.

In January 2017 the Compensation Committee determined annual cash bonuses for the 2016 named executive officers based on its assessment of the named executive officers’ execution of strategic priorities and our 2016 business and financial results. In shaping its decisions with respect to all of the named executive officers, the Compensation Committee considered the following:

•
The maintenance of an environment and culture that supports our investment professionals continued effort to deliver strong investment performance. At year-end, the 10-year average annual returns of each of our 8 investment strategies with a 10-year track record exceeded the returns of its applicable benchmark. Our Global Opportunities and Global Equity strategies, both of which are open to new clients and investors and have realizable capacity, beat their benchmarks by over 500 and 300 basis points, respectively, over the trailing 5-year period. Our two newest strategies, High Income and Developing World, continued to perform well and gather assets.

•
The hiring and on-boarding of our eighth investment team, the Thematic team, which we expect will eventually manage multiple strategies. These strategies will be consistent with our high value added philosophy and reflect our goal of launching new strategies with high degrees of freedom that are not easily replicated with passive products.

•	During the year, four of our seven investment teams experienced net client cash inflows.

•	In January 2017, the Global Value team was recognized again with their sixth nomination for Morningstar International-Stock Fund Manager of the Year in the U.S.

•	We continued to increase the geographic diversification of our business. At year-end, $18 billion, or 18%, of our total assets under management were from clients domiciled outside the U.S.

•	We declared and distributed dividends of $2.80 per share of Class A common stock during 2016, which represents all of our adjusted earnings and non-cash expenses.

•	Maintaining and enhancing relationships and communication with clients, investors, employees, and potential new investment talent.

Despite these achievements, in 2016, our average assets under management and revenues each declined by 10%, our adjusted net income declined by 20%, and our adjusted operating margin declined from 40.3% to 36.4%. We also experienced $4.8 billion of net client cash outflows in 2016.

Based on these achievements and our financial and business performance, the Compensation Committee determined to pay 2016 cash incentive awards as follows: $4,800,000 for Mr. Colson; $1,750,000 for Mr. Daley; $1,050,000 for Ms. Johnson; $1,025,000 for Mr. Ramirez, and $1,000,000 for Mr. Hamman. The cash bonuses paid to Mr. Colson, Mr. Daley, Ms. Johnson, and Mr. Ramirez with respect to 2016 were lower than the amounts paid to them with respect to 2015 because of the firm’s financial performance in 2016 compared to 2015.

Equity Compensation

We strongly believe that equity participation causes employees to think and act like owners. Each of our named executive officers has significant holdings in the Company’s equity, through a mix of standard restricted shares, career shares and Class B common units of Artisan Partners Holdings. We place significant restrictions on the number of Class B common units that our named executive officers may sell in any given year. These restrictions, together with an annual award of career shares that generally do not vest until a qualified retirement, result in our named executive officers maintaining a significant level of equity ownership. We believe that the contractual restrictions on the ability of our named executive officers to sell existing equity have a similar effect as stock ownership guidelines and retention requirements, making the adoption of such additional formal policies unnecessary.

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

In January 2017, our Compensation Committee recommended, and our Board subsequently approved, equity grants in respect of 2016 performance to certain of our employees, including to our named executive officers. The aggregate award constituted a total of 1.3 million shares, of which a total of 35,000 shares (or 3% of the total grant) were awarded to our named executive officers as follows: 5,000 standard restricted shares and 5,000 career shares for Mr. Colson; 2,500 standard restricted shares and 2,500 career shares for Mr. Daley; 2,500 standard restricted shares and 2,500 career shares for Ms. Johnson; 2,500 standard restricted shares and 2,500 career shares for Mr. Ramirez, and 3,928 standard restricted shares and 6,072 career shares for Mr. Hamman. The value of the equity granted to each of Mr. Colson, Mr. Daley, Ms. Johnson, and Mr. Ramirez with respect to 2016 was less than the value granted to them with respect to 2015 because of the firm’s financial performance in 2016 compared to 2015. The size of the award to each named executive officer was determined by the Compensation Committee in consultation with our Chief Executive Officer. By accepting the awards, each of our named executive officers agreed to certain restrictive covenants, including agreements not to compete with Artisan or solicit Artisan clients and employees, for one year after he or she ceases to be employed by Artisan.

We intend to continue to grant annual equity-based awards to our named executive officers under the Omnibus Plan, which provides for a wide variety of equity awards. The size and structure of the equity awards granted with respect to 2016 may not be indicative of future awards. Future equity awards may be granted in a mix of restricted shares (both standard and career) and options and subject to both time- and performance-based vesting. We generally intend for our named executive officers to hold, over the long term, a 50-50 ratio of career shares and standard restricted shares.

Retirement Benefits

We believe that providing a cost-effective retirement benefit for the Company’s employees is an important recruitment and retention tool. Accordingly, the Company maintains, and each of the named executive officers participates in, a contributory defined contribution retirement plan for all U.S.-based employees, and matches 100% of each employee’s contributions (other than catch-up contributions by employees age 50 and older) up to the 2016 limit of $18,000. We also maintain retirement plans or make retirement plan contributions (or equivalent cash payments) for our employees based outside the U.S. The opportunity to participate in a retiree health plan, at the sole expense of the retiree, is available to employee-partners and career share recipients who have at least 10 years of service with us at the time of retirement.

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

Summary Compensation Table (1)
The following table provides information regarding the compensation earned during the years ended December 31, 2014, 2015 and 2016 by each of our named executive officers. Columns for “Option Awards”, “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” do not appear in the following table as they do not pertain to the Company.
The applicable SEC rules require that the value of an equity award be attributed to the year in which the award was made (not the year with respect to which the award was made) for purposes of the Summary Compensation Table below. Accordingly, the stock awards reported for 2015 are $0 (because we did not make any awards in 2015) and the stock awards reported for 2016 reflect the awards made in January 2016. Because we believe the value of the equity awards we made in January 2016 and 2017 should be considered a part of each named executive officer’s compensation for 2015 and 2016, respectively, we have included those values in the table at the beginning of this Item 11, as well as in the first footnote below. Awards made in 2014 were made in July of 2014 and we believe are appropriately considered a part of each named executive officer’s 2014 compensation. As a consequence of the SEC rules, in the table below, the value of the stock awards and total compensation paid to Mr. Colson, Mr. Daley, Ms. Johnson and Mr. Ramirez for 2016 is greater than the value of the stock awards and total compensation paid to them in 2015. As discussed above and shown in the first footnote below, the stock awards and total compensation paid to those officers with respect to 2016 were less than the amounts paid to them in 2015, as a result of the firm’s financial performance in 2016 compared to 2015.

Name & Principal Position	Year	Salary	Bonus (2)	Stock Awards(3)	All Other Compensation(4)	Total
Eric R. Colson	2016	$250,000	$4,800,000	915,300	$147,884	$6,113,184
Chief Executive Officer	2015	250,000	5,500,000	—	168,041	5,918,041
	2014	250,000	5,500,000	873,510	58,845	6,682,355
Charles J. Daley, Jr.	2016	250,000	1,750,000	305,100	89,991	2,395,091
Chief Financial Officer	2015	250,000	2,000,000	—	106,383	2,356,383
	2014	250,000	2,000,000	423,520	56,610	2,730,130
Sarah A. Johnson	2016	250,000	1,050,000	305,100	81,956	1,687,056
Chief Legal Officer	2015	250,000	1,200,000	—	79,152	1,529,152
	2014	250,000	1,025,000	423,520	60,392	1,758,912
Gregory K. Ramirez	2016	250,000	1,025,000	305,100	81,108	1,661,208
Executive Vice President	2015	250,000	1,150,000	—	87,073	1,487,073
	2014	250,000	1,075,000	370,580	60,375	1,755,955
James S. Hamman, Jr., (5) Executive Vice President	2016	250,000	1,000,000	305,100	56,532	1,611,632
Dean J. Patenaude (6)	2016	177,100	2,000,000	305,100	85,844	2,568,044
Former Executive Vice President	2015	250,000	2,200,000	—	98,426	2,548,426
	2014	250,000	2,200,000	370,580	61,086	2,881,666
(1) The summary compensation table above includes the value of restricted shares that were granted to each named executive officer in each year presented, as required by SEC disclosure rules. The supplemental table below includes the value of the restricted shares that we granted to each named executive officer in January 2016 and 2017 with respect to 2015 and 2016 performance, respectively.

Name	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Eric R. Colson	2016	$250,000	$4,800,000	$283,000	$147,884	$5,480,884
	2015	250,000	5,500,000	915,300	168,041	6,833,341
	2014	250,000	5,500,000	873,510	58,845	6,682,355
Charles J. Daley, Jr.	2016	250,000	1,750,000	141,500	89,991	2,231,491
	2015	250,000	2,000,000	305,100	106,383	2,661,483
	2014	250,000	2,000,000	423,520	56,610	2,730,130
Sarah A. Johnson	2016	250,000	1,050,000	141,500	81,956	1,523,456
	2015	250,000	1,200,000	305,100	79,152	1,834,252
	2014	250,000	1,025,000	423,520	60,392	1,758,912
Gregory K. Ramirez	2016	250,000	1,025,000	141,500	81,108	1,497,608
	2015	250,000	1,150,000	305,100	87,073	1,792,173
	2014	250,000	1,075,000	370,580	60,375	1,755,955
James S. Hamman, Jr.	2016	250,000	1,000,000	283,000	56,532	1,589,532
Dean J. Patenaude	2016	177,100	2,000,000	—	85,844	2,262,944
	2015	250,000	2,200,000	305,100	98,426	2,853,526
	2014	250,000	2,200,000	370,580	61,086	2,881,666

(2) Amounts in this column represent the annual discretionary cash bonus compensation earned by our named executive officers in 2016, 2015 and 2014, as applicable. The amounts were paid in February following each year presented with the exception of Mr. Patenaude’s 2016 bonus which was paid to his estate in November 2016.

(3) As discussed above, we believe the value of the equity awards we made in January 2016 and 2017 should be considered a part of each named executive officer’s compensation for 2015 and 2016, respectively. Accordingly, the grant date fair value of those awards is reflected in the “Stock Awards” and “Total” columns in the supplemental table in footnote 1. Awards made in 2014 were made in July 2014 and we believe are appropriately considered a part of each named executive officer’s 2014 compensation. The values reported represent the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date.

(4) Amounts in this column represent the aggregate dollar amount of all other compensation received by our named executive officers. All other compensation includes (a) company matching contributions to our named executive officers’ contributory defined contribution plan accounts equal to 100% of their pre-tax contributions (excluding catch-up contributions for named executive officers age 50 and older), up to the limitations imposed under applicable tax rules, which contributions totaled $18,000 for each named executive officer in 2016;(b) reimbursement for 2016 self-employment payroll tax expense as follows: $102,717 for Mr. Colson; $46,198 for Mr. Daley; $36,333 for Ms. Johnson; $35,484 for Mr. Ramirez; and $46,811 for Mr. Patenaude and (c) a payment of $12,772 to Mr. Hamman pursuant to an employee incentive plan that has since been discontinued.

(5) Because Mr. Hamman first became an executive officer in 2016, no disclosure is included for 2015 or 2014.
(6) Mr. Patenaude ceased to be an executive officer of the Company on September 11, 2016, when he unexpectedly passed away.

Grants of Plan-Based Awards During 2016

The following table provides information regarding plan-based awards granted to each of our named executive officers in the year ended December 31, 2016.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Eric R. Colson	1/26/2016	30,000	$915,300
Charles J. Daley, Jr.	1/26/2016	10,000	305,100
Sarah A. Johnson	1/26/2016	10,000	305,100
Gregory K. Ramirez	1/26/2016	10,000	305,100
James S. Hamman, Jr.	1/26/2016	10,000	305,100
Dean J. Patenaude	1/26/2016	10,000	305,100
(1) Represents the number of restricted shares of our Class A common stock granted in January 2016, which were awarded as follows:
Name		Standard Restricted Shares	Career Shares
Eric R. Colson		15,000	15,000
Charles J. Daley, Jr.		5,000	5,000
Sarah A. Johnson		5,000	5,000
Gregory K. Ramirez		5,000	5,000
James S. Hamman, Jr.		—	10,000
Dean J. Patenaude		5,000	5,000
(2) Represents the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date.

Outstanding Equity Awards at December 31, 2016

The following table provides information about the outstanding equity-based awards held by each of our named executive officers as of December 31, 2016.

Name	Number of Shares and Units of Stock That Have Not Vested(#)(1)	Market Value of Shares and Units of Stock That Have Not Vested($)(2)
Eric R. Colson	63,171	$1,879,337
Charles J. Daley, Jr.	34,747	1,033,723
Sarah A. Johnson	20,622	613,505
Gregory K. Ramirez	20,566	611,839
James S. Hamman, Jr.	17,364	516,579
Dean J. Patenaude (3)	—	—
(1) Represents the number of unvested restricted shares (both career shares and standard restricted shares) of Class A common stock and unvested Class B common units as of December 31, 2016:

Name	Standard Restricted Shares (A)	Career Shares (B)	Class B Common Units(C)
Eric R. Colson	28,950	23,250	10,971
Charles J. Daley, Jr.	11,600	9,000	14,147
Sarah A. Johnson	9,400	9,000	2,222
Gregory K. Ramirez	9,100	8,500	2,966
James S. Hamman, Jr.	4,455	12,909	—
Dean J. Patenaude	—	—	—
(A) Standard restricted shares vest in five equal installments over the five years following the date of grant, provided that the holder remains employed through the vesting dates. Standard restricted shares will also vest upon a termination of employment on account of the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control. The following number of standard restricted shares were granted to each of our named executive officers in 2014 as follows: 8,250 shares for Mr. Colson; 4,000 shares for Mr. Daley; 4,000 shares for Ms. Johnson; 3,500 shares for Mr. Ramirez; and 3,500 shares for Mr. Patenaude. The number of standard restricted shares granted in January 2016 are disclosed in the “Grants of Plan-Based Awards During 2016” table above.

(B) Career shares vest as described above in “-Compensation Discussion and Analysis - Equity-Based Compensation.” The following number of career shares were granted to each of our named executive officers in 2014 as follows: 8,250 shares for Mr. Colson; 4,000 shares for Mr. Daley; 4,000 shares for Ms. Johnson; 3,500 shares for Mr. Ramirez; and 3,500 shares for Mr. Patenaude. The number of career shares granted in January 2016 are disclosed in the “Grants of Plan-Based Awards During 2016” table above.

(C) The unvested Class B common units vest in installments over a five-year period from the grant dates, provided that the holder remains employed through the vesting dates. The units will also vest upon a termination of employment on account of the holder’s death or disability and upon the occurrence of a change in control, subject to continued employment through such occurrence. Generally, Class B common units are exchangeable for shares of our Class A common stock on a one-for-one basis. However, generally, a holder of Class B common units that remains employed by us may only exchange and sell up to 15% of the total number of Class B common units (both vested and unvested) held by the employee at the beginning of any one-year period, plus any amounts that the holder could have sold in prior years but did not.

(2) Restricted shares of Class A common stock were valued based on the closing price of our Class A common stock on the NYSE on December 30, 2016, which was $29.75. Unvested Class B common units were also valued based on the closing price of our Class A common stock on the NYSE on December 30, 2016, as the Class B common units are generally exchangeable for shares of Class A common stock on a one-for-one basis.

(3) All of Mr. Patenaude's unvested shares and units automatically vested upon his death in September 2016, pursuant to the terms of each of the award agreements under which the restricted shares of Class A common stock and Class B common units were granted.

Equity Awards Vested During the Year Ended December 31, 2016

The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2016, upon the vesting of equity awards.

Name	Number of Shares or Units Acquired Upon Vesting(#)(1)	Value Realized on Vesting($)(2)
Eric R. Colson	38,313	$1,219,660
Charles J. Daley, Jr.	17,047	474,219
Sarah A. Johnson	4,022	111,874
Gregory K. Ramirez	4,666	129,791
James S. Hamman, Jr.	1,818	50,559
Dean J. Patenaude (3)	51,796	1,409,385
(1) Represents the number of standard restricted shares of Class A common stock and Class B common units that vested during the year ended December 31, 2016:
Name	Vested Shares of Class A Common Stock	Vested Class B Common Units
Eric R. Colson	6,150	32,163
Charles J. Daley, Jr.	2,900	14,147
Sarah A. Johnson	1,800	2,222
Gregory K. Ramirez	1,700	2,966
James S. Hamman, Jr.	1,818	—
Dean J. Patenaude	22,000	29,796
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

(2) The value of the restricted shares of Class A common stock and Class B common units that vested during 2016 is based on the stock price of our Class A common stock on each respective vesting date.
(3) All of Mr. Patenaude's unvested shares and units automatically vested upon his death in September 2016, pursuant to the terms of each of the award agreements under which the restricted shares of Class A common stock and Class B common units were granted.

Pension Benefits

We do not sponsor or maintain any defined benefit pension or retirement benefits for the benefit of our employees.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not sponsor or maintain any nonqualified defined contribution or other nonqualified deferred compensation plans for the benefit of our employees.

Employment Agreements

We do not have employment agreements with any of our named executive officers. Upon commencement of employment, each named executive officer received an offer letter outlining the initial terms of employment, including base salary and cash incentive compensation. None of these terms affected compensation paid to our named executive officers in 2016 and will not affect compensation paid in future years.

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

Equity awards granted to our named executive officers are evidenced by an award agreement that sets forth the terms and conditions of the award and the effect of any termination event or a change in control on unvested awards. The effect of a termination event or change in control on outstanding equity awards varies by the type of award. The following table provides the value of equity acceleration that would have been realized for each of the named executive officers if he or she had been terminated on December 31, 2016 under the circumstances indicated (including following a change in control).

As discussed above, each of our named executive officers has been granted career shares that are designed to vest upon a qualifying retirement. A qualifying retirement requires 10 years of service with the Company as of the date of retirement and three years’ advance notice of retirement, which we may waive to no less than one year. Career shares also include a pro rata time-vesting requirement, under which 20% of the shares become eligible for qualifying retirement vesting in each of the five years following the year of grant. While none of our named executive officers has provided us with notice of intent to retire, the amounts shown in the “Retirement” column reflect the value of career shares that have satisfied the time-vesting and 10 years of service requirements as of December 31, 2016, had the named executive officer satisfied the advance notice requirement as of that date. In addition, the amount of shares received upon exchange of Class B common units that may be sold in any one-year period may also increase upon a named executive officer’s retirement, so long as the officer provided us with sufficient notice of retirement and has at least 10 years of service at retirement.

	Death or Disability	Qualifying Termination in Connection with Change in Control	Accelerated Vesting Upon Change in Control	Retirement
Eric R. Colson
Unvested Class B Common Units(1)	$326,387	—	$326,387	—
Standard Restricted Shares (2)	861,263	$861,263	—	—
Career Shares(3)	691,688	691,688	—	$98,175
Charles J. Daley, Jr.
Unvested Class B Common Units(1)	420,873	—	420,873	—
Standard Restricted Shares (2)	345,100	345,100	—	—
Career Shares(3)	267,750	267,750	—	—
Sarah A. Johnson
Unvested Class B Common Units(1)	66,105	—	66,105	—
Standard Restricted Shares (2)	279,650	279,650	—	—
Career Shares(3)	267,750	267,750	—	47,600
Gregory K. Ramirez
Unvested Class B Common Units(1)	88,239	—	88,239	—
Standard Restricted Shares (2)	270,725	270,725	—	—
Career Shares(3)	252,875	252,875	—	41,650
James. S. Hamman, Jr.
Standard Restricted Shares (2)	132,536	132,536	—	—
Career Shares(3)	384,043	384,043	—	—
Dean J. Patenaude(4)
Unvested Class B Common Units	400,756	—	—	—
Standard Restricted Shares	293,210	—	—	—
Career Shares	228,650	—	—	—
(1) Represents the value of the accelerated vesting of Class B common units, which was based on the closing price of our Class A common stock on the NYSE on December 30, 2016, which was $29.75 per share, as the Class B common units are generally exchangeable for shares of Class A common stock on a one-for-one basis. Any unvested Class B common units will become fully vested upon the holder’s death or disability or upon the occurrence of a change in control (subject to continued employment through such occurrence).

(2) Represents the value of the accelerated vesting of restricted shares of Class A common stock based on the closing price of our Class A common stock on the NYSE on December 30, 2016, which was $29.75 per share. Any standard restricted shares will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence).

(3) Represents the value of the accelerated vesting and retirement vesting of career shares based on the closing price of our Class A common stock on the NYSE as of December 30, 2016, which was $29.75 per share. Any career shares will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence). Career shares also vest upon qualifying retirement, as discussed above.

(4) Represents the value of the accelerated vesting of Class B common units, standard restricted shares and career shares as of September 12, 2016, upon the death of Mr. Patenaude.

DIRECTOR COMPENSATION

The Company’s director compensation program is designed to attract and retain highly qualified non-employee directors. For fiscal year 2016, the director compensation program entitled non-employee directors to a cash component, designed to compensate directors for their service on the Board, and an equity component, designed to align the interests of the directors with those of the Company’s stockholders.

For 2016, the standard equity component of the Company’s director compensation program consisted of $100,000 of restricted stock units for each of the non-employee directors awarded under the Artisan Partners Asset Management Inc. 2013 Non-Employee Director Compensation Plan. The shares of Class A common stock underlying the restricted stock units will be delivered on the earlier to occur of (i) a change in control of APAM and (ii) the termination of the director’s service as a director.

During 2016, each non-employee director was entitled to receive cash payments of $50,000, paid in four quarterly installments. The lead director and chairperson of our Audit Committee were entitled to receive an additional cash retainer of $50,000, and the chairpersons of each of the Compensation Committee and Nominating and Corporate Governance Committee were entitled to receive an additional cash retainer of $40,000. Each of our non-employee directors elected to receive the value of this cash compensation in the form of additional restricted stock units.

As a result, an additional number of restricted stock units were granted to each non-employee director in January of 2016, the value of which equaled the amount of cash compensation to which each director was entitled. One-quarter of the units awarded in lieu of cash compensation vested in each quarter of 2016.

In addition, all directors are reimbursed for reasonable out-of-pocket expenses incurred by them in connection with attending Board, committee and stockholder meetings, including those for travel, meals and lodging. These reimbursements are not reflected in the table below.

Mr. Colson does not receive any additional compensation for serving on the Board.

The following table provides information concerning the 2016 compensation of each non-employee director who served in fiscal year 2016.

Name	Stock Awards
Matthew R. Barger(1)	$190,000
Seth W. Brennan(2)	150,000
Tench Coxe(3)	150,000
Stephanie G. DiMarco(4)	200,000
Jeffrey A. Joerres(5)	190,000
Andrew A. Ziegler(6)	200,000
(1) On December 31, 2016, Mr. Barger had 14,785 restricted stock units outstanding.
(2) On December 31, 2016, Mr. Brennan had 7,939 restricted stock units outstanding.
(3) On December 31, 2016, Mr. Coxe had 12,667 restricted stock units outstanding.
(4) On December 31, 2016, Ms. DiMarco had 15,314 restricted stock units outstanding.
(5) On December 31, 2016, Mr. Joerres had 14,785 restricted stock units outstanding.
(6) On December 31, 2016, Mr. Ziegler had 12,286 restricted stock units outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 16, 2017, for:

•	each person known by us to beneficially own more than 5% of any class of our outstanding shares, as of February 16, 2017;

•	each of our named executive officers;

•	each of our directors; and

•	all of our named executive officers and directors as a group.

Each share of our Class A common stock and Class C common stock is entitled to one vote per share. Each share of Class B common stock initially entitles its holder to five votes per share. The number of votes per share of Class B common stock will decrease from five to one when holders of Class B common stock collectively hold less than 20% of the aggregate number of outstanding shares of common stock. As of February 16, 2016, the holders of Class B common stock collectively held more than 20% of the aggregate number of outstanding shares of common stock.
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
Applicable percentage ownership is based on 43,603,792 shares of Class A common stock (including 218,089 restricted stock units that are currently outstanding), 15,142,049 shares of Class B common stock and 17,063,384 shares of Class C common stock outstanding at February 16, 2017. The aggregate percentage of combined voting power represents voting power with respect to all shares of our common stock voting together as a single class and is based on 136,159,332 total votes attributed to 75,591,136 total shares of outstanding common stock.
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

	Class A(1)		Class B		Class C		Aggregate % of Combined Voting Power
	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class

Directors and Named Executive Officers:
Stockholders Committee(2)	5,107,607	11.7	15,142,049	100%	—	—	59.3%
Eric R. Colson(3)	79,000	*	667,768	4.4%	—	—	—
Charles J. Daley, Jr.(3)(4)	28,900	*	135,333	*	—	—	*
James S. Hamman, Jr.(3)	30,286	*	—	—	—	—	—
Sarah A. Johnson(3)	32,000	*	94,464	*	—	—	*
Gregory K. Ramirez(3)	28,400	*	79,864	*	—	—	*
Matthew R. Barger(5)	21,547	*	—	—	1,242,002	7.3%	*
Seth W. Brennan(5)(6)	25,778	*	—	—	—	—	*
Tench Coxe(5)(7)	40,417	*	—	—	—	—	*
Stephanie G. DiMarco(5)(8)	93,510	*	—	—	—	—	*
Jeffrey A. Joerres(5)	25,047	*	—	—	—	—	*
Andrew A. Ziegler(5)(9)	19,404	*	—	—	6,955,973	40.8%	5.1%
Directors and executive officers as a group (11 persons)	5,440,985	12.5%	15,142,049	100%	8,197,975	48.0%	65.6%

5+% Stockholders:
Artisan Investment Corporation(9)	—	—	—	—	6,955,973	40.8%	5.1%
MLY Holdings Corp.(3)(10)	—	—	3,218,277	21.3%	—	—	—
LaunchEquity Acquisition Partners, LLC (3)(11)	—	—	2,069,928	13.7%	—	—	—
N. David Samra(3)	779,607	1.8%	1,360,853	9.0%	—	—	—
Daniel J. O’Keefe(3)	860,560	2.0%	1,329,655	8.8%	—	—	*
James C. Kieffer (3)	221,641	*	1,255,970	8.3%	—	—	—
George Sertl(3)	—	—	1,252,950	8.3%	—	—	—
James D. Hamel(3)	185,126	*	966,066	6.4%	—	—	—
Scott C. Satterwhite	—	—	—	—	1,383,768	8.1%	1.0%
Patricia Christina Hellman Survivor’s Trust	—	—	—	—	1,330,738	7.8%	*
Arthur Rock 2000 Trust	—	—	—	—	1,153,280	6.8%	*
Thomas F. Steyer 2017 GRAT I	—	—	—	—	1,082,314	6.3%	*
Kayne Anderson Rudnick Investment Management LLC(12)	4,296,505	9.9%	—	—	—	—	3.2%
The Vanguard Group(13)	3,095,649	7.1%	—	—	—	—	*
Eaton Vance Management(14)	2,590,631	5.9%	—	—	—	—	1.9%
Wells Fargo & Company(15)	2,213,614	5.1%	—	—	—	—	1.2%
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

(2)
Each of our employees to whom we have granted equity (including Mr. Colson, Mr. Daley, Mr. Hamman, Ms. Johnson and Mr. Ramirez) has entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all of the shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee currently consisting of Mr. Colson, Mr. Daley and Mr. Ramirez. All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members. Shares originally subject to the agreement cease to be subject to it when sold by the employee or upon the termination of the employee’s employment with us.

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

(3)
Pursuant to the stockholders agreement, Mr. Colson, Mr. Daley, Mr. Hamman, Ms. Johnson, Mr. Ramirez, MLY Holdings Corp., LaunchEquity Acquisition Partners, LLC, Mr. Samra, Mr. O’Keefe, Mr. Kieffer, Mr. Sertl and Mr. Hamel each granted an irrevocable voting proxy with respect to all of the shares of our common stock he or she has acquired from us and any shares he or she may acquire from us in the future to the stockholders committee as described in footnote 2 above. Each retains investment power with respect to the shares of our common stock he or she holds, which are the shares reflected in the row applicable to each person. 400 of Mr. Daley’s shares, 1,400 of Mr. Ramirez’s shares, 4,000 of Ms. Johnson’s shares, and 18,555 of Mr. O’Keefe’s shares are not subject to the stockholders agreement.

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

(6)	Includes 6,250 shares of Class A common stock held by a trust for the benefit of Mr. Brennan’s children.

(7)
Includes 22,411 shares of Class A common stock held by a trust of which Mr. Coxe is a co-trustee and beneficiary. Mr. Coxe shares voting and investment power over all of such shares of Class A common stock.

(8)	Includes 20,308 shares of Class A common stock held by a charitable trust of which Ms. DiMarco is a trustee.

(9)
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

(12) This information has been derived from the Schedule 13G filed with the SEC on February 9, 2017 by Kayne Anderson Rudnick Investment Management LLC which states that Kayne Anderson Rudnick Investment Management had voting and dispositive power over 4,296,505 shares of Class A common stock as of December 31, 2016. The address of Kayne Anderson Rudnick Investment Management is 1800 Avenue of the Stars, Los Angeles, California, 90067.
(13) This information has been derived from the Schedule 13G filed with the SEC on February 9, 2017 by The Vanguard Group, Inc. which states that Vanguard Group had voting power over 27,459 shares and dispositive power over 3,095,649 shares of Class A common stock as of December 31, 2016. The address of the Vanguard Group is 100 Vanguard Blvd, Malvern, Pennsylvania, 19355.
(14) This information has been derived from the Schedule 13G filed with the SEC on February 15, 2017 by Eaton Vance Management which states that Eaton Vance Management had voting and dispositive power over 2,590,631 shares of Class A common stock as of December 31, 2016. The address of Eaton Vance Management is 2 International Place, Boston, MA 02110.
(15) This information has been derived from the Schedule 13G filed with the SEC on January 27, 2017 by Wells Fargo and Company which states that Wells Fargo & Company had voting power over 1,654,627 shares and dispositive power over 2,213,614 shares of Class A common stock as of December 31, 2016. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94163.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions in Connection with our IPO
In March 2013, in connection with the initial public offering (“IPO”) of Artisan Partners Asset Management, we entered into the agreements described below with the limited partners of Artisan Partners Holdings, including the following persons and entities:

•	Those of our currently-serving named executive officers who own Class B common units of Artisan Partners Holdings.

•	Artisan Investment Corporation (“AIC”), an entity controlled by Andrew A. Ziegler, our Lead Director, and Carlene M. Ziegler. AIC owns all of the Class D common units of Artisan Partners Holdings.

•
Private equity funds (the “H&F holders”) controlled by Hellman & Friedman LLC (“H&F”). Mr. Barger, one of our directors, is a senior advisor of H&F. The H&F holders no longer own any units of Artisan Partners Holdings or, to our knowledge, any shares of our common stock.

•	Mr. Barger, who owns Class A common units of Artisan Partners Holdings.

•	Sutter Hill Ventures, of which one of our directors, Mr. Coxe, is a managing director of the general partner, and two trusts of which Mr. Coxe is a co-trustee.

•	Several other persons or entities who own Class A common units of Artisan Partners Holdings and greater than 5% of our outstanding Class C common stock.

•	Several of our employees, or entities controlled by an employee, who own (or owned) Class B common units of Artisan Partners Holdings and greater than 5% of our outstanding Class B common stock.

The rights of each of the persons and entities listed above under the agreements discussed below are the same as the rights of each other holder of the same class of partnership units. So, for instance, the rights of our currently-serving named executive officers that are holders of Class B common units, under the exchange, registration rights, partnership and tax receivable agreements described below are the same as the rights of each other holder of Class B common units. The descriptions of the transactions and agreements below, including the rights and ownership interests of the persons and entities listed above, are as of January 31, 2017, unless otherwise indicated.
Exchange Agreement
Under the exchange agreement, subject to certain restrictions (including those intended to ensure that Artisan Partners Holdings is not treated as a “publicly traded partnership” for U.S. federal income tax purposes), holders of partnership units have the right to exchange common units (together with an equal number of shares of our Class B common stock or Class C common stock, as applicable) for shares of our Class A common stock on a one-for-one basis. A partnership unit cannot be exchanged for a share of our Class A common stock without a share of our Class B common stock or Class C common stock, as applicable, being delivered together at the time of exchange for cancellation.
Holders of partnership units are permitted to exchange units in a number of circumstances that are generally based on, but in several respects are not identical to, the “safe harbors” contained in the U.S. Treasury Regulations dealing with publicly traded partnerships. In accordance with the terms of the exchange agreement, partnership units are exchangeable: (i) in connection with the first underwritten offering in any calendar year pursuant to the resale and registration rights agreement; (ii) on a specified date each fiscal quarter; (iii) in connection with the holder’s death, disability or mental incompetence; (iv) as part of one or more exchanges by the holder and any related persons during any 30-calendar day period representing in the aggregate more than 2% of all outstanding partnership units (generally disregarding interests held by us); (v) if the exchange is of all of the partnership units held by AIC in a single transaction; (vi) in connection with a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock that is effected with the consent of our Board or in connection with certain mergers, consolidations or other business combinations; or (vii) if we permit the exchanges after determining that Artisan Partners Holdings would not be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code as a result. In general, our Board may waive the restrictions on exchange described above.
As the holders of limited partnership units exchange their units for Class A common stock, we receive a number of general partnership units, or GP units, of Artisan Partners Holdings equal to the number of shares of our Class A common stock that they receive, and an equal number of limited partnership units are canceled.
During the fiscal year ended December 31, 2016, holders of Class A, Class B and Class E common units exchanged an aggregate of 1,679,507 units for Class A common stock, and an equal number of shares of our Class B or Class C common stock, as applicable, were canceled.

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
As of December 31, 2016, AIC owned 6,955,973 Class D common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock AIC may sell. AIC has the right to use the resale shelf registration statement to sell shares of Class A common stock, including the right to an unrestricted number of brokered transactions and, subject to certain limitations and qualifications, marketed and unmarketed underwritten shelf takedowns.
As of December 31, 2016, our employee-partners owned an aggregate of 15,142,049 Class B common units. In each 12-month period, the first of which began in the first quarter of 2014, each employee-partner is permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. Approximately 3.6 million Class B common units are eligible for exchange and sale in the first quarter of 2017. Units sold by employee-partners in connection with underwritten offerings or otherwise redeemed by us are included when calculating the maximum number of shares each employee-partner is permitted to sell in any one-year period. Our Board may waive or modify the resale limitations described in this paragraph. Because employee-partners and other employees are eligible to sell amounts of vested shares as described in this 10-K, employees’ equity ownership, in the aggregate, could significantly decline over the next five years.
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
As of December 31, 2016, former employee-partners owned an aggregate of 2,236,984 Class E common units, 1,299,383 of which may currently be sold.
As of December 31, 2016, our initial outside investors who are holders of Class A common units owned an aggregate of 7,870,427 Class A common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock the holders of Class A common units may sell.

We have paid and will continue to pay all expenses incident to our performance of any registration or marketing of securities pursuant to the resale and registration rights agreement, including reasonable fees and out-of-pocket costs and expenses of selling stockholders. We have also agreed to indemnify any selling stockholder, solely in their capacity as selling stockholders, against any losses or damages resulting from any untrue statement, or omission of material fact in any registration statement, prospectus or free writing prospectus pursuant to which they may sell shares of our Class A common stock, except to the extent the liability arose from their misstatement or omission of a material fact, in which case they have similarly agreed to indemnify us.
Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings
As a holding company, we conduct all of our business activities through our direct subsidiary, Artisan Partners Holdings, an intermediate holding company, which wholly owns Artisan Partners Limited Partnership, our principal operating subsidiary. The rights and obligations of Artisan Partners Holdings’ partners are set forth in its amended and restated limited partnership agreement.
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
Stockholders Agreement
Our employees (including all of our employee-partners) to whom we have granted equity have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us (which shares represent approximately 59% of the combined voting power of our capital stock) and any shares they may acquire from us in the future to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). Any shares of our common stock that we issue to our employees in the future will be subject to the Stockholders Agreement so long as the agreement has not been terminated. Shares subject to the stockholders agreement will be voted in accordance with the majority decision of the three members of the stockholders committee.
The members of the stockholders committee must be Artisan employees and holders of shares subject to the agreement. If a member of the stockholders committee ceases to act as a member of the committee, our Chief Executive Officer (if he or she is a holder of shares subject to the stockholders agreement and is not already a member of the committee) will become a member of the committee. Otherwise, the two remaining members of the stockholders committee will jointly select a third member of the committee. Each member of the stockholders committee is entitled to indemnification from Artisan in his or her capacity as a member of the committee.
The stockholders agreement provides that members of the stockholders committee will vote the shares subject to the agreement in support of the following:

•
Matthew R. Barger, or, unless Mr. Barger is removed from the Board for cause, a successor selected by Mr. Barger who holds Class A common units, so long as the holders of the Class A common units beneficially own at least 5% of our outstanding capital stock. As of December 31, 2016, the holders of the Class A common units beneficially owned approximately 11% of our outstanding capital stock.

•
A director nominee, initially Mr. Ziegler, designated by AIC, so long as AIC beneficially owns at least 5% of our outstanding capital stock. As of December 31, 2016, AIC beneficially owned approximately 9% of our outstanding capital stock.

•	A director nominee, initially Mr. Colson, designated by the stockholders committee who is an employee-partner.

Under the terms of the stockholders agreement, we are required to use our best efforts to elect the nominees described above, which efforts must include soliciting proxies for, and recommending that our stockholders vote in favor of, the election of each. Other than as provided above, under the terms of the stockholders agreement, the stockholders committee may in its discretion vote, or abstain from voting, all or any of the shares subject to the agreement on any matter on which holders of shares of our common stock are entitled to vote. The committee is specifically authorized to vote for its members as directors under the terms of the stockholders agreement.
At any time after the earlier of (i) the elimination of the Class B common stock’s supervoting rights and (ii) March 12, 2018, parties to the stockholders agreement holding at least two-thirds of the shares subject to the agreement may terminate it provided that the stockholders committee is no longer obligated to vote in favor of a director nominee who is a Class A common unit holder. For so long as the parties whose shares are subject to the agreement hold at least a majority of the combined voting power of our capital stock, the committee will be able to elect all of the members of our Board (subject to the obligation of the committee to vote in support of the nominees described above) and will thereby control our management and affairs. Because each share of Class B common stock initially entitles its holder to five votes, the stockholders committee will control our management and affairs even though the employees whose shares are subject to the agreement hold less than a majority of the number of outstanding shares of our common stock.

Tax Receivable Agreements
We are party to two tax receivable agreements. The first tax receivable agreement is between APAM and the Pre-H&F Corp Merger Shareholder that was the sole shareholder of our convertible preferred stock. As part of our IPO reorganization, a corporation (“H&F Corp”) controlled by Hellman & Friedman LLC merged with and into us pursuant to an Agreement and Plan of Merger. As consideration for the merger, the shareholder of H&F Corp received shares of our convertible preferred stock (all of which were converted to shares of Class A common stock in June 2014), contingent value rights (which were subsequently terminated in November 2013), and the right to receive an amount of cash. The tax receivable agreement between APAM and the Pre-H&F Merger Shareholder generally provides for the payment by APAM of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger, (ii) net operating losses available as a result of the merger, and (iii) tax benefits related to imputed interest.
The second tax receivable agreement, with each holder of limited partnership units, generally provides for the payment by APAM to each of them of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to us or exchanged (for shares of Class A common stock, convertible preferred stock or other consideration) and that are created as a result of such sales or exchanges and payments under the TRAs, and (ii) tax benefits related to imputed interest.
For purposes of these tax receivable agreements, cash savings in tax are calculated by comparing our actual income tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the tax receivable agreements, unless certain assumptions apply. The tax receivable agreements will continue until all tax benefits have been utilized or expired, unless we exercise our right to terminate the agreements or we materially breach any of our material obligations under the agreements, in which cases our obligations under the agreements will accelerate. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of purchases or exchanges of partnership units, the price of our Class A common stock or the value of our convertible preferred stock, as the case may be, at the time of such purchases or exchanges, the extent to which such transactions are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest or depreciable or amortizable basis. In addition, in the case of a change of control, our obligations will be based on different assumptions that may affect the amount of the payments required under the agreements.
As of December 31, 2016, we recorded a $586.2 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expect to realize from the following (which exclude prior TRA payments and adjustments to the TRA liability due to changes in estimates):

•	The merger described above and our purchase of Class A common units in connection with our IPO.

•	Our purchase of preferred units from the H&F holders in November 2013.

•	Our purchase of common and preferred units in connection with an offering of Class A common stock in March 2014.

•
The H&F holders’ conversion in June 2014 of their remaining shares of convertible preferred stock into, and exchange of all of their remaining preferred units of Artisan Partners Holdings for, shares of Class A common stock.

•	Our purchase of common units in connection with the 2015 Follow-On Offering.

•	The quarterly exchanges made by certain limited partners pursuant to the Exchange Agreement.

Those amounts assume no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. Additional purchases or exchanges of units of Artisan Partners Holdings will cause the liability to increase.
During 2016, we made payments under the tax receivable agreements totaling approximately $28 million in the aggregate. Of that amount, $16.5 million was paid to certain of our directors or entities affiliated with certain directors and $7.0 million was paid to our employee-partners, including to certain of our currently-serving named executive officers and several employee-partners, or entities controlled by employee-partners, who own greater than 5% of our outstanding Class B common stock.

Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the H&F Corp merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2016; and (iii) future purchases or exchanges of partnership units would aggregate to approximately $1.2 billion over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $29.75 per share of our Class A common stock, the closing price of our Class A common stock on December 30, 2016.
Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or approximately $1.1 billion, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit.
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
Corporate Hospitality Tent
We have licensed a corporate hospitality tent from the United States Golf Association in connection with the 2017 U.S. Open Championship at Erin Hills Golf Course. Pursuant to the license agreement, the Company will pay the USGA a rental and admission fee. Erin Hills, which is owned by Mr. Ziegler, is contractually entitled to a percentage of the total revenue generated by the event, including the fees paid by the Company in connection with its tent. Although the amount is immaterial to Mr. Ziegler, he has waived the revenue that Erin Hills would otherwise be entitled to in connection with the Company’s tent.

Review, Approval or Ratification of Transactions with Related Persons
We have adopted a written policy regarding the approval, with certain exceptions, of any transaction or series of transactions in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a “related party” (a director, director nominee, executive officer, or a person known to us to be the beneficial owner of more than 5% of our voting securities, or any immediate family member of any of the foregoing) has a direct or indirect material interest (a “related-party transaction”). Under the policy, a related party must promptly disclose to our Chief Legal Officer any potential related-party transaction and all material facts about the transaction. The Chief Legal Officer will then assess whether the transaction constitutes a related-party transaction. If the Chief Legal Officer determines a transaction qualifies as such, he or she will communicate that information to the Audit Committee, to the Chair of the Audit Committee, if the Chief Legal Officer determines it is impracticable or undesirable to wait until the next committee meeting, or to the entire Board. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee, the Chair of the Audit Committee or the Board, as applicable, will decide whether or not to approve such transaction and will generally approve only those transactions that are not inconsistent with our best interests. If we become aware of a related-party transaction that was not approved under this policy before it was entered into, the transaction will be referred to the Audit Committee or the entire Board, which will evaluate all options available, including ratification, amendment or termination of such transaction. Under the policy, any director who has an interest in a related-party transaction will recuse himself or herself from any formal action with respect to the transaction as deemed appropriate by the Audit Committee or Board.
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

Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP as of and for the fiscal years ended December 31, 2016 and 2015 are set forth below. The aggregate fees included in the “Audit Fees” category are fees billed for the fiscal year for the audits of our annual financial statements, audits of statutory and regulatory filings, and quarterly reviews. The aggregate fees included in the Audit-Related, Tax and Other Fees categories are fees for services performed in the fiscal years.

	Fiscal Year 2016	Fiscal Year 2015
Audit Fees	$880,400	$881,000
Audit‑Related Fees	57,000	152,100
Tax Fees	438,500	414,700
All Other Fees	3,600	16,200
Total	$1,379,500	$1,464,000

Audit Fees for the fiscal years ended December 31, 2016 and 2015 were for professional services rendered for the audits of our annual financial statements, reviews of quarterly financial statements and services that are customarily provided in connection with statutory or regulatory filings.

Audit-Related Fees for the fiscal years ended December 31, 2016 and 2015 were for reviews of registration statements filed with the SEC, consultations related to the accounting or disclosure treatment of transactions and attest services related to our compliance with the Global Investment Performance Standards (GIPS).

Tax Fees for the fiscal years ended December 31, 2016 and 2015 were for domestic and foreign tax return compliance, including review of partner capital accounts, and consultations related to technical interpretations, applicable laws and regulations and tax accounting. During 2016, $130,600 of the tax fees related to tax return compliance and preparation.

Other Fees for the fiscal years ended December 31, 2016 and 2015 were for consultations related to regulatory matters and license fees for professional publications.

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
All audit, audit-related and tax services in fiscal 2016 were pre-approved by the Audit Committee. In all cases, the Audit Committee concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of PricewaterhouseCoopers LLP’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.(1)
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.(1)
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.(1)
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP (1)
10.2	Amended and Restated Resale and Registration Rights Agreement (1)
10.3	Exchange Agreement(1)
10.4	Tax Receivable Agreement (Merger)(1)
10.5	Tax Receivable Agreement (Exchanges)(1)
10.6	Stockholders Agreement(1)
10.8	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan(1)
10.9	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan(1)
10.10	Artisan Partners Asset Management Inc. Bonus Plan(1)
10.11	Amended and Restated Artisan Partners Asset Management Inc. Bonus Plan
10.12	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement(1)
10.13	Employment Agreement of Andrew A. Ziegler(1)
10.14	Form of Indemnification Agreement(1)
10.15	Form of Indemnification Priority Agreement(1)
10.16	Five-Year Revolving Credit Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent(2)
10.17	Note Purchase Agreement, dated as of August 16, 2012, among Artisan Partners Holdings LP and the purchasers listed therein(2)
10.18	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)
10.19	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Stock Award Agreement (1)
10.20	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)
10.21	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Restricted Share Award Agreement (1)
10.22	Form of Unit Purchase Agreement (1)
10.23	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2016, 2015 and 2014

(1)	incorporated by reference to Form 10-K filed by Artisan Partners Asset Management Inc. on February 25, 2016
(2)	incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Artisan Partners Asset Management Inc. on December 18, 2012
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: February 21, 2017
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 21st day of February, 2017.

Signature	Title
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Seth W. Brennan	Director
Seth W. Brennan
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Director
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Andrew A. Ziegler	Director
Andrew A. Ziegler