Form 10-Q
period 2017-03-31
Artisan Partners Asset Management Inc.
filed 2017-05-03
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 28, 2017 were 49,218,959, 12,830,762 and 13,541,384, respectively.

Except where the context requires otherwise, in this report, references to the “Company”, “Artisan”, “we”, “us” or “our” refer to Artisan Partners Asset Management Inc. (“APAM”) and its direct and indirect subsidiaries, including Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”). On March 12, 2013, APAM closed its initial public offering and related corporate reorganization. Prior to that date, APAM was a subsidiary of Artisan Partners Holdings.
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 21, 2017, which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.

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

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$222,182	$156,777
Accounts receivable	63,399	59,739
Investment securities	213	6,297
Property and equipment, net	20,617	20,018
Deferred tax assets	788,043	678,518
Prepaid expenses and other assets	13,041	14,817
Total assets	$1,107,495	$936,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$21,814	$20,087
Accrued incentive compensation	60,020	12,642
Borrowings	199,517	199,477
Amounts payable under tax receivable agreements	685,435	586,246
Total liabilities	966,786	818,452
Commitments and contingencies
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 49,218,959 and 42,149,436 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	492	421
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 12,830,762 and 15,142,049 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	128	151
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 13,541,384 and 17,063,384 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	136	171
Additional paid-in capital	126,965	119,221
Retained earnings	13,596	13,395
Accumulated other comprehensive income (loss)	(1,776)	(1,648)
Total stockholders’ equity	139,541	131,711
Noncontrolling interest - Artisan Partners Holdings	1,168	(13,997)
Total equity	140,709	117,714
Total liabilities and equity	$1,107,495	$936,166

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Management fees	$184,074	$174,378
Performance fees	—	151
Total revenues	$184,074	$174,529
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	93,249	87,480
Pre-offering related compensation - share-based awards	6,339	7,819
Total compensation and benefits	99,588	95,299
Distribution and marketing	7,374	8,158
Occupancy	3,506	3,181
Communication and technology	8,423	7,217
General and administrative	7,151	5,949
Total operating expenses	126,042	119,804
Total operating income	58,032	54,725
Non-operating income (loss)
Interest expense	(2,881)	(2,905)
Net investment income and other	153	15
Total non-operating income (loss)	(2,728)	(2,890)
Income before income taxes	55,304	51,835
Provision for income taxes	12,749	11,517
Net income before noncontrolling interests	42,555	40,318
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	22,760	24,057
Net income attributable to Artisan Partners Asset Management Inc.	$19,795	$16,261

Basic and diluted earnings per share	$0.37	$0.35
Basic and diluted weighted average number of common shares outstanding	41,019,598	36,970,950
Dividends declared per Class A common share	$0.96	$1.00

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income before noncontrolling interests	$42,555	$40,318
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of ($8), and $1, respectively	56	(26)
Less: reclassification adjustment for gain (loss) included in net income	93	—
Net unrealized gain (loss) on investment securities	(37)	(26)
Foreign currency translation gain (loss)	206	(287)
Total other comprehensive income (loss)	169	(313)
Comprehensive income	42,724	40,005
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	23,058	23,928
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$19,666	$16,077

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2017	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714
Net income	—	—	—	—	19,795	—	22,760	42,555
Other comprehensive income - foreign currency translation	—	—	—	—	—	126	80	206
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	(17)	(19)	(36)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—		—	(1,274)	—	(237)	1,510	(1)
Amortization of equity-based compensation	—		—	11,024	—	—	7,806	18,830
Deferred tax assets, net of amounts payable under tax receivable agreements	—		—	19,987	—	—	—	19,987
Issuance of Class A common stock, net of issuance costs	56		—	162,024	—	—	—	162,080
Issuance of restricted stock awards	13		—	(13)	—	—	—	—
Employee net share settlement	—		—	(530)	—	—	(400)	(930)
Exchange of subsidiary equity	2	(2)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)
Distributions	—		—	—	—	—	(16,530)	(16,530)
Dividends	—		—	(21,036)	(19,594)	—	(42)	(40,672)
Balance at March 31, 2017	$492	$128	$136	$126,965	$13,596	$(1,776)	$1,168	$140,709

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total equity
Balance at January 1, 2016	$394	$183	$157	$116,448	$13,238	$(375)	$(13,494)	$116,551
Net income	—	—	—	—	16,261	—	24,057	40,318
Other comprehensive income - foreign currency translation	—	—	—	—	—	(149)	(138)	(287)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	—	(25)	(25)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(286)	—	(35)	320	(1)
Amortization of equity-based compensation	—	—	—	10,837	(409)	—	8,489	18,917
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,402	—	—	—	4,402
Issuance of Class A common stock, net of issuance costs	—	—	—	(11)	—	—	—	(11)
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—
Employee net share settlement	—	—	—	(180)	—	—	(154)	(334)
Exchange of subsidiary equity	8	(7)	(1)	—	—	—	—	—
Distributions	—	—	—	—	—	—	(19,329)	(19,329)
Dividends	—	—	—	(21,170)	(18,384)	—	(36)	(39,590)
Balance at March 31, 2016	$413	$176	$156	$110,029	$10,706	$(559)	$(310)	$120,611

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income before noncontrolling interests	$42,555	$40,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,257	1,177
Deferred income taxes	9,657	8,118
Capital gains on the sale of investment securities	(93)	—
Loss on disposal of property and equipment	14	22
Amortization of debt issuance costs	112	112
Share-based compensation	18,830	18,917
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(3,661)	3,666
Prepaid expenses and other assets	1,589	(1,167)
Accounts payable and accrued expenses	47,763	41,147
Class B liability awards	(506)	(574)
Deferred lease obligations	1,479	(49)
Net cash provided by operating activities	118,996	111,687
Cash flows from investing activities
Acquisition of property and equipment	(353)	(646)
Leasehold improvements	(1,138)	(65)
Proceeds from sale of investment securities	6,382	—
Purchase of investment securities	(250)	—
Net cash provided by (used in) investing activities	4,641	(711)
Cash flows from financing activities
Partnership distributions	(16,530)	(19,329)
Dividends paid	(40,672)	(39,590)
Net proceeds from issuance of common stock	162,494	—
Payment of costs directly associated with the issuance of Class A common stock	(100)	—
Purchase of equity and subsidiary equity	(162,494)	—
Taxes paid related to employee net share settlement	(930)	(334)
Net cash used in financing activities	(58,232)	(59,253)
Net increase (decrease) in cash and cash equivalents	65,405	51,723
Cash and cash equivalents
Beginning of period	156,777	166,193
End of period	$222,182	$217,916

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$119,175	$16,592
Establishment of amounts payable under tax receivable agreements	99,189	12,190

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
Artisan’s autonomous investment teams manage a broad range of U.S., non-U.S. and global investment strategies that are diversified by asset class, market cap and investment style. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates. Artisan offers its investment management services primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have long-term investment horizons.
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2017, APAM held approximately 65% of the equity ownership interest in Holdings.
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
2017 Follow-On Offering
On February 28, 2017, APAM completed a registered offering of 5,626,517 shares of Class A common stock (the “2017 Follow-On Offering”) and utilized all of the proceeds to purchase an aggregate of 5,626,517 common units of Artisan Partners Holdings at a price per unit of $28.88. The offering and subsequent purchase of units had the following impact on the consolidated financial statements:

•
APAM received 5,626,517 GP units of Holdings, which increased APAM’s ownership interest in Holdings. See Note 6, “Noncontrolling interest - Holdings” for the financial statement impact of changes in ownership.

•
APAM’s purchase of common units of Holdings with the proceeds resulted in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 9, “Income Taxes and Related Payments”.

Holdings Unit Exchanges
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock each quarter (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the three months ended March 31, 2017:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 6, 2017	206,770	—	206,770	—
The corresponding shares of APAM Class B common stock were immediately canceled upon exchange. The Holdings Common Unit Exchanges increased APAM’s equity ownership interest in Holdings and resulted in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 9, “Income Taxes and Related Payments”.

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
Artisan serves as the investment adviser for Artisan Funds and Artisan Global Funds. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain all voting rights, including the right to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model.
From time to time, the Company makes investments in Artisan Funds and Artisan Global Funds, which are made on the same terms as are available to other investors. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying individual securities are accounted for as trading securities. Investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of March 31, 2017, APAM does not have a controlling financial interest in any sponsored investment portfolio or series of Artisan Funds or Artisan Global Funds and therefore does not consolidate these entities.
Recent accounting pronouncements
Accounting standards not yet adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The guidance also changes the accounting for certain costs to obtain or fulfill a contract. The new guidance will be effective on January 1, 2018, and allows for either a full retrospective or modified retrospective transition method. The Company is currently evaluating its transition method and the potential impact on the timing of performance fee revenue recognition and the potential capitalization of certain cash incentive compensation; however, based on current evaluations, the Company does not expect the adoption to have a material impact on its consolidated financial statements.
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

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new guidance will be effective on January 1, 2019 and will require a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The standard is expected to result in a significant increase in total assets and liabilities, but will not have a significant impact on the consolidated statement of operations.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
Mutual funds	$156	$57	$—	$213
December 31, 2016
Mutual funds	$6,194	$103	$—	$6,297
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of March 31, 2017 and December 31, 2016, none of the Company’s investment securities were in an unrealized loss position. No impairment losses were recorded on these available-for-sale securities.
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2017 and December 31, 2016:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2017
Assets
Cash equivalents	$99,227	$99,227	$—	$—
Mutual funds	213	213	—	—

December 31, 2016
Assets
Cash equivalents	$64,170	$64,170	$—	$—
Mutual funds	6,297	6,297	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, marketable open-end mutual funds and UCITS funds. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of March 31, 2017 and December 31, 2016.

Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2017 and 2016.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2017 and December 31, 2016:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	$—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $202.6 million as of March 31, 2017. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.8 million for the three months ended March 31, 2017 and 2016.
As of March 31, 2017, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2017	$60,000
2018	—
2019	50,000
2020	—
2021	—
Thereafter	90,000
Total	$200,000
Note 6. Noncontrolling interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2017, APAM held approximately 65% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2017, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2016	42,149,436	32,205,433	74,354,869	57%
2017 Follow-On Offering	5,626,517	(5,626,517)	—	7%
Holdings Common Unit Exchanges (1)	206,770	(206,770)	—	—%
Issuance of APAM Restricted Shares	1,267,250	—	1,267,250	1%
Restricted Share Award Net Share Settlement (1)	(31,014)	—	(31,014)	—%
Balance at March 31, 2017	49,218,959	26,372,146	75,591,105	65%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Three Months Ended March 31,
	2017	2016
Additional paid-in capital	$(1,274)	$(286)
Noncontrolling interest - Artisan Partners Holdings	1,510	320
Accumulated other comprehensive income (loss)	(236)	(34)
Net impact to financial condition	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $2.5 million for the three months ended March 31, 2017 and $2.3 million for the three months ended March 31, 2016.
Note 7. Stockholders’ Equity
APAM - Stockholders’ Equity
As of March 31, 2017 and December 31, 2016, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	March 31, 2017	December 31, 2016	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	49,218,959	42,149,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	12,830,762	15,142,049	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	13,541,384	17,063,384	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2017, Artisan’s employees held 4,377,157 restricted shares of Class A common stock subject to the agreement and all 12,830,762 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2017 and 2016:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2017	2016
Quarterly	Class A Common	$0.60	$0.60
Special Annual	Class A Common	$0.36	$0.40

The following table summarizes APAM’s stock transactions for the three months ended March 31, 2017:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2016	74,354,869	42,149,436	15,142,049	17,063,384
2017 Follow-On Offering	—	5,626,517	(2,104,517)	(3,522,000)
Holdings Common Unit Exchanges	—	206,770	(206,770)	—
Restricted Share Award Grants	1,267,250	1,267,250	—	—
Restricted Share Award Net Share Settlement	(31,014)	(31,014)	—	—
Balance at March 31, 2017	75,591,105	49,218,959	12,830,762	13,541,384
(1) There were 218,089 and 178,401 restricted stock units outstanding at March 31, 2017 and December 31, 2016, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2017 and 2016, were as follows:

	For the Three Months Ended March 31,
	2017	2016
Holdings Partnership Distributions to Limited Partners	$16,530	$19,329
Holdings Partnership Distributions to APAM	21,633	22,433
Total Holdings Partnership Distributions	$38,163	$41,762
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 8. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2017	2016
Salaries, incentive compensation and benefits (1)	$81,482	$77,096
Restricted share-based award compensation expense	11,767	10,384
Total salaries, incentive compensation and benefits	93,249	87,480
Pre-offering related compensation - share-based awards	6,339	7,819
Total compensation and benefits	$99,588	$95,299
(1) Excluding restricted share-based award compensation expense

Incentive compensation
Cash incentive compensation paid to members of Artisan’s investment teams and members of its distribution teams is generally based on formulas that are tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and has historically been paid in the fourth quarter of the year. The cash incentive compensation earned by executive officers for the year ended December 31, 2016, was paid in the three months ended March 31, 2017.
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

Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 7,995,090 shares of Class A common stock were reserved and available for issuance under the Plan as of March 31, 2017.
During the three months ended March 31, 2017, Artisan granted 1,267,250 restricted stock awards and 1,250 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2017 grants is expected to be approximately $35.9 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur. No restricted share-based awards were forfeited during the three months ended March 31, 2017.
The following table summarizes the restricted share-based award activity for the three months ended March 31, 2017:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2017	$44.47	3,394,910
Granted	$28.30	1,268,500
Forfeited	—	—
Vested	$36.48	(184,378)
Unvested at March 31, 2017	$40.22	4,479,032
Compensation expense recognized related to the restricted share-based awards was $11.8 million and $10.4 million for the three months ended March 31, 2017 and 2016, respectively. The unrecognized compensation expense for the unvested awards as of March 31, 2017 was $135.2 million with a weighted average recognition period of 3.4 years remaining. The initial requisite service period and remaining weighted average recognition period for all types of restricted share-based awards are substantially equivalent.
During the three months ended March 31, 2017, the Company withheld a total of 31,014 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.9 million in employee tax withholding obligations related to these settlements during the three months ended March 31, 2017. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
The vested Class B liability awards of a terminated employee were historically redeemed in cash in annual installments, generally over the five years following termination of employment. The remaining $0.5 million of redemption payments for Class B awards of partners whose services to Holdings terminated prior to the IPO was paid during the three months ended March 31, 2017.

As a part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment was considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. Compensation expense is recorded for unvested Class B awards on a straight-line basis over the remaining vesting period.
The following table summarizes the activity related to unvested Class B awards for the three months ended March 31, 2017:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2017	$30.00	845,220
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested Class B awards at March 31, 2017	$30.00	845,220
Compensation expense recognized related to the unvested Class B awards was $6.3 million and $7.8 million for the three months ended March 31, 2017 and 2016, respectively. The unrecognized compensation expense for the unvested Class B awards as of March 31, 2017 was $6.3 million with a weighted average recognition period of 0.3 years remaining.
Note 9. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2017, approximately 39% of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards. These favorable items are partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2017	2016
Current:
Federal	$2,623	$2,670
State and local	361	544
Foreign	108	185
Total	3,092	3,399
Deferred:
Federal	9,135	7,679
State and local	522	439
Total	9,657	8,118
Income tax expense	$12,749	$11,517
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
Payments under the TRAs, if any, will be made pro rata among all TRA counterparties entitled to payments on an annual basis to the extent APAM has sufficient taxable income to utilize the increased depreciation and amortization charges and imputed interest deductions. Artisan expects to make one or more payments under the TRAs, to the extent they are required, prior to or within 125 days after APAM’s U.S. federal income tax return is filed for each fiscal year. Interest on the TRA payments will accrue at a rate equal to one-year LIBOR plus 100 basis points two days prior to the due date (without extension) of such tax return until such payments are made.
Amounts payable under tax receivable agreements are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Consolidated Statements of Operations.
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2017 is summarized as follows:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
December 31, 2016	$586,246	$653,942
2017 Follow-On Offering	96,406	113,419
2017 Holdings Common Unit Exchanges	2,783	3,274
Amortization	—	(10,210)
March 31, 2017	$685,435	$760,425
Net deferred tax assets comprise the following:

	As of March 31, 2017	As of December 31, 2016
Deferred tax assets:
Amortizable basis (1)	$760,425	$653,942
Other (2)	27,618	24,576
Total deferred tax assets	788,043	678,518
Less: valuation allowance (3)	—	—
Net deferred tax assets	$788,043	$678,518
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of March 31, 2017 and December 31, 2016.

In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2017, U.S. federal income tax returns for the years 2013 through 2015 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2012 to 2015. Foreign tax returns are generally subject to examination from 2012 to 2015.
Note 10. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of March 31, 2017	As of December 31, 2016
Unrealized gain on investments, net of tax	$24	$37
Foreign currency translation gain (loss)	(1,800)	(1,685)
Accumulated Other Comprehensive Income (Loss)	$(1,776)	$(1,648)
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
The computation of basic and diluted earnings per share under the two-class method for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2017	2016
Numerator:
Net income attributable to APAM	$19,795	$16,261
Less: Allocation to participating securities	4,426	3,162
Net income available to common stockholders	$15,369	$13,099
Denominator:
Weighted average shares outstanding	41,019,598	36,970,950
Earnings per share	$0.37	$0.35
Allocation to participating securities in the table above generally represents dividends paid to holders of unvested restricted share-based awards and reduces net income available to common stockholders.

There were no dilutive securities outstanding during the three months ended March 31, 2017 and 2016. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested restricted share-based awards are anti-dilutive because they are considered participating securities.

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2017	2016
Holdings limited partnership units	30,218,943	33,740,947
Unvested restricted share-based awards	3,912,879	3,371,803
Total	34,131,822	37,112,750
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

	For the Three Months Ended March 31,
	2017	2016
Investment management fees:
Artisan Funds	$110,574	$111,175
Fee waiver / expense reimbursement:
Artisan Funds	$197	$133

Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.75%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $2.0 million and $1.8 million due from Artisan Global Funds as of March 31, 2017 and December 31, 2016, respectively. Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
	2017	2016
Investment management fees:
Artisan Global Funds	$6,810	$3,625
Fee waiver / expense reimbursement:
Artisan Global Funds	$17	$88
Note 14. Subsequent Events
Distributions and dividends
On April 26, 2017, APAM, acting as the general partner of Artisan Partners Holdings, declared a distribution by Artisan Partners Holdings of $37.7 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board of directors of APAM declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on May 31, 2017, to shareholders of record as of May 17, 2017.

On April 17, 2017, the Company made a payment of $22.8 million under the tax receivable agreements representing a portion of the Company’s estimated total 2017 payments.

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
Our autonomous investment teams manage a broad range of U.S., non-U.S., and global investment strategies that are diversified by asset class, market cap and investment style. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates. In the fourth quarter of 2016, Chris Smith joined the Company as the founding portfolio manager of our eighth autonomous investment team, the Artisan Thematic team. The Thematic Team launched its first investment strategy in April 2017, the Artisan Thematic strategy. We expect to launch additional strategies over time through various investment vehicles, including private funds.
During the March quarter, our AUM increased to $103.8 billion at March 31, 2017, an increase of $6.9 billion, or 7.1%, compared to $96.8 billion at December 31, 2016, as a result of $7.2 billion in market appreciation, partially offset by $272 million of net client cash outflows. Compared to March 31, 2016, AUM increased $6.7 billion, or 6.9%, due to $10.5 billion in market appreciation, partially offset by $3.8 billion of net client cash outflows. Average AUM for the March quarter of 2017 was $101.1 billion, an increase of 3.9% compared to average AUM for the December quarter of 2016 of $97.4 billion and an 8.9% increase from the average of $92.9 billion for the March quarter of 2016.
Revenues were $184.1 million for the three months ended March 31, 2017, a 6% increase from revenues of $174.5 million for the three months ended March 31, 2016. Operating margin was 31.5% for the three months ended March 31, 2017 compared to 31.4% for the three months ended March 31, 2016. Adjusted operating margin was 35.0% for the three months ended March 31, 2017 compared to 35.8% for the three months ended March 31, 2016.
Highlights for the three months ended March 31, 2017 included:

•
At quarter-end, gross of fees, the since inception average annual returns of all 13 of our investment strategies were greater than the average annual returns of their respective benchmark indexes. The since inception average annual returns, net of management fees, of 10 of our strategies were greater than the average annual returns of their respective benchmark indexes.

•
On its third anniversary, the Artisan High Income Fund received a 5-star overall rating from Morningstar and was ranked in the 1st percentile of its Morningstar category peer group. Gross of fees, the average annual return of the High Income strategy has beat its benchmark by over 300 basis points over the trailing 3-year period.

•
During the first quarter, five of our seven investment teams experienced positive net flows. Firm-wide net outflows of $272 million during the quarter were primarily driven by net outflows from the Non-U.S. Growth, Non-U.S. Value and U.S. Mid-Cap Growth strategies, each of which are closed to most new clients and investors. Our High Income and Developing World strategies raised $216 million and $186 million in net client cash inflows, respectively.

•
We continued our culture of employee ownership through a grant of 1,268,500 restricted share-based awards to our employees in the quarter. A substantial majority of the awards were granted to investment professionals.

•	We declared and distributed dividends of $0.96 per share of Class A common stock during the March quarter of 2017.

•	We successfully completed the 2017 Follow-On Offering, continuing the evolution of our capital structure.

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
Our employees and other limited partners of Holdings held approximately 35% of the equity interests in Holdings as of March 31, 2017. As a result, our post-IPO results reflect that significant noncontrolling interest.
2017 Follow-On Offering and Holdings Unit Exchanges
On February 28, 2017, APAM completed an offering of 5,626,517 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 5,626,517 common units from certain limited partners of Holdings. In connection with the offering, APAM received 5,626,517 GP units of Holdings.

During the three months ended March 31, 2017, certain limited partners of Holdings exchanged 206,770 common units (along with a corresponding number of shares of Class B common stock of APAM) for 206,770 shares of Class A common stock. In connection with the exchanges, APAM received 206,770 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 57% at December 31, 2016 to 65% at March 31, 2017, as a result of these transactions and other equity transactions during the period.
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2017 is summarized as follows:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
	(unaudited; in millions)
December 31, 2016	$586.2	$653.9
2017 Follow-On Offering and Exchanges	99.2	116.7
Amortization	—	(10.2)
March 31, 2017	$685.4	$760.4
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. During the three months ended March 31, 2017, market appreciation increased our AUM by 7.4%. The following table presents the total returns of relevant market indices for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
S&P 500 total returns	6.1%	1.3%
MSCI All Country World total returns	6.9%	0.2%
MSCI EAFE total returns	7.3%	(3.0)%
Russell Midcap® total returns	5.2%	2.2%

Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2017		2016
	(unaudited; dollars in millions)
Assets under management at period end	$103,762		$97,032
Average assets under management (1)	$101,132		$92,896
Net client cash flows	$(272)		$(1,339)
Total revenues	$184.1		$174.5
Weighted average fee (2)	74	bps	76	bps
Operating margin	31.5%		31.4%
Adjusted operating margin (3)	35.0%		35.8%

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

The weighted average fee represents annualized investment management fees as a percentage of average assets under management for the applicable period. We have historically been disciplined about maintaining our rates of fees. Over time, industry-wide fee pressure could cause us to reduce our fees. The decrease in the weighted average fee rate is primarily a result of the shift in the mix of our AUM between our investment strategies and vehicles, primarily the reduction in the proportion of our total assets managed through Artisan Funds.
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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total AUM:

	For the Three Months Ended March 31,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Beginning assets under management	$96,845	$99,848	$(3,003)	(3.0)%
Gross client cash inflows	5,160	4,653	507	10.9%
Gross client cash outflows	(5,432)	(5,992)	560	9.3%
Net client cash flows	(272)	(1,339)	1,067	79.7%
Market appreciation (depreciation) (1)	7,189	(1,461)	8,650	592.1%
Net transfers (2)	—	(16)	16	100.0%
Ending assets under management	$103,762	$97,032	$6,730	6.9%
Average assets under management	$101,132	$92,896	$8,236	8.9%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Across the firm, we experienced total net outflows of $272 million during the three months ended March 31, 2017. Our Global Equity team’s Non-U.S. Growth strategy had net outflows of $420 million for the three months ended March 31, 2017. We expect the Non-U.S. Growth strategy, which is closed to most new investors, will continue to experience net outflows due to its relative underperformance in 2016.
The strategies managed by our Growth team had total net outflows of $320 million, primarily as a result of $621 million of net outflows from the U.S. Mid-Cap Growth strategy partially offset by $399 million of net inflows into the Global Opportunities strategy. We expect to continue to experience net inflows in the Global Opportunities strategy, for which there is strong global demand, and net outflows in the U.S. Mid-Cap Growth strategy, in particular from defined contribution plan clients.
During the three months ended March 31, 2017, our High Income strategy, which we launched in March 2014, generated net inflows of $216 million and our Developing World strategy, which launched at the end of June 2015, generated $186 million in net inflows. Our Global Value strategy generated $489 million of net inflows during the three months ended March 31, 2017.
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
In particular, we believe that we currently have realizable capacity in our Global Opportunities, Global Equity, and High Income strategies, where we believe we are well-positioned to take advantage of client and investor demand. In March 2017, our High Income strategy completed its third year of operations with a strong three-year track record and solid client interest. We believe the High Income strategy has realizable capacity and is positioned well for continued organic growth. Additionally, our Developing World strategy continues to perform well and experience positive inflows, despite having a short-term track record.

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
As of the date of this filing, our Non-U.S. Growth, Non-U.S. Small-Cap Growth, Non-U.S. Value, U.S. Mid-Cap Growth and U.S. Small-Cap Growth strategies are closed to most new investors and client relationships. Our Global Value and Global Opportunities strategies are open across pooled vehicles, but closed to most new separate account clients. We may selectively accept additional separate account clients in those strategies, but we are managing asset flows into those strategies with a bias towards assets from pooled vehicles.
When we close or otherwise restrict the growth of a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities. We may also permit new investments by other eligible investors in our discretion. As a result, during a given period we may have net client cash inflows in a closed strategy. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows.
During the first quarter of 2017, we liquidated the Global Small-Cap Growth strategy and Artisan Global Small Cap Fund. Net outflows from the Global Small-Cap Growth strategy between December 31, 2016 and January 20, 2017, were approximately $20 million.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 12% of our assets under management at March 31, 2017, are maintained in separate composites the results of which are not included below.

The table below sets forth the total AUM for each of our investment teams and strategies as of March 31, 2017, the inception date for each investment composite, and the average annual total returns for each composite and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2017.

								Average Annual Value-Added(1) Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team(2)
Non-U.S. Growth Strategy	1/1/1996	$25,173	3.48%	(0.34)%	6.27%	3.33%	9.93%	538
MSCI EAFE Index			11.67%	0.50%	5.83%	1.05%	4.55%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$880	(0.24)%	(2.69)%	7.53%	4.99%	12.80%	289
MSCI EAFE Small Cap Index			10.99%	3.60%	9.19%	3.03%	9.91%
Global Equity Strategy	4/1/2010	$1,219	12.86%	4.60%	11.23%	N/A	11.18%	337
MSCI All Country World Index			15.04%	5.07%	8.37%	N/A	7.80%
U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$6,810	19.91%	5.43%	11.05%	8.85%	13.50%	417
Russell Midcap® Index			17.03%	8.47%	13.08%	7.93%	9.33%
Russell Midcap® Value Index			19.82%	8.93%	14.06%	7.47%	10.11%
Value Equity Strategy	7/1/2005	$2,117	24.40%	8.38%	11.29%	7.01%	8.49%	11
Russell 1000® Index			17.43%	9.98%	13.25%	7.57%	8.38%
Russell 1000® Value Index			19.22%	8.66%	13.12%	5.93%	7.41%
Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$13,543	14.61%	5.30%	10.75%	10.51%	14.98%	469
Russell Midcap® Index			17.03%	8.47%	13.08%	7.93%	10.29%
Russell Midcap® Growth Index			14.07%	7.88%	11.95%	8.13%	8.78%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,164	24.96%	6.14%	11.99%	9.01%	10.16%	81
Russell 2000® Index			26.22%	7.21%	12.35%	7.11%	9.35%
Russell 2000® Growth Index			23.03%	6.71%	12.10%	8.05%	7.53%
Global Opportunities Strategy	2/1/2007	$12,030	17.30%	9.66%	12.49%	9.87%	9.88%	580
MSCI All Country World Index			15.04%	5.07%	8.37%	4.00%	4.08%
Global Value Team
Non-U.S. Value Strategy	7/1/2002	$18,581	12.96%	4.34%	10.89%	7.10%	12.51%	652
MSCI EAFE Index			11.67%	0.50%	5.83%	1.05%	5.99%
Global Value Strategy	7/1/2007	$17,545	16.30%	6.57%	12.60%	N/A	8.47%	511
MSCI All Country World Index			15.04%	5.07%	8.37%	N/A	3.36%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$258	22.88%	4.66%	2.34%	2.60%	5.10%	34
MSCI Emerging Markets Index			17.21%	1.17%	0.80%	2.72%	4.76%
Credit Team
High Income Strategy(3)	4/1/2014	$2,145	17.90%	7.73%	N/A	N/A	7.73%	311
BofA Merrill Lynch High Yield Master II Index			16.88%	4.62%	N/A	N/A	4.62%
Developing World Team
Developing World Strategy	7/1/2015	$1,297	20.44%	N/A	N/A	N/A	6.61%	524
MSCI Emerging Markets Index			17.21%	N/A	N/A	N/A	1.37%
Total Assets Under Management		$103,762
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized.
(2) Effective January 20, 2017, Artisan Partners ceased to manage assets in the Global Small-Cap Growth Strategy.
(3) The Artisan High Income strategy may hold loans and other security types, including securities with lower credit ratings, that may not be included in the BofA Merrill Lynch High Yield Master II Index. At times, this causes material differences in relative performance.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Total
March 31, 2017	(unaudited; in millions)
Beginning assets under management	$25,510	$8,588	$25,714	$33,940	$228	$1,878	$987	$96,845
Gross client cash inflows	1,170	739	1,153	1,475	4	399	220	5,160
Gross client cash outflows	(1,660)	(657)	(1,473)	(1,423)	(2)	(183)	(34)	(5,432)
Net client cash flows	(490)	82	(320)	52	2	216	186	(272)
Market appreciation (depreciation)	2,252	257	2,343	2,134	28	51	124	7,189
Net transfers(1)	—	—	—	—	—	—	—	—
Ending assets under management	$27,272	$8,927	$27,737	$36,126	$258	$2,145	$1,297	$103,762
Average assets under management	$26,669	$8,784	$27,140	$35,107	$247	$2,030	$1,155	$101,132
March 31, 2016
Beginning assets under management	$32,434	$10,369	$24,929	$30,182	$571	$989	374	$99,848
Gross client cash inflows	1,228	353	1,229	1,210	1	447	185	4,653
Gross client cash outflows	(1,887)	(1,515)	(1,254)	(879)	(329)	(113)	(15)	(5,992)
Net client cash flows	(659)	(1,162)	(25)	331	(328)	334	170	(1,339)
Market appreciation (depreciation)	(1,353)	569	(1,027)	273	28	20	29	(1,461)
Net transfers(1)	—	—	—	(16)	—	—	—	(16)
Ending assets under management	$30,422	$9,776	$23,877	$30,770	$271	$1,343	573	$97,032
Average assets under management	$29,877	$9,497	$22,577	$28,919	$499	$1,123	405	$92,896
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
The table below sets forth our AUM by distribution channel:

	As of March 31, 2017(1)		As of March 31, 2016(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$68,716	66.2%	$62,709	64.6%
Intermediary	30,158	29.1%	29,497	30.4%
Retail	4,888	4.7%	4,826	5.0%
Ending Assets Under Management	$103,762	100.0%	$97,032	100%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes AUM sourced from defined contribution plan clients, which make up approximately 15% of our total AUM as of March 31, 2017.

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
March 31, 2017	(unaudited; in millions)
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	3,825	1,335	5,160
Gross client cash outflows	(4,146)	(1,286)	(5,432)
Net client cash flows	(321)	49	(272)
Market appreciation (depreciation)	3,555	3,634	7,189
Net transfers (1)	(46)	46	—
Ending assets under management	$52,555	$51,207	$103,762
Average assets under management	$51,678	$49,454	$101,132
March 31, 2016
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	3,667	986	4,653
Gross client cash outflows	(4,221)	(1,771)	(5,992)
Net client cash flows	(554)	(785)	(1,339)
Market appreciation (depreciation)	(908)	(553)	(1,461)
Net transfers (1)	49	(65)	(16)
Ending assets under management	$52,113	$44,919	$97,032
Average assets under management	$49,900	$42,996	$92,896
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended March 31, 2017, Compared to Three months ended March 31, 2016

	For the Three Months Ended March 31,		For the Period-to-Period
	2017	2016	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$184.1	$174.5	$9.6	6%
Operating Expenses
Total compensation and benefits	99.6	95.3	4.3	5%
Other operating expenses	26.5	24.4	2.1	9%
Total operating expenses	126.1	119.7	6.4	5%
Total operating income	58.0	54.8	3.2	6%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	0.2	—	0.2	100%
Total non-operating income (loss)	(2.7)	(2.9)	0.2	7%
Income before income taxes	55.3	51.9	3.4	7%
Provision for income taxes	12.7	11.5	1.2	10%
Net income before noncontrolling interests	42.6	40.4	2.2	5%
Less: Noncontrolling interests - Artisan Partners Holdings	22.8	24.1	(1.3)	(5)%
Net income attributable to Artisan Partners Asset Management Inc.	$19.8	$16.3	$3.5	21%
Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.37	$0.35
Weighted average basic and diluted shares of Class A common stock outstanding	41,019,598	36,970,950
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
The increase in revenues of $9.6 million, or 6%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was driven primarily by a $8.2 billion, or 9%, increase in our average AUM. The increase was partially offset by the decline in our weighted average investment management fee from 76 basis points for the three months ended March 31, 2016 to 74 basis points for the three months ended March 31, 2017. The decrease in the weighted average fee rate is primarily the result of a shift in the mix of our AUM between our investment strategies and vehicles, primarily a reduction in the proportion of our total assets managed through Artisan Funds.
The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2017	2016	2017	2016
	(unaudited; dollars in millions)
Investment management fees	$66.7	$59.8	$117.4	$114.7
Weighted average fee	55 basis points	56 basis points	92 basis points	93 basis points
Percentage of ending AUM	49%	46%	51%	54%

Operating Expenses
The increase in total operating expenses of $6.4 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was a result of higher incentive compensation expense due to increased revenues; increases in technology and general and administrative expenses; and increased post-IPO equity compensation expense. These increases were partially offset by a decrease in pre-offering related equity compensation expense.
Certain operating expenses are seasonal expenses, such as employer funded retirement and health care contributions, payroll taxes, and non-employee director compensation. These expenses increased $3.3 million in the three months ended March 31, 2017, compared to three months ended December 31, 2016. We expect those expenses to decrease by $2.5 million in the three months ended June 30, 2017, compared to the three months ended March 31, 2017.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$81.5	$77.1	$4.4	6%
Restricted share-based award compensation expense	11.8	10.4	1.4	13%
Total salaries, incentive compensation and benefits	93.3	87.5	5.8	7%
Pre-offering related compensation - share-based awards	6.3	7.8	(1.5)	(19)%
Total compensation and benefits	$99.6	$95.3	$4.3	5%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $2.4 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue and average AUM. The remaining increase is primarily due to the formation of our eighth investment team.
Restricted share-based award compensation expense increased $1.4 million primarily as a result of our January 2017 grant of 1,267,250 restricted stock awards and 1,250 restricted stock units of Class A common stock to certain of our employees. Total compensation expense associated with the 2017 grants is expected to be approximately $35.9 million.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $1.5 million as certain awards became fully vested during 2016 and 2017. The Class B awards will be fully vested on July 1, 2017.
Total salaries, incentive compensation and benefits was 51% and 50% of our revenues for the three months ended March 31, 2017, and 2016, respectively.
Other operating expenses
Other operating expenses increased $2.1 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a $1.2 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives. We expect to continue to invest in technology to support our investment teams, distribution efforts, and scalable operations.
General and administrative expenses, which can fluctuate from period to period, increased primarily due to a $0.7 million increase in professional fees and a $0.5 million increase in travel expenses.
The increases were partially offset by a $0.7 million decrease in distribution and marketing expenses as a result of a decrease in our AUM sourced from third-party intermediaries and a higher proportion of AUM in the Advisor and Institutional share classes for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor and Institutional share classes is less than the amount paid with respect to Investor share classes.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2017 and 2016, was 23.1% and 22.2%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 39% and 47% of Holdings’ earnings were not subject to corporate-level taxes for the three months ended March 31, 2017 and 2016, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. The effective tax rate in both periods was also lower due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards. These favorable impacts were partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate will no longer exist after the awards fully vest on July 1, 2017.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, as a result of the 2017 Follow-On Offering, Holdings unit exchanges, and equity award grants. See Note 11, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation and (2) net gain (loss) on the tax receivable agreements (if any). These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation and (2) net gain (loss) on the tax receivable agreements (if any). Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 37.0% for the periods presented.

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

•
Adjusted EBITDA represents adjusted net income before taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income attributable to non-controlling interests, pre-offering related compensation and net gain (loss) on the tax receivable agreements (if any).

Pre-offering related compensation includes the amortization of unvested Class B common units of Artisan Partners Holdings that were granted before and were unvested at our IPO, which closed on March 12, 2013.

Net gain (loss) on the tax receivable agreements represents the income (expense) associated with the change in valuation of amounts payable under the tax receivable agreements entered into in connection with APAM’s initial public offering and related reorganization.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2017	2016
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$19.8	$16.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	22.8	24.1
Add back: Provision for income taxes	12.7	11.5
Add back: Pre-offering related compensation - share-based awards	6.3	7.8
Add back: Net (gain) loss on the tax receivable agreements	—	—
Less: Adjusted provision for income taxes	22.8	22.1
Adjusted net income (Non-GAAP)	$38.8	$37.6

Average shares outstanding
Class A common shares	41.0	37.0
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	3.9	3.4
Artisan Partners Holdings units outstanding (noncontrolling interest)	30.3	33.7
Adjusted shares	75.2	74.1

Basic and diluted earnings per share (GAAP)	$0.37	$0.35
Adjusted net income per adjusted share (Non-GAAP)	$0.52	$0.51

Operating income (GAAP)	$58.0	$54.8
Add back: Pre-offering related compensation - share-based awards	6.3	7.8
Adjusted operating income (Non-GAAP)	$64.3	$62.6

Operating margin (GAAP)	31.5%	31.4%
Adjusted operating margin (Non-GAAP)	35.0%	35.8%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$19.8	$16.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	22.8	24.1
Add back: Pre-offering related compensation - share-based awards	6.3	7.8
Add back: Net (gain) loss on the tax receivable agreements	—	—
Add back: Interest expense	2.9	2.9
Add back: Provision for income taxes	12.7	11.5
Add back: Depreciation and amortization	1.3	1.2
Adjusted EBITDA (Non-GAAP)	$65.8	$63.8

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The following table shows our liquidity position as of March 31, 2017, and December 31, 2016.

	March 31, 2017	December 31, 2016
	(unaudited; in millions)
Cash and cash equivalents	$222.2	$156.8
Accounts receivable	$63.4	$59.7
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2017, none of our receivables were considered uncollectable.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. The notes are comprised of three series, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The $100.0 million revolving credit facility was unused as of and for the three months ended March 31, 2017.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2017.
$60 million of the unsecured notes and the $100 million revolving credit facility will mature in August 2017. Subject to lender negotiations and market conditions, we currently intend to extend the $100 million revolving credit facility and refinance the $60 million notes upon maturity. In the event the notes are not refinanced, we intend to use existing excess cash to pay the principal upon maturity.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2017 and 2016, were as follows:

	For the Three Months Ended March 31,
	2017	2016
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$16.5	$19.3
Holdings Partnership Distributions to APAM	$21.7	$22.4
Total Holdings Partnership Distributions	$38.2	$41.7
On April 26, 2017, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $37.7 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.
APAM declared and paid the following dividends per share during the three months ended March 31, 2017 and 2016:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2017	2016
Quarterly	Class A Common	$0.60	$0.60
Special Annual	Class A Common	$0.36	$0.40
On April 26, 2017, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on May 31, 2017 to shareholders of record as of May 17, 2017.

Subject to board approval each quarter, we currently expect to pay a quarterly dividend of $0.60 per share of Class A common stock during 2017. After the end of the year, our board expects to consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $685.4 million liability as of March 31, 2017. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the tax receivable agreement. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the tax receivable agreement as a result of change in tax rates would be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We expect to make total payments of approximately $30 million in 2017 related to the TRAs, $22.8 million of which we paid on April 17, 2017.
Cash Flows

	For the Three Months Ended March 31,
	2017	2016
	(unaudited; in millions)
Cash as of January 1	$156.8	$166.2
Net cash provided by operating activities	119.0	111.7
Net cash provided by (used in) investing activities	4.6	(0.7)
Net cash used in financing activities	(58.2)	(59.3)
Cash as of March 31	$222.2	$217.9
Operating activities provided net cash of $119.0 million and $111.7 million for the three months ended March 31, 2017 and 2016, respectively. The $7.3 million increase in cash provided by operating activities was primarily due to increased revenues and operating income resulting from the increase in average AUM. For the three months ended March 31, 2017, compared to the three months ended March 31, 2016, our operating income, excluding share-based and pre-offering related compensation expenses, increased $3.2 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities provided net cash of $4.6 million and used net cash of $0.7 million for the three months ended March 31, 2017 and 2016, respectively. The $5.3 million increase in net cash provided by investing activities was primarily due to $6.1 million of net sales of investment securities during the three months ended March 31, 2017, partially offset by a $0.8 million increase in acquisition of property and equipment and leasehold improvements.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, and payments to purchase Holdings partnership units. Financing activities used net cash of $58.2 million and $59.3 million for the three months ended March 31, 2017 and 2016, respectively. The $1.1 million decrease in net cash used by financing activities was primarily the result of a $2.8 million decrease in distributions to limited partners, partially offset by a $1.1 million increase in dividends paid.

Certain Contractual Obligations
As of March 31, 2017, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 21, 2017, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $586.2 million at December 31, 2016, to $685.4 million at March 31, 2017. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make total payments of approximately $30 million in 2017 related to the TRAs, $22.8 million of which we paid on April 17, 2017.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2017.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2016.
New or Revised Accounting Standards
See Part I, Item 1, Unaudited Consolidated Financial Statements - Note 2, “Summary of Significant Accounting Policies.”
Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2016.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 7, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s unvested Class B common units are forfeited. Generally, the employee-partner’s vested Class B common units are exchanged for Class E common units; the employee-partner’s shares of APAM Class B common stock are canceled; and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended March 31, 2017.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2017 and 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: May 3, 2017
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)