Form 10-Q
period 2017-06-30
Artisan Partners Asset Management Inc.
filed 2017-08-02
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 28, 2017 were 49,689,978, 12,360,212 and 13,537,807, respectively.

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

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$190,258	$156,777
Accounts receivable	67,757	59,739
Investment securities	3,372	6,297
Property and equipment, net	20,106	20,018
Deferred tax assets	787,653	678,518
Prepaid expenses and other assets	15,775	14,817
Assets of consolidated investment products
Cash and cash equivalents	27,133	—
Accounts receivable and other	207	—
Investment assets, at fair value	23,153	—
Total assets	$1,135,414	$936,166

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$24,336	$20,087
Accrued incentive compensation	69,000	12,642
Borrowings	199,558	199,477
Amounts payable under tax receivable agreements	669,857	586,246
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	10,975	—
Investment liabilities, at fair value	6,855	—
Total liabilities	980,581	818,452
Commitments and contingencies

Redeemable noncontrolling interests	12,658	—

Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 49,689,978 and 42,149,436 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	497	421
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 12,426,635 and 15,142,049 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	124	151
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 13,471,384 and 17,063,384 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	135	171
Additional paid-in capital	128,770	119,221
Retained earnings	18,536	13,395
Accumulated other comprehensive income (loss)	(1,385)	(1,648)
Total Artisan Partners Asset Management Inc. stockholders’ equity	146,677	131,711
Noncontrolling interest - Artisan Partners Holdings	(4,502)	(13,997)
Total stockholders’ equity	142,175	117,714
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,135,414	$936,166
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Management fees	$195,951	$180,138	$380,025	$354,516
Performance fees	322	630	322	781
Total revenues	$196,273	$180,768	$380,347	$355,297
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	96,426	88,011	189,675	175,491
Pre-offering related compensation - share-based awards	6,339	7,136	12,678	14,955
Total compensation and benefits	102,765	95,147	202,353	190,446
Distribution, servicing and marketing	7,292	8,404	14,666	16,562
Occupancy	3,660	3,186	7,166	6,367
Communication and technology	8,601	8,480	17,024	15,697
General and administrative	7,452	6,538	14,603	12,487
Total operating expenses	129,770	121,755	255,812	241,559
Total operating income	66,503	59,013	124,535	113,738
Non-operating income (loss)
Interest expense	(2,920)	(2,934)	(5,801)	(5,839)
Net investment gain (loss) of consolidated investment products	18	—	18	—
Net investment income and other	173	31	326	46
Total non-operating income (loss)	(2,729)	(2,903)	(5,457)	(5,793)
Income before income taxes	63,774	56,110	119,078	107,945
Provision for income taxes	14,941	12,634	27,690	24,151
Net income before noncontrolling interests	48,833	43,476	91,388	83,794
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	22,197	25,092	44,957	49,149
Less: Net income attributable to noncontrolling interests - consolidated investment products	4	—	4	—
Net income attributable to Artisan Partners Asset Management Inc.	$26,632	$18,384	$46,427	$34,645

Basic and diluted earnings per share	$0.45	$0.38	$0.86	$0.74
Basic and diluted weighted average number of common shares outstanding	45,241,102	38,023,586	43,142,011	37,497,268
Dividends declared per Class A common share	$0.60	$0.60	$1.56	$1.60

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income before noncontrolling interests	$48,833	$43,476	$91,388	$83,794
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $39, $49, $31, and $50, respectively	120	163	176	137
Less: reclassification adjustment for gain (loss) included in net income	—	(18)	93	(18)
Net unrealized gain (loss) on investment securities	120	181	83	155
Foreign currency translation gain (loss)	523	(922)	729	(1,209)
Total other comprehensive income (loss)	643	(741)	812	(1,054)
Comprehensive income	49,476	42,735	92,200	82,740
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	22,448	24,801	45,506	48,729
Comprehensive income attributable to noncontrolling interests - consolidated investment products	4	—	4	—
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$27,024	$17,934	$46,690	$34,011

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2017	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714	$—
Net income	—	—	—	—	46,427	—	44,957	91,384	4
Other comprehensive income - foreign currency translation	—	—	—	—	—	467	262	729	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	49	36	85	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(4,966)	—	(253)	5,217	(2)	—
Amortization of equity-based compensation	—	—	—	23,385	—	—	14,255	37,640	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	21,371	—	—	—	21,371	—
Issuance of Class A common stock, net of issuance costs	56	—	—	161,991	—	—	—	162,047	—
Forfeitures	—		—	—	—	—	—	—	—
Issuance of restricted stock awards	13	—	—	(13)	—	—	—	—	—
Employee net share settlement	—	—	—	(530)	—	—	(400)	(930)	—
Exchange of subsidiary equity	7	(6)	(1)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)	—
Capital contributions	—	—	—	—	—	—	—	—	12,654
Distributions	—	—	—	—	—	—	(54,769)	(54,769)	—
Dividends	—	—	—	(29,251)	(41,286)	—	(63)	(70,600)	—
Balance at June 30, 2017	$497	$124	$135	$128,770	$18,536	$(1,385)	$(4,502)	$142,175	$12,658

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity
Balance at January 1, 2016	$394	$183	$157	$116,448	$13,238	$(375)	$(13,494)	$116,551
Net income	—	—	—	—	34,645	—	49,149	83,794
Other comprehensive income - foreign currency translation	—	—	—	—	—	(671)	(538)	(1,209)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	79	77	156
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,168)	—	(42)	2,209	(1)
Amortization of equity-based compensation	—	—	—	21,002	(409)	—	16,363	36,956
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	6,686	—	—	—	6,686
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—
Employee net share settlement	—	—	—	(180)	—	—	(154)	(334)
Exchange of subsidiary equity	15	(14)	(1)	—	—	—	—	—
Distributions	—	—	—	—	—	—	(62,424)	(62,424)
Dividends	—	—	—	(29,811)	(35,030)	—	(63)	(64,904)
Balance at June 30, 2016	$420	$169	$156	$111,944	$12,444	$(1,009)	$(8,875)	$115,249

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income before noncontrolling interests	$91,388	$83,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,549	2,417
Deferred income taxes	18,604	16,847
Capital (gains) losses on the sale of investment securities	(93)	18
Loss on disposal of property and equipment	18	34
Amortization of debt issuance costs	224	224
Share-based compensation	37,640	36,956
(Gains) losses of consolidated investment products, net	(18)	—
Purchase of investment securities by consolidated investment products	(23,194)	—
Proceeds from sale of investment securities by consolidated investment products	6,907	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(8,019)	(2,767)
Prepaid expenses and other assets	(520)	(2,099)
Accounts payable and accrued expenses	59,234	49,198
Class B liability awards	(506)	(574)
Deferred lease obligations	1,512	38
Net change in operating assets and liabilities of consolidated investment products	(16,359)	—
Net cash provided by operating activities	169,367	184,086
Cash flows from investing activities
Acquisition of property and equipment	(823)	(3,442)
Leasehold improvements	(1,468)	(429)
Proceeds from sale of investment securities	6,382	10
Purchase of investment securities	(3,250)	(14)
Net cash provided by (used in) investing activities	841	(3,875)
Cash flows from financing activities
Partnership distributions	(54,769)	(62,424)
Dividends paid	(70,600)	(64,904)
Payment under the tax receivable agreements	(22,788)	(20,953)
Net proceeds from issuance of common stock	162,494	—
Payment of costs directly associated with the issuance of Class A common stock	(294)	—
Purchase of equity and subsidiary equity	(162,494)	—
Taxes paid related to employee net share settlement	(930)	(334)
Capital contributions to consolidated investment products	12,654	—
Net cash used in financing activities	(136,727)	(148,615)
Net increase (decrease) in cash and cash equivalents	33,481	31,596
Cash and cash equivalents
Beginning of period	156,777	166,193
End of period	$190,258	$197,789

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$127,771	$30,279
Establishment of amounts payable under tax receivable agreements	106,399	23,593

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2017, APAM held approximately 66% of the equity ownership interest in Holdings.
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

•
APAM’s purchase of common units of Holdings with the proceeds resulted in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 10, “Income Taxes and Related Payments”.

Holdings Unit Exchanges
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock each quarter (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the six months ended June 30, 2017:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 6, 2017	206,770	—	206,770	—
Common units exchanged on May 5, 2017	474,127	50,000	404,127	20,000
Total Units Exchanged	680,897	50,000	610,897	20,000
The corresponding shares of APAM Class B and C common stock were immediately canceled upon exchange. The Holdings Common Unit Exchanges increased APAM’s equity ownership interest in Holdings and resulted in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 10, “Income Taxes and Related Payments”.

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
Artisan serves as the investment adviser to Artisan Funds, Artisan Global Funds and other investment products. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including rights to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model. Privately offered funds are also evaluated for consolidation under the VIE model.
From time to time, the Company makes investments in Artisan Funds and Artisan Global Funds, which are made on the same terms as are available to other investors. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying individual securities are accounted for as trading securities. Investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of June 30, 2017, Artisan does not have a controlling financial interest in any series of Artisan Funds or Artisan Global Funds and therefore does not consolidate these entities.

Artisan manages the business and affairs of investment funds relating to the firm’s privately offered investment strategy. As of June 30, 2017, Artisan was deemed to have a controlling financial interest in these funds and, as a result, the funds are included in Artisan’s Consolidated Financial Statements. Because the funds are investment companies, Artisan has retained the specialized industry accounting principles for investment companies in its Consolidated Financial Statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.

Recent accounting pronouncements
Accounting standards not yet adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The guidance also changes the accounting for certain costs to obtain or fulfill a contract. The new guidance will be effective on January 1, 2018, and allows for either a full retrospective or modified retrospective transition method. The Company is currently evaluating its transition method and the potential capitalization of certain cash incentive compensation; however, based on current evaluations, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

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
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated funds. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
Mutual funds	$3,156	$216	$—	$3,372
December 31, 2016
Mutual funds	$6,194	$103	$—	$6,297
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of June 30, 2017 and December 31, 2016, none of the Company’s investment securities were in an unrealized loss position. No impairment losses were recorded on these available-for-sale securities.
Note 4. Fair Value Measurements
The table below presents information about Artisan’s assets and liabilities that are measured at fair value and the valuation techniques Artisan utilized to determine such fair value. The fair value of financial instruments held by consolidated investment products is presented in Note 6, “Variable Interest Entities and Consolidated Investment Products”.
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2017 and December 31, 2016:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2017
Assets
Cash equivalents	$81,350	$81,350	$—	$—
Mutual funds	3,372	3,372	—	—

December 31, 2016
Assets
Cash equivalents	$64,170	$64,170	$—	$—
Mutual funds	6,297	6,297	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, open-end mutual funds and UCITS funds. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of June 30, 2017 and December 31, 2016.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended June 30, 2017 and 2016.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of June 30, 2017 and December 31, 2016:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2017	$—	NA
Senior notes
Series A	August 2017	60,000	4.98%
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Total borrowings		$200,000
The fair value of borrowings was approximately $206.0 million as of June 30, 2017. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.8 million for the three months ended June 30, 2017 and 2016, and $5.5 million for the six months ended June 30, 2017 and 2016.
As of June 30, 2017, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2017	$60,000
2018	—
2019	50,000
2020	—
2021	—
Thereafter	90,000
Total	$200,000

Note 6. Variable Interest Entities and Consolidated Investment Products

Artisan serves as the investment adviser for various types of investment products, consisting of both VIEs and VOEs. Artisan consolidates an investment product if it has a controlling financial interest in the entity, referred to as a consolidated investment product or CIP.

In June 2017, Artisan established a privately offered investment strategy for which Artisan serves as the investment manager. Artisan manages the business and affairs of those privately offered funds. Third-party equity holders of the funds lack the ability to remove Artisan as the general partner, or otherwise divest Artisan of its control of the funds, and as a result the funds are evaluated for consolidation under the VIE model. Artisan made an initial seed investment of $20.0 million in the strategy and is considered to be the primary beneficiary of the funds as of June 30, 2017.

Any management fees and incentive allocations earned from the privately offered strategy are eliminated upon consolidation. There were no such management fees or incentive allocations for the six months ended June 30, 2017.

Artisan’s maximum exposure to loss in connection with the assets and liabilities of the privately offered strategy is limited to its direct equity investment, while the potential benefit is limited to the management fee and incentive allocation received and the return on its equity investment. With the exception of Artisan’s direct equity investment, the assets of the privately offered strategy are not available to Artisan’s creditors. In addition, third-party investors in the privately offered strategy have no recourse to the general credit of the Company. As of June 30, 2017, Artisan’s direct equity investment in the privately offered strategy was $20.0 million.

Third-party investors’ ownership interest in the privately offered strategy is presented as redeemable noncontrolling interest in the Unaudited Consolidated Statements of Financial Condition as third-party investors have the right to withdraw their capital, subject to certain conditions. Net income attributable to third-party investors is reported as net income attributable to noncontrolling interests - consolidated investment products in the Unaudited Consolidated Statement of Operations.

Fair Value Measurements - Consolidated Investment Products

The carrying value of CIPs’ investments is also their fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values were generally evaluations based on the judgment of pricing vendors, which may consider the prices at which the instruments trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to instruments with similar characteristics and/or discounted cash flow models that may be applicable. The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value on a recurring basis as of June 30, 2017. There were no CIP assets or liabilities as of December 31, 2016.

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2017
Assets
Cash equivalents	$21,750	$21,750	$—	$—
Debt instruments - long position	23,066	—	23,066	—
Credit default swaps	87	—	87	—

Liabilities
Equity securities - short position	$1,288	$1,288	$—	$—
Debt instruments - short position	$5,567	$—	$5,567	$—

Cash equivalents consisted of money market funds. Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the six months ended June 30, 2017.

Note 7. Noncontrolling interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2017, APAM held approximately 66% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2017, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2016	42,149,436	32,205,433	74,354,869	57%
2017 Follow-On Offering	5,626,517	(5,626,517)	—	7%
Holdings Common Unit Exchanges	680,897	(680,897)	—	1%
Issuance of APAM Restricted Shares	1,267,250	—	1,267,250	1%
Restricted Share Award Net Share Settlement (1)	(31,014)	—	(31,014)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(3,108)	—	(3,108)	—%
Balance at June 30, 2017	49,689,978	25,898,019	75,587,997	66%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Six Months Ended June 30,
	2017	2016
Additional paid-in capital	$(4,966)	$(2,168)
Noncontrolling interest - Artisan Partners Holdings	5,217	2,209
Accumulated other comprehensive income (loss)	(251)	(41)
Net impact to financial condition	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $2.6 million for the six months ended June 30, 2017 and $2.5 million for the six months ended June 30, 2016.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
As of June 30, 2017 and December 31, 2016, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	June 30, 2017	December 31, 2016	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	49,689,978	42,149,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	12,426,635	15,142,049	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	13,471,384	17,063,384	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2017, Artisan’s employees held 4,374,049 restricted shares of Class A common stock subject to the agreement and all 12,426,635 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2017 and 2016:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Quarterly	Class A Common	$0.60	$0.60	$1.20	$1.20
Special Annual	Class A Common	$—	$—	$0.36	$0.40
The following table summarizes APAM’s stock transactions for the six months ended June 30, 2017:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2016	74,354,869	42,149,436	15,142,049	17,063,384
2017 Follow-On Offering	—	5,626,517	(2,104,517)	(3,522,000)
Holdings Common Unit Exchanges	—	680,897	(610,897)	(70,000)
Restricted Share Award Grants	1,267,250	1,267,250	—	—
Restricted Share Award Net Share Settlement	(31,014)	(31,014)	—	—
Employee/Partner Terminations	(3,108)	(3,108)	—	—
Balance at June 30, 2017	75,587,997	49,689,978	12,426,635	13,471,384
(1) There were 218,089 and 178,401 restricted stock units outstanding at June 30, 2017 and December 31, 2016, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2017 and 2016, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Holdings Partnership Distributions to Limited Partners	$38,239	$43,095	$54,769	$62,424
Holdings Partnership Distributions to APAM	61,910	50,809	83,543	73,241
Total Holdings Partnership Distributions	$100,149	$93,904	$138,312	$135,665
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Salaries, incentive compensation and benefits (1)	$84,062	$77,212	$165,544	$154,308
Restricted share-based award compensation expense	12,364	10,799	24,131	21,183
Total salaries, incentive compensation and benefits	96,426	88,011	189,675	175,491
Pre-offering related compensation - share-based awards	6,339	7,136	12,678	14,955
Total compensation and benefits	$102,765	$95,147	$202,353	$190,446
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

Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 7,998,198 shares of Class A common stock were reserved and available for issuance under the Plan as of June 30, 2017.
During the six months ended June 30, 2017, Artisan granted 1,267,250 restricted stock awards and 1,250 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2017 grants is expected to be approximately $35.9 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.

The Company’s accounting policy is to record the impact of forfeitures when they occur. 3,108 restricted share-based awards were forfeited during the six months ended June 30, 2017.
The following table summarizes the restricted share-based award activity for the six months ended June 30, 2017:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2017	$44.47	3,394,910
Granted	$28.30	1,268,500
Forfeited	$41.08	(3,108)
Vested	$36.48	(184,378)
Unvested at June 30, 2017	$40.22	4,475,924
Compensation expense recognized related to the restricted share-based awards was $12.3 million and $10.8 million for the three months ended June 30, 2017 and 2016, respectively, and $24.1 million and $21.2 million for the six months ended June 30, 2017 and 2016, respectively. The unrecognized compensation expense for the unvested awards as of June 30, 2017 was $122.7 million with a weighted average recognition period of 3.3 years remaining. The initial requisite service period and remaining weighted average recognition period for all types of restricted share-based awards are substantially equivalent.
During the six months ended June 30, 2017, the Company withheld a total of 31,014 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $0.9 million in employee tax withholding obligations related to these settlements during the six months ended June 30, 2017. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
The vested Class B liability awards of a terminated employee were historically redeemed in cash in annual installments, generally over the five years following termination of employment. The remaining $0.5 million of redemption payments for Class B awards of partners whose services to Holdings terminated prior to the IPO was paid during the six months ended June 30, 2017.
As a part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment was considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. Compensation expense is recorded for unvested Class B awards on a straight-line basis over the remaining vesting period.
The following table summarizes the activity related to unvested Class B awards for the six months ended June 30, 2017:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2017	$30.00	845,220
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested Class B awards at June 30, 2017	$30.00	845,220
Compensation expense recognized related to the unvested Class B awards was $6.4 million and $7.2 million for the three months ended June 30, 2017 and 2016, respectively, and $12.7 million and $15.0 million for the six months ended June 30, 2017 and 2016, respectively. There is no remaining unrecognized compensation expense for the unvested Class B awards as of June 30, 2017, as the Class B awards became fully vested on July 1, 2017.

Note 10. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that, for the six months ended June 30, 2017, approximately 38% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards. These favorable items are partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Current:
Federal	$5,234	$3,238	$7,858	$5,908
State and local	640	506	1,001	1,050
Foreign	120	161	227	346
Total	5,994	3,905	9,086	7,304
Deferred:
Federal	8,463	8,257	17,598	15,936
State and local	484	472	1,006	911
Total	8,947	8,729	18,604	16,847
Income tax expense	$14,941	$12,634	$27,690	$24,151
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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2017 is summarized as follows:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
December 31, 2016	$586,246	$653,942
2017 Follow-On Offering	96,406	113,419
2017 Holdings Common Unit Exchanges	9,993	11,756
Amortization	—	(20,973)
Payments under TRA	(22,788)	—
June 30, 2017	$669,857	$758,144
Net deferred tax assets comprise the following:

	As of June 30, 2017	As of December 31, 2016
Deferred tax assets:
Amortizable basis (1)	$758,144	$653,942
Other (2)	29,509	24,576
Total deferred tax assets	787,653	678,518
Less: valuation allowance (3)	—	—
Net deferred tax assets	$787,653	$678,518
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of June 30, 2017 and December 31, 2016.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2017, U.S. federal income tax returns for the years 2014 through 2015 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2013 to 2015. Foreign tax returns are generally subject to examination from 2013 to 2015.
Note 11. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of June 30, 2017	As of December 31, 2016
Unrealized gain on investments, net of tax	$89	$37
Foreign currency translation gain (loss)	(1,474)	(1,685)
Accumulated Other Comprehensive Income (Loss)	$(1,385)	$(1,648)
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
The computation of basic and diluted earnings per share under the two-class method for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2017	2016	2017	2016
Numerator:
Net income attributable to APAM	$26,632	$18,384	$46,427	$34,645
Less: Allocation to participating securities	6,339	4,121	9,198	6,878
Net income available to common stockholders	$20,293	$14,263	$37,229	$27,767
Denominator:
Weighted average shares outstanding	45,241,102	38,023,586	43,142,011	37,497,268
Earnings per share	$0.45	$0.38	$0.86	$0.74
Allocation to participating securities in the table above generally represents dividends paid to holders of unvested restricted share-based awards and reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three and six months ended June 30, 2017 and 2016. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2017	2016	2017	2016
Holdings limited partnership units	26,080,376	32,725,890	28,133,767	33,233,419
Unvested restricted share-based awards	4,486,196	3,904,554	4,205,581	3,638,178
Total	30,566,572	36,630,444	32,339,348	36,871,597
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment management fees:
Artisan Funds	$116,200	$115,061	$226,774	$226,236
Fee waiver / expense reimbursement:
Artisan Funds	$115	$222	$312	$356
Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.75%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $2.1 million and $1.8 million due from Artisan Global Funds as of June 30, 2017 and December 31, 2016, respectively. Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment management fees:
Artisan Global Funds	$7,706	$3,667	$14,516	$7,292
Fee waiver / expense reimbursement:
Artisan Global Funds	$54	$172	$70	$260
Affiliate transactions—Privately Offered Funds
Pursuant to written agreements, Artisan serves as the investment manager of certain privately offered investment funds constituting the firm’s privately offered strategy. Under the terms of these agreements, Artisan earns a management fee and is entitled to receive an allocation of profits. Artisan made an initial seed investment of $20.0 million in the privately offered investment funds. Certain related parties, including employees, officers and members of the Company’s board invested an additional $12.7 million in the funds. These related party investors do not pay a management fee or incentive allocation. In addition, for a period of time following the formation of the privately offered funds, Artisan has agreed to reimburse the funds to the extent that expenses, excluding Artisan’s management fee and transaction related costs, exceed 1.00% per annum of the net assets of the funds. Artisan may also voluntarily waive fees or reimburse the funds for other expenses. Expense reimbursements totaled $33 thousand for the three months ended June 30, 2017.
Note 15. Subsequent Events
Distributions and dividends
On July 27, 2017, APAM, acting as the general partner of Artisan Partners Holdings, declared a distribution by Artisan Partners Holdings of $39.3 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board of directors of APAM declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on August 31, 2017, to shareholders of record as of August 17, 2017.

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
Our autonomous investment teams manage a broad range of U.S., non-U.S., and global investment strategies that are diversified by asset class, market cap and investment style. Strategies are offered through multiple investment vehicles to accommodate a broad range of client mandates. We expect to launch additional strategies over time through various investment vehicles.
Assets under management within our privately offered strategies are included in the reported firm-wide, separate account, and institutional AUM figures. Management fees and assets under management within our privately offered strategies are excluded from the weighted average fee calculations. Management fees earned on consolidated investment products are excluded from the weighted average fee calculation and from total revenues, since any such revenues are eliminated upon consolidation.
During the June quarter, our AUM increased to $109.4 billion at June 30, 2017, an increase of $5.6 billion, or 5.4%, compared to $103.8 billion at March 31, 2017, as a result of $7.1 billion in market appreciation, partially offset by $1.5 billion of net client cash outflows. Compared to June 30, 2016, AUM increased $14.4 billion, or 15.2%, due to $17.4 billion in market appreciation, partially offset by $3.0 billion of net client cash outflows. Average AUM for the June quarter of 2017 was $107.2 billion, an increase of 6.0% compared to average AUM for the March quarter of 2017 of $101.1 billion and an 11.0% increase from the average of $96.6 billion for the June quarter of 2016.
Revenues were $380.3 million for the six months ended June 30, 2017, a 7% increase from revenues of $355.3 million for the six months ended June 30, 2016. Operating margin was 32.7% for the six months ended June 30, 2017 compared to 32.0% for the six months ended June 30, 2016. Adjusted operating margin was 36.1% for the six months ended June 30, 2017 compared to 36.2% for the six months ended June 30, 2016.
Business highlights for the quarter ended June 30, 2017 included:

•
Our investment teams continue to generate strong absolute and relative investment returns for clients and investors. Eight of Artisan’s 11 investment strategies with at least a five-year track record have beaten their broad-based benchmark indexes since inception by an average of between 1.56% and 5.44% per year, after management fees. Those eight strategies represented over 90% of our AUM at the end of the second quarter.

•
During the quarter, six of our eight investment teams experienced positive net client cash flows. Firm-wide net outflows of $1.5 billion were primarily driven by net outflows from the Non-U.S. Growth and U.S. Mid-Cap Growth strategies.

•	Our Thematic team launched its first investment strategy, the Artisan Thematic strategy.

•	Our Credit team launched its second investment strategy, which we are offering to clients and investors through a private fund structure.

•	We hosted a four-day investment forum, bringing together all of our investment team leaders and representatives of over 100 current and prospective clients, consultants, and intermediary partners.

•	We declared and paid dividends of $0.60 per share of Class A common stock.
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
Our employees and other limited partners of Holdings held approximately 34% of the equity interests in Holdings as of June 30, 2017. As a result, our post-IPO results reflect that significant noncontrolling interest.

2017 Follow-On Offering and Holdings Unit Exchanges
On February 28, 2017, APAM completed an offering of 5,626,517 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 5,626,517 common units from certain limited partners of Holdings. In connection with the offering, APAM received 5,626,517 GP units of Holdings.
During the six months ended June 30, 2017, certain limited partners of Holdings exchanged 680,897 common units (along with a corresponding number of shares of Class B or C common stock of APAM) for 680,897 shares of Class A common stock. In connection with the exchanges, APAM received 680,897 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 57% at December 31, 2016 to 66% at June 30, 2017, as a result of these transactions and other equity transactions during the period.
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2017 is summarized as follows:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
	(unaudited; in millions)
December 31, 2016	$586.2	$653.9
2017 Follow-On Offering and Exchanges	106.5	125.2
Amortization	—	(21.0)
Payments under TRA	(22.8)	—
June 30, 2017	$669.9	$758.1
Financial Overview
Economic Environment
Global equity market conditions can materially affect our financial performance. During the three and six months ended June 30, 2017, market appreciation increased our AUM by 6.9% and 14.8%, respectively. The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
S&P 500 total returns	3.1%	2.5%	9.3%	3.8%
MSCI All Country World total returns	4.3%	1.0%	11.5%	1.2%
MSCI EAFE total returns	6.1%	(1.5)%	13.8%	(4.4)%
Russell Midcap® total returns	2.7%	3.2%	8.0%	5.5%

Key Performance Indicators
When we review our performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	(unaudited; dollars in millions)
Assets under management at period end	$109,405		$94,959		$109,405		$94,959
Average assets under management (1)	$107,250		$96,623		$104,210		$94,747
Net client cash flows	$(1,522)		$(2,320)		$(1,795)		$(3,659)
Total revenues	$196.2		$180.8		$380.3		$355.3
Weighted average fee (2)	73.4	bps	75.2	bps	73.5	bps	75.3	bps
Operating margin	33.9%		32.6%		32.7%		32.0%
Adjusted operating margin (3)	37.1%		36.6%		36.1%		36.2%

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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total AUM:

	For the Three Months Ended June 30,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Beginning assets under management	$103,762	$97,032	$6,730	6.9%
Gross client cash inflows	4,207	3,711	496	13.4%
Gross client cash outflows	(5,729)	(6,031)	302	5.0%
Net client cash flows	(1,522)	(2,320)	798	34.4%
Market appreciation (depreciation) (1)	7,165	231	6,934	3,001.7%
Net transfers (2)	—	16	(16)	(100.0)%
Ending assets under management	$109,405	$94,959	$14,446	15.2%
Average assets under management	$107,250	$96,623	$10,627	11.0%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	For the Six Months Ended June 30,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Beginning assets under management	$96,845	$99,848	$(3,003)	(3.0)%
Gross client cash inflows	9,367	8,364	1,003	12.0%
Gross client cash outflows	(11,162)	(12,023)	861	7.2%
Net client cash flows	(1,795)	(3,659)	1,864	50.9%
Market appreciation (depreciation) (1)	14,355	(1,230)	15,585	1,267.1%
Net transfers (2)	—	—	—	—%
Ending assets under management	$109,405	$94,959	$14,446	15.2%
Average assets under management	$104,210	$94,747	$9,463	10.0%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Across the firm, we experienced total net outflows of $1.5 billion and $1.8 billion during the three and six months ended June 30, 2017, respectively. Our Global Equity team’s Non-U.S. Growth strategy had net outflows of $1.4 billion and $1.9 billion for the three and six months ended June 30, 2017, respectively. Despite strong investment performance in 2017, we expect the Non-U.S. Growth strategy will continue to experience net outflows due to its relative underperformance in 2015 and 2016.
The strategies managed by our Growth team had total net inflows of $76 million for the three months ended June 30, 2017, primarily as a result of $737 million of net inflows for the Global Opportunities strategy partially offset by $574 million of net outflows from the U.S. Mid-Cap Growth strategy. We expect to continue to experience net inflows in the Global Opportunities strategy, for which there is strong global demand, and net outflows in the U.S. Mid-Cap Growth strategy, in particular from defined contribution plan clients.
During the three and six months ended June 30, 2017, our High Income strategy, which we launched in March 2014, generated net inflows of $77 million and $293 million, respectively, and our Developing World strategy, which launched at the end of June 2015, generated $81 million and $267 million in net inflows, respectively. Our Global Value strategy generated $145 million and $635 million of net inflows during the three and six months ended June 30, 2017, respectively.

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
In particular, we believe that we currently have realizable capacity in our Global Opportunities, Global Equity, and High Income strategies, where we believe we are well-positioned to take advantage of client and investor demand. In March 2017, our High Income strategy completed its third year of operations with a strong three-year track record and solid client interest. We believe the High Income strategy has realizable capacity and is positioned well for continued organic growth. Additionally, our Developing World strategy continues to perform well and experience positive inflows, despite having a shorter-term track record.
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
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 12% of our assets under management at June 30, 2017, are maintained in separate composites the results of which are not included below.

The table below sets forth the total AUM for each of our investment teams and strategies as of June 30, 2017, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2017. Returns for periods less than one year are not annualized.

								Average Annual Value-Added(1) Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$26,083	15.26%	0.94%	9.28%	3.72%	10.29%	550
MSCI EAFE Index			20.27%	1.15%	8.68%	1.02%	4.78%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$795	12.50%	0.39%	10.60%	5.05%	13.25%	295
MSCI EAFE Small Cap Index			23.18%	5.59%	12.93%	3.40%	10.29%
Global Equity Strategy	4/1/2010	$1,316	16.40%	6.24%	13.56%	N/A	11.96%	381
MSCI All Country World Index			18.78%	4.82%	10.54%	N/A	8.15%
U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$6,701	17.62%	4.92%	12.66%	8.23%	13.40%	405
Russell Midcap® Index			16.48%	7.69%	14.71%	7.66%	9.35%
Russell Midcap® Value Index			15.93%	7.45%	15.13%	7.23%	10.04%
Value Equity Strategy	7/1/2005	$1,991	19.72%	6.64%	12.65%	6.43%	8.46%	(1)
Russell 1000® Index			18.03%	9.25%	14.66%	7.28%	8.47%
Russell 1000® Value Index			15.53%	7.35%	13.93%	5.56%	7.37%
Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$13,879	18.30%	7.68%	14.00%	10.01%	15.18%	487
Russell Midcap® Index			16.48%	7.69%	14.71%	7.66%	10.30%
Russell Midcap® Growth Index			17.05%	7.82%	14.18%	7.87%	8.89%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,202	21.35%	9.55%	14.29%	8.76%	10.32%	97
Russell 2000® Index			24.60%	7.35%	13.69%	6.91%	9.36%
Russell 2000® Growth Index			24.40%	7.64%	13.97%	7.81%	7.65%
Global Opportunities Strategy	2/1/2007	$13,800	25.93%	11.02%	15.44%	9.85%	10.50%	610
MSCI All Country World Index			18.78%	4.82%	10.54%	3.71%	4.40%
Global Value Team
Non-U.S. Value Strategy	7/1/2002	$19,855	23.04%	4.52%	13.60%	7.45%	12.80%	650
MSCI EAFE Index			20.27%	1.15%	8.68%	1.02%	6.31%
Global Value Strategy	7/1/2007	$18,692	23.80%	6.92%	14.45%	8.86%	8.86%	515
MSCI All Country World Index			18.78%	4.82%	10.54%	3.71%	3.71%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$277	27.10%	5.04%	5.95%	1.86%	5.63%	40
MSCI Emerging Markets Index			23.75%	1.07%	3.95%	1.91%	5.23%
Credit Team
High Income Strategy(2)	4/1/2014	$2,273	13.98%	7.74%	N/A	N/A	7.97%	303
BofA Merrill Lynch High Yield Master II Index			12.75%	4.47%	N/A	N/A	4.94%
Developing World Team
Developing World Strategy	7/1/2015	$1,496	27.40%	N/A	N/A	N/A	10.54%	623
MSCI Emerging Markets Index			23.75%	N/A	N/A	N/A	4.31%
Thematic Team
Thematic Strategy	5/1/2017	$12	N/A	N/A	N/A	N/A	4.14%	210
S&P 500 Market Index			N/A	N/A	N/A	N/A	2.04%
Total Assets Under Management(3)		$109,405
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
(3) The Total Assets Under Management includes $33 million of AUM managed in a privately offered strategy managed by the Credit Team.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Thematic(1)	Total
June 30, 2017	(unaudited; in millions)
Beginning assets under management	$27,272	$8,927	$27,737	$36,126	$258	$2,145	$1,297	$—	$103,762
Gross client cash inflows	655	378	1,470	1,211	3	298	181	11	4,207
Gross client cash outflows	(2,257)	(732)	(1,393)	(1,058)	(1)	(188)	(100)	—	(5,729)
Net client cash flows	(1,602)	(354)	77	153	2	110	81	11	(1,522)
Market appreciation (depreciation)	2,524	119	2,067	2,268	17	51	118	1	7,165
Net transfers(2)	—	—	—	—	—	—	—	—	—
Ending assets under management	$28,194	$8,692	$29,881	$38,547	$277	$2,306	$1,496	$12	$109,405
Average assets under management	$27,874	$8,755	$29,017	$37,694	$269	$2,220	$1,413	$11	$107,250
June 30, 2016
Beginning assets under management	$30,422	$9,776	$23,877	$30,770	$271	$1,343	573	$—	$97,032
Gross client cash inflows	884	573	726	1,153	2	231	142	—	3,711
Gross client cash outflows	(1,549)	(2,386)	(1,183)	(739)	(68)	(93)	(13)	—	(6,031)
Net client cash flows	(665)	(1,813)	(457)	414	(66)	138	129	—	(2,320)
Market appreciation (depreciation)	(435)	317	740	(502)	8	82	21	—	231
Net transfers(2)	—	—	—	16	—	—	—	—	16
Ending assets under management	$29,322	$8,280	$24,160	$30,698	$213	$1,563	723	—	$94,959
Average assets under management	$30,155	$8,895	$24,122	$31,097	$215	$1,472	667	$—	$96,623
(1) For the Thematic team, average assets under management is for the period between April 24, 2017, when the team’s strategy began investment operations, and June 30, 2017.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	By Investment Team
Six Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Thematic(1)	Total
June 30, 2017	(unaudited; in millions)
Beginning assets under management	$25,510	$8,588	$25,714	$33,940	$228	$1,878	$987	$—	$96,845
Gross client cash inflows	1,824	1,117	2,623	2,686	7	697	402	11	9,367
Gross client cash outflows	(3,916)	(1,389)	(2,866)	(2,481)	(3)	(372)	(135)	—	(11,162)
Net client cash flows	(2,092)	(272)	(243)	205	4	325	267	11	(1,795)
Market appreciation (depreciation)	4,776	376	4,410	4,402	45	103	242	1	14,355
Net transfers(2)	—	—	—	—	—	—	—	—	—
Ending assets under management	$28,194	$8,692	$29,881	$38,547	$277	$2,306	$1,496	$12	$109,405
Average assets under management	$27,275	$8,769	$28,086	$36,409	$258	$2,125	$1,285	$11	$104,210
June 30, 2016
Beginning assets under management	$32,434	$10,369	$24,929	$30,182	$571	$989	374	$—	$99,848
Gross client cash inflows	2,111	927	1,955	2,363	3	678	327	—	8,364
Gross client cash outflows	(3,435)	(3,902)	(2,437)	(1,618)	(397)	(206)	(28)	—	(12,023)
Net client cash flows	(1,324)	(2,975)	(482)	745	(394)	472	299	—	(3,659)
Market appreciation (depreciation)	(1,788)	886	(287)	(229)	36	102	50	—	(1,230)
Net transfers(2)	—	—	—	—	—	—	—	—	—
Ending assets under management	$29,322	$8,280	$24,160	$30,698	$213	$1,563	723	—	$94,959
Average assets under management	$30,014	$9,193	$23,347	$30,004	$357	$1,297	535	$—	$94,747
(1) For the Thematic team, average assets under management is for the period between April 24, 2017, when the team’s strategy began investment operations, and June 30, 2017.
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
The table below sets forth our AUM by distribution channel:

	As of June 30, 2017(1)		As of June 30, 2016(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$72,934	66.6%	$61,557	64.8%
Intermediary	31,472	28.8%	28,652	30.2%
Retail	4,999	4.6%	4,750	5.0%
Ending Assets Under Management	$109,405	100.0%	$94,959	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes AUM sourced from defined contribution plan clients, which makes up approximately 15% of our total AUM as of June 30, 2017.

The following tables set forth the changes in our AUM for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2017	(unaudited; in millions)
Beginning assets under management	$52,555	$51,207	$103,762
Gross client cash inflows	2,828	1,379	4,207
Gross client cash outflows	(4,271)	(1,458)	(5,729)
Net client cash flows	(1,443)	(79)	(1,522)
Market appreciation (depreciation)	3,513	3,652	7,165
Net transfers (1)	(37)	37	—
Ending assets under management	$54,588	$54,817	$109,405
Average assets under management	$53,957	$53,322	$107,250
June 30, 2016
Beginning assets under management	$52,113	$44,919	$97,032
Gross client cash inflows	2,763	948	3,711
Gross client cash outflows	(4,737)	(1,294)	(6,031)
Net client cash flows	(1,974)	(346)	(2,320)
Market appreciation (depreciation)	162	69	231
Net transfers (1)	(95)	111	16
Ending assets under management	$50,206	$44,753	$94,959
Average assets under management	$51,619	$45,004	$96,623
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2017	(unaudited; in millions)
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	6,654	2,714	9,368
Gross client cash outflows	(8,417)	(2,745)	(11,162)
Net client cash flows	(1,763)	(31)	(1,794)
Market appreciation (depreciation)	7,068	7,286	14,354
Net transfers (1)	(84)	84	—
Ending assets under management	$54,588	$54,817	$109,405
Average assets under management	$52,825	$51,415	$104,210
June 30, 2016
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	6,430	1,934	8,364
Gross client cash outflows	(8,958)	(3,065)	(12,023)
Net client cash flows	(2,528)	(1,131)	(3,659)
Market appreciation (depreciation)	(746)	(484)	(1,230)
Net transfers (1)	(46)	46	—
Ending assets under management	$50,206	$44,753	$94,959
Average assets under management	$50,752	$43,995	$94,747
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended June 30, 2017, Compared to Three months ended June 30, 2016

	For the Three Months Ended June 30,		For the Period-to-Period
	2017	2016	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$196.2	$180.8	$15.4	9%
Operating Expenses
Total compensation and benefits	102.8	95.2	7.6	8%
Other operating expenses	26.9	26.7	0.2	1%
Total operating expenses	129.7	121.9	7.8	6%
Total operating income	66.5	58.9	7.6	13%
Non-operating income (loss)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	0.2	—	0.2	100%
Total non-operating income (loss)	(2.7)	(2.9)	0.2	7%
Income before income taxes	63.8	56.0	7.8	14%
Provision for income taxes	15.0	12.7	2.3	18%
Net income before noncontrolling interests	48.8	43.3	5.5	13%
Less: Noncontrolling interests - Artisan Partners Holdings	22.2	25.0	(2.8)	(11)%
Less: Noncontrolling interests - consolidated investment products	—	—	—
Net income attributable to Artisan Partners Asset Management Inc.	$26.6	$18.3	$8.3	45%
Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.45	$0.38
Weighted average basic and diluted shares of Class A common stock outstanding	45,241,102	38,023,586
Revenues
Essentially all of our revenues consist of investment management fees earned from managing clients’ assets. Our investment management fees fluctuate based on a number of factors, including the total value of our AUM, the composition of AUM among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and for the few accounts on which we earn performance-based fees, the investment performance of those accounts relative to their designated benchmarks.
The increase in revenues of $15.4 million, or 9%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was driven primarily by a $10.6 billion, or 11%, increase in our average AUM. The increase was partially offset by the decline in our weighted average investment management fee from 75.2 basis points for the three months ended June 30, 2016 to 73.4 basis points for the three months ended June 30, 2017. The decrease in the weighted average fee rate is primarily the result of a shift in the mix of our AUM between our investment strategies and vehicles, primarily a reduction in the proportion of our total assets managed through Artisan Funds.
The following table sets forth the weighted average fee and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2017	2016	2017	2016
	(unaudited; dollars in millions)
Investment management fees	$72.3	$62.0	$123.9	$118.8
Weighted average fee	54.4 basis points	55.3 basis points	92.1 basis points	92.5 basis points
Percentage of ending AUM	50%	47%	50%	53%

Separate account AUM consists of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. Separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
The increase in total operating expenses of $7.8 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was a result of higher incentive compensation expense due to increased revenues, increased post-IPO equity compensation expense, an increase in the number of full-time employees, and costs incurred related to our eighth investment team founded in the fourth quarter of 2016. These increases were partially offset by decreases in third-party intermediary and pre-offering related equity compensation expenses.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$84.1	$77.2	$6.9	9%
Restricted share-based award compensation expense	12.3	10.8	1.5	14%
Total salaries, incentive compensation and benefits	96.4	88.0	8.4	10%
Pre-offering related compensation - share-based awards	6.4	7.2	(0.8)	(11)%
Total compensation and benefits	$102.8	$95.2	$7.6	8%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $4.8 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue and average AUM. The remaining increase is primarily due to costs associated with our eighth investment team, which was founded in the fourth quarter of 2016.
Restricted share-based award compensation expense increased $1.5 million primarily as a result of our January 2017 grant of 1,267,250 restricted stock awards and 1,250 restricted stock units of Class A common stock to certain of our employees. Total compensation expense associated with the 2017 grants is expected to be approximately $35.9 million.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $0.8 million as certain awards became fully vested during 2016 and 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 49% of our revenues for the three months ended June 30, 2017, and 2016.
Other operating expenses
Other operating expenses increased $0.2 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to an increase in general and administrative expenses, which can fluctuate from period to period.
The increases were partially offset by a $1.2 million decrease in distribution, servicing and marketing expenses as a result of a decrease in third-party intermediary payments due to lower AUM sourced through third-party intermediaries (across all channels) that charge a fee for administrative and distribution services, a portion of which is borne by Artisan.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2017 and 2016, was 23.4% and 22.5%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 38% and 46% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended June 30, 2017 and 2016, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. The effective tax rate in both periods was also lower due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards. These favorable impacts were partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, as a result of the 2017 Follow-On Offering, Holdings unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Six months ended June 30, 2017, Compared to Six months ended June 30, 2016

	For the Six Months Ended June 30,		Period-to-Period
	2017	2016	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$380.3	$355.3	$25.0	7%
Operating Expenses
Total compensation and benefits	202.4	190.5	11.9	6%
Other operating expenses	53.4	51.1	2.3	5%
Total operating expenses	255.8	241.6	14.2	6%
Total operating income	124.5	113.7	10.8	9%
Non-operating income (loss)
Interest expense	(5.8)	(5.8)	—	—%
Other non-operating income	0.4	—	0.4	—%
Total non-operating income (loss)	(5.4)	(5.8)	0.4	7%
Income before income taxes	119.1	107.9	11.2	10%
Provision for income taxes	27.7	24.2	3.5	14%
Net income before noncontrolling interests	91.4	83.7	7.7	9%
Less: Noncontrolling interests - Artisan Partners Holdings	45.0	49.1	(4.1)	(8)%
Less: Noncontrolling interests - consolidated investment products	—	—	—	—%
Net income attributable to Artisan Partners Asset Management Inc.	$46.4	$34.6	$11.8	34%
Per Share Data
Basic and diluted earnings per share - Class A common shares	$0.86	$0.74
Weighted average shares of Class A common stock outstanding	43,142,011	37,497,268
Revenues
The increase in revenues of $25.0 million, or 7%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was driven primarily by a $9.5 billion, or 10%, increase in our average AUM.
Our weighted average investment management fee rate was 73.5 basis points for the six months ended June 30, 2017, compared to 75.3 basis points for the six months ended June 30, 2016. The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and AUM by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2017	2016	2017	2016
	(unaudited; dollars in millions)
Investment management fees	$139.0	$121.8	$241.3	$233.5
Weighted average fee	54.4 basis points	55.5 basis points	92.1 basis points	92.5 basis points
Percentage of ending AUM	50%	47%	50%	53%

Operating Expenses
The increase in total operating expenses of $14.2 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was a result of higher incentive compensation expense due to increased revenues, an increase in the number of full-time employees, costs incurred related to our eighth investment team founded in the fourth quarter of 2016, increases in general and administrative and technology expenses, and increased post-IPO equity compensation expense. These increases were partially offset by decreases in third-party intermediary and pre-offering related equity compensation expenses.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$165.6	$154.3	$11.3	7%
Restricted share-based award compensation expense	24.1	21.2	2.9	14%
Total salaries, incentive compensation and benefits	189.7	175.5	14.2	8%
Pre-offering related compensation - share-based awards	12.7	15.0	(2.3)	(15)%
Total compensation and benefits	$202.4	$190.5	$11.9	6%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by a $7.2 million increase in incentive compensation paid to our investment and marketing professionals as a result of higher investment management fee revenue. The remaining increase is primarily due to costs associated with our eighth investment team.
Restricted share-based award compensation expense increased $2.9 million primarily as a result of restricted share-based awards granted in January 2017.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $2.3 million, as certain awards became fully vested during 2016 and 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 50% and 49% of our revenues for the six months ended June 30, 2017, and 2016, respectively.
Other operating expenses
Other operating expenses increased $2.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $2.1 million increase in general and administrative expenses, which can fluctuate from period to period, and a $1.3 million increase in communication and technology expenses as a result of increased information subscriptions and market data costs related to firm initiatives.
The increases were partially offset by a $1.9 million decrease in distribution, servicing and marketing expenses as a result of a decrease in third-party intermediary expenses due to lower AUM sourced through third-party intermediaries (across all channels) that charge a fee for administrative and distribution services, a portion of which is borne by Artisan.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the six months ended June 30, 2017 and 2016, was 23.3% and 22.4%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 38% and 46% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the six months ended June 30, 2017 and 2016, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. The effective tax rate in both periods was also lower due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards. These favorable impacts were partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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

Pre-offering related compensation includes the amortization of unvested Class B common units of Artisan Partners Holdings that were granted before and were unvested at our IPO, which closed on March 12, 2013. As of July 1, 2017, all Class B common units of Artisan Partners Holdings are vested.

Net gain (loss) on the tax receivable agreements represents the income (expense) associated with the change in estimate of amounts payable under the tax receivable agreements entered into in connection with APAM’s initial public offering and related reorganization.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$26.6	$18.3	$46.4	$34.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	22.2	25.0	45.0	49.1
Add back: Provision for income taxes	15.0	12.7	27.7	24.2
Add back: Pre-offering related compensation - share-based awards	6.4	7.2	12.7	15.0
Add back: Net (gain) loss on the tax receivable agreements	—	—	—	—
Less: Adjusted provision for income taxes	25.9	23.4	48.7	45.5
Adjusted net income (Non-GAAP)	$44.3	$39.8	$83.1	$77.4

Average shares outstanding
Class A common shares	45.2	38.0	43.1	37.5
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	4.5	3.9	4.2	3.6
Artisan Partners Holdings units outstanding (noncontrolling interest)	26.1	32.8	28.2	33.3
Adjusted shares	75.8	74.7	75.5	74.4

Basic and diluted earnings per share (GAAP)	$0.45	$0.38	$0.86	$0.74
Adjusted net income per adjusted share (Non-GAAP)	$0.58	$0.53	$1.10	$1.04

Operating income (GAAP)	$66.5	$58.9	$124.5	$113.7
Add back: Pre-offering related compensation - share-based awards	6.4	7.2	12.7	15.0
Adjusted operating income (Non-GAAP)	$72.9	$66.1	$137.2	$128.7

Operating margin (GAAP)	33.9%	32.6%	32.7%	32.0%
Adjusted operating margin (Non-GAAP)	37.1%	36.6%	36.1%	36.2%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$26.6	$18.3	$46.4	$34.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	22.2	25.0	45.0	49.1
Add back: Pre-offering related compensation - share-based awards	6.4	7.2	12.7	15.0
Add back: Net (gain) loss on the tax receivable agreements	—	—	—	—
Add back: Interest expense	2.9	2.9	5.8	5.8
Add back: Provision for income taxes	15.0	12.7	27.7	24.2
Add back: Depreciation and amortization	1.2	1.2	2.5	2.4
Adjusted EBITDA (Non-GAAP)	$74.3	$67.3	$140.1	$131.1

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities attributable to consolidated investment products are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2017, and December 31, 2016.

	June 30, 2017	December 31, 2016
	(unaudited; in millions)
Cash and cash equivalents	$190.3	$156.8
Accounts receivable	$67.7	$59.7
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2017, none of our receivables were considered uncollectable.
In August 2012, we issued $200.0 million in unsecured notes and entered into the $100.0 million five-year revolving credit facility. The notes are comprised of three series, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. The $100.0 million revolving credit facility was unused as of and for the six months ended June 30, 2017.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2017.
Unsecured notes of $60 million will mature, and the $100 million revolving credit facility is scheduled to terminate, on August 17, 2017. We have obtained commitments to refinance the $60 million of notes coming due and extend the revolving credit facility, in both cases subject to standard closing conditions.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2017 and 2016, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$38.2	$43.1	$54.8	$62.4
Holdings Partnership Distributions to APAM	$61.9	$50.8	$83.5	$73.2
Total Holdings Partnership Distributions	$100.1	$93.9	$138.3	$135.6
On July 27, 2017, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $39.3 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.
APAM declared and paid the following dividends per share during the three and six months ended June 30, 2017 and 2016:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Quarterly	Class A Common	$0.60	$0.60	$1.20	$1.20
Special Annual	Class A Common	$—	$—	$0.36	$0.40
On July 27, 2017, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on August 31, 2017 to shareholders of record as of August 17, 2017.

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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $669.9 million liability as of June 30, 2017. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates would be recorded in net income.
The liability will increase upon future purchases or exchanges of limited partnership units with the increase representing amounts payable under the TRAs equal to 85% of the estimated future tax benefits, if any, resulting from such purchases or exchanges. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM realizes in respect of the tax attributes to which the TRAs relate.
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We expect to make total payments of approximately $30 million in 2017 related to the TRAs, $22.8 million of which we paid in April 2017.
Cash Flows

	For the Six Months Ended June 30,
	2017	2016
	(unaudited; in millions)
Cash as of January 1	$156.8	$166.2
Net cash provided by operating activities	169.4	184.1
Net cash provided by (used in) investing activities	0.8	(3.9)
Net cash used in financing activities	(136.7)	(148.6)
Cash as of June 30	$190.3	$197.8
Operating activities provided net cash of $169.4 million and $184.1 million for the six months ended June 30, 2017 and 2016, respectively. The $14.7 million decrease in cash provided by operating activities was primarily due to $32.7 million of net operating cash flows used by consolidated investment products, partially offset by increased revenues and operating income resulting from an increase in average AUM. For the six months ended June 30, 2017, compared to the six months ended June 30, 2016, our operating income, excluding share-based and pre-offering related compensation expenses, increased $11.4 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities generated net cash of $0.8 million and used net cash of $3.9 million for the six months ended June 30, 2017 and 2016, respectively. The $4.7 million increase in net cash provided by investing activities was primarily due to $3.1 million of net sales of investment securities and a $1.6 million decrease in acquisition of property and equipment and leasehold improvements during the six months ended June 30, 2017.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, and payments to purchase Holdings partnership units. Financing activities used net cash of $136.7 million and $148.6 million for the six months ended June 30, 2017 and 2016, respectively. The $11.9 million decrease in net cash used by financing activities was primarily the result of $12.7 million of contributions from non-controlling interests in our consolidated investment products, and a $7.7 million decrease in distributions to limited partners, partially offset by a $5.7 million increase in dividends paid.

Certain Contractual Obligations
As of June 30, 2017, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 21, 2017, except for increases in the TRA liability. As previously discussed in this report, the TRA liability increased from $586.2 million at December 31, 2016, to $669.9 million at June 30, 2017. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make total payments of approximately $30 million in 2017 related to the TRAs, $22.8 million of which we paid in April 2017.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s unvested Class B common units are forfeited. Generally, the employee-partner’s vested Class B common units are exchanged for Class E common units; the employee-partner’s shares of APAM Class B common stock are canceled; and APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended June 30, 2017.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended June 30, 2017 and 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: August 2, 2017
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)