Form 10-Q
period 2017-09-30
Artisan Partners Asset Management Inc.
filed 2017-11-01
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 27, 2017 were 49,989,107, 12,314,974 and 13,265,764, respectively.

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

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$202,636	$156,777
Accounts receivable	73,672	59,739
Investment securities	5,831	6,297
Property and equipment, net	20,508	20,018
Deferred tax assets	782,333	678,518
Prepaid expenses and other assets	14,453	14,817
Assets of consolidated investment products
Cash and cash equivalents	19,113	—
Accounts receivable and other	946	—
Investment assets, at fair value	41,429	—
Total assets	$1,160,921	$936,166

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$19,681	$20,087
Accrued incentive compensation	78,291	12,642
Borrowings	198,932	199,477
Amounts payable under tax receivable agreements	666,589	586,246
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	8,079	—
Investment liabilities, at fair value	17,288	—
Total liabilities	988,860	818,452
Commitments and contingencies
Redeemable noncontrolling interests	15,269	—
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 49,989,627 and 42,149,436 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	500	421
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 12,314,974 and 15,142,049 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	123	151
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 13,265,764 and 17,063,384 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	133	171
Additional paid-in capital	136,413	119,221
Retained earnings	19,900	13,395
Accumulated other comprehensive income (loss)	(923)	(1,648)
Total Artisan Partners Asset Management Inc. stockholders’ equity	156,146	131,711
Noncontrolling interest - Artisan Partners Holdings	646	(13,997)
Total stockholders’ equity	156,792	117,714
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,160,921	$936,166
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Management fees	$204,540	$184,006	$584,565	$538,522
Performance fees	16	75	338	856
Total revenues	$204,556	$184,081	$584,903	$539,378
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	98,525	89,585	288,200	265,076
Pre-offering related compensation - share-based awards	—	6,786	12,678	21,741
Total compensation and benefits	98,525	96,371	300,878	286,817
Distribution, servicing and marketing	7,603	8,080	22,269	24,642
Occupancy	3,579	3,321	10,745	9,688
Communication and technology	8,180	8,230	25,204	23,927
General and administrative	6,039	6,170	20,642	18,657
Total operating expenses	123,926	122,172	379,738	363,731
Total operating income	80,630	61,909	205,165	175,647
Non-operating income (loss)
Interest expense	(2,870)	(2,924)	(8,671)	(8,763)
Net investment gain (loss) of consolidated investment products	1,549	—	1,567	—
Net investment income and other	178	862	504	908
Net gain (loss) on the tax receivable agreements	501	650	501	650
Total non-operating income (loss)	(642)	(1,412)	(6,099)	(7,205)
Income before income taxes	79,988	60,497	199,066	168,442
Provision for income taxes	21,479	15,110	49,169	39,261
Net income before noncontrolling interests	58,509	45,387	149,897	129,181
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	27,234	26,301	72,191	75,450
Less: Net income attributable to noncontrolling interests - consolidated investment products	610	—	614	—
Net income attributable to Artisan Partners Asset Management Inc.	$30,665	$19,086	$77,092	$53,731

Basic and diluted earnings per share	$0.61	$0.41	$1.48	$1.15
Basic and diluted weighted average number of common shares outstanding	45,890,291	38,646,194	44,068,172	37,883,039
Dividends declared per Class A common share	$0.60	$0.60	$2.16	$2.20

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income before noncontrolling interests	$58,509	$45,387	$149,897	$129,181
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $113, ($28), $144, and $22, respectively	345	723	521	860
Less: reclassification adjustment for gain (loss) included in net income	—	804	93	786
Net unrealized gain (loss) on investment securities	345	(81)	428	74
Foreign currency translation gain (loss)	422	(320)	1,151	(1,529)
Total other comprehensive income (loss)	767	(401)	1,579	(1,455)
Comprehensive income	59,276	44,986	151,476	127,726
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	27,540	26,115	73,046	74,844
Comprehensive income attributable to noncontrolling interests - consolidated investment products	610	—	614	—
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$31,126	$18,871	$77,816	$52,882

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2017	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714	$—
Net income	—	—	—	—	77,092	—	72,191	149,283	614
Other comprehensive income - foreign currency translation	—	—	—	—	—	746	405	1,151	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	240	192	432	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(5,624)	—	(261)	5,881	(4)	—
Amortization of equity-based compensation	—	—	—	31,758	—	—	18,512	50,270	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	22,467	—	—	—	22,467	—
Issuance of Class A common stock, net of issuance costs	56	—	—	161,986	—	—	—	162,042	—
Forfeitures	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	13	—	—	(13)	—	—	—	—	—
Employee net share settlement	—	—	—	(891)	—	—	(586)	(1,477)	—
Exchange of subsidiary equity	10	(7)	(3)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)	—
Capital contributions	—	—	—	—	—	—	—	—	14,655
Distributions	—	—	—	—	—	—	(81,869)	(81,869)	—
Dividends	—	—	—	(30,053)	(70,587)	—	(83)	(100,723)	—
Balance at September 30, 2017	$500	$123	$133	$136,413	$19,900	$(923)	$646	$156,792	$15,269

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity
Balance at January 1, 2016	$394	$183	$157	$116,448	$13,238	$(375)	$(13,494)	$116,551
Net income	—	—	—	—	53,731	—	75,450	129,181
Other comprehensive income - foreign currency translation	—	—	—	—	—	(852)	(677)	(1,529)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	46	30	76
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,569)	—	(43)	3,610	(2)
Amortization of equity-based compensation	—	—	—	31,493	(409)	—	24,353	55,437
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	6,669	—	—	—	6,669
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)
Forfeitures	—	(1)	1	—	—	—	—	—
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—
Employee net share settlement	—	—	—	(422)	—	—	(340)	(762)
Exchange of subsidiary equity	16	(15)	(1)	—	—	—	—	—
Distributions	—	—	—	—	—	—	(95,333)	(95,333)
Dividends	—	—	—	(36,184)	(53,972)	—	(89)	(90,245)
Balance at September 30, 2016	$421	$167	$157	$114,402	$12,588	$(1,224)	$(6,490)	$120,021

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income before noncontrolling interests	$149,897	$129,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,859	3,816
Deferred income taxes	29,585	25,083
Capital (gains) losses on the sale of investment securities	(93)	(786)
Net (gain) loss on the tax receivable agreements	(501)	(650)
Loss on disposal of property and equipment	20	58
Amortization of debt issuance costs	336	336
Share-based compensation	50,270	55,437
Net investment (gain) loss of consolidated investment products	(1,567)	—
Purchase of investments by consolidated investment products	(51,546)	—
Proceeds from sale of investments by consolidated investment products	28,596	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(13,934)	(5,467)
Prepaid expenses and other assets	1,127	(1,799)
Accounts payable and accrued expenses	63,959	53,931
Class B liability awards	(506)	(1,422)
Deferred lease obligations	1,731	541
Net change in operating assets and liabilities of consolidated investment products	(11,604)	—
Net cash provided by operating activities	249,629	258,259
Cash flows from investing activities
Acquisition of property and equipment	(1,312)	(2,763)
Leasehold improvements	(3,037)	(3,808)
Proceeds from sale of investment securities	6,382	2,035
Purchase of investment securities	(5,250)	(14)
Net cash used in investing activities	(3,217)	(4,550)
Cash flows from financing activities
Partnership distributions	(81,869)	(95,333)
Dividends paid	(100,723)	(90,245)
Payment of debt issuance costs	(611)	—
Proceeds from issuance of notes payable	60,000	—
Principal payments on notes payable	(60,000)	—
Payment under the tax receivable agreements	(30,234)	(20,953)
Net proceeds from issuance of common stock	162,494	—
Payment of costs directly associated with the issuance of Class A common stock	(294)	—
Purchase of equity and subsidiary equity	(162,494)	—
Taxes paid related to employee net share settlement	(1,477)	(762)
Capital contributions to consolidated investment products	14,655	—
Net cash used in financing activities	(200,553)	(207,293)
Net increase (decrease) in cash and cash equivalents	45,859	46,416
Cash and cash equivalents
Beginning of period	156,777	166,193
End of period	$202,636	$212,609

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$133,544	$31,132
Establishment of amounts payable under tax receivable agreements	111,077	24,463

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2017, APAM held approximately 66% of the equity ownership interest in Holdings.
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

Holdings Unit Exchanges
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock each quarter (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the nine months ended September 30, 2017:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 6, 2017	206,770	—	206,770	—
Common units exchanged on May 5, 2017	474,127	50,000	404,127	20,000
Common units exchanged on August 8, 2017	317,281	133,073	45,238	138,970
Total Units Exchanged	998,178	183,073	656,135	158,970
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
Artisan serves as the investment adviser to Artisan Funds, Artisan Global Funds and other investment products, including Artisan sponsored private funds. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including rights to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan sponsored privately offered funds are also evaluated for consolidation under the VIE model.
From time to time, the Company makes investments in Artisan Funds and Artisan Global Funds, which are made on the same terms as are available to other investors. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying individual securities are accounted for as trading securities. Investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments. As of September 30, 2017, Artisan does not have a controlling financial interest in any series of Artisan Funds or Artisan Global Funds and therefore does not consolidate these entities.
Artisan manages the business and affairs of investment funds relating to the firm’s privately offered investment strategy. As of September 30, 2017, Artisan was deemed to have a controlling financial interest in these funds and, as a result, the funds are included in Artisan’s Consolidated Financial Statements. Because the funds are investment companies, Artisan has retained the specialized industry accounting principles for investment companies in its Consolidated Financial Statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
Accounting standards not yet adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The guidance also changes the accounting for certain costs to obtain or fulfill a contract. The new guidance will be effective on January 1, 2018, and allows for either a full retrospective or modified retrospective transition method. Based on current evaluations, the Company currently expects to apply the modified retrospective transition method and does not expect the adoption to have a material impact on its consolidated financial statements.

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

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Mutual funds	$5,156	$675	$—	$5,831
December 31, 2016
Mutual funds	$6,194	$103	$—	$6,297
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
As of September 30, 2017 and December 31, 2016, none of the Company’s investment securities were in an unrealized loss position. No impairment losses were recorded on these available-for-sale securities.
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2017 and December 31, 2016:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2017
Assets
Cash equivalents	$96,518	$96,518	$—	$—
Mutual funds	5,831	5,831	—	—

December 31, 2016
Assets
Cash equivalents	$64,170	$64,170	$—	$—
Mutual funds	6,297	6,297	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, open-end mutual funds and UCITS funds. There were no Level 2 or Level 3 assets or liabilities recorded at fair value as of September 30, 2017 and December 31, 2016.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended September 30, 2017 and 2016.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2017 and December 31, 2016:

	Maturity	Outstanding Balance as of 9/30/2017	Outstanding Balance as of 12/31/2016	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	$—	NA
Senior notes
Series A	August 2017	—	60,000	4.98%
Series B	August 2019	50,000	50,000	5.32%
Series C	August 2022	90,000	90,000	5.82%
Series D	August 2025	60,000	—	4.29%
Total borrowings		$200,000	$200,000
The fair value of borrowings was approximately $207.9 million as of September 30, 2017. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
On August 16, 2017, Artisan Partners Holdings issued $60 million of 4.29% Series D senior notes and used the proceeds to repay the $60 million of 4.98% Series A senior notes that matured on August 16, 2017. In addition, Holdings amended and extended its $100 million revolving credit facility for an additional five-year period. The Company incurred debt issuance costs related to the notes and revolving credit facility of $0.7 million and $1.1 million, respectively, which are amortized as interest expense over the life of the instruments.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.7 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively, and $8.2 million and $8.3 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2017	$—
2018	—
2019	50,000
2020	—
2021	—
Thereafter	150,000
Total	$200,000
Note 6. Variable Interest Entities and Consolidated Investment Products
Artisan serves as the investment adviser for various types of investment products, consisting of both VIEs and VOEs. Artisan consolidates an investment product if it has a controlling financial interest in the entity. Any such entity is referred to herein as a consolidated investment product or CIP.
Artisan has established a privately offered investment strategy for which it serves as the investment manager. Artisan manages the business and affairs of the funds relating to the privately offered investment strategy. Third-party equity holders of the funds lack the ability to remove Artisan as the general partner, or otherwise divest Artisan of its control of the funds, and as a result the funds are evaluated for consolidation under the VIE model. Artisan made an initial seed investment of $20.0 million in the strategy and is considered to be the primary beneficiary of the funds as of September 30, 2017.
Artisan’s maximum exposure to loss in connection with the assets and liabilities of the privately offered strategy is limited to its direct equity investment, while the potential benefit is limited to the management fee and incentive allocation received and the return on its equity investment. With the exception of Artisan’s direct equity investment, the assets of the privately offered strategy are not available to Artisan’s creditors, nor are they available to Artisan for general corporate purposes. In addition, third-party investors in the privately offered strategy have no recourse to the general credit of the Company. As of September 30, 2017, Artisan’s direct equity investment in the privately offered strategy was $20.9 million.
Artisan earned management fees of $3 thousand from CIPs during the three and nine months ended September 30, 2017. No incentive allocation revenue was recognized during the nine months ended September 30, 2017. Any management fees and incentive allocations earned from CIPs are eliminated from revenue upon consolidation.
Third-party investors’ ownership interest in CIPs is presented as redeemable noncontrolling interest in the Unaudited Consolidated Statements of Financial Condition as third-party investors have the right to withdraw their capital, subject to certain conditions. Net income attributable to third-party investors is reported as net income attributable to noncontrolling interests - consolidated investment products in the Unaudited Consolidated Statement of Operations.
Fair Value Measurements - Consolidated Investment Products
The carrying value of CIPs’ investments is also their fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider the prices at which the instruments trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to instruments with similar characteristics and/or discounted cash flow models that may be applicable.

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value on a recurring basis as of September 30, 2017. There were no CIP assets or liabilities as of December 31, 2016.

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2017
Assets
Cash equivalents	$9,877	$9,877	$—	$—
Fixed income instruments - long position	41,429	—	41,429	—

Liabilities
Equity securities - short position	$2,089	$2,089	$—	$—
Fixed income instruments - short position	15,111	—	15,111	—
Credit default swaps	88	—	88	—
Cash equivalents consisted of money market funds. Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the nine months ended September 30, 2017.
Note 7. Noncontrolling interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2017, APAM held approximately 66% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2017, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2016	42,149,436	32,205,433	74,354,869	57%
2017 Follow-On Offering	5,626,517	(5,626,517)	—	7%
Holdings Common Unit Exchanges	998,178	(998,178)	—	1%
Issuance of APAM Restricted Shares	1,267,250	—	1,267,250	1%
Restricted Share Award Net Share Settlement (1)	(48,646)	—	(48,646)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(3,108)	—	(3,108)	—%
Balance at September 30, 2017	49,989,627	25,580,738	75,570,365	66%
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

The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Nine Months Ended September 30,
	2017	2016
Additional paid-in capital	$(5,624)	$(3,569)
Noncontrolling interest - Artisan Partners Holdings	5,881	3,610
Accumulated other comprehensive income (loss)	(257)	(41)
Net impact to financial condition	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $2.9 million for the nine months ended September 30, 2017 and $2.4 million for the nine months ended September 30, 2016.
Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
As of September 30, 2017 and December 31, 2016, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	September 30, 2017	December 31, 2016	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	49,989,627	42,149,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	12,314,974	15,142,049	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	13,265,764	17,063,384	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2017, Artisan’s employees held 3,912,631 restricted shares of Class A common stock subject to the agreement and all 12,314,974 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2017 and 2016:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
Quarterly	Class A Common	$0.60	$0.60	$1.80	$1.80
Special Annual	Class A Common	$—	$—	$0.36	$0.40

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2017:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2016	74,354,869	42,149,436	15,142,049	17,063,384
2017 Follow-On Offering	—	5,626,517	(2,104,517)	(3,522,000)
Holdings Common Unit Exchanges	—	998,178	(656,135)	(342,043)
Restricted Share Award Grants	1,267,250	1,267,250	—	—
Restricted Share Award Net Share Settlement	(48,646)	(48,646)	—	—
Employee/Partner Terminations	(3,108)	(3,108)	(66,423)	66,423
Balance at September 30, 2017	75,570,365	49,989,627	12,314,974	13,265,764
(1) There were 218,089 and 178,401 restricted stock units outstanding at September 30, 2017 and December 31, 2016, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

Each Class A, Class B, Class D and Class E common unit of Holdings (together with the corresponding share of Class B or Class C common stock) is exchangeable for one share of Class A common stock. The corresponding shares of Class B and Class C common stock are immediately canceled upon any such exchange.
Upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings.
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2017 and 2016, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Holdings Partnership Distributions to Limited Partners	$27,101	$32,910	$81,869	$95,333
Holdings Partnership Distributions to APAM	50,065	39,568	133,609	112,809
Total Holdings Partnership Distributions	$77,166	$72,478	$215,478	$208,142
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Salaries, incentive compensation and benefits (1)	$86,019	$77,997	$251,563	$232,305
Restricted share-based award compensation expense	12,506	11,588	36,637	32,771
Total salaries, incentive compensation and benefits	98,525	89,585	288,200	265,076
Pre-offering related compensation - share-based awards	—	6,786	12,678	21,741
Total compensation and benefits	$98,525	$96,371	$300,878	$286,817
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
Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 7,998,198 shares of Class A common stock were reserved and available for issuance under the Plan as of September 30, 2017.
During the nine months ended September 30, 2017, Artisan granted 1,267,250 restricted stock awards and 1,250 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2017 grants is expected to be approximately $35.9 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur. The following table summarizes the restricted share-based award activity for the nine months ended September 30, 2017:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2017	$44.47	3,394,910
Granted	28.30	1,268,500
Forfeited	41.08	(3,108)
Vested	48.06	(645,796)
Unvested at September 30, 2017	$38.79	4,014,506
Compensation expense recognized related to the restricted share-based awards was $12.5 million and $11.6 million for the three months ended September 30, 2017 and 2016, respectively, and $36.6 million and $32.8 million for the nine months ended September 30, 2017 and 2016, respectively. The unrecognized compensation expense for the unvested awards as of September 30, 2017 was $110.2 million with a weighted average recognition period of 3.1 years remaining. The initial requisite service period and remaining weighted average recognition period for all types of restricted share-based awards are substantially equivalent.
During the nine months ended September 30, 2017, the Company withheld a total of 48,646 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $1.5 million in employee tax withholding obligations related to these settlements during the nine months ended September 30, 2017. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
The vested Class B liability awards of a terminated employee were historically redeemed in cash in annual installments, generally over the five years following termination of employment. The remaining $0.5 million of redemption payments for Class B awards of partners whose services to Holdings terminated prior to the IPO was paid during the nine months ended September 30, 2017.

As a part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment was considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. Compensation expense is recorded for unvested Class B awards on a straight-line basis over the remaining vesting period.
The following table summarizes the activity related to unvested Class B awards for the nine months ended September 30, 2017:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2017	$30.00	845,220
Granted	—	—
Forfeited	—	—
Vested	30.00	(845,220)
Unvested Class B awards at September 30, 2017	$—	—
Compensation expense recognized related to the unvested Class B awards was $0.0 and $6.7 million for the three months ended September 30, 2017 and 2016, respectively, and $12.7 million and $21.7 million for the nine months ended September 30, 2017 and 2016, respectively. There is no remaining unrecognized compensation expense for the Class B awards as of September 30, 2017, as the Class B awards became fully vested on July 1, 2017.
Note 10. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2017, approximately 38% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was higher due to higher tax expense related to the vesting of restricted share-based awards, net of dividends paid on unvested share-based awards. In addition to such net unfavorable impact, the effective tax rate also increased as a result of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Current:
Federal	$9,365	$6,055	$17,223	$11,963
State and local	1,023	661	2,024	1,711
Foreign	110	159	337	504
Total	10,498	6,875	19,584	14,178
Deferred:
Federal	10,388	7,790	27,986	23,727
State and local	593	445	1,599	1,356
Total	10,981	8,235	29,585	25,083
Income tax expense	$21,479	$15,110	$49,169	$39,261
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2017 is summarized as follows:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
December 31, 2016	$586,246	$653,942
2017 Follow-On Offering	96,406	113,419
2017 Holdings Common Unit Exchanges	14,672	17,260
Amortization	—	(31,946)
Payments under TRA	(30,234)	—
Change in estimate	(501)	(245)
September 30, 2017	$666,589	$752,430
Net deferred tax assets comprise the following:

	As of September 30, 2017	As of December 31, 2016
Deferred tax assets:
Amortizable basis (1)	$752,430	$653,942
Other (2)	29,903	24,576
Total deferred tax assets	782,333	678,518
Less: valuation allowance (3)	—	—
Net deferred tax assets	$782,333	$678,518
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of September 30, 2017 and December 31, 2016.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2017, U.S. federal income tax returns for the years 2014 through 2016 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2013 to 2016. Foreign tax returns are generally subject to examination from 2013 to 2016.
Note 11. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of September 30, 2017	As of December 31, 2016
Unrealized gain on investments, net of tax	$281	$37
Foreign currency translation gain (loss)	(1,204)	(1,685)
Accumulated Other Comprehensive Income (Loss)	$(923)	$(1,648)
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
The computation of basic and diluted earnings per share under the two-class method for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2017	2016	2017	2016
Numerator:
Net income attributable to APAM	$30,665	$19,086	$77,092	$53,731
Less: Allocation to participating securities	2,654	3,407	12,086	10,294
Net income available to common stockholders	$28,011	$15,679	$65,006	$43,437
Denominator:
Weighted average shares outstanding	45,890,291	38,646,194	44,068,172	37,883,039
Earnings per share	$0.61	$0.41	$1.48	$1.15
Allocation to participating securities in the table above generally represents dividends paid to holders of unvested restricted share-based awards and reduces net income available to common stockholders.

There were no dilutive securities outstanding during the three and nine months ended September 30, 2017 and 2016. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2017	2016	2017	2016
Holdings limited partnership units	25,715,238	32,406,438	27,318,732	32,955,746
Unvested restricted share-based awards	4,189,441	3,590,680	4,200,142	3,622,230
Total	29,904,679	35,997,118	31,518,874	36,577,976
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment management fees:
Artisan Funds	$121,004	$115,742	$347,778	$341,977
Fee waiver / expense reimbursement:
Artisan Funds	$150	$178	$462	$534

Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.75%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $2.0 million and $1.8 million due from Artisan Global Funds as of September 30, 2017 and December 31, 2016, respectively. Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment management fees:
Artisan Global Funds	$7,672	$4,266	$22,187	$11,558
Fee waiver / expense reimbursement:
Artisan Global Funds	$60	$48	$130	$309
Affiliate transactions—Privately Offered Funds
Pursuant to written agreements, Artisan serves as the investment manager of certain privately offered investment funds constituting the firm’s privately offered strategy. Under the terms of these agreements, Artisan earns a management fee and is entitled to receive an allocation of profits. Artisan made an initial seed investment of $20.0 million in the privately offered investment funds. Certain related parties, including employees, officers and members of the Company’s board invested an additional $12.7 million in the funds. These related party investors currently do not pay a management fee or incentive allocation. In addition, for a period of time following the formation of the privately offered funds, Artisan has agreed to reimburse the funds to the extent that expenses, excluding Artisan’s management fee and transaction related costs, exceed 1.00% per annum of the net assets of the funds. Artisan may also voluntarily waive fees or reimburse the funds for other expenses. Fees for managing the privately offered funds were $3 thousand for the three and nine months ended September 30, 2017, which were eliminated from revenue upon consolidation. Expense reimbursements totaled $82 thousand and $115 thousand for the three and nine months ended September 30, 2017.
Note 15. Subsequent Events
Distributions and dividends
On October 25, 2017, APAM, acting as the general partner of Artisan Partners Holdings, declared a distribution by Artisan Partners Holdings of $37.8 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board of directors of APAM declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on November 30, 2017, to shareholders of record as of November 16, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of September 30, 2017, our eight autonomous investment teams managed a total of 16 investment strategies across multiple asset classes and investment styles. Over our firm’s history we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk. During 2017 we have launched the Thematic and Global Discovery strategies and a privately offered strategy managed by our Credit team, each of which provides our investment talent with significant degrees of freedom with which to add value and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2017, approximately 81% and 19% of our assets under management were managed for clients and investors domiciled in and outside of the U.S., respectively. Over the last five years we have grown our assets under management from clients and investors domiciled outside of the U.S. from $6.7 billion as of September 30, 2012, to $21.9 billion as of September 30, 2017.
As a high-value added investment manager we expect that long-term investment performance will be the primary driver of our long-term business and financial results. If we maintain and evolve existing investment strategies and launch new investment strategies that meet the needs of sophisticated asset allocators and, over the long-term, add value relative to benchmark indices and peers, we are confident that we will continue to generate strong business and financial results. Over the last five years, we have grown our total assets under management from $69.8 billion as of September 30, 2012, to $113.7 billion as of September 30, 2017
Over shorter time periods, changes in our business and financial results are largely driven by market conditions and fluctuations in our assets under management that may not necessarily be the result of our long-term investment performance or the long-term demand for our strategies. For this reason, we expect that our business and financial results will be lumpy over time. During the third quarter of 2017, our assets under management increased to $113.7 billion, an increase of $4.3 billion, or 3.9%, compared to $109.4 billion at June 30, 2017, as a result of $5.4 billion in market appreciation, partially offset by $1.2 billion of net client cash outflows.
Compared to September 30, 2016, assets under management increased $13.9 billion, or 13.9%, due to $17.1 billion in market appreciation, partially offset by $3.2 billion of net client cash outflows. Average assets under management for the September quarter of 2017 was $111.4 billion, an increase of 13.4% from the average of $98.2 billion for the September quarter of 2016.
We strive to maintain a financial model that is transparent and predictable. We derive essentially all of our revenues from investment management fees, nearly all of which are based on a specified percentage of clients’ average assets under management. A majority of our expenses, including most of our compensation expense, vary directly with changes in our revenues. We invest thoughtfully to support our investment teams and future growth, while also paying out to shareholders and partners a majority of the cash that we generate from operations through distributions and dividends. Revenues were $584.9 million for the nine months ended September 30, 2017, an 8% increase from revenues of $539.4 million for the nine months ended September 30, 2016. GAAP operating margin was 35.1% for the nine months ended September 30, 2017, compared to 32.6% for the nine months ended September 30, 2016. Adjusted operating margin was 37.2% for the nine months ended September 30, 2017, compared to 36.6% for the nine months ended September 30, 2016.
Business highlights for the third quarter of 2017 included:

•	Our assets under management as of September 30, 2017 were $113.7 billion, our highest quarter-end assets under management.

•
Our investment teams continue to generate strong absolute and relative investment returns for clients and investors. Ten of our 13 investment strategies with at least a one-year track record have outperformed their broad-based benchmarks since inception, net of fees.

•
During the quarter, we launched the Global Discovery strategy managed by our Growth team. The Global Discovery strategy is the third strategy we have launched in 2017, which is the most strategies we have ever established in a single year.

•	We refinanced $60 million of senior notes and extended our $100 million revolving credit facility through August 2022.

•	We declared and paid dividends of $0.60 per share of Class A common stock.

Organizational Structure
Organizational Structure
Our operations are conducted through Artisan Partners Holdings (“Holdings”) and its subsidiaries. On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and Artisan Partners Holdings LP completed a series of transactions (“the IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company.
Our employees and other limited partners of Holdings held approximately 34% of the equity interests in Holdings as of September 30, 2017. As a result, our post-IPO results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2017 Follow-On Offering and Holdings Unit Exchanges
On February 28, 2017, APAM completed an offering of 5,626,517 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 5,626,517 common units from certain limited partners of Holdings. In connection with the offering, APAM received 5,626,517 GP units of Holdings.
During the nine months ended September 30, 2017, certain limited partners of Holdings exchanged 998,178 common units (along with a corresponding number of shares of Class B or C common stock of APAM) for 998,178 shares of Class A common stock. In connection with the exchanges, APAM received 998,178 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 57% at December 31, 2016 to 66% at September 30, 2017, as a result of these transactions and other equity transactions during the period.
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2017 is summarized as follows:

	Amounts payable under tax receivable agreements	Deferred Tax Asset - Amortizable basis
	(unaudited; in millions)
December 31, 2016	$586.2	$653.9
2017 Follow-On Offering and Exchanges	111.1	130.7
Amortization	—	(31.9)
Payments under TRA	(30.2)	—
Change in estimate	(0.5)	(0.3)
September 30, 2017	$666.6	$752.4

Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. During the three and nine months ended September 30, 2017, market appreciation increased our assets under management by 5.0% and 20.4%, respectively. The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
S&P 500 total returns	4.5%	3.9%	14.2%	7.8%
MSCI All Country World total returns	5.2%	5.3%	17.3%	6.6%
MSCI EAFE total returns	5.4%	6.4%	20.0%	1.7%
Russell Midcap® total returns	3.5%	4.5%	11.7%	10.3%
MSCI Emerging Markets Index	7.9%	9.0%	27.8%	16.0%
BofA Merrill Lynch U.S. High Yield Master II Total Return Index	2.0%	5.5%	7.1%	15.3%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	(unaudited; dollars in millions)
Assets under management at period end	$113,688		$99,817		$113,688		$99,817
Average assets under management (1)	$111,372		$98,234		$106,622		$95,926
Net client cash flows	$(1,157)		$(935)		$(2,951)		$(4,594)
Total revenues	$204.6		$184.1		$584.9		$539.4
Weighted average fee (2)	72.9	bps	74.5	bps	73.3	bps	75.0	bps
Operating margin	39.4%		33.6%		35.1%		32.6%
Adjusted operating margin (3)	39.4%		37.3%		37.2%		36.6%

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
The period-over-period changes in these metrics are discussed below. The decrease in the weighted average fee rate is primarily a result of the shift in the mix of our assets under management between our investment strategies and vehicles, primarily the reduction in the proportion of our total assets managed through Artisan Funds.
Management fees and assets under management within our consolidated investment products are excluded from the weighted average fee calculations and from total revenues, since any such revenues are eliminated upon consolidation. Assets under management within our privately offered strategies are included in the reported firm-wide, separate account, and institutional assets under management figures reported below.
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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.
The table below sets forth changes in our total assets under management:

	For the Three Months Ended September 30,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Beginning assets under management	$109,405	$94,959	$14,446	15.2%
Gross client cash inflows	3,660	4,219	(559)	(13.2)%
Gross client cash outflows	(4,817)	(5,154)	337	6.5%
Net client cash flows	(1,157)	(935)	(222)	(23.7)%
Market appreciation (depreciation) (1)	5,440	5,793	(353)	(6.1)%
Net transfers (2)	—	—	—	—%
Ending assets under management	$113,688	$99,817	$13,871	13.9%
Average assets under management	$111,372	$98,234	$13,138	13.4%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	For the Nine Months Ended September 30,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Beginning assets under management	$96,845	$99,848	$(3,003)	(3.0)%
Gross client cash inflows	13,028	12,582	446	3.5%
Gross client cash outflows	(15,979)	(17,176)	1,197	7.0%
Net client cash flows	(2,951)	(4,594)	1,643	35.8%
Market appreciation (depreciation) (1)	19,794	4,563	15,231	333.8%
Net transfers (2)	—	—	—	—%
Ending assets under management	$113,688	$99,817	$13,871	13.9%
Average assets under management	$106,622	$95,926	$10,696	11.2%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Across the firm, we experienced total net outflows of $1.2 billion and $3.0 billion during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017, our Non-U.S. Growth strategy experienced net outflows of $0.8 billion and $2.7 billion, respectively, and our Mid-Cap Growth strategy experienced net outflows of $0.5 billion and $1.7 billion, respectively. We expect both strategies to continue to experience net outflows. During the same periods, our Global Opportunities strategy experienced net inflows of $0.3 billion and $1.4 billion, respectively, our Developing World strategy experienced net inflows of $0.4 billion and $0.7 billion, respectively, and our High Income strategy experienced net inflows of $0.1 billion and $0.4 billion, respectively. We expect all three strategies to continue to experience net inflows.
We monitor the availability of attractive investment opportunities relative to the amount of assets we manage in each of our investment strategies. When appropriate, we will close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our aggregate assets under management may be negatively impacted in the short term. We may also re-open a strategy, widely or selectively, to fill available capacity or manage the diversification of our client base in that strategy. We believe that management of our investment capacity protects our ability to manage assets successfully, which protects the interests of our clients and, in the long term, protects our ability to retain client assets and maintain our profit margins.
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
In November 2017 we expect the Artisan Funds will make their annual income and capital gains distributions. Based on our current estimates, we expect this year’s distributions to result in about $450 million of net client cash outflows from investors who choose not to reinvest their dividends. In November 2016 those distributions resulted in approximately $294 million of net client cash outflows.
The table below sets forth the total assets under management for each of our investment teams and strategies as of September 30, 2017, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2017. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 12% of our assets under management at September 30, 2017, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Global Equity Team
Non-U.S. Growth Strategy	1/1/1996	$26,727	17.06%	4.47%	8.77%	3.76%	10.45%	547
MSCI EAFE Index			19.10%	5.03%	8.37%	1.34%	4.98%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$748	14.92%	7.43%	10.00%	4.95%	13.59%	297
MSCI EAFE Small Cap Index			21.84%	11.12%	12.84%	4.63%	10.63%
Global Equity Strategy	4/1/2010	$1,358	20.52%	10.07%	12.89%	N/A	12.75%	416
MSCI All Country World Index			18.65%	7.43%	10.19%	N/A	8.59%
U.S. Value Team
U.S. Mid-Cap Value Strategy	4/1/1999	$6,543	16.52%	7.59%	12.48%	9.05%	13.41%	399
Russell Midcap® Index			15.32%	9.53%	14.25%	8.07%	9.42%
Russell Midcap® Value Index			13.37%	9.18%	14.32%	7.84%	10.03%
Value Equity Strategy	7/1/2005	$2,132	18.40%	9.72%	12.27%	7.13%	8.70%	2
Russell 1000® Index			18.54%	10.62%	14.26%	7.54%	8.68%
Russell 1000® Value Index			15.12%	8.53%	13.19%	5.91%	7.48%
Growth Team
U.S. Mid-Cap Growth Strategy	4/1/1997	$13,563	13.52%	9.03%	13.11%	9.58%	15.08%	473
Russell Midcap® Index			15.32%	9.53%	14.25%	8.07%	10.35%
Russell Midcap® Growth Index			17.82%	9.95%	14.17%	8.19%	9.05%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,255	14.98%	13.17%	13.72%	9.09%	10.40%	88
Russell 2000® Index			20.74%	12.16%	13.78%	7.84%	9.51%
Russell 2000® Growth Index			20.98%	12.16%	14.27%	8.46%	7.85%
Global Opportunities Strategy	2/1/2007	$14,813	19.91%	13.27%	14.56%	9.80%	10.80%	601
MSCI All Country World Index			18.65%	7.43%	10.19%	3.88%	4.79%
Global Discovery Strategy	9/1/2017	$14	N/A	N/A	N/A	N/A	1.35%	(58)
MSCI All Country World Index			N/A	N/A	N/A	N/A	1.93%
Global Value Team
Non-U.S. Value Strategy	7/1/2002	$21,208	21.84%	9.02%	13.02%	8.47%	13.03%	647
MSCI EAFE Index			19.10%	5.03%	8.37%	1.34%	6.57%
Global Value Strategy	7/1/2007	$19,471	21.88%	10.13%	13.91%	9.85%	9.21%	509
MSCI All Country World Index			18.65%	7.43%	10.19%	3.88%	4.13%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$302	26.19%	9.54%	6.19%	1.82%	6.30%	48
MSCI Emerging Markets Index			22.46%	4.90%	3.98%	1.32%	5.82%
Credit Team
High Income Strategy(2)	4/1/2014	$2,437	11.12%	8.73%	N/A	N/A	8.16%	298
BofA Merrill Lynch High Yield Master II Index			9.06%	5.86%	N/A	N/A	5.18%
Developing World Team
Developing World Strategy	7/1/2015	$2,066	24.41%	N/A	N/A	N/A	13.27%	589
MSCI Emerging Markets Index			22.46%	N/A	N/A	N/A	7.38%
Thematic Team
Thematic Strategy	5/1/2017	$15	N/A	N/A	N/A	N/A	17.29%	1,068
S&P 500 Market Index			N/A	N/A	N/A	N/A	6.61%
Total Assets Under Management(3)		$113,688
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
(3) The Total Assets Under Management includes $36 million of AUM managed in a privately offered strategy managed by the Credit Team.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team
Three Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Thematic	Total
September 30, 2017	(unaudited; in millions)
Beginning assets under management	$28,194	$8,692	$29,881	$38,547	$277	$2,306	$1,496	$12	$109,405
Gross client cash inflows	533	232	1,019	1,163	2	224	485	2	3,660
Gross client cash outflows	(1,527)	(552)	(1,310)	(1,262)	(2)	(114)	(49)	(1)	(4,817)
Net client cash flows	(994)	(320)	(291)	(99)	—	110	436	1	(1,157)
Market appreciation (depreciation)	1,633	303	1,055	2,231	25	57	134	2	5,440
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$28,833	$8,675	$30,645	$40,679	$302	$2,473	$2,066	$15	$113,688
Average assets under management	$28,541	$8,660	$30,236	$39,425	$293	$2,394	$1,809	$14	$111,372
September 30, 2016
Beginning assets under management	$29,322	$8,280	$24,160	$30,698	$213	$1,563	723	$—	$94,959
Gross client cash inflows	949	297	1,268	1,353	4	232	116	—	4,219
Gross client cash outflows	(1,941)	(779)	(1,114)	(1,202)	(2)	(92)	(24)	—	(5,154)
Net client cash flows	(992)	(482)	154	151	2	140	92	—	(935)
Market appreciation (depreciation)	1,208	367	1,893	2,147	20	81	77	—	5,793
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$29,538	$8,165	$26,207	$32,996	$235	$1,784	892	—	$99,817
Average assets under management	$29,680	$8,238	$25,508	$32,073	$228	$1,698	809	$—	$98,234
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	By Investment Team
Nine Months Ended	Global Equity	U.S. Value	Growth	Global Value	Emerging Markets	Credit	Developing World	Thematic(1)	Total
September 30, 2017	(unaudited; in millions)
Beginning assets under management	$25,510	$8,588	$25,714	$33,940	$228	$1,878	$987	$—	$96,845
Gross client cash inflows	2,357	1,348	3,644	3,849	9	921	886	14	13,028
Gross client cash outflows	(5,443)	(1,941)	(4,177)	(3,743)	(5)	(485)	(184)	(1)	(15,979)
Net client cash flows	(3,086)	(593)	(533)	106	4	436	702	13	(2,951)
Market appreciation (depreciation)	6,409	680	5,464	6,633	70	159	377	2	19,794
Net transfers(2)	—	—	—	—	—	—	—	—	—
Ending assets under management	$28,833	$8,675	$30,645	$40,679	$302	$2,473	$2,066	$15	$113,688
Average assets under management	$27,701	$8,732	$28,809	$37,425	$269	$2,216	$1,462	$13	$106,622
September 30, 2016
Beginning assets under management	$32,434	$10,369	$24,929	$30,182	$571	$989	374	$—	$99,848
Gross client cash inflows	3,061	1,224	3,223	3,715	7	909	443	—	12,582
Gross client cash outflows	(5,377)	(4,681)	(3,551)	(2,819)	(398)	(298)	(52)	—	(17,176)
Net client cash flows	(2,316)	(3,457)	(328)	896	(391)	611	391	—	(4,594)
Market appreciation (depreciation)	(580)	1,253	1,606	1,918	55	184	127	—	4,563
Net transfers(2)	—	—	—	—	—	—	—	—	—
Ending assets under management	$29,538	$8,165	$26,207	$32,996	$235	$1,784	892	—	$99,817
Average assets under management	$29,904	$8,873	$24,075	$30,701	$314	$1,432	627	$—	$95,926
(1) For the Thematic team, average assets under management is for the period between April 24, 2017, when the team’s strategy began investment operations, and September 30, 2017.
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
The table below sets forth our assets under management by distribution channel:

	As of September 30, 2017(1)		As of September 30, 2016(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$75,121	66.1%	$65,047	65.2%
Intermediary	33,452	29.4%	29,569	29.6%
Retail	5,115	4.5%	5,201	5.2%
Ending Assets Under Management	$113,688	100.0%	$99,817	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which makes up approximately 14% of our total assets under management as of September 30, 2017.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2017	(unaudited; in millions)
Beginning assets under management	$54,588	$54,817	$109,405
Gross client cash inflows	2,948	712	3,660
Gross client cash outflows	(3,246)	(1,571)	(4,817)
Net client cash flows	(298)	(859)	(1,157)
Market appreciation (depreciation)	2,636	2,804	5,440
Net transfers (1)	(445)	445	—
Ending assets under management	$56,481	$57,207	$113,688
Average assets under management	$55,358	$56,014	$111,372
September 30, 2016
Beginning assets under management	$50,206	$44,753	$94,959
Gross client cash inflows	3,323	896	4,219
Gross client cash outflows	(3,907)	(1,247)	(5,154)
Net client cash flows	(584)	(351)	(935)
Market appreciation (depreciation)	2,904	2,889	5,793
Net transfers (1)	(46)	46	—
Ending assets under management	$52,480	$47,337	$99,817
Average assets under management	$51,692	$46,542	$98,234
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2017	(unaudited; in millions)
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	9,602	3,426	13,028
Gross client cash outflows	(11,663)	(4,316)	(15,979)
Net client cash flows	(2,061)	(890)	(2,951)
Market appreciation (depreciation)	9,703	10,091	19,794
Net transfers (1)	(528)	528	—
Ending assets under management	$56,481	$57,207	$113,688
Average assets under management	$53,678	$52,965	$106,622
September 30, 2016
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	9,753	2,830	12,583
Gross client cash outflows	(12,859)	(4,318)	(17,177)
Net client cash flows	(3,106)	(1,488)	(4,594)
Market appreciation (depreciation)	2,158	2,405	4,563
Net transfers (1)	(98)	98	—
Ending assets under management	$52,480	$47,337	$99,817
Average assets under management	$51,072	$44,854	$95,926
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended September 30, 2017, Compared to Three months ended September 30, 2016

	For the Three Months Ended September 30,		For the Period-to-Period
	2017	2016	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$204.6	$184.1	$20.5	11%
Operating Expenses
Total compensation and benefits	98.5	96.3	2.2	2%
Other operating expenses	25.4	25.8	(0.4)	(2)%
Total operating expenses	123.9	122.1	1.8	1%
Total operating income	80.7	62.0	18.7	30%
Non-operating income (loss)
Interest expense	(2.9)	(3.0)	0.1	3%
Other non-operating income	2.2	1.6	0.6	38%
Total non-operating income (loss)	(0.7)	(1.4)	0.7	50%
Income before income taxes	80.0	60.6	19.4	32%
Provision for income taxes	21.5	15.1	6.4	42%
Net income before noncontrolling interests	58.5	45.5	13.0	29%
Less: Noncontrolling interests - Artisan Partners Holdings	27.2	26.4	0.8	3%
Less: Noncontrolling interests - consolidated investment products	0.6	—	0.6	100%
Net income attributable to Artisan Partners Asset Management Inc.	$30.7	$19.1	$11.6	61%
Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.61	$0.41
Weighted average basic and diluted shares of Class A common stock outstanding	45,890,291	38,646,194
Revenues
Essentially all of our revenues consist of investment management fees earned from managing clients’ assets. Our investment management fees fluctuate based on a number of factors, including the total value of our assets under management, the composition of assets under management among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and for the few accounts on which we earn performance-based fees, the investment performance of those accounts relative to their designated benchmarks.
The increase in revenues of $20.5 million, or 11%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was driven primarily by a $13.1 billion, or 13%, increase in our average assets under management. The increase was partially offset by the decline in our weighted average investment management fee from 74.5 basis points for the three months ended September 30, 2016 to 72.9 basis points for the three months ended September 30, 2017. The decrease in the weighted average fee rate is primarily the result of a shift in the mix of our assets under management between our investment strategies and vehicles, mainly a reduction in the proportion of our total assets managed through Artisan Funds.
The following table sets forth the weighted average fee and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2017	2016	2017	2016
	(unaudited; dollars in millions)
Investment management fees	$75.9	$64.1	$128.7	$120.0
Weighted average fee	53.8 basis points	54.6 basis points	92.2 basis points	92.4 basis points
Percentage of ending AUM	50%	47%	50%	53%

Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
The increase in total operating expenses of $1.8 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was a result of higher incentive compensation expense due to increased revenues, increased post-IPO equity compensation expense, an increase in the number of full-time employees, and costs incurred related to our eighth investment team founded in the fourth quarter of 2016. These increases were partially offset by a decrease in third-party intermediary expense and the elimination of pre-offering related equity compensation expense.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$86.0	$78.0	$8.0	10%
Restricted share-based award compensation expense	12.5	11.6	0.9	8%
Total salaries, incentive compensation and benefits	98.5	89.6	8.9	10%
Pre-offering related compensation - share-based awards	—	6.8	(6.8)	(100)%
Total compensation and benefits	$98.5	$96.4	$2.1	2%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $6.0 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue and average assets under management. The remaining increase is primarily due to costs associated with our eighth investment team, which was founded in the fourth quarter of 2016.
Restricted share-based award compensation expense increased $0.9 million primarily as a result of our January 2017 grant of 1,267,250 restricted stock awards and 1,250 restricted stock units of Class A common stock to certain of our employees. Total compensation expense associated with the 2017 grants is expected to be approximately $35.9 million over the recognition period.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $6.8 million as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 48% and 49% of our revenues for the three months ended September 30, 2017, and 2016, respectively.
Other operating expenses
Other operating expenses decreased $0.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to a $0.5 million decrease in distribution, servicing and marketing expenses as a result of a decrease in third-party intermediary payments due to lower assets under management sourced through third-party intermediaries (across all channels) that charge a fee for administrative and distribution services, a portion of which is borne by Artisan.
Non-Operating Income (Loss)
Non-operating income (loss) for the three months ended September 30, 2017 includes $0.5 million of income relating to changes in the estimate of the payment obligation under the tax receivable agreements, compared to $0.7 million of income for the three months ended September 30, 2016. The effect of changes in that estimate after the date of an exchange or sale is included in net income. Similarly, the effect of changes in the estimate of enacted tax rates and in applicable tax laws are included in net income.
Non-operating income (loss) for the three months ended September 30, 2017 also includes $1.6 million of income related to investments gains of consolidated investment products.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2017 and 2016, was 26.9% and 25.0%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 38% and 47% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2017 and 2016, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. The effective tax rate in both periods increased due to higher tax expense related to the vesting of restricted share-based awards, net of dividends paid on unvested share-based awards. In addition to such net unfavorable impact, the effective tax rate also increased for the three months ended September 30, 2016 as a result of the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, as a result of the 2017 Follow-On Offering, Holdings unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Nine months ended September 30, 2017, Compared to Nine months ended September 30, 2016

	For the Nine Months Ended September 30,		Period-to-Period
	2017	2016	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$584.9	$539.4	$45.5	8%
Operating Expenses
Total compensation and benefits	300.9	286.8	14.1	5%
Other operating expenses	78.8	76.9	1.9	2%
Total operating expenses	379.7	363.7	16.0	4%
Total operating income	205.2	175.7	29.5	17%
Non-operating income (loss)
Interest expense	(8.7)	(8.8)	0.1	1%
Other non-operating income	2.6	1.6	1.0	63%
Total non-operating income (loss)	(6.1)	(7.2)	1.1	15%
Income before income taxes	199.1	168.5	30.6	18%
Provision for income taxes	49.2	39.3	9.9	25%
Net income before noncontrolling interests	149.9	129.2	20.7	16%
Less: Noncontrolling interests - Artisan Partners Holdings	72.2	75.5	(3.3)	(4)%
Less: Noncontrolling interests - consolidated investment products	0.6	—	0.6	100%
Net income attributable to Artisan Partners Asset Management Inc.	$77.1	$53.7	$23.4	44%
Per Share Data
Basic and diluted earnings per share - Class A common shares	$1.48	$1.15
Weighted average shares of Class A common stock outstanding	44,068,172	37,883,039

Revenues
The increase in revenues of $45.5 million, or 8%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was driven primarily by a $10.7 billion, or 11%, increase in our average assets under management. The increase was partially offset by the decline in our weighted average investment management fee from 75.0 basis points for the nine months ended September 30, 2016 to 73.3 basis points for the nine months ended September 30, 2017. The decrease in the weighted average fee rate is primarily the result of a shift in the mix of our assets under management between our investment strategies and vehicles, mainly a reduction in the proportion of our total assets managed through Artisan Funds.
The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2017	2016	2017	2016
	(unaudited; dollars in millions)
Investment management fees	$214.9	$185.8	$370.0	$353.5
Weighted average fee	54.2 basis points	55.2 basis points	92.1 basis points	92.5 basis points
Percentage of ending AUM	50%	47%	50%	53%
Operating Expenses
The increase in total operating expenses of $16.0 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was a result of higher incentive compensation expense due to increased revenues, an increase in the number of full-time employees, costs incurred related to our eighth investment team founded in the fourth quarter of 2016, increases in general and administrative and technology expenses, and increased post-IPO equity compensation expense. These increases were partially offset by decreases in third-party intermediary and pre-offering related equity compensation expenses.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2017	2016	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$251.6	$232.3	$19.3	8%
Restricted share-based award compensation expense	36.6	32.8	3.8	12%
Total salaries, incentive compensation and benefits	288.2	265.1	23.1	9%
Pre-offering related compensation - share-based awards	12.7	21.7	(9.0)	(41)%
Total compensation and benefits	$300.9	$286.8	$14.1	5%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by a $13.2 million increase in incentive compensation paid to our investment and marketing professionals as a result of higher investment management fee revenue. The remaining increase is primarily due to costs associated with an increase in the number of employees, including employees on our eighth investment team.
Restricted share-based award compensation expense increased $3.8 million primarily as a result of restricted share-based awards granted in January 2017.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $9.0 million, as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 49% of our revenues for the nine months ended September 30, 2017, and 2016.

Other operating expenses
Other operating expenses increased $1.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a $1.9 million increase in general and administrative expenses, which can fluctuate from period to period, and a $1.3 million increase in communication and technology expenses as a result of increased information subscriptions and market data costs.
The increases were partially offset by a $2.3 million decrease in distribution, servicing and marketing expenses as a result of a decrease in third-party intermediary expenses due to lower assets under management sourced through third-party intermediaries (across all channels) that charge a fee for administrative and distribution services, a portion of which is borne by Artisan.
Non-Operating Income (Loss)
Non-operating income (loss) for the nine months ended September 30, 2017 includes $0.5 million of income relating to changes in the estimate of the payment obligation under the tax receivable agreements, compared to $0.7 million of income for the nine months ended September 30, 2016. The effect of changes in that estimate after the date of an exchange or sale is included in net income. Similarly, the effect of changes in the estimate of enacted tax rates and in applicable tax laws are included in net income.
Non-operating income (loss) for the nine months ended September 30, 2017 also includes $1.6 million of income related to investments gains of consolidated investment products.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the nine months ended September 30, 2017 and 2016, was 24.7% and 23.3%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 38% and 47% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2017 and 2016, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. These favorable impacts were partially offset by the impact of certain permanent items, primarily attributable to pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), and (3) net investment gain (loss) of consolidated investment products. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), and (3) net investment gain (loss) of consolidated investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 37.0% for the periods presented.

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

•
Adjusted EBITDA represents adjusted net income before taxes, interest expense and depreciation and amortization, adjusted to exclude the impact of net income attributable to non-controlling interests, pre-offering related compensation, net gain (loss) on the tax receivable agreements (if any), and net investment gain (loss) of consolidated investment products.

Pre-offering related compensation includes the amortization of unvested Class B common units of Artisan Partners Holdings that were granted before and were unvested at our IPO, which closed on March 12, 2013. As of July 1, 2017, all Class B common units of Artisan Partners Holdings were fully vested and expensed.
Net gain (loss) on the tax receivable agreements represents the income (expense) associated with the change in estimate of amounts payable under the tax receivable agreements entered into in connection with APAM’s initial public offering and related reorganization.
Net investment gain (loss) of consolidated investment products represents the investment income (loss) related to investment products that are included in the Company’s consolidated financial statements because Artisan holds a controlling financial interest in the respective investment entities.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$30.7	$19.1	$77.1	$53.7
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	27.2	26.4	72.2	75.5
Add back: Provision for income taxes	21.5	15.1	49.2	39.3
Add back: Pre-offering related compensation - share-based awards	—	6.7	12.7	21.7
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	(0.7)	(0.5)	(0.7)
Add back: Net investment (gain) loss of consolidated investment products attributable to APAM	(0.9)	—	(0.9)	—
Less: Adjusted provision for income taxes	28.9	24.6	77.6	70.1
Adjusted net income (Non-GAAP)	$49.1	$42.0	$132.2	$119.4

Average shares outstanding
Class A common shares	45.9	38.6	44.1	37.9
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	4.2	3.6	4.2	3.6
Artisan Partners Holdings units outstanding (noncontrolling interest)	25.7	32.4	27.3	33.0
Adjusted shares	75.8	74.6	75.6	74.5

Basic and diluted earnings per share (GAAP)	$0.61	$0.41	$1.48	$1.15
Adjusted net income per adjusted share (Non-GAAP)	$0.65	$0.56	$1.75	$1.60

Operating income (GAAP)	$80.7	$62.0	$205.2	$175.7
Add back: Pre-offering related compensation - share-based awards	—	6.7	12.7	21.7
Adjusted operating income (Non-GAAP)	$80.7	$68.7	$217.9	$197.4

Operating margin (GAAP)	39.4%	33.6%	35.1%	32.6%
Adjusted operating margin (Non-GAAP)	39.4%	37.3%	37.2%	36.6%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$30.7	$19.1	$77.1	$53.7
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	27.2	26.4	72.2	75.5
Add back: Pre-offering related compensation - share-based awards	—	6.7	12.7	21.7
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	(0.7)	(0.5)	(0.7)
Add back: Net investment (gain) loss of consolidated investment products attributable to APAM	(0.9)	—	(0.9)	—
Add back: Interest expense	2.9	3.0	8.7	8.8
Add back: Provision for income taxes	21.5	15.1	49.2	39.3
Add back: Depreciation and amortization	1.3	1.4	3.8	3.8
Adjusted EBITDA (Non-GAAP)	$82.2	$71.0	$222.3	$202.1

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities attributable to consolidated investment products are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2017, and December 31, 2016.

	September 30, 2017	December 31, 2016
	(unaudited; in millions)
Cash and cash equivalents	$202.6	$156.8
Accounts receivable	$73.7	$59.7
Undrawn commitment on revolving credit facility	$100.0	$100.0
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2017, none of our receivables were considered uncollectable.
In August 2012, we issued $200.0 million in unsecured notes and entered into a $100.0 million five-year revolving credit facility. The notes were comprised of three series, Series A, Series B, and Series C, each with a balloon payment at maturity. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100.0 million revolving credit facility was unused as of and for the nine months ended September 30, 2017.
In September 2017, we amended the 2012 Note Purchase Agreement with respect to the Series B and Series C notes that remain outstanding. Among other things, the amendment conformed certain terms and conditions applicable to the Series B and Series C notes to those applicable to the Series D notes.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2017.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2017 and 2016, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$27.1	$32.9	$81.9	$95.3
Holdings Partnership Distributions to APAM	$50.1	$39.6	$133.6	$112.8
Total Holdings Partnership Distributions	$77.2	$72.5	$215.5	$208.1
On October 25, 2017, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $37.8 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2017 and 2016:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
Quarterly	Class A Common	$0.60	$0.60	$1.80	$1.80
Special Annual	Class A Common	$—	$—	$0.36	$0.40
On October 25, 2017, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on November 30, 2017 to shareholders of record as of November 16, 2017.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of $0.60 per share of Class A common stock during 2017. After the end of the year, our board will consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $666.6 million liability as of September 30, 2017. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates would be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2017, we made payments of $30.2 million related to the TRAs. We do not plan to make any additional payments related to the TRAs in 2017.

Cash Flows

	For the Nine Months Ended September 30,
	2017	2016
	(unaudited; in millions)
Cash as of January 1	$156.8	$166.2
Net cash provided by operating activities	249.6	258.3
Net cash provided by (used in) investing activities	(3.2)	(4.6)
Net cash used in financing activities	(200.6)	(207.3)
Cash as of September 30	$202.6	$212.6
Operating activities provided net cash of $249.6 million and $258.3 million for the nine months ended September 30, 2017 and 2016, respectively. The $8.7 million decrease in cash provided by operating activities was primarily due to $36.1 million of net operating cash flows used by consolidated investment products, partially offset by increased revenues and operating income resulting from an increase in average assets under management. For the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, our operating income, excluding share-based and pre-offering related compensation expenses, increased $24.3 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Investing activities used net cash of $3.2 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively. The $1.4 million decrease in net cash used by investing activities was primarily due to a $2.3 million decrease in acquisition of property and equipment and leasehold improvements, offset by a $0.9 million decrease in net sales of investment securities during the nine months ended September 30, 2017.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the TRAs. Financing activities used net cash of $200.6 million and $207.3 million for the nine months ended September 30, 2017 and 2016, respectively. The $6.7 million decrease in net cash used by financing activities was primarily the result of $14.7 million of contributions from non-controlling interests in our consolidated investment products, and a $13.5 million decrease in distributions to limited partners, partially offset by a $10.5 million increase in dividends paid. Payments of amounts owed under the TRAs increased $9.3 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Certain Contractual Obligations
As of September 30, 2017, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 21, 2017, except for the issuance of $60 million of borrowings and increases in the TRA liability during the year.
As described above, Holdings issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. The Series D notes mature on August 16, 2025.
As previously discussed in this report, the TRA liability increased from $586.2 million at December 31, 2016, to $666.6 million at September 30, 2017. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2017, we made payments of $30.2 million related to the TRAs. We do not plan to make any additional payments related to the TRAs in 2017.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended September 30, 2017, 66,423 shares of Class B common stock were canceled, and 66,423 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2017)

10.2
Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2017)

10.3	Note Purchase Agreement, dated August 16, 2012, as amended September 15, 2017, among Artisan Partners Holdings LP and the purchasers listed therein
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2017 and 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: November 1, 2017
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)