Form 10-K
period 2017-12-31
Artisan Partners Asset Management Inc.
filed 2018-02-21
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,513,831,509 based on the closing price of $30.70 for one share of Class A common stock, as reported on the New York Stock Exchange on that date. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 16, 2018 were 51,888,532, 11,922,192 and 13,184,527, respectively.

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

i

•
“client” and “clients” refer to investors who access our investment management services by investing in funds, including Artisan Funds, Artisan Global Funds, or Artisan sponsored private funds, or by engaging us to manage a separate account in one or more of our investment strategies (such accounts include collective investment trusts and other pooled investment vehicles for which we are investment adviser, each of which we manage on a separate account basis).

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

•	“2015 Follow-On Offering” means the registered offering of 3,831,550 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on March 9, 2015.

•	“2017 Follow-On Offering” means the registered offering of 5,626,517 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on February 28, 2017.
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
Forward-looking statements include, but are not limited to, statements about:

•	our anticipated future results of operations;

•	our potential operating performance and efficiency;

•	our expectations with respect to the performance of our investment strategies;

•	our expectations with respect to future levels of assets under management, including the capacity of our strategies and client cash inflows and outflows;

•	our expectations with respect to industry trends and how those trends may impact our business;

•	our financing plans, cash needs and liquidity position;

•	our intention to pay dividends and our expectations about the amount of those dividends;

•	our expected levels of compensation of our employees, including equity compensation;

•	our expectations with respect to future expenses and the level of future expenses;

•	our expected tax rate, and our expectations with respect to deferred tax assets; and

•	our estimates of future amounts payable pursuant to our tax receivable agreements.

Performance and Assets Under Management Information Used in this Report
We manage investments primarily through pooled investment funds and separate accounts. We serve as investment adviser to Artisan Funds and as investment manager of Artisan Global Funds. We refer to funds and other accounts that are managed by us with a broadly common investment objective and substantially in accordance with a single model account as being part of the same investment “strategy”.
We measure the results both of our individual funds and of our “composites”, which represent the aggregate performance of all discretionary client accounts, including funds, invested in the same strategy, except those accounts with respect to which we believe client-imposed investment restrictions (such as socially-based restrictions) may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts are maintained in separate composites, which are not presented in this report).
The performance of accounts with investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with client restrictions and the weightings in the portfolio of other securities are correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Our assets under management in accounts with investment restrictions and non-U.S. dollar accounts represented approximately 2% and 10%, respectively, of our assets under management as of December 31, 2017. Results for any investment strategy described herein, and for different investment vehicles within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings.
The returns for any strategy may be positive or negative, and past performance does not guarantee future results. In this report, we refer to the date on which we began tracking the performance of an investment strategy as that strategy’s “inception date”.
In this report, we present the average annual returns of our composites on a “gross” basis, which represent average annual returns before payment of fees payable to us by any portfolio in the composite and are net of commissions and transaction costs. We also present the average annual returns of certain market indices or “benchmarks” for the comparable period. The indices are unmanaged and have differing volatility, credit and other characteristics. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any MSCI, Russell, S&P or ICE BofAML index referred to in this report. At times, this can cause material differences in relative performance. It is not possible to invest directly in any of the indices. The returns of these indices, as presented in this report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends.
The MSCI EAFE Index, the MSCI EAFE Small Cap Index, the MSCI ACWI Index, and the MSCI Emerging Markets Index are trademarks of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this report. MSCI makes no express or implied warranties or representations and shall have no liability whatsoever with respect to any MSCI data contained herein. The MSCI data may not be further redistributed or used to create indices or financial products. This document is not approved or produced by MSCI.
The Russell 2000® Index, the Russell 2000® Value Index, the Russell Midcap® Index, the Russell Midcap® Value Index, the Russell 1000® Index, the Russell 1000® Value Index, the Russell Midcap® Growth Index, the Russell 1000® Growth Index and the Russell 2000® Growth Index are trademarks of Russell Investment Group. Russell Investment Group is the source and owner of the Russell Index data contained or reflected in this report and all trademarks and copyrights related thereto.
The S&P 500 Index is a product of S&P Dow Jones Indices LLC (S&P DJI) and/or its affiliates and has been licensed for use. Copyright© 2017 S&P Dow Jones Indices LLC, a division of S&P Global, Inc. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P® is a registered trademark of S&P Global and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones). None of S&P DJI, Dow Jones, their affiliates or third party licensors makes any representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and none shall have any liability for any errors, omissions, or interruptions of any index or the data included therein.
Source ICE Data Indices, LLC, used with permission. ICE Data Indices, LLC permits use of the ICE BofAML indices and related data on an "as is" basis, makes no warranties regarding same, does not guarantee the suitability, quality, accuracy, timeliness, and/or completeness of the ICE BofAML indices or any data included in, related to, or derived therefrom, assumes no liability in connection with the use of the foregoing, and does not sponsor, endorse, or recommend Artisan Partners or any of its products or services.

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

PART I
Item 1. Business
Overview
Founded in 1994, Artisan is an investment management firm focused on providing high valued added, active investment strategies to sophisticated clients globally. Our autonomous investment teams manage a broad range of U.S., non-U.S. and global investment strategies that are diversified by asset class, market cap and investment style.
Since our founding, we have maintained a business model that is designed to maximize our ability to produce attractive investment results for our clients, and we believe this model has contributed to our success in doing so. We focus on attracting, retaining and developing talented investment professionals by creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, and a high degree of investment autonomy. Each of our investment teams is led by one or more experienced portfolio managers and applies its own unique investment philosophy and process. We believe this autonomous structure promotes independent analysis and accountability among our investment professionals, which we believe promotes superior investment results.
The following table sets forth our revenues and our ending and average assets under management for the periods noted:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Total revenues	$796	$721	$806
Ending assets under management	$115,494	$96,845	$99,848
Average assets under management	$108,754	$96,281	$106,484
Additional information regarding our revenues and our assets under management during the past three years is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, as well as our consolidated financial statements, which are included in Item 8 of this Form 10-K.
Each of our investment strategies is designed to have a clearly articulated, consistent and replicable investment process that is well-understood by clients and managed to achieve long-term performance. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk. During 2017, we continued to expand our degrees of freedom with the launch of the Global Discovery and Thematic strategies, as well as privately offered strategies managed by our Credit team and Thematic team.
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
We offer our investment management capabilities primarily to institutions and through intermediaries that operate with institutional-like decision-making processes and have longer-term investment horizons, by means of separate accounts and pooled vehicles. We access traditional institutional clients primarily through relationships with investment consultants. We access other institutional-like investors primarily through consultants, alliances with major defined contribution/401(k) platforms and relationships with financial advisors and broker-dealers. We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average assets under management. These fees are determined by the investment advisory and sub-advisory agreements that are terminable by clients upon short notice or no notice.

Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap, region and investment style. Each strategy is managed by one of the investment teams described below.
The table below sets forth the total assets under management for each of our investment teams and strategies as of December 31, 2017, the inception date for each investment composite, the value-added by each publicly offered strategy since inception date, and, as applicable, the Overall Morningstar RatingTM for the share class of the respective series of Artisan Funds with the earliest inception date. Performance information for Artisan sponsored privately offered strategies has been intentionally omitted.

Investment Team and Strategy	AUM as of December 31, 2017	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2017	Fund Rating(2) as of December 31, 2017
	(in millions)
Growth Team
Global Opportunities	15,469	February 1, 2007	579	«««««
Global Discovery	16	September 1, 2017	(178)	Not yet rated
U.S. Mid-Cap Growth	12,798	April 1, 1997	453	«««
U.S. Small-Cap Growth	2,345	April 1, 1995	99	«««

Global Equity Team(3)
Global Equity	1,439	April 1, 2010	406	«««
Non-U.S. Growth	27,101	January 1, 1996	542	««
Non-U.S. Small-Cap Growth	695	January 1, 2002	302	««

U.S. Value Team
Value Equity	2,269	July 1, 2005	(5)	«««
U.S. Mid-Cap Value	6,496	April 1, 1999	388	«««

Global Value Team
Global Value	19,930	July 1, 2007	482	««««
Non-U.S. Value	21,757	July 1, 2002	628	«««««

Emerging Markets Team
Emerging Markets	282	July 1, 2006	54	«««

Credit Team
High Income	2,517	April 1, 2014	296	«««««
Privately offered strategy	37	July 1, 2017	Not disclosed	Not applicable

Developing World Team
Developing World	2,253	July 1, 2015	353	Not yet rated

Thematic Team
Thematic	32	May 1, 2017	1,612	Not yet rated
Privately offered strategy	58	November 1, 2017	Not disclosed	Not applicable

Total AUM as of December 31, 2017	115,494
(1) Value-added since inception date is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed or underperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy since its inception date. Value-added for periods less than one year are not annualized. The broad-based market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth Strategy / Non-U.S. Value Strategy-MSCI EAFE Index; Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy / Global Discovery Strategy-MSCI ACWI Index; Non-U.S. Small-Cap Growth Strategy-MSCI EAFE Small Cap Index; U.S. Mid-Cap Growth Strategy / U.S. Mid-Cap Value Strategy-Russell Midcap® Index; U.S. Small-Cap Growth Strategy-Russell 2000® Index; Value Equity Strategy-Russell 1000® Index; Developing World Strategy / Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-ICE BofAML US High Yield Master II Total Return Index; Thematic Strategy-S&P® 500 Index. Unlike the ICE BofAML US High Yield Master II Total Return Index, the Artisan High Income strategy may hold loans and other security types. At times, this causes material differences in relative performance.

(2) The Overall Morningstar RatingTM for a fund is derived from a weighted average of the performance figures associated with its three-year, five-year, and ten-year (if applicable) Morningstar Ratings metrics. The ratings which form the basis for the information reflected in this report, and the fund categories in which they are rated, relating to each Fund’s Investor Share Class are: Artisan Emerging Markets Fund—Diversified Emerging Markets; Artisan Global Equity Fund—World Stock; Artisan Global Opportunities Fund—World Stock; Artisan Global Value
Fund—World Stock; Artisan High Income Fund—High Yield Bond; Artisan International Fund—Foreign Large Blend; Artisan International Small Cap Fund—Foreign Small/Mid Growth; Artisan International Value Fund—Foreign Large Blend; Artisan Mid Cap Fund—Mid-Cap Growth; Artisan Mid Cap Value Fund—Mid-Cap Value; Artisan Small Cap Fund—Small Growth; Artisan Value Fund—Large Value. Morningstar ratings are initially given on a fund’s three year track record and change monthly.

(3) On January 20, 2017, we ceased managing assets in the Global Small-Cap Growth Strategy.

Growth Team
Our Growth team, which was formed in 1997 and is based in Milwaukee, Wisconsin, manages four investment strategies: Global Opportunities, Global Discovery, U.S. Mid-Cap Growth and U.S. Small-Cap Growth. James D. Hamel, Matthew H. Kamm, Craigh A. Cepukenas, and Jason L. White are the portfolio co-managers of all four strategies. Mr. Hamel is the lead portfolio manager of the Global Opportunities strategy; Mr. White is the lead portfolio manager of the Global Discovery strategy; Mr. Kamm is the lead portfolio manager of the U.S. Mid-Cap Growth strategy; and Mr. Cepukenas is the lead portfolio manager of the U.S. Small-Cap Growth strategy. The U.S. Mid-Cap Growth and U.S. Small-Cap Growth strategies are currently closed to most new investors and client relationships. The Global Opportunities strategy is open across pooled vehicles, but closed to most new separate account clients.
The Growth team’s investment process focuses on two distinct elements - security selection and capital allocation. The team identifies companies that have franchise characteristics (e.g. low cost production capability, possession of a proprietary asset, dominant market share or a defensible brand name), are benefiting from an accelerating profit cycle and are trading at a discount to the team’s estimate of private market value. The team looks for companies that are well positioned for long-term growth, which is driven by demand for their products and services at an early enough stage in their profit cycle to benefit from the increased cash flows produced by the emerging profit cycle.
Based on the investment team’s fundamental analysis of a company’s profit cycle, the investment team divides each portfolio into three parts. GardenSM investments generally are small positions in the early part of their profit cycle that may warrant a larger allocation once their profit cycle accelerates. CropSM investments are positions that are being increased to or maintained at a full weight because they are moving through the strongest part of their profit cycle. HarvestSM investments are positions that are being reduced as they near the investment team’s estimate of full valuation or their profit cycle begins to decelerate. The team overlays its investment process with broad knowledge of the global economy in order to position it to find growth wherever it occurs.

	As of December 31, 2017
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	32.73%	15.18%	14.87%	10.46%	11.00%
MSCI ACWI® Index	23.97%	9.29%	10.79%	4.65%	5.21%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	—	—	—	—	5.99%
MSCI ACWI® Index	—	—	—	—	7.77%

U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	21.96%	8.14%	13.46%	9.95%	15.06%
Russell Midcap® Index	18.52%	9.57%	14.95%	9.10%	10.54%
Russell® Midcap Growth Index	25.27%	10.29%	15.30%	9.09%	9.28%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	28.38%	11.71%	15.15%	10.30%	10.56%
Russell 2000® Index	14.65%	9.95%	14.11%	8.70%	9.56%
Russell 2000® Growth Index	22.17%	10.27%	15.20%	9.18%	7.98%
Global Equity Team
Our Global Equity team was formed in 1996 and is primarily based in San Francisco and New York. The Global Equity team manages three investment strategies: Global Equity, Non-U.S. Growth, and Non-U.S. Small-Cap Growth. Mark L. Yockey is the founder of our Global Equity team and has been portfolio manager of each of the team’s strategies since their inception. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy and portfolio co-managers (with Mr. Yockey) of the Global Equity strategy. Mr. Hamker also serves as portfolio co-manager of the Non-U.S. Small-Cap Growth strategy with Mr. Yockey. The Non-U.S. Growth and Non-U.S. Small-Cap Growth strategies are currently closed to most new investors and client relationships. On January 20, 2017, the Global Equity team ceased managing assets in a fourth strategy, the Artisan Global Small-Cap Growth strategy.

The Global Equity team employs a fundamental stock selection process focused on identifying companies within its preferred themes with sustainable growth characteristics at valuations that do not fully reflect their long-term potential. The team identifies long-term secular growth trends with the objective of investing in companies that have meaningful exposure to those trends. The team focuses on companies that are industry leaders with attractive growth and valuation characteristics that will be long-term beneficiaries of those trends.
The team applies a fundamental approach to identifying long-term, sustainable growth characteristics of potential investments. It seeks high-quality companies that typically have a sustainable competitive advantage, a superior business model and a high-quality management team. The team uses multiple valuation metrics to establish a target price range and assesses the relationship between its estimate of a company’s sustainable growth prospects and the company’s current valuation.

	As of December 31, 2017
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	33.31%	10.66%	13.20%	—	13.14%
MSCI ACWI® Index	23.97%	9.29%	10.79%	—	9.08%

Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	32.55%	5.48%	8.57%	3.87%	10.54%
MSCI EAFE® Index	25.03%	7.79%	7.89%	1.94%	5.12%

Non-U.S. Small-Cap Growth (January 1, 2002)
Average Annual Gross Returns	35.54%	10.39%	9.67%	5.51%	13.87%
MSCI EAFE® Small Cap Index	33.01%	14.19%	12.85%	5.77%	10.86%

U.S. Value Team
Our U.S. Value team, which was formed in 1997 and is based in Atlanta and Chicago, manages two investment strategies: Value Equity and U.S. Mid-Cap Value. James C. Kieffer, Thomas A. Reynolds, and Daniel L. Kane are the portfolio co-managers for both strategies. George O. Sertl, Jr., previously a portfolio co-manager of the team’s two strategies, stepped down from portfolio management in October 2017 and provided notice of his intent to retire. On May 23, 2016, the U.S. Value team ceased managing assets in a third strategy, the Artisan U.S. Small-Cap Value strategy.
The U.S. Value team seeks to invest in companies that the team believes are undervalued, are in solid financial condition and have attractive business economics. The team believes companies with these characteristics are less likely to experience eroding values over the long term compared to companies without such characteristics.
The team values a business using what it believes are reasonable expectations for the long-term earnings power and capitalization rates of that business. This results in a range of values for the company that the team believes would be reasonable. The team prefers companies with an acceptable level of debt and positive cash flow, and favors cash-producing businesses that it believes are capable of earning acceptable returns on capital over the company’s business cycle.

	As of December 31, 2017
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	16.99%	11.78%	13.41%	8.44%	9.00%
Russell 1000® Index	21.69%	11.22%	15.70%	8.59%	9.05%
Russell® 1000 Value Index	13.66%	8.64%	14.03%	7.10%	7.77%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	13.69%	8.70%	12.64%	10.17%	13.51%
Russell Midcap® Index	18.52%	9.57%	14.95%	9.10%	9.63%
Russell® Midcap Value Index	13.34%	8.99%	14.67%	9.09%	10.20%

Global Value Team
Our Global Value team was formed in 2002 and is based in San Francisco and Chicago. The team manages two investment strategies: Global Value and Non-U.S. Value. N. David Samra and Daniel J. O’Keefe are the portfolio co-managers of both strategies. Mr. Samra is the lead portfolio manager of the Non-U.S. Value strategy, and Mr. O’Keefe is the lead portfolio manager of the Global Value strategy. The Non-U.S. Value strategy is closed to most new investors and client relationships. The Global Value strategy is open to new relationships through pooled investment vehicles, but generally closed to most new separate account relationships.
The Global Value team employs a fundamental investment process to construct portfolios of companies that the team believes are high quality, undervalued companies with strong balance sheets and shareholder-oriented management teams. The team seeks to invest in companies at a significant discount to its estimate of each company’s intrinsic value. The team also looks for companies with histories of generating strong free cash flow, improving returns on capital and strong competitive positions in their industries. The team believes that investing in companies with strong balance sheets helps to reduce the potential for capital risk and provides company management the ability to build value when attractive opportunities are available. The team’s research process also attempts to identify management teams with a history of building value for shareholders.

	As of December 31, 2017
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	23.47%	10.49%	13.88%	10.45%	9.40%
MSCI ACWI® Index	23.97%	9.29%	10.79%	4.65%	4.58%

Non-U.S. Value (July 1, 2002)
Average Annual Gross Returns	25.34%	9.84%	12.14%	9.04%	13.03%
MSCI EAFE® Index	25.03%	7.79%	7.89%	1.94%	6.74%

Emerging Markets Team
Our Emerging Markets team, which was formed in 2006 and is based in New York, manages a single investment strategy. Maria Negrete-Gruson is the portfolio manager for the Emerging Markets strategy.
The Emerging Markets team seeks to invest in emerging market companies that it believes are uniquely positioned to benefit from the growth potential in emerging markets and possess a sustainable global competitive advantage. The team believes that over the long-term a stock’s price is directly related to the company’s ability to deliver sustainable earnings, which the team determines based upon financial and strategic analyses. The team also believes that a disciplined risk framework allows greater focus on fundamental stock selection. The team incorporates its assessment of company-specific and macroeconomic risks into its valuation analysis to develop a risk adjusted target price. The risk-rating assessment includes a review of country-appropriate macroeconomic risk factors to which a company is exposed. Finally, the team believes that investment opportunities develop when businesses with sustainable earnings are undervalued relative to peers and historical industry, country and regional valuations. The team values a business and develops a price target for a company based on its assessment of the business’s sustainable earnings and risk analysis.

	As of December 31, 2017
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Emerging Markets (July 1, 2006)
Average Annual Gross Returns	41.19%	13.72%	6.83%	2.28%	6.89%
MSCI Emerging Markets IndexSM	37.28%	9.09%	4.35%	1.68%	6.35%
Credit Team
Our Credit team, which was formed in 2014 and is currently based in Mission Woods, Kansas, manages two investment strategies: High Income and a privately offered credit long-short strategy. Bryan L. Krug is the portfolio manager for both strategies. The following description applies to the High Income strategy. Information for the privately offered strategy has been intentionally omitted.
The Credit team seeks to invest in issuers with high quality business models that have compelling risk-adjusted return characteristics. The Credit team’s research process has four primary pillars: business quality; financial strength and flexibility; downside analysis; and value identification.

To understand an issuer’s business model resiliency, the team analyzes the general health of the industry in which an issuer operates, the issuer’s competitive position, the dynamics of industry participants, and the decision-making history of the issuer’s management. The team believes that analyzing the history and trend of free cash flow generation is critical to understanding an issuer’s financial health. The team also considers an issuer’s capital structure, refinancing options, financial covenants, amortization schedules and overall financial transparency. The team seeks to manage the risk of loss on an investment with what it believes to be conservative financial projections that account for industry position, competitive dynamics and positioning within the capital structure. To determine the value of an investment opportunity the team uses multiple metrics. The team looks for credit improvement potential, relative value within an issuer’s capital structure, catalysts for business improvement and potential value stemming from market or industry dislocations.

	As of December 31, 2017
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	9.90%	9.07%	—	—	7.90%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index (Net)	7.48%	6.38%	—	—	4.94%
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

	As of December 31, 2017
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	36.87%	—	—	—	13.24%
MSCI Emerging Markets Index	37.28%	—	—	—	9.71%
Thematic Team
Our Thematic team, which was formed in 2016 and is based in New York, manages two investment strategies: Thematic and a privately offered long-short strategy. Chris Smith is the portfolio manager for both strategies. The following description applies to the Thematic strategy. Information for the privately offered strategy has been intentionally omitted.
The team’s investment approach is based on thematic idea generation, a systematic framework for analyzing companies and proactive risk management. Utilizing this approach, the team seeks to construct a focused portfolio designed to maximize alpha while limiting downside risk over the long term. The team believes the combination of a top-down thematic framework and bottom-up analysis will position a portfolio to deliver attractive risk-adjusted returns over the long term.

	As of December 31, 2017
Investment Strategy (Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Thematic (May 1, 2017)
Average Annual Gross Returns	—	—	—	—	29.81%
S&P 500 Index	—	—	—	—	13.70%

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
We continue to expand our distribution efforts into non-U.S. markets, with our primary non-U.S. efforts focused currently on the United Kingdom, other European countries, Australia, Canada and certain Asian countries where we believe there is growing demand for global and non-U.S. investment strategies. In our non-U.S. distribution efforts, we use regional specialists who draw on the knowledge and expertise of our strategy-focused professionals. As of December 31, 2017, 20% of our total assets under management were sourced from clients located outside the United States.
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional distribution channel also includes defined contribution/401(k) plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2017, approximately 45% of our assets under management were attributed to clients represented by investment consultants.
As of December 31, 2017, 66% of our assets under management were sourced through our institutional channel.
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
As of December 31, 2017, approximately 30% of our assets under management were sourced through our intermediary channel.
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
As of December 31, 2017, approximately 4% of our assets under management were sourced from investors we categorize as retail investors.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and mutual funds. As of December 31, 2017, approximately 50% of our assets under management were in separate accounts, and Artisan Funds and Artisan Global Funds accounted for approximately 50% of our total assets under management.
Separate Accounts
We manage separate account assets within most of our investment strategies. As of December 31, 2017, we managed 215 separate accounts spanning 141 client relationships and our largest separate account relationship represented approximately 9% of our assets under management. Our separate account clients include both institutional and intermediary channel relationships. We generally require a minimum relationship of $20 million to $100 million, depending on the strategy, to manage a separate account. We also offer access to a number of our strategies through Artisan-branded collective investment trusts and through funds (both public and private) that we sub-advise. The fees we charge our separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.

We offer two of our strategies through our own privately offered funds. In our reporting materials, unless otherwise stated, our separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. In contrast to some mutual funds, investors in Artisan Funds pay no 12b-1 fees, which are fees charged to investors in addition to management fees to pay for marketing, advertising and distribution services associated with the mutual funds. Rebates and expenses for marketing, advertising and distribution services related to Artisan Funds, including distribution payments to broker-dealers and other intermediaries with respect to the Investor and Advisor Shares, are paid out of the investment management fees we earn. The Institutional Shares do not include any payments to intermediaries. We earn investment management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds, which began operations in 2011, provides non-U.S. investors with access to a number of our investment strategies. Expenses for marketing, advertising and distribution services related to Artisan Global Funds, including payments to broker-dealers and other intermediaries, are paid out of the investment management fees we earn, which are based on the average daily net assets of each sub-fund and are generally paid monthly.
Regulatory Environment and Compliance
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations and regulators located outside the United States. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business.
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
All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations including regulations imposed by non-U.S. regulators, our operating expenses would increase. As a registered adviser, we are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) in a manner that is consistent with disclosures made to clients and (iii) with adequate controls, systems and procedures to ensure compliance.

For the year ended December 31, 2017, 62% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 59% from our advisory services to Artisan Funds. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of Artisan Funds and the investment portfolios of Artisan Funds and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” (sometimes referred to as the “independent director” requirement). The responsibilities of each fund’s board include, among other things, approving our investment management agreement with the fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates.
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
Artisan Partners Distributors LLC, our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule and the National Securities Clearing Corporation’s excess net capital requirement, which require that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form.
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

Operations, Systems and Technology
With respect to our equity strategies, we perform most middle- and back-office functions internally, generally using third-party software and technology for functions such as trade confirmation, trade settlement, custodian reconciliations, corporate action processing, performance calculation and client reporting, customized as necessary to support our investment processes and operations. With respect to our fixed income strategies, we outsource most of the middle- and back-office functions to service providers that we supervise. Artisan Funds and Artisan Global Funds outsource the functions of custodian, transfer agent and portfolio accounting agent to third parties. We have back-up and disaster recovery systems in place.
Employees
As of December 31, 2017, we employed approximately 400 full-time and part-time employees. None of our employees is subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our Structure and Reorganization
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2017, we owned approximately 67% of Artisan Partners Holdings, and the other 33% was owned by the limited partners of Artisan Partners Holdings.
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

The diagram below depicts our organizational structure as of February 9, 2018:

Artisan Employee Partners(1)
Former Artisan Employee Partners
Public and Other Class A Common Shareholders
AIC
Initial Outside Investors
Class B common stock 16% voting rights no economic rights
Class C common stock 3% voting rights no economic rights
Class A common stock 67% voting rights 100% economic rights
Class C common stock 4% voting rights no economic rights
Class C common stock 10% voting rights no economic rights
Artisan Partners Asset Management Inc.
Class B common units (2) Limited class voting rights 16% economic rights
Class E common units (2) Limited class voting rights 3% economic rights
Sole General Partner GP units 67% economic rights
Class D common units (2) Limited class voting rights 4% economic rights
Class A common units(2) Limited class voting rights 10% economic rights
Artisan Partners Holdings LP

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 8% of our outstanding Class A common stock as of February 9, 2018.

(2)
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
We depend on the skills and expertise of our portfolio managers and other investment professionals and our success depends on our ability to retain the key members of our investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. Mark L. Yockey is the sole portfolio manager for our largest strategy, the Non-U.S. Growth strategy, which represented $27.1 billion, or 23%, of our assets under management as of December 31, 2017. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy. Our Non-U.S. Value strategy, which represented $21.8 billion, or 19%, of our assets under management as of December 31, 2017, is managed by co-managers N. David Samra (lead manager) and Daniel J. O’Keefe. Mr. O’Keefe (lead manager) and Mr. Samra also co-manage our Global Value strategy, which represented $19.9 billion, or 17%, of our assets under management as of December 31, 2017. James D. Hamel, Matthew A. Kamm, Craigh A. Cepukenas and Jason White are portfolio co-managers of our U.S. Mid-Cap Growth (of which Mr. Kamm is lead manager) and Global Opportunities (of which Mr. Hamel is lead manager) strategies, which represented $12.8 billion, or 11%, and $15.5 billion, or 13%, respectively, of our assets under management as of December 31, 2017. The U.S. Mid-Cap Value strategy, of which James C. Kieffer, Thomas A. Reynolds, and Daniel L. Kane are co-managers, represented $6.5 billion, or 6%, of our assets under management as of December 31, 2017.
Because of the long tenure and stability of our portfolio managers, our clients generally attribute the investment performance we have achieved to these individuals. The departure of a portfolio manager, even for strategies with multiple portfolio managers, could cause clients to withdraw funds from the strategy which would reduce our assets under management, investment management fees and our net income, and these reductions could be material if our assets under management in that strategy and the related revenues were material. The departure of a portfolio manager also could cause consultants and intermediaries to stop recommending a strategy, and clients to refrain from allocating additional funds to a strategy or delay such additional funds until a sufficient new track record has been established.
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
Competition for qualified investment, management and marketing and client service professionals is intense and we may fail to successfully attract and retain qualified personnel in the future. Our ability to attract and retain these personnel will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. Any cost-reduction initiative or adjustments or reductions to compensation or changes to our equity ownership culture could negatively impact our ability to retain key personnel. As the amount of pre-IPO equity held by our key personnel decreases, our ability to retain these employees may be negatively impacted. Changes to our management structure, corporate culture and corporate governance arrangements could also negatively impact our ability to retain key personnel.

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
With respect to cash compensation, we use a single revenue share arrangement across all of our investment teams. Under the revenue share, each team shares a bonus pool consisting of 25% of the asset-based revenues earned by the strategies managed by the respective team. The revenue share directly links the majority of the investment teams’ cash compensation to long-term growth in revenues, which, over the long-term, we believe is primarily linked to investment performance. The revenue share is objective, predictable, transparent, and the same for all teams.
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
Over our firm’s history we have used a variety of equity incentives to align the long-term interests of our investment professionals and other senior personnel with the interests of clients, investors, partners and shareholders. Until our IPO in 2013, firm equity awards were in the form of partnership profits interests, which entitled recipients to a percentage of future profits and future appreciation in the value of the firm. Award recipients had the right to cash out their profits interests only after the end of their careers, and 50% of the awards were subject to forfeiture if the recipient left Artisan without notice or was terminated. Prior to the IPO Reorganization, the profits interests were converted into partnership units and, as part of the IPO Reorganization, the 50% forfeiture feature was eliminated and employee-partners were given the right to liquidate a portion of their partnership units during each year that they remained employed with Artisan. At the time of our IPO, the partnership units held by employee-partners represented 53% of the ownership interests in our firm. At the time of this report, the partnership units held by employee-partners represented approximately 16% of the ownership interests in our firm.
After our IPO, our equity incentives have been in the form of APAM restricted stock awards. Initially, 100% of the restricted stock awards were Standard Restricted Shares vesting pro rata over five years from the date of grant.  In 2014, as we continued to evolve our equity incentives, we introduced Career Shares, which are restricted stock awards that, in general, remain subject to forfeiture until the recipient’s qualifying retirement from Artisan.  In general, since 2014, excluding sign-on or walk away awards, approximately 50% of the awards we have made to our senior employees have been Career Shares, and the other 50% Standard Restricted Shares. Unlike our pre-IPO profits interests, the APAM restricted stock awards are “full value” awards (as opposed to “option-style” awards) and the Standard Restricted Shares provide recipients with liquidity prior to the end of their careers. The percentage ownership in our firm represented by the newly granted restricted stock each year is less than the percentage ownership represented by the partnership units that employee-partners may exchange and sell each year. Therefore, the amount of our firm owned by employees, including our portfolio managers, is expected to continue to decline.
As we have since our founding, we continue to assess the effectiveness of our compensation arrangements and equity structures in aligning the long-term interests of our investment professionals, clients, investors, partners, and shareholders and whether different types of, or modified, awards or structures would enhance incentives for long-term growth and succession planning. The design and implementation of new or modified compensation arrangements and equity structures is complicated.  We will only pursue changes that we believe will improve the alignment between our most important investment talent and our clients, investors, partners, and shareholders.

Nevertheless, the implementation of new or modified compensation arrangements or equity structures could cause instability within our existing investment teams and/or impact our ability to attract and retain new investment talent.  As with our historical and current equity compensation programs, any future or modified equity structure could materially impact our financial performance and financial results (or expectations about our future financial performance and financial results) and result in dilution to other shareholders.
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
The historical returns of our strategies and the ratings and rankings we or the mutual funds that we advise have received in the past may not be indicative of the future results of these strategies or of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have received are typically revised monthly. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.
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
Our assets under management increased from $55.5 billion as of December 31, 2007 to $115.5 billion as of December 31, 2017. The absolute measure of our assets under management represents a significant rate of growth that has been and may continue to be difficult to sustain. For instance, between June 30, 2014, and December 31, 2016, our assets under management declined from $112.0 billion to $96.8 billion. The continued long-term growth of our business will depend on, among other things, retaining key investment professionals, attracting and recruiting new investment professionals, maintaining existing investment strategies and selectively developing new, value-added investment strategies. Our business growth will also depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last decade. We may not be able to manage our growing business effectively or be able to sustain the level of long-term growth we have achieved historically.
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
We generally support the development of new strategies by making one or more seed investments using capital that would otherwise be available for our general corporate purposes. Making such seed investments exposes us to capital losses.
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
As of December 31, 2017, approximately 54% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 47% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
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
Investors in the mutual funds and some other pooled investment vehicles that we advise or sub-advise may redeem their investments in those funds at any time without prior notice and investors in other types of pooled vehicles we advise or sub-advise may typically redeem their investments on fairly limited or no prior notice, thereby reducing our assets under management. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased purchases and increased redemptions of fund shares. For the year ended December 31, 2017, we generated approximately 80% of our revenues from advising mutual funds and other pooled vehicles (including Artisan Funds, Artisan Global Funds, and other entities for which we are adviser or sub-adviser), and the redemption of investments in those funds would adversely affect our revenues and could have a material adverse effect on our earnings.
We depend on third parties to market our investment strategies.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors in Artisan Funds primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest relationships across multiple distribution channels represented approximately 9% and 8% of our total assets under management as of December 31, 2017.
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
In the future, our expenses in connection with those intermediary relationships could increase if the portion of those fees determined to be in connection with marketing and distribution, or otherwise allocated to us, increased. Clients of these intermediaries may not continue to be accessible to us on terms we consider commercially reasonable, or at all. The absence of such access could have a material adverse effect on our results of operations.
We access institutional clients primarily through consultants. Our institutional business is highly dependent upon referrals from consultants. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2017, the investment consultant advising the largest portion of our assets under management represented approximately 9% of our total assets under management. Poor reviews or evaluations of either a particular strategy or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these intermediaries.
Substantially all of our existing assets under management are managed in long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage significant amounts of assets in non-long only or non-equity strategies.
Fifteen of our 17 existing investment strategies invest primarily in publicly-traded equity securities. Our Credit team, which primarily invests in fixed income securities, manages the High Income strategy and a privately offered strategy. Together, these strategies accounted for only $2.6 billion of our $115.5 billion in total assets under management as of December 31, 2017. Under market conditions in which there is a general decline in the value of equity securities, the assets under management in each of our 15 equity strategies is likely to decline. The amount of assets that we manage in strategies that can take short positions in equity securities, which could offset some of the poor performance of our long-only, equity strategies under such market conditions, accounted for less than $1.0 billion of our total assets under management as of December 31, 2017. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.

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
We are heavily reliant upon internal and third party technology systems and networks to view, process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, vendors/service providers (collectively, “vendors”) and other third parties. Maintaining the integrity of these systems and networks is critical to the success of our business operations. We take measures to protect our proprietary information and our clients’ information pursuant to our internal policies and data protection regulations to which we’re subject. We rely on our (and our vendors’) information and cybersecurity infrastructure, policies, procedures and capabilities to protect those systems and the data that reside on or are transmitted through them. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or detected in a timely manner.

We also strive to understand the protective measures of our vendors and ensure that we have complementary user controls in place to mitigate risk. To date, we have not experienced any known material breaches of or interference with our systems and networks; however, we routinely encounter and address such threats. Our experiences with and preparation for cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, and unauthorized payment requests. Any such breaches or interference that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.
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
Our newest investment strategies and strategies we may establish in the future present certain investment, operational, distribution and other risks that are different in kind and/or degree from those presented by our earlier investment strategies, and we have less experience with those risks.
In order to establish our first fixed income strategy, the High Income strategy which was launched in 2014, we developed, and contracted with third parties for, the operational infrastructure and systems necessary to operate a fixed income strategy, including infrastructure and systems for trading and valuing fixed income securities and other credit instruments. Prior to the launch of the strategy, we had not operated a fixed income strategy. During 2017, we established our second fixed income strategy, a privately offered strategy. The fixed income strategies primarily invest in securities and instruments (such as high yield corporate bonds, secured and unsecured loans, revolving credit facilities and loan participations) and certain derivative securities (such as credit default swaps and futures) with which we previously had no or limited operational experience. The below-investment-grade instruments in which the strategies invest and the debtors to which the strategies are exposed present different risks and/or degrees of risk (including liquidity and legal risks) than our other strategies, which invest primarily in publicly-traded equity securities. In particular, the instruments in which the strategies invest may be less liquid than higher-rated bonds and are not as liquid as most of the publicly-traded equity securities in which our other strategies primarily invest. This potential lack of liquidity may make it more difficult for Artisan High Income Fund to accurately value these securities for purposes of determining the fund’s net asset value per share and, under certain circumstances, may make it more difficult for the fund to manage redemption requests. In order to identify, monitor and mitigate our exposure to these new or increased risks, we have implemented or modified a number of policies, procedures and systems and hired new individuals with relevant experience. However, neither the measures we have taken, nor the Credit team’s investment decision-making and execution, can eliminate the risks associated with investing in the instruments described above. Any real or perceived problems with respect to our fixed income strategies (or any of our individual strategies) could negatively impact our reputation and business more generally.
During 2017 we established two strategies generally offered through private funds. Prior to the launch of those strategies, external investors had not invested in our strategies through private funds. Offering private funds presents new and different operational, regulatory and distribution-related risks. Establishing our private funds required that we engage new service providers for purposes of administration, operation and advice, with whom we had not previously had a relationship or with whom we only had a limited scope relationship, and build out new operational infrastructure and systems to support new processes, reporting and controls. Our private funds may invest in instruments (such as derivative securities) and engage in activities (such as shorting and the use of leverage) with which we previously had no or limited operational experience. These instruments and activities present different types and higher degrees of investment risk than our other investment strategies. In addition, our lack of experience with these instruments and activities could strain our resources and increase the likelihood of an error.

Offering private funds also poses risks associated with side by side management and the potential for real or perceived conflicts of interest, which, if not managed correctly, could cause reputational damage, litigation or regulatory proceedings or penalties. We have created or modified a number of policies and procedures, brought in expertise from third party advisers, and implemented training programs in order to identify and mitigate exposure to these new risks. However, we are unable to eliminate the risks associated with offering private funds. New investment strategies and investment vehicles that we launch in the future will likely present new and different investment, regulatory, operational, distribution and other risks than those presented by our existing strategies. Any real or perceived problems with future strategies or vehicles could cause a disproportionate negative impact on our business and reputation.
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
In August 2012, we entered into a $100 million five-year revolving credit agreement and issued $200 million in unsecured notes consisting of $60 million Series A notes maturing in 2017, $50 million Series B notes maturing in 2019, and $90 million Series C notes maturing in 2022. In August 2017, we issued $60 million of Series D notes maturing in 2025, and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million five-year revolving credit facility for an additional five-year period. As of December 31, 2017, no amounts were outstanding on the revolving credit facility. Nevertheless, we continue to have substantial indebtedness outstanding in the amount of $200 million in unsecured notes, which exposes us to risks associated with the use of leverage. Our substantial indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, our notes and revolving credit agreement contain financial and operating covenants that may limit our ability to conduct our business. To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because our debt service obligations are fixed, the portion of our cash flow used to service those obligations could be substantial if our revenues have declined, whether because of market declines or for other reasons. The Series B, Series C and Series D notes bear interest at a rate equal to 5.32%, 5.82% and 4.29% per annum, respectively, and each rate is subject to a 100 basis point increase in the event Artisan Partners Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

Our note purchase agreements and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. For example, the agreements include financial covenants requiring Artisan Partners Holdings not to exceed specified ratios of indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the agreements), or EBITDA, and interest expense to consolidated EBITDA. The agreements also restrict Artisan Partners Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if Artisan’s average assets under management for a fiscal quarter is below $45 billion, Holdings is generally required to offer to pre-pay the unsecured notes. The failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2017, we believe we are in compliance with all of the covenants and other requirements set forth in the agreements.
We provide a range of services to Artisan Funds, Artisan Global Funds, Artisan sponsored private funds and sub-advised funds which may expose us to liability.
We provide a broad range of administrative services to Artisan Funds, including providing personnel to Artisan Funds to serve as a director and as officers of Artisan Funds and to serve on the valuation committee of Artisan Funds, the preparation or supervision of the preparation of Artisan Funds’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services including the supervision of the activities of Artisan Funds’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of Artisan Funds’ financial statements and coordination of the audits of those financial statements, tax services including calculation of dividend and distribution amounts and supervision of tax return preparation, and supervision of the work of Artisan Funds’ other service providers. Although less extensive than the range of services we provide to Artisan Funds, we also provide a range of similar services, in addition to investment management services, to Artisan Global Funds and Artisan sponsored private funds, including personnel to serve as directors.
In addition, we from time to time provide information to the funds for which we act as sub-adviser (or to a person or entity providing administrative services to such a fund) which is used by those funds in their efforts to comply with various regulatory requirements. If we make a mistake in the provision of those services, Artisan Funds, Artisan Global Funds, Artisan sponsored private funds, or the sub-advised fund could incur costs for which we might be liable. In addition, if it were determined that Artisan Funds, Artisan Global Funds, Artisan sponsored private funds, or a sub-advised fund failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.
The expansion of our business outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and places additional demands on our resources and employees.
We have expanded and continue to expand our distribution efforts into non-U.S. markets, including the United Kingdom, other European countries, Canada, Australia and certain Asian countries, among others. We organized and serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds, that began operations during the first quarter of 2011. Our client relationships outside the United States have grown from 32 as of December 31, 2012 to 128 as of December 31, 2017. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. These clients also may be less accepting of the U.S. practice of payment for certain research products and services through soft dollars or such practices may not be permissible in some jurisdictions. The Markets in Financial Instruments Directive II (“MiFID II”), effective on January 3, 2018, regulates the use of soft dollars to pay for research and other soft dollar services. MiFID II’s soft dollar rules do not directly apply to our business because we currently conduct our investment management activities in the United States. However, in response to MiFID II and the industry-wide changes it may prompt or a change in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses.
Our expansion outside of the United States has required and will continue to require us to incur a number of up-front expenses, including those associated with obtaining and maintaining regulatory approvals and office space, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance. Our U.S.-based employees routinely travel outside the United States as a part of our investment research process or to market our services and may spend extended periods of time in one or more non-U.S. jurisdictions. Their activities outside the United States on our behalf may raise both tax and regulatory issues. If and to the extent we are incorrect in our analysis of the applicability or impact of non-U.S. tax or regulatory requirements, we could incur costs, penalties or be the subject of an enforcement or other action. Operating our business in non-U.S. markets is generally more expensive than in the United States. Among other expenses, the effective tax rates applicable to our income allocated to some non-U.S. markets, which we are likely to earn through an entity that will pay corporate income tax, may be higher than the effective rates applicable to our income allocated to the United States, even though the effective tax rates are lower in many non-U.S. markets, because our U.S. operations are conducted through partnerships. In addition, costs related to our distribution and marketing efforts in non-U.S. markets generally have been more expensive than comparable costs in the United States. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our continuing expansion outside the United States, our profitability could be adversely affected. Expanding our business into non-U.S. markets may also place significant demands on our existing infrastructure and employees.
The U.K.’s exit from the European Union could affect our future operations in the U.K. and in the other countries of the European Union. Although the negotiations between the U.K. and the European Union regarding the U.K.’s exit have begun, it is still unclear what terms will ultimately be agreed to for the long term and for any transition period. The effects of Brexit will depend on the outcome of the exit negotiations. Brexit may add complexity to our global operations and impose additional risks. Moreover, it could lead to regulatory changes and uncertainty and result in additional legal and compliance costs.
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
Risks Related to our Industry
We are subject to extensive regulation.
We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor under ERISA, and by the Financial Industry Regulatory Authority, Inc. The U.S. mutual funds we manage are registered with and regulated by the SEC as investment companies under the 1940 Act. We are also subject to regulation in the United Kingdom by the Financial Conduct Authority. The U.K. Financial Conduct Authority imposes a comprehensive system of regulation that is primarily principles-based (compared to the primarily rules-based U.S. regulatory system). The Advisers Act imposes numerous obligations on investment advisers including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies, which must be adhered to by their investment advisers. We have also expanded and continue to expand our distribution effort into non-U.S. markets, including the United Kingdom, other European countries, Canada, Australia and certain Asian countries, among others. The Central Bank of Ireland imposes requirements on UCITS funds subject to regulation by it, as do the regulators in certain other markets in which shares of Artisan Global Funds are offered for sale, and with which we are required to comply with respect to Artisan Global Funds. Certain Artisan sponsored private funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands, and the Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law. In the future, we may further expand our business outside of the United States in such a way or to such an extent that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non-U.S. laws and regulations that do not currently apply to us and with respect to which we do not have compliance experience. Our lack of experience in complying with any such non-U.S. laws and regulations may increase our risk of becoming party to litigation and subject to regulatory actions.

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
The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•	Unlike some of our competitors, we do not currently offer passive investment strategies or “solutions” products like target-date funds.

•	A number of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do.

•	Potential competitors have a relatively low cost of entering the investment management industry.

•
Some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that a publicly-traded asset manager may focus on the manager’s own growth to the detriment of investment performance for clients.

•	Other industry participants may seek to recruit our investment professionals.

•	Many competitors charge lower fees for their investment management services than we do.

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
Risks Related to Our Structure
Control by our stockholders committee of approximately 23% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
At the time of this filing, our employees to whom we have granted equity (including our employee-partners) held approximately 23% of the combined voting power of our capital stock and have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employee-partners or other employees, including shares of common stock issued under our Omnibus Incentive Compensation Plan, will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
The stockholders committee currently consists of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members. The stockholders committee’s control of approximately 23% of the combined voting power gives the committee considerable influence in determining the outcome of any shareholder vote, including the election of directors and the approval of transactions.
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
The payment obligation under the tax receivable agreements is an obligation of APAM, not Artisan Partners Holdings, and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2017; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $728 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $39.50 per share of our Class A common stock, the closing price of our Class A common stock on December 29, 2017. Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or approximately $655 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2017, we recorded a $385.4 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2017, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. The liability will increase upon future purchases or exchanges of limited partnership units with the increase representing amounts payable under the tax receivable agreements equal to 85% of the estimated future tax benefits, if any, resulting from such purchases or exchanges. Payments under the tax receivable agreements are not conditioned on the counterparties’ continued ownership of us.

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
The tax receivable agreements provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within six months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreements. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements. If we were to elect to terminate the tax receivable agreements associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2017; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2017, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points, we estimate that we would be required to pay approximately $523 million in the aggregate under the tax receivable agreements.

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

There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of December 31, 2017, our Class A limited partners owned approximately 7.7 million Class A common units and AIC owned approximately 3.5 million Class D common units.
For an employee-partner, in each one-year period, the first of which began in the first quarter of 2014, the partner is generally permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. In February 2018, our Board approved the sale of additional shares by certain employee-partners. Those employee-partners may sell 20% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units in 2018, and we expect to permit them to sell the same amount in each of the following four years, subject to maintaining a minimum dollar amount of firm equity. As of December 31, 2017, our employee-partners owned 11.9 million Class B common units. Approximately 3.7 million of those units are eligible for exchange and sale in the first quarter of 2018. An additional 1.8 million units are eligible for exchange and sale by retired employee-partners in the first quarter of 2018. We may waive or modify these restrictions.
In addition, we have filed a registration statement registering 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. Including the February 2018 grant, we have awarded 7,589,157 restricted stock units or restricted shares of Class A common stock to our employees and employees of our subsidiaries. 4,811,816 of these awards vest pro rata over the five years from the date of issuance and may be sold upon vesting. 2,777,341 of these awards are career shares or restricted stock units, which generally will only vest upon the grantee’s qualifying retirement. We may increase the number of shares registered for this purpose from time to time. Once these shares have been issued and have vested, they will be able to be sold in the public market.
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

	High	Low	Dividends Declared
For the quarter ended March 31, 2016	$35.54	$23.65	$1.00
For the quarter ended June 30, 2016	$35.00	$26.14	$0.60
For the quarter ended September 30, 2016	$29.45	$25.41	$0.60
For the quarter ended December 31, 2016	$32.20	$24.48	$0.60
For the quarter ended March 31, 2017	$30.85	$26.30	$0.96
For the quarter ended June 30, 2017	$31.55	$26.70	$0.60
For the quarter ended September 30, 2017	$33.85	$29.00	$0.60
For the quarter ended December 31, 2017	$40.65	$32.45	$0.60
There is no trading market for shares of our Class B common stock or Class C common stock.
On December 29, 2017, the last reported sale price for our Class A common stock on the NYSE was $39.50 per share. As of February 16, 2018, there were approximately 116 stockholders of record of our Class A common stock, 37 stockholders of record of our Class B common stock, and 33 stockholders of record of our Class C common stock. These figures do not reflect the beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units.
Performance Graph
The following graph compares the year-end cumulative total stockholder return on our Class A common stock from the date the shares began trading on the NYSE on March 7, 2013 to December 31, 2017, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices on March 7, 2013 and the reinvestment of all dividends.

	3/7/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Artisan Partners Asset Management, Inc.	$100.00	$188.06	$141.46	$108.85	$99.63	$144.54
S&P 500 Index	$100.00	$121.75	$138.42	$140.33	$157.11	$191.42
Dow Jones U.S. Asset Managers Index	$100.00	$124.20	$133.86	$117.85	$127.98	$162.43

The information contained in the performance graph and table shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, except to the extent that the company specifically incorporates the information by reference into a document filed under the Securities Act or the Exchange Act.
Dividend Policy
During the first quarter of 2018, our board of directors declared a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.79 per share. Subject to board approval each quarter, we expect to pay a quarterly dividend during 2018. After the end of the year, our board will consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all. We expect that management and our board will consider changes to our dividend policy, including consideration of a variable quarterly dividend, during the course of 2018. We intend to fund dividends from our portion of distributions made by Artisan Partners Holdings from its available cash generated from operations. The holders of our Class B common stock and Class C common stock are not entitled to any cash dividends in their capacity as stockholders, but, in their capacity as holders of limited partnership units of Artisan Partners Holdings, they generally participate on a pro rata basis in distributions by Artisan Partners Holdings.

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

Artisan Partners Holdings’ Distributions
Artisan Partners Holdings has made the following distributions to holders of its partnership units, including APAM, during the periods indicated:

	For the Years Ended December 31,
	2017	2016
	(in millions)
For the quarter ended March 31	$38.2	$41.7
For the quarter ended June 30	$100.1	$93.9
For the quarter ended September 30	$77.2	$72.5
For the quarter ending December 31	$97.4	$86.3
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the Consolidated Financial Statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the total shares of our Class A common stock authorized and issued (or to be issued) under our equity compensation plans as of December 31, 2017:

	As of December 31, 2017
	Issued (or to be issued) upon settlement of restricted stock units(1)	Number of Securities remaining available for future issuance under equity compensation plans	Equity Type
2013 Omnibus Incentive Compensation Plan	6,001,282	7,998,718	Restricted Share Awards Restricted Stock Units
2013 Non-Employee Director Plan	120,942	879,058	Restricted Stock Units
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
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data of Artisan Partners Asset Management as of the dates and for the periods indicated. The selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated statements of financial condition data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated statement of financial condition as of December 31, 2015, 2014 and 2013 have been derived from consolidated financial statements not included elsewhere in this document.
The Company adopted revised consolidation accounting guidance (ASU 2015-02) as of January 1, 2016. Upon adoption, Artisan Partners Launch Equity LP (“Launch Equity”), a private investment partnership liquidated in 2014, was deconsolidated and all periods presented in the audited consolidated financial statements were restated to reflect the deconsolidation. Launch Equity was previously accounted for as a consolidated variable interest entity until its operations were dissolved in 2014. For consistency, the selected consolidated statements of operations data for the year ended December 31, 2013 and the consolidated statement of financial condition as of December 31, 2014 and 2013 were restated to reflect the deconsolidation to be presented on the same basis as the annual financial statements.

You should read the following selected historical consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per-share data)
Statements of Operations Data:
Revenues
Management fees
Mutual funds	$502.6	$470.6	$543.3	$575.4	$464.3
Separate accounts	292.7	249.2	260.4	252.3	219.0
Performance fees	0.3	1.1	1.8	1.0	2.5
Total revenues	$795.6	$720.9	$805.5	$828.7	$685.8
Operating Expenses
Salaries, incentive compensation and benefits	390.2	355.8	372.2	350.3	309.2
Pre-offering related compensation-share-based awards	12.7	28.1	42.1	64.7	404.2
Pre-offering related compensation-other	—	—	—	—	143.0
Total compensation and benefits	402.9	383.9	414.3	415.0	856.4
Distribution, servicing and marketing	29.6	32.5	43.6	49.1	38.4
Occupancy	14.5	13.1	12.5	11.3	10.5
Communication and technology	34.1	32.2	25.5	21.0	14.4
General and administrative	28.1	25.0	27.2	25.4	27.3
Total operating expenses	509.2	486.7	523.1	521.8	947.0
Operating income (loss)	286.4	234.2	282.4	306.9	(261.2)
Non-operating income (loss)
Interest expense	(11.4)	(11.7)	(11.7)	(11.6)	(11.9)
Net gain on the valuation of contingent value rights	—	—	—	—	49.6
Net investment income (loss) and other	1.1	1.3	0.4	0.4	5.1
Net investment gain (loss) of consolidated investment products	4.2	—	—	—	—
Net gain (loss) on the tax receivable agreements	290.9	0.7	(12.2)	(4.2)	—
Total non-operating income (loss)	284.8	(9.7)	(23.5)	(15.4)	42.8
Income (loss) before income taxes	571.2	224.5	258.9	291.5	(218.4)
Provision for income taxes	420.5	51.5	46.8	48.8	26.4
Net income (loss) before noncontrolling interests	150.7	173.0	212.1	242.7	(244.8)
Less: Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings LP	99.0	100.0	130.3	173.1	(269.6)
Less: Net income attributable to noncontrolling interests - consolidated investment products	2.1	—	—	—	—
Net income attributable to Artisan Partners Asset Management Inc.	$49.6	$73.0	$81.8	$69.6	$24.8

Earnings (loss) per basic and diluted common share	$0.75	$1.57	$1.86	$(0.37)	$(2.04)
Weighted average basic and diluted common shares outstanding	44.6	38.1	35.4	27.5	13.8
Dividends declared per Class A common share	$2.76	$2.80	$3.35	$3.83	$0.86

	As of December 31,
	2017	2016	2015	2014	2013
Statement of Financial Condition Data:	(in millions)
Cash and cash equivalents	$137.3	$156.8	$166.2	$182.3	$211.8
Total assets	837.2	936.2	946.5	849.5	491.5
Borrowings(1)	200.0	200.0	200.0	200.0	200.0
Total liabilities	666.5	818.5	829.9	742.0	409.6
Redeemable noncontrolling interests	62.6	—	—	—	—
Total equity	$108.1	$117.7	$116.6	$107.5	$81.9
(1) In August 2012, we issued $200 million in unsecured notes and entered into a $100 million five-year revolving credit agreement. In August 2017, we issued $60 million in unsecured notes and used the proceeds to repay $60 million of the 2012 unsecured notes that matured in August 2017. On the same date, we amended and extended the $100 million revolving credit facility for an additional five-year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The following table sets forth certain of our selected operating data as of the dates and for the periods indicated:

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Unaudited Operating Data:	(in millions)
Assets under management(1)	$115,494	$96,845	$99,848	$107,915	$105,477
Net client cash flows(2)	(5,408)	(4,824)	(5,848)	788	7,178
Market appreciation (depreciation)(3)	$24,057	$1,821	$(2,219)	$1,650	$23,965
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

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in millions)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$49.6	$73.0	$81.8	$69.6	$24.8
Adjusted net income (Non-GAAP)	$182.1	$158.7	$197.3	$228.9	$180.3
Operating income (loss) (GAAP)	$286.4	$234.2	$282.4	$306.9	$(261.2)
Adjusted operating income (Non-GAAP)	$299.1	$262.3	$324.5	$371.7	$288.9
Operating margin (GAAP)	36.0%	32.5%	35.1%	37.0%	(38.1)%
Adjusted operating margin (Non-GAAP)	37.6%	36.4%	40.3%	44.9%	42.1%
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
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of December 31, 2017, our eight autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk. During 2017, we launched the Thematic and Global Discovery strategies and two privately offered strategies managed by our Credit team and Thematic team, each of which provides our investment talent with significant degrees of freedom with which to add value and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2017, approximately 80% and 20% of our assets under management were managed for clients and investors domiciled in and outside of the U.S., respectively. Over the last five years we have grown our assets under management from clients and investors domiciled outside of the U.S. from $7.9 billion as of December 31, 2012, to $22.7 billion as of December 31, 2017.
As a high-value added investment manager we expect that long-term investment performance will be the primary driver of our long-term business and financial results. If we maintain and evolve existing investment strategies and launch new investment strategies that meet the needs of and generate attractive outcomes for sophisticated asset allocators, we are confident that we will continue to generate strong business and financial results.
Over shorter time periods, changes in our business and financial results are largely driven by market conditions and fluctuations in our assets under management that may not necessarily be the result of our long-term investment performance or the long-term demand for our strategies. For this reason, we expect that our business and financial results will be lumpy over time. During the year ended December 31, 2017, our assets under management increased to $115.5 billion, an increase of $18.6 billion, or 19.3%, compared to $96.8 billion at December 31, 2016, as a result of $24.1 billion in market appreciation, partially offset by $5.4 billion of net client cash outflows. Average assets under management for the year ended December 31, 2017 was $108.8 billion, an increase of 13.0% from the average of $96.3 billion for the year ended December 31, 2016.
We strive to maintain a financial model that is transparent and predictable. We derive essentially all of our revenues from investment management fees, nearly all of which are based on a specified percentage of clients’ average assets under management. A majority of our expenses, including most of our compensation expense, vary directly with changes in our revenues. We invest thoughtfully to support our investment teams and future growth, while also paying out to shareholders and partners a majority of the cash that we generate from operations through dividends and distributions. Revenues were $796 million for the year ended December 31, 2017, a 10% increase from revenues of $721 million in the prior year. GAAP operating margin was 36.0% for the year ended December 31, 2017, compared to 32.5% for the year ended December 31, 2016. Adjusted operating margin was 37.6% for the year ended December 31, 2017, compared to 36.4% for the year ended December 31, 2016.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. Based on available information, the Company recorded a non-cash charge in the December quarter of 2017 of $62 million for the re-measurement of deferred tax assets, net of related adjustments to the amounts payable under the tax receivable agreements. Adjusted net income excludes the impact of the non-cash net charge. As a result of the reduced corporate tax rate under Tax Reform, the Company estimates its GAAP effective tax rate will be in the range of 14% to 17% and its adjusted effective tax rate will be 23.5% in 2018. Based on our current estimates, we anticipate the corporate tax rate reduction will result in an additional $0.55 of adjusted net income per adjusted share in 2018.
Business highlights for 2017 included:

•	Our assets under management as of December 31, 2017 were $115.5 billion, our highest year-end assets under management.

•
Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Of our 13 strategies launched prior to 2017, ten have outperformed their broad-based benchmarks since inception, with average annual out-performance ranging from 1.61% to 5.23% points, after fees.

•	We furthered the franchise development, in terms of leadership, resources, economic alignment, and culture, of our eight investment teams.

•	During the year, we launched four new investment strategies, the most strategies we have established in a single year.

•	We refinanced $60 million of senior notes and extended our $100 million revolving credit facility through August 2022.

•	We declared and distributed dividends of $2.76 per share of Class A common stock during 2017, and have declared a total of $3.19 of dividends with respect to 2017.

•	We successfully completed our February 2017 follow-on offering and continued to evolve our capital structure.

Organizational Structure
Organizational Structure
Our operations are conducted through Artisan Partners Holdings (“Holdings”) and its subsidiaries. On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and Artisan Partners Holdings LP completed a series of transactions (the “IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company.
Our employees and other limited partners of Holdings held approximately 33% of the equity interests in Holdings as of December 31, 2017. As a result, our post-IPO results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2017 Follow-On Offering and Holdings Unit Exchanges
On February 28, 2017, APAM completed an offering of 5,626,517 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 5,626,517 common units from certain limited partners of Holdings. In connection with the offering, APAM received 5,626,517 GP units of Holdings.
During the year ended December 31, 2017, certain limited partners of Holdings exchanged 1,472,197 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,472,197 shares of Class A common stock. In connection with the exchanges, APAM received 1,472,197 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 57% at December 31, 2016 to 67% at December 31, 2017, as a result of these transactions and other equity transactions during the period.
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

Tax Cuts and Jobs Act
As a result of the Tax Cuts and Jobs Act, deferred tax assets were re-measured in the December quarter of 2017 to reflect the reduced U.S. federal corporate tax rate. The lower tax rate reduced deferred tax assets by $352 million with a corresponding increase to the provision for income taxes. The reduction in deferred tax assets reduced the amounts payable under the tax receivable agreements by $290 million. The net impact of Tax Reform in the December quarter of 2017 was a $62 million reduction in net income.

The change in the Company’s deferred tax assets related to the tax rate change and the other tax benefits described above and the change in corresponding amounts payable under the TRAs for the year ended December 31, 2017 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under Tax Receivable Agreements
	(in millions)
December 31, 2016	$653.9	$586.2
2017 Follow-On Offering and Exchanges	141.6	120.3
Amortization	(42.9)	—
Payments under TRA	—	(30.2)
Tax Reform - change in federal corporate tax rate	(341.7)	(290.4)
Change in estimate	(0.2)	(0.5)
December 31, 2017	$410.7	$385.4
Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. During the year ended December 31, 2017, market appreciation increased our assets under management by 24.8%. The following table presents the total returns of relevant market indices:

	For the Years Ended December 31,
	2017	2016	2015
S&P 500 total returns	21.8%	12.0%	1.4%
MSCI All Country World total returns	24.0%	7.9%	(2.4)%
MSCI EAFE total returns	25.0%	1.0%	(0.8)%
Russell Midcap® total returns	18.5%	13.8%	(2.4)%
MSCI Emerging Markets Index	37.3%	11.2%	(14.9)%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	7.5%	17.5%	(4.6)%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in millions)
Assets under management at period end	$115,494	$96,845	$99,848
Average assets under management(1)	$108,754	$96,281	$106,484
Net client cash flows	$(5,408)	$(4,824)	$(5,848)
Total revenues	$796	$721	$806
Weighted average fee(2)	73.1 bps	74.8 bps	75.6 bps
Operating Margin	36.0%	32.5%	35.1%
Adjusted operating margin(3)	37.6%	36.4%	40.3%
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

The period-over-period changes in these metrics are discussed below. The decrease in the weighted average fee rate is primarily a result of the shift in the mix of our assets under management between our investment strategies and vehicles, primarily the increase in the proportion of total assets managed in separate accounts.
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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.
The table below sets forth changes in our total assets under management:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Beginning assets under management	$96,845	$99,848	$107,915
Gross client cash inflows	16,380	18,489	18,577
Gross client cash outflows	(21,788)	(23,313)	(24,425)
Net client cash flows	(5,408)	(4,824)	(5,848)
Market appreciation (depreciation) (1)	24,057	1,821	(2,219)
Ending assets under management	$115,494	$96,845	$99,848
Average assets under management	$108,754	$96,281	$106,484
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into US dollars. The impact was immaterial for the periods presented.
Net client cash flows for the years ended December 31, 2017, 2016 and 2015 included net outflows of approximately $510 million, $294 million, and $616 million, respectively, from Artisan Funds annual income and capital gains distributions, net of reinvestments.
Across the firm, we experienced total net outflows of $5.4 billion during the year ended December 31, 2017. Our Non-U.S. Growth, Mid-Cap Growth, and Mid-Cap Value strategies experienced net outflows of $3.4 billion, $2.9 billion, and $1.0 billion, respectively. We expect these strategies will continue to experience net outflows. During the year ended December 31, 2017, our Global Opportunities, Developing World, and High Income strategies experienced net inflows of $1.4 billion, $0.8 billion, and $0.5 billion, respectively. We expect all three strategies to continue to experience net inflows.
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
When we close or otherwise restrict the growth of a strategy, we typically continue to allow additional investments in the strategy by existing clients and certain related entities. We may also permit new investments by other eligible investors at our discretion. As a result, during a given period we may have net client cash inflows in a closed strategy. However, when a strategy is closed or its growth is restricted we expect there to be periods of net client cash outflows.
The table below sets forth the total assets under management for our investment teams and strategies as of December 31, 2017, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2017. Returns for periods less than one year are not annualized. Performance information for Artisan sponsored privately offered strategies has been intentionally omitted.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 12% of our assets under management at December 31, 2017, are maintained in separate composites the results of which are not included below.

	Inception	Strategy AUM	Average Annual Total Returns (Gross)					Average Annual Value-Added(1) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$15,469	32.73%	15.18%	14.87%	10.46%	11.00%	579
MSCI All Country World Index			23.97%	9.29%	10.79%	4.65%	5.21%
Global Discovery	9/1/2017	16	N/A	N/A	N/A	N/A	5.99%	(178)
MSCI All Country World Index			N/A	N/A	N/A	N/A	7.77%
U.S. Mid-Cap Growth Strategy	4/1/1997	12,798	21.96%	8.14%	13.46%	9.95%	15.06%	453
Russell® Midcap Index			18.52%	9.57%	14.95%	9.10%	10.54%
Russell® Midcap Growth Index			25.27%	10.29%	15.30%	9.09%	9.28%
U.S. Small-Cap Growth Strategy	4/1/1995	2,345	28.38%	11.71%	15.15%	10.30%	10.56%	99
Russell® 2000 Index			14.65%	9.95%	14.11%	8.70%	9.56%
Russell® 2000 Growth Index			22.17%	10.27%	15.20%	9.18%	7.98%

Global Equity Team
Global Equity Strategy	4/1/2010	1,439	33.31%	10.66%	13.20%	N/A	13.14%	406
MSCI All Country World Index			23.97%	9.29%	10.79%	N/A	9.08%
Non-U.S. Growth Strategy	1/1/1996	27,101	32.55%	5.48%	8.57%	3.87%	10.54%	542
MSCI EAFE Index			25.03%	7.79%	7.89%	1.94%	5.12%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	695	35.54%	10.39%	9.67%	5.51%	13.87%	302
MSCI EAFE Small Cap Index			33.01%	14.19%	12.85%	5.77%	10.86%

U.S. Value Team
Value Equity Strategy	7/1/2005	2,269	16.99%	11.78%	13.41%	8.44%	9.00%	(5)
Russell® 1000 Index			21.69%	11.22%	15.70%	8.59%	9.05%
Russell® 1000 Value Index			13.66%	8.64%	14.03%	7.10%	7.77%
U.S. Mid-Cap Value Strategy	4/1/1999	6,496	13.69%	8.70%	12.64%	10.17%	13.51%	388
Russell® Midcap Index			18.52%	9.57%	14.95%	9.10%	9.63%
Russell® Midcap Value Index			13.34%	8.99%	14.67%	9.09%	10.20%

Global Value Team
Global Value Strategy	7/1/2007	19,930	23.47%	10.49%	13.88%	10.45%	9.40%	482
MSCI All Country World Index			23.97%	9.29%	10.79%	4.65%	4.58%
Non-U.S. Value Strategy	7/1/2002	21,757	25.34%	9.84%	12.14%	9.04%	13.03%	628
MSCI EAFE Index			25.03%	7.79%	7.89%	1.94%	6.74%

Emerging Markets Team
Emerging Markets Strategy	7/1/2006	282	41.19%	13.72%	6.83%	2.28%	6.89%	54
MSCI Emerging Markets Index			37.28%	9.09%	4.35%	1.68%	6.35%

Credit Team
High Income Strategy(2)	4/1/2014	2,517	9.90%	9.07%	N/A	N/A	7.90%	296
ICE BofAML US High Yield Master II Total Return Index			7.48%	6.38%	N/A	N/A	4.94%

Developing World Team
Developing World Strategy	7/1/2015	2,253	36.87%	N/A	N/A	N/A	13.24%	353
MSCI Emerging Markets Index			37.28%	N/A	N/A	N/A	9.71%

Thematic Team
Thematic Strategy	5/1/2017	32	N/A	N/A	N/A	N/A	29.81%	1,612
S&P 500 Index			N/A	N/A	N/A	N/A	13.7%

Privately Offered Strategies(3)		95

Total Assets Under Management		$115,494
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized.

(2) The Artisan High Income strategy may hold loans and other security types, including securities with lower credit ratings, that may not be included in the ICE BofA Merrill Lynch High Yield Master II Index. At times, this causes material differences in relative performance.

(3) Total Assets Under Management includes $37 million and $58 million of assets managed in privately offered strategies managed by the Credit Team and the Thematic Team, respectively. Performance information for these strategies has been intentionally omitted.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Year Ended	Growth	Global Equity	U.S. Value	Global Value	Emerging Markets	Credit	Developing World	Thematic	Total
December 31, 2017		(in millions)
Beginning assets under management	$25,714	$25,510	$8,588	$33,940	$228	$1,878	$987	$—	$96,845
Gross client cash inflows	4,399	2,942	1,592	5,099	14	1,168	1,080	86	16,380
Gross client cash outflows	(6,153)	(6,818)	(2,517)	(5,321)	(53)	(672)	(253)	(1)	(21,788)
Net client cash flows	(1,754)	(3,876)	(925)	(222)	(39)	496	827	85	(5,408)
Market appreciation (depreciation)	6,668	7,601	1,102	7,969	93	180	439	5	24,057
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$30,628	$29,235	$8,765	$41,687	$282	$2,554	$2,253	$90	$115,494
Average assets under management(2)	$29,366	$28,060	$8,719	$38,383	$280	$2,294	$1,632	$28	$108,754
December 31, 2016
Beginning assets under management	$24,929	$32,434	$10,369	$30,182	$571	$989	$374	$—	$99,848
Gross client cash inflows	5,803	3,897	1,650	5,383	10	1,094	652	—	18,489
Gross client cash outflows	(5,353)	(7,885)	(5,264)	(3,878)	(401)	(424)	(108)	—	(23,313)
Net client cash flows	450	(3,988)	(3,614)	1,505	(391)	670	544	—	(4,824)
Market appreciation (depreciation)	335	(2,936)	1,833	2,253	48	219	69	—	1,821
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$25,714	$25,510	$8,588	$33,940	$228	$1,878	$987	$—	96,845
Average assets under management	$24,535	$29,216	$8,733	$31,282	$293	$1,527	$694	$—	96,281
December 31, 2015
Beginning assets under management	$24,499	$31,452	$18,112	$32,481	$806	$565	$—	$—	$107,915
Gross client cash inflows	4,809	7,697	2,117	2,760	42	764	388	—	18,577
Gross client cash outflows	(5,294)	(5,630)	(8,574)	(4,379)	(205)	(335)	(8)	—	(24,425)
Net client cash flows	(485)	2,067	(6,457)	(1,619)	(163)	429	380	—	(5,848)
Market appreciation (depreciation)	915	(1,085)	(1,286)	(680)	(72)	(5)	(6)	—	(2,219)
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$24,929	$32,434	$10,369	$30,182	$571	$989	$374	$—	$99,848
Average assets under management(3)	$25,204	$33,262	$14,511	$32,015	$641	$775	$153	$—	106,484
(1)Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle into another strategy or vehicle.
(2)For the Thematic team, average assets under management is for the period between April 24, 2017, when the Thematic strategy began investment operations, and December 31, 2017.
(3)For the Developing World team, average assets under management is for the period between June 29, 2015, when the team’s investment strategy began operations, and December 31, 2015.

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

	As of December 31, 2017		As of December 31, 2016		As of December 31, 2015
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total

Institutional	$76,176	66.0%	$64,113	66.2%	$64,352	64.5%
Intermediary	34,172	29.6%	27,925	28.8%	30,161	30.2%
Retail	5,146	4.4%	4,807	5.0%	5,335	5.3%
Ending Assets Under Management(1)	$115,494	100.0%	$96,845	100.0%	$99,848	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which makes up approximately 14% of our total assets under management as of December 31, 2017.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts(2)	Total
December 31, 2017	(in millions)
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	12,448	3,932	16,380
Gross client cash outflows	(15,584)	(6,204)	(21,788)
Net client cash flows	(3,136)	(2,272)	(5,408)
Market appreciation (depreciation)	11,674	12,383	24,057
Net transfers(1)	(556)	556	—
Ending assets under management	$57,349	$58,145	$115,494
Average assets under management	$54,552	$54,225	$108,754
December 31, 2016
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	13,101	5,388	18,489
Gross client cash outflows	(17,715)	(5,598)	(23,313)
Net client cash flows	(4,614)	(210)	(4,824)
Market appreciation (depreciation)	604	1,217	1,821
Net transfers(1)	(149)	149	—
Ending assets under management	$49,367	$47,478	$96,845
Average assets under management	$50,908	$45,373	$96,281
December 31, 2015
Beginning assets under management	$60,257	$47,658	$107,915
Gross client cash inflows	13,942	4,635	18,577
Gross client cash outflows	(18,864)	(5,561)	(24,425)
Net client cash flows	(4,922)	(926)	(5,848)
Market appreciation (depreciation)	(1,494)	(725)	(2,219)
Net transfers(1)	(315)	315	—
Ending assets under management	$53,526	$46,322	$99,848
Average assets under management	$58,671	$47,813	106,484
(1)Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

(2)Separate account AUM consists of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. Separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.

Artisan Funds and Artisan Global Funds
As of December 31, 2017, Artisan Funds comprised $53.7 billion, or 47%, of our assets under management. For the year ended December 31, 2017, fees from Artisan Funds represented $472.5 million, or 59%, of our revenues. Our contractual tiered fee rates for the series of Artisan Funds range from 0.625% to 1.25% of fund assets, depending on the strategy, the amount invested and other factors.
As of December 31, 2017, Artisan Global Funds comprised $3.6 billion, or 3%, of our assets under management. In UCITS funds, it is permissible and in some circumstances customary for a portion of the management fee to be rebated to investors with accounts of a certain type or asset size to encourage investment at an early stage or for other reasons or for a portion of the management fee to be paid to intermediaries for distribution services. We have entered into such rebate and distribution arrangements, and will continue to do so, in circumstances we consider appropriate. Our contractual fee rates for Artisan Global Funds range from 0.75% to 1.75% of assets under management. For the year ended December 31, 2017, fees from Artisan Global Funds represented $30.1 million, or 4%, of our revenues.

The weighted average rate of fee paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.921%, 0.924%, and 0.926%, for the years ended December 31, 2017, 2016 and 2015, respectively.
Separate Accounts
Separate accounts comprised $58.1 billion, or 50%, of our assets under management as of December 31, 2017. For the year ended December 31, 2017, fees from separate accounts represented $293.0 million, or 37%, of our revenues. Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
For traditional separate account clients, we generally impose standard fee schedules that vary by investment strategy and, through the application of standard breakpoints, reflect the size of the account and client relationship, with tiered rates of fee currently ranging from 0.40% of assets under management to 1.05% of assets under management. There are a number of exceptions to our standard fee schedules, including exceptions based on the nature of our relationship with the client and the value of the assets under our management in that relationship. In general, our effective rate of fee for a particular client relationship declines as the assets we manage for that client increase, which we believe is typical for the asset management industry.
The weighted average rate of fee paid by our separate account clients in the aggregate was 0.540%, 0.550%, and 0.547% for the years ended December 31, 2017, 2016 and 2015, respectively. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
Revenues
Essentially all of our revenues consist of investment management fees earned from managing clients’ assets. Our investment management fees fluctuate based on a number of factors, including the total value of our assets under management, the composition of assets under management among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and, for the accounts on which we earn performance-based fees, the investment performance of those accounts relative to their designated benchmarks.
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
A small number of our separate account clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. Artisan sponsored privately offered funds also pay performance-based fees in the form of incentive allocations. Management fees and performance-based fees earned from consolidated investment products are eliminated from revenue upon consolidation.
The following table sets forth revenues we earned under our investment management agreements with Artisan Funds and Artisan Global Funds and on the separate accounts that we managed as well as average assets under management for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Revenues
Management fees
Artisan Funds & Artisan Global Funds	$502.6	$470.6	$543.3
Separate accounts	292.7	249.2	260.4
Performance fees	0.3	1.1	1.8
Total revenues	$795.6	$720.9	$805.5
Average assets under management for period	$108,754	$96,281	$106,484

For the years ended December 31, 2017, 2016 and 2015, approximately 85%, 89% and 90%, respectively, of our investment management fees were earned from clients located in the United States.
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
Incentive compensation is one of the most significant parts of the total compensation of our senior employees. The aggregate amount of cash incentive compensation paid to members of our investment teams and senior members of our marketing and client service teams is based on formulas that are tied directly to revenues. For each of our investment teams, incentive compensation generally represents 25% of the asset-based management fees generated by assets under management in the team’s strategy or strategies. Incentive compensation paid to other employees is discretionary and subjectively determined based on individual performance and our overall results during the applicable year.
Certain compensation and benefits expenses are seasonal, such as employer funded retirement and health care contributions and payroll taxes. Historically these costs have added approximately $3 million to our costs in the first quarter of each calendar year.
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
Our board of directors approved the grant of 1,268,500 restricted share-based awards to certain of our employees during 2017 and 1,518,970 restricted share-based awards in February 2018. The grants consisted of both standard restricted awards and career awards, as described above.
Total compensation expense, which will be recognized on a straight-line basis over the requisite service period, is expected to be approximately $35.9 million and approximately $59.8 million, for the 2017 and February 2018 awards, respectively. Our first annual post-IPO equity grant, which was made in July 2013, will become fully vested in August 2018. Including the February 2018 grant, we expect the expense related to post-IPO equity compensation to be approximately $14 million, $15 million, $13 million, and $11 million in the March, June, September, and December quarters of 2018, respectively.
Since the IPO and including the February 2018 grant, our board of directors has approved the grant of 7,589,157 restricted share-based awards. The unrecognized non-cash compensation expense for these awards as of December 31, 2017 was $157 million. We expect to continue to make equity grants each year, though the form and structure of equity awards may change as we seek to maximize alignment between our employees and our clients, investors, partners, and shareholders. The actual size of the expense over time will depend primarily on the number of awards granted and our stock price at the time the grants are made. The amount of equity granted will vary from year to year and will be influenced by our results and other factors. From time to time, we may make individual equity grants to people we hire.

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
As part of the IPO Reorganization, Class B grant agreements were amended, which eliminated the cash redemption feature and resulted in equity award accounting since such modification. Compensation expense for these awards following the IPO Reorganization represents the amortization of the fair value of unvested awards on the date of the IPO Reorganization over the remaining vesting period. All Class B awards were fully vested and expensed as of July 1, 2017.
Distribution, Servicing and Marketing
Distribution, servicing and marketing expenses primarily represent payments we make to broker-dealers, financial advisors, defined contribution plan providers, mutual fund supermarkets and other intermediaries for selling, servicing and administering accounts invested in shares of Artisan Funds. Artisan Funds authorizes intermediaries to accept purchase, exchange, and redemption orders for shares of Artisan Funds on behalf of Artisan Funds. Many intermediaries charge a fee for those services. Artisan Funds pays a portion of such fees, which are intended to compensate the intermediary for its provision of services of the type that would be provided by Artisan Funds’ transfer agent or other service providers if the shares were registered directly on the books of Artisan Funds’ transfer agent. Like the investment management fees we earn as adviser to Artisan Funds, distribution fees typically vary with the value of the assets invested in shares of Artisan Funds. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us all costs attributable to the marketing and distribution of shares of Artisan Funds. A significant portion of Artisan Funds’ shares are held by investors through intermediaries to which we pay distribution, servicing and marketing expenses.
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
We expect three of our investment teams to relocate to new office space during 2018, which will increase occupancy expense by approximately $2 million per year. Additionally, we currently estimate that these relocations will result in approximately $4 million of one-time expenses in 2018.
Communication and technology
Communication and technology expenses include information and print subscriptions, telephone costs, information systems consulting fees, equipment and software maintenance expenses, operating leases for information technology equipment and depreciation and amortization expenses associated with computer hardware and software. Information and print subscriptions represent the costs we pay to obtain investment research and other data we need to operate our business, and such expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. We expect to continue our measured investments in technology to support our investment teams, distribution efforts, and scalable operations.
On behalf of our mutual fund and separate account clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. Our operating expenses will increase to the extent that we decide to bear a portion or all of the costs of research directly, rather than relying on the use of soft dollars. We believe that all research products and services we acquire through soft dollars are within the safe harbor provided by Section 28(e) of the Exchange Act.
In addition to our other communication and technology expenses, we expect to incur approximately $4 million of additional costs in 2018 relating to risk management, regulatory initiatives, and a new client reporting system.

General and Administrative
General and administrative expenses include professional fees, travel and entertainment, state and local taxes, directors’ and officers’ liability insurance, director fees, and other miscellaneous expenses we incur in operating our business.
Non-Operating Income (Loss)
Interest Expense
Interest expense primarily relates to the interest we pay on our debt. In August 2012, we issued $200 million in fixed interest rate senior unsecured notes and entered into a $100 million five-year revolving credit agreement. The proceeds were used to repay the entire outstanding principal of an existing term loan. In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A senior notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The revolving credit facility has been undrawn since our March 2013 IPO. For a description of the terms of the notes and our revolving credit facility, see “—Liquidity and Capital Resources”. Interest expense also includes interest on TRA payments, which is incurred between the due date (without extension) for our federal income tax return and the date on which we make TRA payments.
Net Investment Gain (Loss) of Consolidated Investment Products
Net investment gain (loss) of consolidated investment products represents the realized and unrealized investment gains (losses) related to investment products that are included in our consolidated financial statements because Artisan holds a controlling financial interest in the respective investment entities.
Net Investment Income and Other
Net investment income and other items included in total non-operating income (loss) relate to income earned on excess cash balances, dividends earned on available-for-sale securities, and gains or losses we recognize upon the sale of available-for-sale securities.
Net Gain (Loss) on the Tax Receivable Agreements
Non-operating income (loss) also includes gains or losses related to the changes in our estimate of the payment obligation under the tax receivable agreements, including the impact of Tax Reform. The effect of changes in our estimate of amounts payable under the tax receivable agreements, including the effect of changes in enacted tax rates and in applicable tax laws, is included in net income.
Net Income (Loss) Attributable to Noncontrolling Interests
Net Income (Loss) Attributable to Noncontrolling Interests-Holdings
Net income (loss) attributable to noncontrolling interests-Holdings represents the portion of earnings or loss attributable to the ownership interest in Artisan Partners Holdings held by the limited partners of Artisan Partners Holdings.
Net Income (Loss) Attributable to Noncontrolling Interests - Consolidated Investment Products
Net income (loss) attributable to noncontrolling interests - consolidated investment products represents the portion of earnings or loss attributable to third-party investors’ ownership interest in consolidated investment products.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state, and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that a portion of Holdings’ taxable earnings are not subject to corporate level taxes. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, including pre-IPO share-based compensation expenses, that are not deductible for tax purposes. These factors are expected to continue to impact the effective tax rate for future years, although pre-IPO share based compensation awards became fully vested on July 1, 2017 and therefore the related impact to the effective tax rate will no longer exist after July 1, 2017.
In addition, as APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Beginning in 2016, the effective tax rate is also affected by the discrete tax impact of dividends on unvested share-based awards and vesting of restricted share-based awards; however, those items did not have a significant impact on our effective tax rate for the years ended December 31, 2017 and 2016.
As discussed above, the change in enacted U.S. federal corporate tax rates as a result of Tax Reform resulted in a discrete income tax expense, which significantly increased our effective tax rate for the year ended December 31, 2017.

Results of Operations
Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

	For the Years Ended December 31,		Period-to-Period
	2017	2016	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$795.6	$720.9	$74.7	10%
Operating Expenses
Total compensation and benefits	402.9	383.9	19.0	5%
Other operating expenses	106.3	102.8	3.5	3%
Total operating expenses	509.2	486.7	22.5	5%
Total operating income	286.4	234.2	52.2	22%
Non-operating income (loss)
Interest expense	(11.4)	(11.7)	0.3	3%
Other non-operating income (loss)	296.2	2.0	294.2	14,710%
Total non-operating income (loss)	284.8	(9.7)	294.5	3,036%
Income before income taxes	571.2	224.5	346.7	154%
Provision for income taxes	420.5	51.5	369.0	717%
Net income before noncontrolling interests	150.7	173.0	(22.3)	(13)%
Less: Noncontrolling interests - Artisan Partners Holdings	99.0	100.0	(1.0)	(1)%
Less: Noncontrolling interests - consolidated investment products	2.1	—	2.1	100%
Net income attributable to Artisan Partners Asset Management Inc.	$49.6	$73.0	$(23.4)	(32)%
Per Share Data
Basic and diluted earnings per share	$0.75	$1.57
Basic and diluted weighted average number of common shares outstanding	44,647,318	38,137,810
Revenues
The increase in revenues of $74.7 million, or 10%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven primarily by a $12.5 billion, or 13%, increase in our average assets under management, partially offset by a decline in the weighted average investment management fee. The weighted average investment management fee of 73.1 basis points for the year ended December 31, 2017 decreased from 74.8 basis points for the year ended December 31, 2016 primarily due to the increase in the proportion of total assets managed in separate accounts.
The following table sets forth the weighted average fee and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2017	2016	2017	2016
	(dollars in millions)
Investment management fees	$293.0	$250.3	$502.6	$470.6
Weighted average fee	54.0 basis points	55.0 basis points	92.1 basis points	92.4 basis points
Percentage of ending AUM	50%	49%	50%	51%

Operating Expenses
The increase in total operating expenses of $22.5 million, or 5%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily a result of higher compensation expense due to increased revenues, additional post-IPO equity grants, and an increase in the number of employees, including costs incurred related to our eighth investment team founded in the fourth quarter of 2016. These increases were partially offset by decreases in third-party intermediary and pre-offering related equity compensation expenses.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2017	2016	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$341.1	$312.6	$28.5	9%
Restricted share-based award compensation expense	49.1	43.2	5.9	14%
Total salaries, incentive compensation and benefits	390.2	355.8	34.4	10%
Pre-offering related compensation - share-based awards	12.7	28.1	(15.4)	(55)%
Total compensation and benefits	$402.9	$383.9	$19.0	5%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation and benefits was driven primarily by a $21.5 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue. The remaining increase is primarily due to costs associated with an increase in the number of employees, including employees on our eighth investment team.
Restricted share-based award compensation expense increased $5.9 million primarily as a result of our January 2017 grant of 1,267,250 restricted stock awards and 1,250 restricted stock units of Class A common stock to certain of our employees.

Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $15.4 million, as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 49% of our revenues for the years ended December 31, 2017 and 2016.
Other operating expenses
Other operating expenses increased $3.5 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to a $3.1 million increase in general and administrative expenses, and a $1.9 million increase in communication and technology expense as a result of increased information subscriptions and market data costs.
The increases were partially offset by a $2.9 million decrease in distribution, servicing and marketing expenses as a result of a decrease in third-party intermediary expenses due to lower assets under management sourced through third-party intermediaries (across all channels) that charge a fee for administrative and distribution services, a portion of which is borne by Artisan.
Non-Operating Income (Loss)
Non-operating income (loss) for the year ended December 31, 2017 includes $290.9 million of income relating to changes in the estimate of the payment obligation under the tax receivable agreements, including changes relating to Tax Reform, compared to $0.7 million of income for year ended December 31, 2016. The effect of changes in that estimate after the date of an exchange or sale is included in net income.
Non-operating income (loss) for the year ended December 31, 2017 also includes $4.2 million of income related to investments gains of consolidated investment products.
Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2017 and 2016 was 73.6% and 22.9%, respectively. The rate increase was primarily due to Tax Reform as the tax rate used to measure our deferred tax assets decreased from 37.0% to 23.5%, which resulted in a reduction to our deferred tax assets of $352 million with a corresponding increase to the provision for income taxes for the year ended December 31, 2017. The increase in APAM’s equity ownership in Holdings also increased the effective income tax rate. For the year ended December 31, 2017, approximately 38% of Holdings’ earnings were not subject to corporate-level taxes compared to approximately 47% for the year ended December 31, 2016.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2017, compared to the year ended December 31, 2016, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	For the Years Ended December 31,		For the Period-to-Period
	2016	2015	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$720.9	$805.5	$(84.6)	(11)%
Operating Expenses
Total compensation and benefits	383.9	414.3	(30.4)	(7)%
Other operating expenses	102.8	108.8	(6.0)	(6)%
Total operating expenses	486.7	523.1	(36.4)	(7)%
Total operating income	234.2	282.4	(48.2)	(17)%
Non-operating income (loss)
Interest expense	(11.7)	(11.7)	—	—%
Other non-operating income (loss)	2.0	(11.8)	13.8	117%
Total non-operating income (loss)	(9.7)	(23.5)	13.8	59%
Income before income taxes	224.5	258.9	(34.4)	(13)%
Provision for income taxes	51.5	46.8	4.7	10%
Net income before noncontrolling interests	173.0	212.1	(39.1)	(18)%
Less: Noncontrolling interests - Artisan Partners Holdings	100.0	130.3	(30.3)	(23)%
Net income attributable to Artisan Partners Asset Management Inc.	$73.0	$81.8	$(8.8)	(11)%
Per Share Data
Basic and diluted earnings per share	$1.57	$1.86
Basic and diluted weighted average number of common shares outstanding	38,137,810	35,448,550
Revenues
The decrease in revenues of $84.6 million, or 11%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, was driven primarily by a $10.2 billion or, 10% decrease in our average assets under management, and a decrease in our weighted average investment management fee from 75.6 basis points for the year ended December 31, 2015 to 74.8 basis points for the year ended December 31, 2016. The decrease in the weighted average fee rate is primarily the result of a shift in the mix of our assets under management between our investment strategies and vehicles, mainly an increase in the proportion of our total assets managed through separate accounts.
The following table sets forth the weighted average fee and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2016	2015	2016	2015
	(dollars in millions)
Investment management fees	$250.3	$262.2	$470.6	$543.3
Weighted average fee	55.0 basis points	54.7 basis points	92.4 basis points	92.6 basis points
Percentage of ending AUM	49%	46%	51%	54%

Operating Expenses
The decrease in total operating expenses of $36.4 million, or 7%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily a result of lower incentive compensation and third-party distribution expenses in 2016, which fluctuate with revenue, and a decrease in pre-offering related equity compensation expense. We incurred approximately $3.5 million of operating expenses in 2016 related to the establishment of the Thematic team and the addition of a Chief Operating Officer of Investments.
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
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation and benefits was driven primarily by a $23.9 million decrease in incentive compensation paid to our investment and marketing professionals as a result of lower investment management fee revenue and $6.0 million of start-up costs related to the Developing World team incurred in 2015. The decreases were partially offset by increased costs related to an increase in the number of employees, including those on the Thematic team and the addition of a Chief Operating Officer of Investments, as described above.
The $6.7 million increase in restricted share-based compensation expense resulted primarily from grants of awards in 2016 and 2015.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $14.0 million, as certain awards became fully vested during 2016 and 2015.
Total salaries, incentive compensation and benefits was 49% and 46% of our revenues for the years ended December 31, 2016 and 2015, respectively.
Other operating expenses
Other operating expenses decreased $6.0 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a $10.7 million reduction in distribution expenses. Distribution expenses decreased as a result of a decrease in our assets under management sourced from third-party intermediaries and the launch of the Advisor Share class for certain series of Artisan Funds. The amount we and Artisan Funds pay to intermediaries for distribution and administrative services with respect to Advisor Shares is less than the amount paid with respect to Investor Shares. The transfer of assets from Investor Shares to Advisor Shares reduced our intermediary fees by approximately $2.9 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015.
Other operating expenses includes a $6.7 million increase in communication and technology expenses as a result of an increase in information subscriptions and consulting expense related to firm initiatives.
Non-Operating Income (Loss)
Non-operating income (loss) for the year ended December 31, 2016 includes $0.7 million of income resulting from changes in the estimate of the payment obligation under the tax receivable agreements, compared to $12.2 million of expense for the year ended December 31, 2015. The effect of changes in that estimate after the date of an exchange or sale is included in net income. Similarly, the effect on the estimate of changes in enacted tax rates and in applicable tax laws are included in net income.
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

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2016, as a result of unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.
Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), (3) net investment gain (loss) of consolidated investment products, and (4) the adjustment to deferred taxes as a result of Tax Reform. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), (3) net investment gain (loss) of consolidated investment products, and (4) the adjustment to deferred taxes as a result of Tax Reform. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 37.0% for the periods presented. We estimate our adjusted effective tax rate will be 23.5% in 2018 as a result of Tax Reform.

•
Adjusted net income per adjusted share is calculated by dividing adjusted net income by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested Class A share-based awards and the exchange of all outstanding limited partnership units of Artisan Partners Holdings for Class A common stock of APAM on a one-for-one basis.

•	Adjusted operating income represents the operating income of the consolidated company excluding pre-offering related compensation.

•	Adjusted operating margin is calculated by dividing adjusted operating income by total revenues.

•	Adjusted EBITDA represents adjusted net income before interest expense, income taxes, depreciation and amortization expense.
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
Net investment gain (loss) of consolidated investment products represents the investment income (loss) related to investment products that are included in the Company’s consolidated financial statements because Artisan holds a controlling financial interest in the respective investment entities. The investment income (loss), including the Company’s proportionate share, is removed from the adjusted measures to provide greater transparency of the underlying operations of the business.
The adjustment to deferred taxes as a result of Tax Reform represents the non-cash increase in the provision for income taxes resulting from the change in federal corporate tax rates enacted during the December quarter of 2017. The tax rate used to measure deferred tax assets decreased from 37.0% to 23.5%, which resulted in a reduction to deferred tax assets of $352 million with a corresponding increase to the provision for income taxes. The reduction in certain deferred tax assets also resulted in a $290 million decrease in the amounts payable under the tax receivable agreements, which resulted in a corresponding increase to non-operating income.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$49.6	$73.0	$81.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	99.0	100.0	130.3
Add back: Provision for income taxes	420.5	51.5	46.8
Add back: Pre-offering related compensation - share-based awards	12.7	28.1	42.1
Add back: Net (gain) loss on the tax receivable agreements	(290.9)	(0.7)	12.2
Add back: Net investment (gain) loss of consolidated investment products attributable to APAM	(1.9)	—	—
Less: Adjusted provision for income taxes	106.9	93.2	115.9
Adjusted net income (Non-GAAP)	$182.1	$158.7	$197.3

Average shares outstanding
Class A common shares	44.6	38.1	35.4
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	4.2	3.6	3.1
Artisan Partners Holdings units outstanding (noncontrolling interest)	26.8	32.8	35.0
Adjusted shares	75.6	74.5	73.5

Basic and diluted earnings per share (GAAP)	$0.75	$1.57	$1.86
Adjusted net income per adjusted share (Non-GAAP)	$2.41	$2.13	$2.69

Operating income (GAAP)	$286.4	$234.2	$282.4
Add back: Pre-offering related compensation - share-based awards	12.7	28.1	42.1
Adjusted operating income (Non-GAAP)	$299.1	$262.3	$324.5

Operating margin (GAAP)	36.0%	32.5%	35.1%
Adjusted operating margin (Non-GAAP)	37.6%	36.4%	40.3%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$49.6	$73.0	$81.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	99.0	100.0	130.3
Add back: Pre-offering related compensation - share-based awards	12.7	28.1	42.1
Add back: Net (gain) loss on the tax receivable agreements	(290.9)	(0.7)	12.2
Add back: Net investment (gain) loss of consolidated investment products attributable to APAM	(1.9)	—	—
Add back: Interest expense	11.4	11.7	11.7
Add back: Provision for income taxes	420.5	51.5	46.8
Add back: Depreciation and amortization	5.3	5.2	4.5
Adjusted EBITDA (Non-GAAP)	$305.7	$268.8	$329.4

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$137.3	$156.8
Accounts receivable	$76.7	$59.7
Seed investments(1)	$40.3	$6.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments includes available-for-sale investments in unconsolidated sponsored investment entities, as well as Artisan’s direct equity investments in consolidated investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2017, none of our receivables were considered uncollectable. We also maintain a $100 million revolving credit facility, which was unused as of and for the year ended December 31, 2017.
We utilize capital to make seed investments in Artisan-sponsored funds to support the development of new strategies. As of December 31, 2017, the balance of all seed investments, including investments in consolidated investment products, was $40.3 million. The seed investments are generally redeemable at our discretion.
In August 2012, we issued $200 million in unsecured notes and entered into a $100 million five-year revolving credit facility. The notes were comprised of three series, Series A, Series B, and Series C, each with a balloon payment at maturity.
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A senior notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2017.
In September 2017, we amended the 2012 Note Purchase Agreement with respect to the Series B and Series C notes that remain outstanding. Among other things, the amendment conformed certain terms and conditions applicable to the Series B and Series C notes to those applicable to the Series D notes. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2017.
These borrowings contain certain customary covenants including limitations on Artisan Partners Holdings’ ability to: (i) incur additional indebtedness or liens, (ii) engage in mergers or other fundamental changes, (iii) sell or otherwise dispose of assets including equity interests, and (iv) make dividend payments or other distributions to Artisan Partners Holdings’ partners (other than, among others, tax distributions paid to partners for the purpose of funding tax liabilities attributable to their interests) when a default occurred and is continuing or would result from such a distribution. In addition, in the event of a Change of Control (as defined in the Note Purchase Agreement) or if Artisan’s average assets under management for a fiscal quarter is below $45 billion, Holdings is generally required to offer to pre-pay the notes. Artisan Partners Limited Partnership, a wholly-owned subsidiary of Holdings, has guaranteed Holdings’ obligations under the terms of the Note Purchase Agreement.
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:

•
leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2017 was 0.6 to 1.00); and

•
interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2017 was 32.9 to 1.00).

Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2017.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2017	2016
	(in millions)
Holdings Partnership Distributions to Limited Partners	$115.8	$133.9
Holdings Partnership Distributions to APAM	$197.1	$160.5
Total Holdings Partnership Distributions	$312.9	$294.4
On February 1, 2018, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $68.3 million payable by Artisan Partners Holdings on February 21, 2018 to holders of its partnership units, including APAM, of record on February 14, 2018.
APAM declared and paid the following dividends per share during the years ended December 31, 2017 and 2016:

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2017	2016
Quarterly	Common Class A	$2.40	$2.40
Special Annual	Common Class A	$0.36	$0.40
On February 1, 2018, our board declared a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.79 per share of Class A common stock, both payable on February 28, 2018 to shareholders of record as of February 14, 2018. We have historically distributed the majority of the cash we generate in the form of regular and special annual dividends. The $3.19 of quarterly and special annual dividends declared with respect to 2017, represents the adjusted earnings per share of $2.41, adding back non-cash expenses and deferred taxes, plus approximately $0.25 of cash retained from prior year earnings and tax savings realized in 2017 after payments under our tax receivable agreements.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of $0.60 per share of Class A common stock. After the end of the year, our board will consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all. We expect that our management and board will consider changes to our dividend policy during the course of 2018, including consideration of a variable quarterly dividend.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $385.4 million liability as of December 31, 2017. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. As previously discussed, the TRA liability was reduced as a result of Tax Reform enacted in December 2017. Future increases or decreases in tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2017, payments of $30.3 million, including interest, were made in accordance with the TRA agreements. We expect to make payments of approximately $36 million in 2018 related to the TRAs.
Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Cash as of January 1	$156.8	$166.2	$182.3
Net cash provided by operating activities	204.1	270.4	321.2
Net cash used in investing activities	(4.7)	(2.1)	(11.3)
Net cash used in financing activities	(218.9)	(277.7)	(326.0)
Cash as of December 31,	$137.3	$156.8	$166.2
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash provided by operating activities decreased $66.3 million during the year ended December 31, 2017 primarily due to $92.5 million of net operating cash used by consolidated investment products, partially offset by increased revenues and operating income resulting from an increase in average assets under management. For the year ended December 31, 2017 compared to the year ended December 31, 2016, our operating income, excluding share-based and pre-offering related compensation expenses, increased $42.8 million. Timing differences in working capital accounts reduced operating cash flows by $14.5 million in 2017, compared to 2016.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Net cash used in investing activities increased $2.6 million during the year ended December 31, 2017 primarily due to a $3.8 million decrease in net proceeds from the sale of investment securities, partially offset by a $1.4 million decrease in acquisition of property and equipment and leasehold improvements.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities decreased $58.8 million during the year ended December 31, 2017 primarily due to $60.5 million of net subscriptions in consolidated investment products. Distributions to limited partners decreased $18.1 million and dividends paid increased $15.6 million due to the increase in APAM’s equity ownership interest in Holdings during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash provided by operating activities decreased $50.8 million for the year ended December 31, 2016 primarily due to decreased revenues and operating income resulting from the decrease in average assets under management. For the year ended December 31, 2016, compared to the year ended December 31, 2015, our operating income, excluding share-based and pre-offering related compensation expenses, decreased $55.5 million.
Net cash used in investing activities decreased $9.2 million for the year ended December 31, 2016 primarily due to a $9.0 million decrease in net purchases of investment securities.
Net cash used by financing activities decreased $48.3 million for the year ended December 31, 2016 due to a $48.3 million decrease in distributions to limited partners and an $8.6 million decrease in dividends paid, partially offset by a $7.6 million increase in payments under the tax receivable agreements.

Certain Contractual Obligations
The following table sets forth our contractual obligations under certain contracts as of December 31, 2017.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on borrowings	$200.0	$—	$50.0	$90.0	$60.0
TRAs (1)	385.4	—	—	—	—
Interest payable	52.9	10.7	18.6	15.9	7.7
Lease obligations	77.0	11.4	20.3	18.6	26.7
Total Contractual Obligations	$715.3	$22.1	$88.9	$124.5	$94.4
(1) The estimated payments under the TRAs as of December 31, 2017 are described above under “Liquidity and Capital Resources”. However, amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “-Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to pay approximately $36 million in 2018 related to the TRAs.

Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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

Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. We will generally consolidate VIEs in which we meet the power criteria and hold an equity ownership interest of greater than 10%.
We serve as the investment adviser for Artisan Funds, a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and investment manager of Artisan Global Funds, a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including the right to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan sponsored privately offered funds are also evaluated for consolidation under the VIE model because third-party equity holders of the funds lack the ability to remove Artisan as the general partner, or otherwise divest Artisan of its control of the funds.
Seed Investments - We generally make seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, we will consolidate the investment, and the underlying individual securities will be accounted for as trading securities. If the seed investment results in significant influence, but not control, the investment will be accounted for as an equity method investment. Significant influence is generally considered to exist with equity ownership levels between 20% and 50%, although other factors are considered. Seed investments in which we do not have a controlling financial interest or significant influence are classified as available-for-sale investments. These investments are measured at fair value in the Consolidated Statement of Financial Condition. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized. Realized gains are recognized in non-operating income (loss). As of December 31, 2017, all of our unconsolidated seed investments were accounted for as available-for-sale securities. Effective January 1, 2018, unrealized gains (losses) on all of our seed investments will be recognized through net income.
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
The investment management agreements for a small number of accounts provide for performance-based fees or incentive allocations. Performance-based fees and incentive allocations, if earned, are recognized upon completion of the contractually determined measurement period, which is generally quarterly or annually. Performance fees and incentive allocations generally are not subject to clawback as a result of performance declines subsequent to the most recent measurement date.
The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund clients and UCITS, including Artisan Funds and Artisan Global Funds, and for our own sponsored private funds, our fees are based on the values of the funds’ assets as determined for purposes of calculating their net asset values.
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

With the exception of the assets managed by our Credit team (which represented approximately 2.2% of our assets under management at December 31, 2017), the portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested principally in publicly-traded equity securities for which public market values are readily available, with a portion of each portfolio held in cash or cash-like instruments.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2017, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.
Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $385.4 million as of December 31, 2017, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
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
The value of our assets under management was $115.5 billion as of December 31, 2017. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $84.4 million at our current weighted average fee rate of 73 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $106.4 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 92 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $62.4 million at the current weighted average fee rate across all of our separate accounts of 54 basis points.

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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $40.3 million as of December 31, 2017. We invested in certain of Artisan sponsored private funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $4.0 million at December 31, 2017. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $115.5 billion as of December 31, 2017. As of December 31, 2017, approximately 54% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 47% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.
We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 47% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $5.4 billion, which would cause an annualized increase or decrease in revenues of approximately $39.5 million at our current weighted average fee rate of 73 basis points.
We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.
Interest Rate Risk
At certain times, we invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2017, we invested $26.7 million of our available cash in money market funds that invested solely in U.S. Treasuries. Given the current low yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2017, there were no borrowings outstanding under the revolving credit agreement.
The strategies managed by our Credit Team, which had $2.6 billion of assets under management as of December 31, 2017, invest in fixed income securities. The values of debt instruments held by the strategy may fall in response to increases in interest rates, which would reduce our revenues.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Artisan Partners Asset Management Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A “Controls and Procedures”. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, WI
February 21, 2018

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amounts)

	At December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$137,286	$156,777
Accounts receivable	76,693	59,739
Investment securities	4,978	6,297
Prepaid expenses	8,969	8,654
Property and equipment, net	21,025	20,018
Restricted cash	629	629
Deferred tax assets	429,212	678,518
Other	4,395	5,534
Assets of consolidated investment products
Cash and cash equivalents	21,881	—
Accounts receivable and other	16,768	—
Investment assets, at fair value	115,319	—
Total assets	$837,155	$936,166
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$16,656	$15,609
Accrued incentive compensation	2,911	12,642
Deferred lease obligations	6,363	3,972
Borrowings	199,129	199,477
Class B redemptions payable	—	506
Amounts payable under tax receivable agreements	385,413	586,246
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	8,180	—
Investment liabilities, at fair value	47,857	—
Total liabilities	$666,509	$818,452
Commitments and contingencies
Redeemable noncontrolling interests	62,581	—
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 50,463,126 and 42,149,436 shares outstanding at December 31, 2017 and December 31, 2016, respectively)	505	421
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 11,922,192 and 15,142,049 shares outstanding at December 31, 2017 and December 31, 2016, respectively)	119	151
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 13,184,527 and 17,063,384 shares outstanding at December 31, 2017 and December 31, 2016, respectively)	132	171
Additional paid-in capital	147,910	119,221
Retained earnings (deficit)	(37,870)	13,395
Accumulated other comprehensive income (loss)	(873)	(1,648)
Total Artisan Partners Asset Management Inc. stockholders’ equity	109,923	131,711
Noncontrolling interest - Artisan Partners Holdings	(1,858)	(13,997)
Total stockholders’ equity	$108,065	$117,714
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$837,155	$936,166
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Management fees	$795,276	$719,778	$803,701
Performance fees	348	1,081	1,768
Total revenues	$795,624	$720,859	$805,469
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	390,202	355,835	372,167
Pre-offering related compensation - share-based awards	12,678	28,080	42,071
Total compensation and benefits	402,880	383,915	414,238
Distribution, servicing and marketing	29,620	32,516	43,626
Occupancy	14,490	13,076	12,504
Communication and technology	34,073	32,125	25,487
General and administrative	28,150	24,993	27,229
Total operating expenses	509,213	486,625	523,084
Total operating income	286,411	234,234	282,385
Non-operating income (loss)
Interest expense	(11,449)	(11,653)	(11,706)
Net investment gain (loss) of consolidated investment products	4,241	—	—
Net investment income and other	1,123	1,253	445
Net gain (loss) on the tax receivable agreements	290,919	650	(12,247)
Total non-operating income (loss)	284,834	(9,750)	(23,508)
Income before income taxes	571,245	224,484	258,877
Provision for income taxes	420,508	51,483	46,771
Net income before noncontrolling interests	150,737	173,001	212,106
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	99,038	99,971	130,305
Less: Net income attributable to noncontrolling interests - consolidated investment products	2,100	—	—
Net income attributable to Artisan Partners Asset Management Inc.	$49,599	$73,030	$81,801

Basic and diluted earnings per share	$0.75	$1.57	$1.86
Basic and diluted weighted average number of common shares outstanding	44,647,318	38,137,810	35,448,550
Dividends declared per Class A common share	$2.76	$2.80	$3.35

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income before noncontrolling interests	$150,737	$173,001	$212,106
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $131, ($20) and ($146), respectively	542	974	(301)
Less: reclassification adjustment for net gains included in net income	159	1,073	424
Net unrealized gain (loss) on investment securities	383	(99)	(725)
Foreign currency translation gain (loss)	1,277	(2,130)	(586)
Total other comprehensive income (loss)	1,660	(2,229)	(1,311)
Comprehensive income	152,397	170,772	210,795
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	99,922	99,015	129,574
Comprehensive income attributable to noncontrolling interests - consolidated investment products	2,100	—	—
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$50,375	$71,757	$81,221

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest - Artisan Partners Holdings	Total stockholders’ equity
Balance at January 1, 2015	$342	$215	$172	$93,524	$16,417	$206	$(3,377)	$107,499
Net income	—	—	—	—	81,801	—	130,305	212,106
Other comprehensive income - foreign currency translation	—	—	—	—	—	(303)	(283)	(586)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	(307)	(383)	(690)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(5,463)	—	29	5,399	(35)
Amortization of equity-based compensation	—	—	—	42,144	—	—	37,376	79,520
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	26,075	—	—	—	26,075
Issuance of Class A common stock, net of issuance costs	38	—	—	175,974	—	—	—	176,012
Forfeitures	—	(4)	3	1	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—
Employee net share settlement	—	—	—	(358)	—	—	(311)	(669)
Exchange of subsidiary equity	8	(4)	(4)	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(24)	(14)	(176,520)	—	—	—	(176,558)
Distributions	—	—	—	—	—	—	(182,175)	(182,175)
Dividends	—	—	—	(38,923)	(84,980)	—	(45)	(123,948)
Balance at December 31, 2015	$394	$183	$157	$116,448	$13,238	$(375)	$(13,494)	$116,551
Net income	—	—	—	—	73,030	—	99,971	173,001
Other comprehensive income - foreign currency translation	—	—	—	—	—	(1,192)	(938)	(2,130)
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	(30)	(64)	(94)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,332)	—	(51)	3,378	(5)
Amortization of equity-based compensation	—	—	—	40,923	(408)	—	31,481	71,996
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	8,439	—	—	—	8,439
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)
Forfeitures	—	(17)	15	2	—	—	—	—
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—
Employee net share settlement	—	—	—	(422)	—	—	(340)	(762)
Exchange of subsidiary equity	16	(15)	(1)	—	—	—	—	—
Distributions	—	—	—	—	—	—	(133,876)	(133,876)
Dividends	—	—	—	(42,804)	(72,465)	—	(115)	(115,384)
Balance at December 31, 2016	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders’ Equity, continued (U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2017	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714	$—
Net income (loss)	—	—	—	—	49,599	—	99,038	148,637	2,100
Other comprehensive income - foreign currency translation	—	—	—	—	—	830	447	1,277	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	215	173	388	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(5,994)	—	(270)	6,259	(5)	—
Amortization of equity-based compensation	—	—	—	40,177	—	—	22,715	62,892	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	25,922	—	—	—	25,922	—
Issuance of Class A common stock, net of issuance costs	56	—	—	161,980	—	—	—	162,036	—
Forfeitures	—	(1)	1	—	—	—	—	—	—
Issuance of restricted stock awards	13	—	—	(13)	—	—	—	—	—
Employee net share settlement	—	—	—	(891)	—	—	(586)	(1,477)	—
Exchange of subsidiary equity	15	(10)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)	—
Net contributions (redemptions) attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	60,481
Distributions	—	—	—	—	—	—	(115,804)	(115,804)	—
Dividends	—	—	—	(30,054)	(100,864)	—	(103)	(131,021)	—
Balance at December 31, 2017	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	$62,581

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income before noncontrolling interests	$150,737	$173,001	$212,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,297	5,272	4,519
Deferred income taxes	395,416	33,960	16,521
Net (gain) loss on investment securities	(519)	(1,073)	(424)
Net (gain) loss on the tax receivable agreements	(290,919)	(650)	12,247
Loss on disposal of property and equipment	69	108	40
Amortization of debt issuance costs	452	448	448
Share-based compensation	62,892	71,996	79,520
Excess tax benefit on share-based awards	—	—	(1,300)
Net investment (gain) loss of consolidated investment products	(4,241)	—	—
Purchase of investments by consolidated investment products	(252,047)	—	—
Proceeds from sale of investments by consolidated investment products	190,353	—	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(16,955)	318	9,303
Prepaid expenses and other assets	1,629	(4,898)	(2,614)
Accounts payable and accrued expenses	(9,202)	(3,520)	(316)
Class B liability awards	(506)	(5,096)	(8,682)
Deferred lease obligations	2,391	494	(129)
Net change in operating assets and liabilities of consolidated investment products	(30,774)	—	—
Net cash provided by operating activities	204,073	270,360	321,239
Cash flows from investing activities
Acquisition of property and equipment	(1,578)	(2,933)	(3,794)
Leasehold improvements	(4,257)	(4,343)	(3,541)
Proceeds from sale of investment securities	6,382	8,961	2,724
Purchase of investment securities	(5,250)	(4,014)	(6,750)
Change in restricted cash	—	260	36
Net cash used in investing activities	(4,703)	(2,069)	(11,325)

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows, continued (U.S. dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from financing activities
Partnership distributions	(115,804)	(133,876)	(182,175)
Dividends paid	(131,021)	(115,384)	(123,948)
Payment of debt issuance costs	(512)	—	—
Proceeds from issuance of notes payable	60,000	—	—
Principal payments on notes payable	(60,000)	—	—
Change in other liabilities	—	—	(46)
Payment under the tax receivable agreements	(30,234)	(27,685)	(20,040)
Net proceeds from issuance of common stock	162,494	—	176,558
Payment of costs directly associated with the issuance of Class A common stock	(294)	—	(427)
Purchase of equity and subsidiary equity	(162,494)	—	(176,558)
Taxes paid related to employee net share settlement	(1,477)	(762)	(669)
Net contributions (redemptions) attributable to redeemable noncontrolling interest	60,481	—	—
Excess tax benefit on share-based awards	—	—	1,300
Net cash used in financing activities	(218,861)	(277,707)	(326,005)
Net increase (decrease) in cash and cash equivalents	(19,491)	(9,416)	(16,091)
Cash and cash equivalents
Beginning of period	156,777	166,193	182,284
End of period	$137,286	$156,777	$166,193
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$146,241	$33,941	$132,516
Establishment of amounts payable under tax receivable agreements	120,320	25,480	107,740
Cash paid for:
Interest on borrowings	$11,019	$11,108	$11,019
Income tax	25,296	18,621	29,316

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2017, APAM held approximately 67% of the equity ownership interest in Holdings.
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

Holdings Unit Exchanges
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock each quarter (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the year ended December 31, 2017:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 6, 2017	206,770	—	206,770	—
Common units exchanged on May 5, 2017	474,127	50,000	404,127	20,000
Common units exchanged on August 8, 2017	317,281	133,073	45,238	138,970
Common units exchanged on November 8, 2017	293,049	—	211,812	81,237
Common units exchanged on December 29, 2017	180,970	—	180,970	—
Total Units Exchanged	1,472,197	183,073	1,048,917	240,207
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
Principles of consolidation
Artisan’s policy is to consolidate all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the voting interest entity (“VOE”) model or the variable interest entity (“VIE”) model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting interests. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the right to receive potentially significant benefits or the obligation to absorb potentially significant losses. Artisan generally consolidates VIEs in which it meets the power criteria and holds an equity ownership interest of greater than 10%. The consolidated financial statements include the accounts of APAM and all subsidiaries or other entities in which APAM has a direct or indirect controlling financial interest. All material intercompany balances have been eliminated in consolidation.
Artisan serves as the investment adviser to Artisan Funds, Artisan Global Funds and other investment products, including Artisan sponsored private funds. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including rights to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan sponsored privately offered funds are also evaluated for consolidation under the VIE model because third-party equity holders of the funds lack the ability to remove Artisan as the general partner, or otherwise divest Artisan of its control of the funds.
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and privately offered investment strategies, which are made on the same terms as are available to other investors. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying individual securities are accounted for as trading securities. Investments in which the Company does not have a controlling financial interest are classified as available-for-sale investments, as described below under “-Investment Securities”. As of December 31, 2017, Artisan has a controlling financial interest in two series of Artisan Global Funds and two privately offered investment funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because the consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in its Consolidated Financial Statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.

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
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment management fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2017, 2016 and 2015.
Investment securities
Investment securities consist of investments in unconsolidated sponsored investment entities and are classified as available-for-sale. Investments provide exposure to various risks, including price risk (the risk of a potential future decline in value of the investment) and foreign currency risk. Investments in registered mutual funds are carried at fair value at their respective net asset values as of the valuation date.
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
Cash and cash equivalents of consolidated investment products
Cash and cash equivalents of consolidated investment products consist of highly liquid investments, including money market funds. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.

Investment assets and liabilities of consolidated investment products
Investment assets and liabilities of consolidated investment products primarily consist of equity and fixed income securities. The carrying value of the investment assets and liabilities is also their fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. Equity securities are generally valued based upon closing market prices of the security on the principal exchange on which the security is traded. Fixed income securities include corporate bonds, convertible bonds and bank loans. Fixed income securities are generally valued based on the judgment of pricing vendors. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Redeemable noncontrolling interests
Redeemable noncontrolling interests represent third-party investors’ ownership interest in consolidated investment products. Third-party investors in consolidated investment products generally have the right to withdraw their capital, subject to certain conditions. Noncontrolling interests of consolidated investment products that are currently redeemable or convertible for cash or other assets at the option of the holder are classified as temporary equity.
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
The investment management agreements for a small number of accounts provide for performance-based fees or incentive allocations. Performance-based fees and incentive allocations, if earned, are recognized upon completion of the contractually determined measurement period, which is generally quarterly or annually.
Performance-based fees and incentive allocations generally are not subject to claw back as a result of performance declines subsequent to the most recent measurement date.
Pre-offering related compensation - share-based awards
Prior to the IPO Reorganization, Class B limited partnership interests were granted to certain employees. The Class B limited partnership interests provided both an interest in future profits of Holdings as well as an interest in the overall value of Holdings. Class B limited partnership interests generally vested ratably over a five-year period from the date of grant. Holders of Class B limited partnership interests were entitled to fully participate in profits from and after the date of grant. During 2013, the Class B awards were modified, which eliminated the cash redemption feature and resulted in equity classification since such modification. Compensation expense is recorded for unvested Class B awards on a straight-line basis over the remaining vesting period. As of July 1, 2017, all Class B awards were fully vested.
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
The fee is either based on the number of accounts to which the intermediary provides such services or a percentage of the average daily value of fund shares held in such accounts. The funds pay a portion of such fees directly to the intermediaries, which are intended to compensate the intermediary for its provision of services of the type that would be provided by the funds’ transfer agent or other service providers if the shares were registered directly on the books of the funds’ transfer agent. Artisan pays the balance of those fees which includes compensation to the intermediary for its distribution, servicing and marketing of Artisan Funds shares.
Artisan Global Funds also have distribution arrangements pursuant to which Artisan is required to pay a portion of its investment management fee for distribution, servicing and marketing of Artisan Global Funds shares.

Distribution fees paid by Artisan are presented as an operating expense as Artisan is the principal in its role as the primary obligor related to distribution and marketing services. Distribution fees paid to intermediaries were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Total intermediary fees incurred related to Artisan Funds	$78,398	$88,942	$120,402
Less: fees incurred by Artisan Funds	52,701	59,654	80,390
Fees incurred by Artisan	25,697	29,288	40,012
Global Funds distribution and other marketing expenses	3,923	3,228	3,614
Total distribution, servicing and marketing	$29,620	$32,516	$43,626
Accrued fees to intermediaries were $3.6 million as of December 31, 2017 and 2016, and are included in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2017, 2016, and 2015. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
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

Earnings per Share
Basic earnings per share is computed under the two-class method by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted share-based awards are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by employees. Income available to Class A common stockholders is computed by reducing net income attributable to APAM by earnings (both distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. Unvested share-based awards are participating securities because the awards include non-forfeitable dividend rights during the vesting period. Class B and Class C common shares do not share in profits of APAM and therefore are not reflected in the calculations.
Diluted earnings per share is computed by increasing the denominator by the amount of additional Class A common shares that would have been outstanding if all potential Class A common shares had been issued. The numerator is also increased for the net income allocated to the potential Class A common shares. Potential dilutive Class A common shares consist of (1) the Class A common shares issuable upon exchange of Holdings limited partnership units for APAM Class A common stock and (2) unvested restricted share-based awards.
Recent accounting pronouncements
Accounting standards not yet adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The guidance also changes the accounting for certain costs to obtain or fulfill a contract. The new guidance was effective on January 1, 2018 and allows for either a full retrospective or modified retrospective transition method. The Company will apply the modified retrospective transition method and the adoption will not have a material impact on the consolidated financial statements. The adoption will result in additional disclosures, including the disaggregation of revenue and information about performance obligations.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 was effective on January 1, 2018 and results in a cumulative-effect adjustment to the Company’s Consolidated Statements of Financial Condition upon adoption. Upon adoption, the Company’s unrealized gains (losses) on available-for-sale investment securities will be recognized through net income, which will be a change from the current treatment of recognition in other comprehensive income (loss).
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
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Mutual funds	$4,361	$617	$—	$4,978
December 31, 2016
Mutual funds	$6,194	$103	$—	$6,297
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to other comprehensive income (loss).
During the years ended December 31, 2017, 2016 and 2015, Artisan redeemed seed investments for proceeds of $6.4 million, $9.0 million and $2.7 million, respectively, resulting in realized gains of $0.1 million, $1.1 million and $0.4 million, respectively.
As of December 31, 2017 and 2016, none of the Company’s investment securities were in an unrealized loss position. No impairment losses were recorded on these available-for-sale securities.

Note 4. Fair Value Measurements
The table below presents information about Artisan’s assets and liabilities that are measured at fair value and the valuation techniques Artisan utilized to determine such fair value. The financial instruments held by consolidated investment products are excluded from the table below and are presented in Note 6, “Variable Interest Entities and Consolidated Investment Products”.
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2017 and 2016:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets
Cash equivalents	$26,727	$26,727	$—	$—
Mutual funds	4,978	4,978	—	—

December 31, 2016
Assets
Cash equivalents	$64,170	$64,170	$—	$—
Mutual funds	6,297	6,297	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, open-end mutual funds and UCITS funds. Cash maintained in demand deposit accounts is excluded from the table above.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the years ended December 31, 2017 and 2016.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of December 31, 2017 and 2016:

	Maturity	Outstanding Balance as of 12/31/2017	Outstanding Balance as of 12/31/2016	Interest Rate Per Annum
Revolving credit agreement	August 2022	—	—	NA
Senior notes
Series A	August 2017	—	60,000	4.98%
Series B	August 2019	50,000	50,000	5.32%
Series C	August 2022	90,000	90,000	5.82%
Series D	August 2025	60,000	—	4.29%
Total borrowings		$200,000	$200,000
The fair value of borrowings was approximately $209.3 million as of December 31, 2017. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.

Senior notes - On August 16, 2012, Holdings issued $200 million in senior unsecured notes and entered into a $100 million five-year revolving credit agreement. The proceeds were used to repay the entire outstanding principal of an existing term loan.
On August 16, 2017, Artisan Partners Holdings issued $60 million of 4.29% Series D senior notes and used the proceeds to repay the $60 million of 4.98% Series A senior notes that matured on August 16, 2017. In addition, Holdings amended and extended its $100 million revolving credit facility for an additional five-year period. The Company incurred debt issuance costs related to the notes and revolving credit facility of $0.5 million and $1.2 million respectively, which are amortized as interest expense over the life of the instruments.
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
Revolving credit agreement - Any loans outstanding under the revolving credit agreement bear interest at a rate per annum equal to, at the Company’s election, (i) LIBOR adjusted by a statutory reserve percentage plus an applicable margin ranging from 1.50% to 2.50%, depending on Holdings’ leverage ratio (as defined in the revolving credit agreement) or (ii) an alternate base rate equal to the highest of (a) Citibank, N.A.’s prime rate, (b) the federal funds effective rate plus 0.50%, and (c) the daily one-month LIBOR adjusted by a statutory reserve percentage plus 1.00%, plus, in each case, an applicable margin ranging from 0.50% to 1.50%, depending on Holdings’ leverage ratio. Unused commitments will bear interest at a rate that ranges from 0.175% to 0.500%, depending on Holdings’ leverage ratio.
As of and for the year-ended December 31, 2017, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio.
Interest expense incurred on the unsecured notes and revolving credit agreement was $10.9 million for the year ended December 31, 2017, and $11.1 million for the years ended December 31, 2016 and 2015.
As of December 31, 2017, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2018	$—
2019	50,000
2020	—
2021	—
2022	90,000
Thereafter	60,000
Total	$200,000
Note 6. Variable Interest Entities and Consolidated Investment Products
Artisan serves as the investment adviser for various types of investment products, consisting of both VIEs and VOEs. Artisan consolidates an investment product if it has a controlling financial interest in the entity. See Note 2, “Summary of Significant Accounting Policies”. Any such entities are collectively referred to herein as consolidated investment products or CIPs.
As of December 31, 2017, Artisan is considered to be the primary beneficiary of two series of Artisan Global Funds and the funds related to two privately offered investment strategies for which it serves as investment manager. Artisan made aggregate seed investments of $33.3 million in these CIPs during the year ended December 31, 2017.
Artisan’s maximum exposure to loss in connection with the assets and liabilities of CIPs is limited to its direct equity investment, while the potential benefit is limited to the management fee and incentive allocation received and the return on its equity investment. With the exception of Artisan’s direct equity investment, the assets of CIPs are not available to Artisan’s creditors, nor are they available to Artisan for general corporate purposes. In addition, third-party investors in the CIPs have no recourse to the general credit of the Company. As of December 31, 2017, Artisan’s aggregate direct equity investment in consolidated investment products was $35.4 million.
Artisan earned management fees of $78 thousand and incentive allocation revenue of $50 thousand from CIPs during the year ended December 31, 2017, which are eliminated from revenue upon consolidation.

Third-party investors’ ownership interest in CIPs is presented as redeemable noncontrolling interest in the Consolidated Statements of Financial Condition as third-party investors have the right to withdraw their capital, subject to certain conditions. Net income attributable to third-party investors is reported as net income attributable to noncontrolling interests - consolidated investment products in the Consolidated Statements of Operations.
Fair Value Measurements - Consolidated Investment Products
The carrying value of CIPs’ investments is also their fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable.
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2017. There were no CIP assets or liabilities as of December 31, 2016.

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets
Cash equivalents	$21,881	$21,881	$—	$—
Equity securities - long position	69,044	69,044	—	—
Fixed income instruments - long position	45,758	—	45,758	—
Derivative assets	343	303	40	—

Liabilities
Equity securities - short position	$29,199	$29,199	$—	$—
Fixed income instruments - short position	18,513	—	18,513	—
Derivative liabilities	145	45	100	—

CIP balances included in the Company’s consolidated statements of financial condition were as follows:	2017
Net CIP assets included in the table above	$89,169
Net CIP assets not included in the table above	8,762
Net CIP assets	97,931
Less: redeemable noncontrolling interest	62,581
Artisan’s direct equity investment in CIPs	$35,350
Cash equivalents consisted of money market funds. Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the year ended December 31, 2017.

Note 7. Noncontrolling Interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2017, APAM held approximately 67% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the years ended December 31, 2017, 2016 and 2015, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2015	34,238,131	38,689,412	72,927,543	47%
Issuance of APAM Restricted Shares, Net	548,674	—	548,674	1%
2015 Follow-On Offering	3,831,550	(3,831,550)	—	5%
Holdings Common Unit Exchanges	826,809	(826,809)	—	1%
Forfeitures from Employee Terminations (1)	(12,559)	(54,730)	(67,289)	—%
Balance at December 31, 2015	39,432,605	33,976,323	73,408,928	54%
Issuance of APAM Restricted Shares, Net (1)	1,090,042	—	1,090,042	—%
Holdings Common Unit Exchanges	1,679,507	(1,679,507)	—	3%
Forfeitures from Employee Terminations (1)	(52,718)	(91,383)	(144,101)	—%
Balance at December 31, 2016	42,149,436	32,205,433	74,354,869	57%
Issuance of APAM Restricted Shares, Net	1,218,604	—	1,218,604	1%
2017 Follow-On Offering	5,626,517	(5,626,517)	—	7%
Holdings Common Unit Exchanges	1,472,197	(1,472,197)	—	2%
Forfeitures from Employee Terminations (1)	(3,628)	—	(3,628)	—%
Balance at December 31, 2017	50,463,126	25,106,719	75,569,845	67%
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

Statement of Financial Condition	For the Years Ended December 31,
	2017	2016
Additional paid-in capital	$(5,994)	$(3,332)
Noncontrolling interest - Artisan Partners Holdings	6,259	3,378
Accumulated other comprehensive income (loss)	(265)	(46)
Net impact to financial condition	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $4.7 million for the year ended December 31, 2017 and $3.9 million for the year ended December 31, 2016.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
As of December 31, 2017 and 2016, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	December 31, 2017	December 31, 2016	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	50,463,126	42,149,436	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	11,922,192	15,142,049	5 votes per share	None
Class C, par value $0.01 per share	400,000,000	13,184,527	17,063,384	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2017, Artisan’s employees held 3,912,111 restricted shares of Class A common stock subject to the agreement and all 11,922,192 outstanding shares of Class B common stock.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2017, 2016 and 2015.

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2017	2016	2015
Quarterly	Common Class A	$2.40	$2.40	$2.40
Special Annual	Common Class A	$0.36	$0.40	$0.95

The following table summarizes APAM’s stock transactions for the years ended December 31, 2017, 2016 and 2015:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2015	72,927,543	34,238,131	21,463,033	17,226,379
2015 Follow-On Offering	—	3,831,550	(2,415,253)	(1,416,297)
Holdings Common Unit Exchanges	—	826,809	(355,305)	(471,504)
Restricted Share Award Grants	562,950	562,950	—	—
Restricted Share Award Net Share Settlement	(14,276)	(14,276)	—	—
Employee/Partner Terminations	(67,289)	(12,559)	(365,253)	310,523
Balance at December 31, 2015	73,408,928	39,432,605	18,327,222	15,649,101
Holdings Common Unit Exchanges	—	1,679,507	(1,549,070)	(130,437)
Restricted Share Award Grants	1,118,267	1,118,267	—	—
Restricted Share Award Net Share Settlement	(28,225)	(28,225)	—	—
Employee/Partner Terminations	(144,101)	(52,718)	(1,636,103)	1,544,720
Balance at December 31, 2016	74,354,869	42,149,436	15,142,049	17,063,384
2017 Follow-On Offering	—	5,626,517	(2,104,517)	(3,522,000)
Holdings Common Unit Exchanges	—	1,472,197	(1,048,917)	(423,280)
Restricted Share Award Grants	1,267,250	1,267,250	—	—
Restricted Share Award Net Share Settlement	(48,646)	(48,646)	—	—
Employee/Partner Terminations	(3,628)	(3,628)	(66,423)	66,423
Balance at December 31, 2017	75,569,845	50,463,126	11,922,192	13,184,527
(1) There were 218,089, 178,401, and 122,990 restricted stock units outstanding at December 31, 2017, 2016, and 2015, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Holdings Partnership Distributions to Limited Partners	$115,804	$133,876	$182,175
Holdings Partnership Distributions to APAM	$197,070	$160,532	$186,711
Total Holdings Partnership Distributions	$312,874	$294,408	$368,886
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Compensation and Benefits

Total compensation and benefits consists of the following:

	For the Years Ended December 31,
	2017	2016	2015
Salaries, incentive compensation and benefits (1)	$341,060	$312,676	$335,700
Restricted share-based award compensation expense	49,142	43,159	36,467
Total salaries, incentive compensation and benefits	390,202	355,835	372,167
Pre-offering related compensation - share-based awards	12,678	28,080	42,071
Total compensation and benefits	$402,880	$383,915	$414,238
(1) Excluding restricted share-based award compensation expense
Incentive compensation
Cash incentive compensation paid to members of Artisan’s investment teams and members of its distribution teams is generally based on formulas that are tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and has historically been paid in the fourth quarter of the year. The cash incentive compensation earned by executive officers for the years ended December 31, 2017 and 2016 were paid during 2017.
Restricted share-based awards
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan (the “Plan”). Pursuant to the Plan, APAM has granted a combination of restricted stock awards and restricted stock units (collectively referred to as “restricted share-based awards”) of Class A common stock to employees. The restricted share-based awards generally vest on a pro rata basis over five years. Certain share-based awards will vest upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 7,998,718 shares of Class A common stock were reserved and available for issuance under the Plan as of December 31, 2017
Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur.

The following table summarizes the restricted share-based award activity for the years ended December 31, 2017, 2016 and 2015:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2015	$52.59	2,700,634
Granted	48.17	642,950
Forfeited	52.71	(12,559)
Vested	52.69	(469,041)
Unvested at January 1, 2016	$51.58	2,861,984
Granted	30.42	1,138,892
Forfeited	50.44	(52,718)
Vested	51.76	(553,248)
Unvested at January 1, 2017	$44.47	3,394,910
Granted	28.30	1,268,500
Forfeited	39.56	(3,628)
Vested	48.06	(645,796)
Unvested at December 31, 2017	$38.79	4,013,986
Compensation expense recognized related to the restricted share-based awards was $49.1 million, $43.2 million and $36.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The aggregate vesting date fair value of awards that vested during the years ended December 31, 2017, 2016 and 2015 was approximately $19.8 million, $15.3 million, and $22.0 million, respectively. The unrecognized compensation expense for the unvested restricted share-based awards as of December 31, 2017 was $97.7 million with a weighted average recognition period of 2.9 years remaining.
During the years ended December 31, 2017 and 2016, the Company withheld a total of 48,646 and 28,225 restricted shares, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $1.5 million and $0.8 million in employee tax withholding obligations related to these settlements during the years ended December 31, 2017 and 2016, respectively. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

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
The vested Class B liability awards of a terminated employee were historically redeemed in cash in annual installments, generally over the five years following termination of employment. The remaining $0.5 million of redemption payments for Class B awards of partners whose services to Holdings terminated prior to the IPO was paid during the year ended December 31, 2017.
As a part of the IPO Reorganization, the Class B grant agreements were amended to eliminate the cash redemption feature. The amendment was considered a modification under ASC 718 and the Class B awards have been classified as equity awards since such modification. Compensation expense was recorded for unvested Class B awards on a straight-line basis over the remaining vesting period until the awards became fully vested on July 1, 2017.

The following table summarizes the activity related to unvested Class B awards for the years ended December 31, 2017, 2016 and 2015:

	Weighted-Average Grant Date Fair Value	Number of Class B Awards
Unvested Class B awards at January 1, 2015	$30.00	4,045,016
Granted	—	—
Forfeited	30.00	(54,730)
Vested	30.00	(1,641,952)
Unvested Class B awards at January 1, 2016	$30.00	2,348,334
Granted	—	—
Forfeited	30.00	(91,383)
Vested	30.00	(1,411,731)
Unvested Class B awards at January 1, 2017	$30.00	845,220
Granted	—	—
Forfeited	—	—
Vested	30.00	(845,220)
Unvested Class B awards at December 31, 2017	$—	—
Compensation expense recognized related to the unvested Class B awards was $12.7 million, $28.1 million and $42.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. There is no remaining unrecognized compensation expense for the Class B awards as of December 31, 2017, as the Class B awards became fully vested on July 1, 2017.
Note 10. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$21,960	$14,704	$26,090
State and local	2,663	2,180	3,560
Foreign	469	639	600
Total	25,092	17,523	30,250
Deferred:
Federal	396,502	32,124	22,916
State and local	(1,086)	1,836	(6,395)
Total	395,416	33,960	16,521
Income tax expense	$420,508	$51,483	$46,771

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
Non-deductible share-based compensation	0.5	2.4	2.9
Rate benefit from the flow through entity	(6.2)	(15.7)	(17.7)
Tax Reform - change in federal corporate tax rate	43.9	—	—
Change in deferred state tax rate	—	—	(3.0)
Other	0.4	1.2	0.9
Effective tax rate	73.6%	22.9%	18.1%
The effective tax rate includes a rate benefit attributable to the fact that, for the years ended December 31, 2017, 2016 and 2015, approximately 38%, 47% and 50%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, existing deferred tax assets were remeasured to reflect the reduction in the enacted U.S. federal corporate tax rate. The tax rate used to measure deferred tax assets changed from 37.0% to 23.5%, which resulted in a reduction to our deferred tax assets of $352 million with a corresponding increase to the provision for income taxes for the year ended December 31, 2017. The actual impact of Tax Reform on effective tax rates and deferred tax assets may differ from these estimates due to changes in interpretations and assumptions made in determining these estimates, future guidance issued by the IRS, and the completion of the Company’s U.S. tax return.
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

The reduction in deferred tax assets described above (including the results of Tax Reform) resulted in a decrease in the amounts payable under the TRAs, reflecting the reduced estimate of APAM’s tax savings that will be paid to the TRA counterparties. Amounts payable under tax receivable agreements are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Consolidated Statements of Operations.
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2017 and 2016 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under Tax Receivable Agreements
December 31, 2015	$660,254	$589,101
2016 Holdings Common Unit Exchanges	29,977	25,480
Amortization	(35,953)	—
Payments under TRAs(1)	—	(27,685)
Change in estimate	(336)	(650)
December 31, 2016	$653,942	$586,246
2017 Follow-On Offering	113,419	96,406
2017 Holdings Common Unit Exchanges	28,134	23,914
Amortization	(42,891)	—
Payments under TRAs(1)	—	(30,234)
Tax Reform - change in federal corporate tax rate	(341,669)	(290,418)
Change in estimate	(245)	(501)
December 31, 2017	$410,690	$385,413
(1) Interest payments of $85 thousand and $127 thousand were paid in addition to these TRA payments for the years ended December 31, 2017 and 2016, respectively.
Net deferred tax assets comprise the following:

	As of December 31, 2017	As of December 31, 2016
Deferred tax assets:
Amortizable basis (1)	$410,690	$653,942
Other (2)	18,522	24,576
Total deferred tax assets	429,212	678,518
Less: valuation allowance (3)	—	—
Net deferred tax assets	$429,212	$678,518
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of December 31, 2017 and December 31, 2016.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2017, U.S. federal income tax returns for the years 2014 through 2016 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2013 to 2016. Foreign tax returns are generally subject to examination from 2013 to 2016.

Note 11. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of December 31, 2017	As of December 31, 2016
Unrealized gain on investments, net of tax	$259	$37
Foreign currency translation gain (loss)	(1,132)	(1,685)
Accumulated Other Comprehensive Income (Loss)	$(873)	$(1,648)
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the equity ownership interests in Holdings held by the limited partners of Holdings.
Note 12. Earnings Per Share
The computation of basic and diluted earnings per share under the two-class method for the years ended December 31, 2017, 2016 and 2015 were as follows:

Basic and Diluted Earnings Per Share	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to APAM	$49,599	$73,030	$81,801
Less: Allocation to participating securities	16,026	13,059	16,033
Net income available to common stockholders	$33,573	$59,971	$65,768
Denominator:
Weighted average shares outstanding	44,647,318	38,137,810	35,448,550
Earnings per share	$0.75	$1.57	$1.86

Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards which reduces net income available to common stockholders.

There were no dilutive securities outstanding during the years ended December 31, 2017, 2016 and 2015. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses and unrecognized share-based compensation expense. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

Anti-Dilutive Weighted Average Shares Outstanding	For the Years Ended December 31,
	2017	2016	2015
Holdings limited partnership units	26,837,118	32,784,750	34,960,945
Unvested restricted share-based awards	4,153,260	3,566,784	3,052,630
Total	30,990,378	36,351,534	38,013,575
Note 13. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2017, 2016, and 2015 were $6.4 million, $6.0 million and $5.5 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.

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
Expenses related to these plans for the years ended December 31, 2017, 2016, and 2015 were $0.6 million, $0.1 million and $0.2 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2017 and 2016 for these plans was $0.6 million and $0.3 million, respectively.
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
Note 15. Property and Equipment
The composition of property and equipment at December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Computers and equipment	$7,770	$8,197
Computer software	4,372	5,366
Furniture and fixtures	8,658	7,920
Leasehold improvements	27,357	23,207
Total Cost	48,157	44,690
Less: Accumulated depreciation	(27,132)	(24,672)
Property and equipment, net of accumulated depreciation	$21,025	$20,018
Depreciation expense totaled $5.3 million, $5.2 million, and $4.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Note 16. Lease Commitments
Artisan has lease commitments for office space, furniture, and equipment, which are accounted for as operating leases. Certain lease agreements provide for scheduled rent increases over the lease term. Artisan records rent expense for operating leases with scheduled rent increases on a straight-line basis over the term of the respective agreement. In addition, Artisan has received certain lease incentives, which are amortized on a straight-line basis over the term of the lease agreement. Rental expense for the years ended December 31, 2017, 2016 and 2015 was $10.5 million, $9.8 million and $9.7 million, respectively.

At December 31, 2017, the aggregate future minimum payments for leases for each of the following five years and thereafter are as follows:

2018	$11,420
2019	10,411
2020	9,875
2021	9,738
2022	8,840
Thereafter	26,762
Total	$77,046
Note 17. Related Party Transactions
Several of the current named executive officers of APAM and certain members of APAM’s board (or their affiliates) are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At December 31, 2017 and 2016, accounts receivables included $2.3 million and $0.9 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
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
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Investment management fees:
Artisan Funds	$472,501	$453,579	$528,098
Fee waiver / expense reimbursement:
Artisan Funds	$504	$719	$444
Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.75%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are affiliated with Artisan receive no compensation from the funds. Accounts receivable included $5.1 million and $1.8 million due from Artisan Global Funds as of December 31, 2017 and 2016, respectively.

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Investment management fees:
Artisan Global Funds	$30,107	$16,981	$15,218
Fee waiver / expense reimbursement:
Artisan Global Funds	$218	$381	$441
Affiliate transactions - Artisan Sponsored Private Funds
Pursuant to written agreements, Artisan serves as the investment manager of certain privately offered investment funds constituting the firm’s privately offered strategies. Under the terms of these agreements, Artisan earns a management fee and is entitled to receive an allocation of profits. Artisan made aggregate seed investments of $32.3 million in the privately offered investment funds during the year ended December 31, 2017. Certain related parties, including employees, officers and members of the Company’s board invested an additional $34.6 million in the funds. These related party investors currently do not pay a management fee or incentive allocation. In addition, for a period of time following the formation of the privately offered funds, Artisan has agreed to reimburse the funds to the extent that expenses, excluding Artisan’s management fee and transaction related costs, exceed 1.00% per annum of the net assets of the funds. Artisan may also voluntarily waive fees or reimburse the funds for other expenses. Fees and incentive allocations for managing the privately offered funds were $39 thousand and $50 thousand, respectively, for the year ended December 31, 2017. All management fees and incentive allocations from the privately offered strategies were eliminated from revenue upon consolidation. Expense reimbursements totaled $290 thousand for the year ended December 31, 2017.
Note 18. Concentration of Credit Risk and Significant Relationships
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. For the years ended December 31, 2017, 2016 and 2015, approximately 15%, 11% and 10% of Artisan’s investment management fees, respectively, were earned from clients located outside of the United States.
Note 19. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Note 20. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited quarterly results of operations for 2017 and 2016. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of Artisan’s business activities.

	For the Quarters Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Total revenues	$184,074	$196,273	$204,556	$210,721
Operating income	$58,032	$66,503	$80,630	$81,246
Net income attributable to noncontrolling interests-Artisan Partners Holdings	$22,760	$22,197	$27,234	$26,847
Net income attributable to noncontrolling interests- consolidated investment products	$—	$4	$610	$1,486
Net income attributable to Artisan Partners Asset Management Inc.	$19,795	$26,632	$30,665	$(27,493)
Earnings (loss) per basic and diluted share:	$0.37	$0.45	$0.61	$(0.67)

	For the Quarters Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Total revenues	$174,529	$180,768	$184,081	$181,481
Operating income	$54,725	$59,013	$61,909	$58,587
Net income attributable to noncontrolling interests-Artisan Partners Holdings	$24,057	$25,092	$26,301	$24,521
Net income attributable to Artisan Partners Asset Management Inc.	$16,261	$18,384	$19,086	$19,299
Earnings per basic and diluted share:	$0.35	$0.38	$0.41	$0.42
The summation of quarterly earnings per share does not equal annual earnings per share because the calculations are performed independently.
Note 21. Subsequent Events
Restricted share-based awards
On February 1, 2018, the board of directors of APAM approved the grant of 1,518,970 restricted share-based awards to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. Approximately half of these awards will vest pro rata in the first fiscal quarter of each of the next five years. The remaining awards will generally vest upon the satisfaction of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Compensation expense associated with these awards is expected to be approximately $59.8 million, which will be recognized on a straight-line basis over the requisite service period.
Distributions and dividends
On February 1, 2018, APAM, acting as the general partner of Artisan Partners Holdings, declared a distribution by Artisan Partners Holdings of $68.3 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board of directors of APAM declared a quarterly dividend of $0.60 per share of Class A common stock and a special annual dividend of $0.79 per share of Class A common stock. Both common stock dividends, a total of $1.39 per share, are payable on February 28, 2018 to shareholders of record as of February 14, 2018.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and positions of each of our directors and executives officers at February 16, 2018:

Name	Age	Position
Matthew R. Barger	60	Independent Director
Seth W. Brennan	47	Independent Director
Tench Coxe	60	Independent Director
Stephanie G. DiMarco	60	Independent Director
Jeffrey A. Joerres	58	Independent Director
Andrew A. Ziegler	60	Lead Independent Director
Eric R. Colson	48	President, Chief Executive Officer and Chairman of the Board
Charles J. Daley, Jr.	55	Executive Vice President, Chief Financial Officer and Treasurer
Sarah A. Johnson	46	Executive Vice President, Chief Legal Officer and Secretary
Jason A. Gottlieb	48	Executive Vice President
James S. Hamman, Jr.	48	Executive Vice President
Gregory K. Ramirez	47	Executive Vice President

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

Ms. DiMarco has served on our Board since February 2013 and currently chairs the Audit Committee. Ms. DiMarco founded Advent Software, Inc. in June 1983 and served Advent in various capacities over time, including chair of its board of directors (September 2013 to July 2015), chief executive officer (May 2003 to June 2012) and chief financial officer (July 2008 to September 2009). She currently serves on the advisory board of the College of Engineering at the University of California Berkeley and the board of directors of Summer Search, a non-profit organization. She is a former member of the board of trustees of the University of California Berkeley Foundation, a former advisory board member of the Haas School of Business at the University of California Berkeley and a former trustee of the San Francisco Foundation where she chaired the investment committee. Ms. DiMarco holds a BS in Business Administration from the University of California at Berkeley. Ms. DiMarco’s extensive experience in technological developments for the asset management industry and her management experience as a founder, officer and director of Advent provide perspective on the management and operations of a public company. In addition, her extensive financial and accounting experience strengthens our Board through her understanding of accounting principles, financial reporting rules and regulations, and internal controls.

Mr. Joerres has served on our Board since February of 2013. He currently chairs the Compensation Committee and serves as a member of the Audit Committee. Mr. Joerres was executive chairman and chairman of the board of directors of ManpowerGroup until his retirement in December 2015. From April 1999 until May 2014, he served as chief executive officer of ManpowerGroup. Prior to becoming chief executive officer, he served as vice president of marketing, senior vice president of European operations and senior vice president of global account management. Prior to joining ManpowerGroup, Mr. Joerres held the position of vice president of sales and marketing for ARI Network Services. Mr. Joerres currently serves on the board of directors of Western Union and is a member of the Committee for Economic Development. He is also past chairman and director of the Federal Reserve Bank of Chicago, a former director of Johnson Controls International plc, and a former trustee of the U.S. Council for International Business. Mr. Joerres served on the board of Artisan Partners Funds, Inc. from 2001 to 2011. Mr. Joerres holds a bachelor’s degree from Marquette University’s College of Business Administration. Mr. Joerres’s operating and leadership experience as an officer and director of ManpowerGroup and his innovative approach to optimizing human capital provide the Board with insight into the management and operations of a public company.

Mr. Ziegler has served on our Board since March 2011 and is currently its Lead Independent Director. Mr. Ziegler served as Chairman of the Board from March 2011 to August 2015 and was our Executive Chairman from March 2011 to March 2014. Mr. Ziegler also served on the board of directors of Artisan Partners Funds, Inc. from January 1995 to November 2013. Mr. Ziegler was a managing director and the chief executive officer of Artisan Partners Holdings from its founding in 1994 through January 2010. Immediately prior to founding Artisan Partners, Mr. Ziegler was president and chief operating officer of Strong Capital Management, Inc. and president of the Strong Capital Management, Inc. group of mutual funds. Mr. Ziegler holds a BS from the University of Wisconsin-Madison and a JD from the University of Wisconsin Law School. Mr. Ziegler’s operating and leadership experience as our past executive chairman and his extensive knowledge of our business and the investment management industry provide the Board with insight into the company and valuable continuity of leadership.

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

Mr. Daley has been Executive Vice President, Chief Financial Officer and Treasurer of Artisan Partners Asset Management since March 2011. He has served as chief financial officer of Artisan Partners since August 2010 and has been a managing director since July 2010. Prior to that, Mr. Daley was chief financial officer, executive vice president and treasurer of Legg Mason, Inc. Mr. Daley holds a BS in Accounting from the University of Maryland, is an inactive certified public accountant, and holds a Series 27 license.

Ms. Johnson has been Executive Vice President, Chief Legal Officer and Secretary of Artisan Partners Asset Management and General Counsel of Artisan Partners since October 2013. From April 2013 to October 2013 she served as Assistant Secretary of Artisan Partners Asset Management. She has been general counsel of Artisan Partners Funds, Inc. since February 2011. She has also served as a director of certain private funds sponsored by Artisan Partners since 2017. Ms. Johnson was named a managing director of Artisan Partners in March 2010. Prior to joining the Company in July 2002, Ms. Johnson practiced law with the law firm of Bell, Boyd & Lloyd LLC, Chicago, Illinois. Ms. Johnson holds a BA from Northwestern University and a JD from Northwestern University School of Law.

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

Mr. Hamman was appointed Executive Vice President of Artisan Partners Asset Management in February 2016. He has been a managing director of Artisan Partners since April 2014 and currently has responsibility for overseeing global distribution. Prior to his current role, Mr. Hamman was responsible for overseeing human capital and corporate development and for providing legal advice with respect to various aspects of Artisan’s advisory business. He also served as a director of Artisan Partners Global Funds from June 2010 to January 2018. Mr. Hamman joined Artisan Partners in March 2010. He holds a bachelor’s degree in Business Administration from the University of Notre Dame and a JD from Northwestern University School of Law.

Mr. Ramirez was appointed Executive Vice President of Artisan Partners Asset Management in February 2016. From October 2013 to February 2016 he served as Senior Vice President and from April 2013 to October 2013 as Assistant Treasurer. He has been a managing director of Artisan Partners since April 2003. Mr. Ramirez currently has responsibility for overseeing vehicle administration and facilities and serves as chair of the Artisan Risk and Integrity Committee. He has served as chief financial officer, vice president and treasurer of Artisan Partners Funds, Inc. since February 2011 and a director of Artisan Partners Global Funds since June 2010 and as a director of certain private funds sponsored by Artisan Partners since 2017. His prior roles with Artisan Partners include controller, chief accounting officer and director of client accounting and administration. Mr. Ramirez holds a BBA in Accounting from the University of Iowa and an MBA from Marquette University. He is a Certified Public Accountant and holds a Series 27 license.

Under the terms of our Stockholders Agreement, our Stockholders Committee, which has the authority to vote approximately 23% of the combined voting power of our capital stock, is required to vote the shares subject to the agreement for the election of each of Mr. Barger and Mr. Colson. Under the agreement, Artisan is required to use its best efforts to elect Mr. Barger and Mr. Colson, which efforts must include soliciting proxies for, and recommending that the Company’s stockholders vote in favor of, the election of each. For more information on the Stockholders Agreement and Stockholders Committee see Item 13 of this report. There are no family relationships among any of our directors or executive officers.

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

Based solely on our review of such reports and written representations by the reporting persons, we believe that during the fiscal year ended December 31, 2017, our directors, officers and owners of more than 10% of a registered class of our equity securities complied with all applicable filing requirements, except for one missed Form 4 for Mr. Ramirez relating to an exchange of APH partnership units for shares of the Company’s Class A common stock. No sales took place in connection with the exchange.

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
Andrew A. Ziegler
*Our Board has determined that each of Matthew R. Barger, Seth W. Brennan, Tench Coxe, Stephanie G. DiMarco, Jeffrey A. Joerres and Andrew A. Ziegler is independent.

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
The following table shows the elements of compensation paid to our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three other most highly compensated officers (collectively, the named executive officers) with respect to 2017, 2016 and 2015. The amounts in this table vary from the data and reporting conventions required by SEC rules in the Summary Compensation Table below.

Name & Principal Position	Year	Salary	Cash Bonus	Restricted Share Grant	Total Direct Compensation	Incentive Pay as a % of Total Direct Compensation
Eric R. Colson	2017	$250,000	$5,000,000	$1,042,775	$6,292,775	96%
Chief Executive Officer	2016	250,000	4,800,000	283,000	5,333,000	95%
	2015	250,000	5,500,000	915,300	6,665,300	96%
Charles J. Daley, Jr.	2017	250,000	1,950,000	259,710	2,459,710	90%
Chief Financial Officer	2016	250,000	1,750,000	141,500	2,141,500	88%
	2015	250,000	2,000,000	305,100	2,555,100	90%
Sarah A. Johnson	2017	250,000	1,150,000	177,075	1,577,075	84%
Chief Legal Officer	2016	250,000	1,050,000	141,500	1,441,500	83%
	2015	250,000	1,200,000	305,100	1,755,100	86%
James S. Hamman, Jr.	2017	250,000	1,100,000	177,075	1,527,075	84%
Executive Vice President	2016	250,000	1,000,000	283,000	1,533,000	84%
Jason A. Gottlieb, Executive Vice President	2017	250,000	2,500,000	521,388	3,271,388	92%
Total compensation paid to Mr. Colson, Mr. Daley, Ms. Johnson, and Mr. Hamman with respect to 2017 was higher than total compensation paid to them with respect to 2016. The year-over-year increase reflects the fact that, in 2017, our financial performance improved compared to 2016. Our average assets under management increased by 13% and revenues increased by 10%. Adjusted net income increased by 15%, and our adjusted operating margin increased from 36.4% to 37.6%. In addition to the improvement in our financial performance, there were a number of business and financial accomplishments in 2017, including:

•	Our assets under management as of December 31, 2017 were $115.5 billion, our highest year-end assets under management.

•
Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Of our 13 strategies launched prior to 2017, ten have outperformed their broad-based benchmarks since inception, with average annual out-performance ranging from 1.61% to 5.23% points, after fees.

•	We furthered the franchise development, in terms of leadership, resources, economic alignment, and culture, of our eight investment teams.

•	During the year, we launched four new investment strategies, the most strategies we have established in a single year.

•	We continued to increase the geographic diversification of our business. At year-end, $22.7 billion, or 20%, of our total assets under management were from clients domiciled outside the U.S.

•	We refinanced $60 million of senior notes and extended our $100 million revolving credit facility through August 2022.

•	We declared and distributed dividends of $2.76 per share of Class A common stock during 2017, and have declared a total of $3.19 of dividends with respect to 2017.

•	We successfully completed our February 2017 follow-on offering and continued to evolve our capital structure.

Our executive compensation program includes the following features that we believe reflect sound corporate pay governance:

•	We do not have employment or other agreements that provide termination benefits outside the context of a change in control.

•
Generally one-half of the restricted shares awarded to our executive officers in connection with the prior year’s performance are Career Shares that, with certain exceptions, will only vest if and when the recipient retires from the Company in accordance with qualifying retirement conditions.

•	All of our outstanding unvested equity awards to executive officers include double-trigger change in control provisions.

•
We maintain equity ownership guidelines, pursuant to which executive officers are required to hold Company equity equal in value to eight times base salary for the Chief Executive Officer and three times base salary for all other executive officers.

•
Our executive officers are subject to a clawback policy that permits the Board to recover incentive compensation from an executive officer if his or her fraud or willful misconduct led to a material restatement of financial results.

•	We do not provide “golden parachute” tax gross ups.

•	None of our named executive officers have bonus guarantees.

•	We do not offer retirement income or pension plans other than the same 401(k) plan that is available to all employees.

•	We do not maintain any benefit plans or perquisites that cover only one or more of our named executive officers.

•	Our insider trading policy prohibits hedging or pledging of Company stock by our employees.

•	Our Compensation Committee receives input from an independent compensation consultant.

In February 2018, the Compensation Committee recommended and the Board approved equity ownership guidelines and a clawback policy for executive officers.

Pursuant to the equity ownership guidelines, executive officers are expected to own shares of the Company’s common stock (including standard restricted shares and career shares) or Class B common units of Artisan Partners Holdings equal in value to eight times base salary for the Chief Executive Officer and three times base salary for all other executive officers. Current executive officers have a period of five years from the time the guidelines were adopted in February 2018 to comply with the ownership requirements. In addition, in the future, any individual becoming an executive officer will have a period of five years from the time of his or her designation as an executive officer to comply with the guidelines.

The clawback policy provides that in the event of a material restatement of the Company’s financial results within three years of the original reporting, the Board will review the facts and circumstances that led to the restatement and, if the Board determines that an executive officer engaged in fraud or willful misconduct leading to material noncompliance with any financial reporting requirements and the restatement, the Board may choose to recover incentive compensation paid to an executive officer in an amount that the Board determines is the difference between the amount of incentive compensation paid or granted to the executive officer and the amount of incentive compensation that would have been paid or granted to the executive officer based upon the restated financial results. Incentive compensation subject to this policy includes both cash bonuses and equity awards.

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

Use of Compensation Consultant. Our Compensation Committee has retained the services of McLagan, a compensation consultant, to provide advice regarding our named executive officer compensation program and compensation trends in the asset management industry. McLagan must receive pre-approval from the chairperson of our Compensation Committee prior to accepting any non-survey-related work from management. Other than compensation surveys and multi-client studies where McLagan provided information, but not advice, McLagan did not provide any services to management in 2017. Our Compensation Committee has assessed the independence of McLagan pursuant to SEC rules and concluded that no conflict of interest exists that prevents McLagan from independently advising the Compensation Committee.

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

Results of Advisory Votes on Compensation. The Compensation Committee considers the results of the Company’s advisory votes on compensation when determining the amount and type of compensation paid to the named executive officers and the structure of the executive compensation program generally. The Company’s first advisory votes on executive compensation and frequency of advisory votes on executive compensation took place in connection with the Company’s 2016 annual meeting of stockholders. The advisory votes resulted in the approval of the Company’s 2015 executive compensation and a frequency of executive compensation advisory votes of every three years. The next advisory vote on executive compensation will occur in connection with the Company’s 2019 annual meeting of stockholders, at which the stockholders will vote on the Company’s 2018 executive compensation.

Elements of our Named Executive Officers’ Compensation and Benefits

The elements of our named executive officer compensation program include:

•	Base salary.

•	Annual performance based discretionary cash bonus.

•	Equity compensation.

•	Retirement benefits.

•	Other benefits.

Base Salary

Base salaries are intended to provide our named executive officers with a degree of financial certainty and stability that does not depend on performance and that does not differentiate among the responsibilities, contributions or performance of our named executive officers. Instead, we consider it a baseline compensation level that delivers some current cash income to our named executive officers. As is typical in the asset management industry, our named executive officers’ base salaries represent a relatively small portion of their overall total direct compensation. We believe that the majority of their pay should be in the form of variable compensation tied to performance. Further, we believe in a model of managed fixed costs and the potential for substantial upside to productive employees and view this compensation structure as promoting our business objectives. Each of our named executive officers received an annual base salary of $250,000 in 2017. The $250,000 annual base salary for named executive officers has remained unchanged over the last decade.

Annual Performance Based Discretionary Cash Bonus

Cash incentive compensation is the most significant part of our named executive officers’ total direct compensation. Annual cash incentive compensation is determined at or after the end of each year and is based on the Compensation Committee’s assessment of individual and company-wide performance measured over long-term periods. We do not use predetermined incentive formulas to evaluate performance or determine pay. The Compensation Committee considers the execution of certain key strategic priorities, as well as business and financial metrics.

At its January 2017 meeting, our Compensation Committee discussed target bonus amounts for each named executive officer and a set of key strategic priorities and business and financial metrics against which to evaluate performance and determine bonuses for 2017. At each subsequent meeting, the Compensation Committee reviewed the status of the strategic priorities and assessed the business and financial metrics.

In December 2017 the Compensation Committee determined annual cash bonuses for the 2017 named executive officers based on its assessment of the named executive officers’ execution of strategic priorities and our 2017 business and financial results. In shaping its decisions with respect to all of the named executive officers, the Compensation Committee considered the following:

•	Our assets under management as of December 31, 2017 were $115.5 billion, our highest year-end assets under management.

•
Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Of our 13 strategies launched prior to 2017, ten have outperformed their broad-based benchmarks since inception, with average annual out-performance ranging from 1.61% to 5.23% points, after fees.

•	We furthered the franchise development, in terms of leadership, resources, economic alignment, and culture, of our eight investment teams.

•	During the year, we launched four new investment strategies, the most strategies we have established in a single year.

•	We continued to increase the geographic diversification of our business. At year-end, $22.7 billion, or 20%, of our total assets under management were from clients domiciled outside the U.S.

•	We refinanced $60 million of senior notes and extended our $100 million revolving credit facility through August 2022.

•	We declared and distributed dividends of $2.76 per share of Class A common stock during 2017, and have declared a total of $3.19 of dividends with respect to 2017.

•	We successfully completed our February 2017 follow-on offering and continued to evolve our capital structure.

•	Maintaining and enhancing relationships and communication with clients, investors, employees, and potential new investment talent.

Based on these achievements and our financial and business performance, the Compensation Committee determined to pay 2017 cash incentive awards as follows: $5,000,000 for Mr. Colson; $1,950,000 for Mr. Daley; $1,150,000 for Ms. Johnson; $1,100,000 for Mr. Hamman; and $2,500,000 for Mr. Gottlieb.

Equity Compensation

We strongly believe that equity participation causes employees to think and act like owners. Each of our named executive officers has significant holdings in the Company’s equity, through a mix of standard restricted shares, career shares and, for those executive officers who are employee-partners, Class B common units of Artisan Partners Holdings. We place significant restrictions on the number of Class B common units that our named executive officers may sell in any given year. These restrictions, together with an annual award of career shares that generally do not vest until a qualified retirement, result in our named executive officers maintaining a significant level of equity ownership. To further ensure that a significant amount of equity is held by our named executive officers, in February 2018 our Board adopted a set of equity ownership guidelines, pursuant to which our executive officers are required to hold Company equity equal in value to eight times base salary for the Chief Executive Officer and three times base salary for all other executive officers.

We grant equity to our named executive officers in the form of standard restricted shares and career shares. Our standard restricted shares vest pro-rata over the five years following the date of grant, subject to continued employment. For career shares to vest, both of the following conditions must be met:

•	Pro rata time-vesting, under which 20% of the shares satisfy this condition in each of the five years following the year of grant.

•
Qualifying retirement, which generally requires that the recipient (i) has been employed by us for at least 10 years at retirement; (ii) had provided, in the case of named executive officers and portfolio managers, three years’ prior written notice of retirement (which can be reduced at our discretion); and (iii) remains at the Company through the retirement notice period.

Career shares and standard restricted shares will also vest upon a termination of employment due to death or disability. In addition, after the fifth anniversary of the grant date, if the Company terminates a recipient without cause (as defined in the award agreement), career shares will fully vest. And after a change of control, if the Company terminates a recipient without cause or he or she resigns for good reason, in either case, within two years of the change in control, the shares will fully vest.

We believe that career shares further align the interests of our named executive officers, portfolio managers, and other senior employees with our stockholders and clients and will incentivize recipients to remain at our firm until they are ready to leave in a thoughtful and structured way. Both standard restricted shares and career shares are awarded pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan.

In February 2018, our Compensation Committee recommended, and our Board subsequently approved, equity grants in respect of 2017 performance to certain of our employees, including to our named executive officers. The aggregate award constituted a total of approximately 1.5 million shares, of which a total of 55,350 shares (or 4% of the total grant) were awarded to our named executive officers as follows: 13,250 standard restricted shares and 13,250 career shares for Mr. Colson; 3,300 standard restricted shares and 3,300 career shares for Mr. Daley; 2,250 standard restricted shares and 2,250 career shares for Ms. Johnson; 2,250 standard restricted shares and 2,250 career shares for Mr. Hamman and 6,625 standard restricted shares and 6,625 career shares for Mr. Gottlieb. The size of the award to each named executive officer was determined by the Compensation Committee in consultation with our Chief Executive Officer. By accepting the awards, each of our named executive officers agreed to certain restrictive covenants, including agreements not to compete with Artisan or solicit Artisan clients and employees, for one year after he or she ceases to be employed by Artisan.

We intend to continue to grant annual equity-based awards to our named executive officers under the Omnibus Plan, which provides for a wide variety of equity awards. The size and structure of the equity awards granted with respect to 2017 may not be indicative of future awards. Future equity awards may be granted in a mix of restricted shares (both standard and career) and options and subject to both time- and performance-based vesting. We generally intend to continue to grant our named executive officers a 50-50 ratio of career shares and standard restricted shares.

Retirement Benefits

We believe that providing a cost-effective retirement benefit for the Company’s employees is an important recruitment and retention tool. Accordingly, the Company maintains, and each of the named executive officers participates in, a contributory defined contribution retirement plan for all U.S.-based employees, and matches 100% of each employee’s contributions (other than catch-up contributions by employees age 50 and older) up to the 2017 limit of $18,000. We also maintain retirement plans or make retirement plan contributions (or equivalent cash payments) for our employees based outside the U.S. The opportunity to participate in a retiree health plan, at the sole expense of the retiree, is available to employee-partners and career share recipients who have at least 10 years of service with us at the time of retirement.

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

Compensation Committee:

Jeffrey A. Joerres, Chairperson
Seth W. Brennan
Tench Coxe

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting materials or incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

Summary Compensation Table (1)
The following table provides information regarding the compensation earned during the years ended December 31, 2015, 2016 and 2017 by each of our named executive officers. Columns for “Option Awards”, “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” do not appear in the following table as they do not pertain to the Company.
The applicable SEC rules require that the value of an equity award be attributed to the year in which the award was made (not the year with respect to which the award was made) for purposes of the Summary Compensation Table below. Accordingly, the stock awards reported for 2015 are $0 (because we did not make any awards in 2015) and the stock awards reported for 2016 and 2017 reflect the awards made in January 2016 and January 2017, respectively. Because we believe the value of the equity awards we make in January of each year should be considered a part of each named executive officer’s compensation for the prior year, we have included those values in the table at the beginning of this Item 11, as well as in the first footnote below.

Name & Principal Position	Year	Salary	Bonus (2)	Stock Awards(3)	All Other Compensation(4)	Total
Eric R. Colson	2017	$250,000	$5,000,000	283,000	$216,778	$5,749,778
Chief Executive Officer	2016	250,000	4,800,000	915,300	147,884	6,113,184
	2015	250,000	5,500,000	—	168,041	5,918,041
Charles J. Daley, Jr.	2017	250,000	1,950,000	141,500	119,171	2,460,671
Chief Financial Officer	2016	250,000	1,750,000	305,100	89,991	2,395,091
	2015	250,000	2,000,000	—	106,383	2,356,383
Sarah A. Johnson	2017	250,000	1,150,000	141,500	100,036	1,641,536
Chief Legal Officer	2016	250,000	1,050,000	305,100	81,956	1,687,056
	2015	250,000	1,200,000	—	79,152	1,529,152
James S. Hamman, Jr., (5)	2017	250,000	1,100,000	283,000	46,110	1,679,110
Executive Vice President	2016	250,000	1,000,000	305,100	56,532	1,611,632
Jason A. Gottlieb, (6) Executive Vice President	2017	250,000	2,500,000	990,500	43,403	3,783,903
(1) The summary compensation table above includes the value of restricted shares that were granted to each named executive officer in each year presented, as required by SEC disclosure rules. The supplemental table below includes the value of the restricted shares that we granted to each named executive officer in 2016, 2017 and 2018 with respect to 2015, 2016 and 2017 performance, respectively.

Name	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Eric R. Colson	2017	$250,000	$5,000,000	$1,042,775	$216,778	$6,509,553
	2016	250,000	4,800,000	283,000	147,884	5,480,884
	2015	250,000	5,500,000	915,300	168,041	6,833,341
Charles J. Daley, Jr.	2017	250,000	1,950,000	259,710	119,171	2,578,881
	2016	250,000	1,750,000	141,500	89,991	2,231,491
	2015	250,000	2,000,000	305,100	106,383	2,661,483
Sarah A. Johnson	2017	250,000	1,150,000	177,075	100,036	1,677,111
	2016	250,000	1,050,000	141,500	81,956	1,523,456
	2015	250,000	1,200,000	305,100	79,152	1,834,252
James S. Hamman, Jr.	2017	250,000	1,100,000	177,075	46,110	1,573,185
	2016	250,000	1,000,000	283,000	56,532	1,589,532
Jason A. Gottlieb	2017	250,000	2,500,000	521,388	43,403	3,314,791

(2) Amounts in this column represent the annual discretionary cash bonus compensation earned by our named executive officers in 2017, 2016 and 2015, as applicable. The amounts for 2017 were paid in December 2017. The amounts for 2016 and 2015 were paid in February following each year presented.

(3) As discussed above, we believe the value of the equity awards we made in 2016, 2017 and 2018 should be considered a part of each named executive officer’s compensation for 2015, 2016 and 2017, respectively. Accordingly, the grant date fair value of those awards is reflected in the “Stock Awards” and “Total” columns in the supplemental table in footnote 1. The values reported represent the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date.

(4) Amounts in this column represent the aggregate dollar amount of all other compensation received by our named executive officers. All other compensation includes, but is not limited to (a) company matching contributions to our named executive officers’ contributory defined contribution plan accounts equal to 100% of their pre-tax contributions (excluding catch-up contributions for named executive officers age 50 and older), up to the limitations imposed under applicable tax rules, which contributions totaled $18,000 for each named executive officer in 2017; (b) reimbursement for 2017 self-employment payroll tax expense as follows: $171,492 for Mr. Colson; $73,620 for Mr. Daley; and $52,919 for Ms. Johnson.

(5) Because Mr. Hamman first became an executive officer in 2016, no disclosure is included for 2015.
(6) Because Mr. Gottlieb first became an executive officer in 2017, no disclosure is included for 2016 or 2015.

Grants of Plan-Based Awards During 2017

The following table provides information regarding plan-based awards granted to each of our named executive officers in the year ended December 31, 2017.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Eric R. Colson	1/27/2017	10,000	$283,000
Charles J. Daley, Jr.	1/27/2017	5,000	141,500
Sarah A. Johnson	1/27/2017	5,000	141,500
James S. Hamman, Jr.	1/27/2017	10,000	283,000
Jason A. Gottlieb	1/27/2017	35,000	990,500
(1) Represents the number of restricted shares of our Class A common stock granted in January 2017, which were awarded as follows:
Name		Standard Restricted Shares	Career Shares
Eric R. Colson		5,000	5,000
Charles J. Daley, Jr.		2,500	2,500
Sarah A. Johnson		2,500	2,500
James S. Hamman, Jr.		3,928	6,072
Jason A. Gottlieb		35,000	—
(2) Represents the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date.

Outstanding Equity Awards at December 31, 2017

The following table provides information about the outstanding unvested equity-based awards held by each of our named executive officers as of December 31, 2017.

Name	Number of Shares and Units of Stock That Have Not Vested(#)(1)	Market Value of Shares and Units of Stock That Have Not Vested($)(2)
Eric R. Colson	53,050	$2,095,475
Charles J. Daley, Jr.	21,700	857,150
Sarah A. Johnson	20,600	813,700
James S. Hamman, Jr.	25,546	1,009,067
Jason A. Gottlieb	67,609	2,670,556
(1) Represents the number of unvested restricted shares (both career shares and standard restricted shares) of Class A common stock as of December 31, 2017:

Name	Standard Restricted Shares (A)	Career Shares (B)
Eric R. Colson	24,800	28,250
Charles J. Daley, Jr.	10,200	11,500
Sarah A. Johnson	9,100	11,500
James S. Hamman, Jr.	6,565	18,981
Jason A. Gottlieb	67,609	—
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

(B) Career shares vest as described above in “-Compensation Discussion and Analysis - Equity-Based Compensation.”
(2) Restricted shares of Class A common stock were valued based on the closing price of our Class A common stock on the NYSE on December 31, 2017, which was $39.50.

Equity Awards Vested During the Year Ended December 31, 2017

The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2017, upon the vesting of equity awards.

Name	Number of Shares or Units Acquired Upon Vesting(#)(1)	Value Realized on Vesting($)(2)
Eric R. Colson	20,121	$620,286
Charles J. Daley, Jr.	18,047	558,217
Sarah A. Johnson	5,022	154,552
James S. Hamman, Jr.	1,818	56,176
Jason A. Gottlieb	3,623	108,871
(1) Represents the number of standard restricted shares of Class A common stock and Class B common units that vested during the year ended December 31, 2017:
Name	Vested Shares of Class A Common Stock	Vested Class B Common Units
Eric R. Colson	9,150	10,971
Charles J. Daley, Jr.	3,900	14,147
Sarah A. Johnson	2,800	2,222
James S. Hamman, Jr.	1,818	—
Jason A. Gottlieb	3,623	—
Class B common units are exchangeable for shares of our Class A common stock on a one-for-one basis. However, the Class A common stock received upon exchange is generally subject to restrictions on the amount that may be sold in any one year period.

(2) The value of the restricted shares of Class A common stock and Class B common units that vested during 2017 is based on the stock price of our Class A common stock on each respective vesting date.

CEO Pay Ratio - 29:1

The Compensation Committee reviewed a comparison of our CEO’s annual total compensation in 2017 to that of the median of the annual total compensation of all other Company employees (the “Median Employee”) for the same period. The calculation of annual total compensation of all employees was determined in the same manner as the “Total Compensation” shown for our CEO in the Summary Compensation Table above. Pay elements that were included in 2017 annual total compensation for each employee included, as applicable, the following items:

•Salary
•Annual discretionary cash bonus earned
•Grant date fair value of restricted stock awards granted in 2017
•Grant date fair value of phantom equity awards granted in 2017
•Company matching contributions to our 401(k) Plan
•Health and vision insurance premiums paid by the Company
•Health savings account contributions made by the Company
•Life insurance premiums paid by the Company
•Reimbursement for employee-partners’ self-employment payroll tax expense
•Allowances for housing, parking and commuting costs
•Employee tuition paid by the Company

Our calculation includes all employees as of December 31, 2017. Compensation of our median employee was determined by calculating the annual total compensation described above for each of our employees. The annual total compensation for 2017 for our CEO was $5,749,778 and for the Median Employee was $197,932. The resulting ratio of our CEO’s pay to the pay of our Median Employee for 2017 is 29 to 1.

Pension Benefits

We do not sponsor or maintain any defined benefit pension or retirement benefits for the benefit of our employees.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not sponsor or maintain any nonqualified defined contribution or other nonqualified deferred compensation plans for the benefit of our employees.

Employment Agreements

We do not have employment agreements with any of our named executive officers. Upon commencement of employment, each named executive officer received an offer letter outlining the initial terms of employment, including base salary and cash incentive compensation. None of these terms affected compensation paid to our named executive officers in 2017, except with respect to certain payments made and equity awards granted to Mr. Gottlieb prior to becoming an executive officer of the Company. The terms of our named executive officers’ offer letters will not affect compensation paid in future years.

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

Equity awards granted to our named executive officers are evidenced by an award agreement that sets forth the terms and conditions of the award and the effect of any termination event or a change in control on unvested awards. The effect of a termination event or change in control on outstanding equity awards varies by the type of award. The following table provides the value of equity acceleration that would have been realized for each of the named executive officers if he or she had been terminated on December 31, 2017 under the circumstances indicated (including following a change in control).

As discussed above, each of our named executive officers has been granted career shares that are designed to vest upon a qualifying retirement. A qualifying retirement requires 10 years of service with the Company as of the date of retirement and three years’ advance notice of retirement, which we may waive to no less than one year. Career shares also include a pro rata time-vesting requirement, under which 20% of the shares become eligible for qualifying retirement vesting in each of the five years following the year of grant. While none of our named executive officers has provided us with notice of intent to retire, the amounts shown in the “Retirement” column reflect the value of career shares that have satisfied the time-vesting and 10 years of service requirements as of December 31, 2017, had the named executive officer satisfied the advance notice requirement as of that date. In addition, the amount of shares received upon exchange of Class B common units that may be sold in any one-year period may also increase upon a named executive officer’s retirement, so long as the officer provided us with sufficient notice of retirement and has at least 10 years of service at retirement.

	Death or Disability	Qualifying Termination in Connection with Change in Control	Retirement
Eric R. Colson
Standard Restricted Shares (1)	$979,600	$979,600	$—
Career Shares(2)	1,115,875	1,115,875	314,025
Charles J. Daley, Jr.
Standard Restricted Shares (1)	402,900	402,900	—
Career Shares(2)	454,250	454,250	—
Sarah A. Johnson
Standard Restricted Shares (1)	359,450	359,450	—
Career Shares(2)	454,250	454,250	134,300
James S. Hamman, Jr.
Standard Restricted Shares (1)	259,318	259,318	—
Career Shares(2)	749,750	749,750	—
Jason A. Gottlieb
Standard Restricted Shares (1)	2,670,556	2,670,556	—
Career Shares(2)	—	—	—
(1) Represents the value of the accelerated vesting of restricted shares of Class A common stock based on the closing price of our Class A common stock on the NYSE on December 31, 2017, which was $39.50 per share. Any standard restricted shares will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence).

(2) Represents the value of the accelerated vesting and retirement vesting of career shares based on the closing price of our Class A common stock on the NYSE as of December 31, 2017, which was $39.50 per share. Any career shares will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence). Career shares also vest upon qualifying retirement, as discussed above.

DIRECTOR COMPENSATION

The Company’s director compensation program is designed to attract and retain highly qualified non-employee directors. For fiscal year 2017, the director compensation program entitled non-employee directors to a cash component, designed to compensate directors for their service on the Board, and an equity component, designed to align the interests of the directors with those of the Company’s stockholders.

For 2017, the standard equity component of the Company’s director compensation program consisted of $100,000 of restricted stock units for each of the non-employee directors awarded under the Artisan Partners Asset Management Inc. 2013 Non-Employee Director Compensation Plan. The shares of Class A common stock underlying the restricted stock units will be delivered on the earlier to occur of (i) a change in control of APAM and (ii) the termination of the director’s service as a director.

During 2017, each non-employee director was entitled to receive cash payments of $50,000, paid in four quarterly installments. The lead director and chairperson of our Audit Committee were entitled to receive an additional cash retainer of $50,000, and the chairpersons of each of the Compensation Committee and Nominating and Corporate Governance Committee were entitled to receive an additional cash retainer of $40,000. Each of our non-employee directors elected to receive the value of this cash compensation in the form of additional restricted stock units.

As a result, an additional number of restricted stock units were granted to each non-employee director in January of 2017, the value of which equaled the amount of cash compensation to which each director was entitled. One-quarter of the units awarded in lieu of cash compensation vested in each quarter of 2017.

In addition, all directors are reimbursed for reasonable out-of-pocket expenses incurred by them in connection with attending Board, committee and stockholder meetings, including those for travel, meals and lodging. These reimbursements are not reflected in the table below.

Mr. Colson does not receive any additional compensation for serving on the Board.

The following table provides information concerning the 2017 compensation of each non-employee director who served in fiscal year 2017.

Name	Stock Awards
Matthew R. Barger(1)	$190,000
Seth W. Brennan(2)	150,000
Tench Coxe(3)	150,000
Stephanie G. DiMarco(4)	200,000
Jeffrey A. Joerres(5)	190,000
Andrew A. Ziegler(6)	200,000
(1) On December 31, 2017, Mr. Barger had 21,547 restricted stock units outstanding.
(2) On December 31, 2017, Mr. Brennan had 13,278 restricted stock units outstanding.
(3) On December 31, 2017, Mr. Coxe had 18,006 restricted stock units outstanding.
(4) On December 31, 2017, Ms. DiMarco had 22,432 restricted stock units outstanding.
(5) On December 31, 2017, Mr. Joerres had 21,547 restricted stock units outstanding.
(6) On December 31, 2017, Mr. Ziegler had 19,404 restricted stock units outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 16, 2018, for:

•	each person known by us to beneficially own more than 5% of any class of our outstanding shares, as of February 16, 2018;

•	each of our named executive officers;

•	each of our directors; and

•	all of our named executive officers and directors as a group.

Because we have disclosed the ownership of shares of our Class B common stock and Class C common stock (which correspond to partnership units that are exchangeable for Class A common stock), the shares of Class A common stock underlying partnership units are not separately reflected in the table below.
Applicable percentage ownership is based on 52,135,113 shares of Class A common stock (including 246,581 restricted stock units that are currently outstanding), 11,922,192 shares of Class B common stock and 13,184,527 shares of Class C common stock outstanding at February 16, 2018. The aggregate percentage of combined voting power represents voting power with respect to all shares of our common stock voting together as a single class and is based on 76,995,251 total votes attributed to 76,995,251 total shares of outstanding common stock, as each share of our common stock entitles its holder to one vote per share.
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

	Class A(1)		Class B		Class C		Aggregate % of Combined Voting Power
	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class

Directors and Named Executive Officers:
Stockholders Committee(2)	5,925,294	11.4%	11,922,192	100%	—	—	23.0%
Eric R. Colson(3)	105,500	*	482,463	4.0%	—	—	—
Charles J. Daley, Jr.(3)(4)	35,500	*	97,779	*	—	—	*
Jason A. Gottlieb(3)	79,488	*	—	—	—	—	—
James S. Hamman, Jr.(3)	34,514	*	—	—	—	—	—
Sarah A. Johnson(3)	36,500	*	94,464	*	—	—	*
Gregory K. Ramirez(3)	35,400	*	77,364	*	—	—	*
Matthew R. Barger(5)	26,339	*	—	—	1,242,002	9.4%	1.6%
Seth W. Brennan(5)(6)	29,562	*	—	—	—	—	*
Tench Coxe(5)(7)	44,201	*	—	—	—	—	*
Stephanie G. DiMarco(5)(8)	98,555	*	—	—	—	—	*
Jeffrey A. Joerres(5)	29,839	*	—	—	—	—	*
Andrew A. Ziegler(5)(9)	24,449	*	—	—	3,455,973	26.2%	4.5%
Directors and executive officers as a group (11 persons)	6,184,039	11.9%	11,922,192	100%	4,697,975	35.6%	29.3%

5+% Stockholders:
Artisan Investment Corporation(9)	—	—	—	—	3,455,973	26.2%	4.5%
MLY Holdings Corp.(3)(10)	—	—	2,735,536	22.9%	—	—	—
LaunchEquity Acquisition Partners, LLC (3)(11)	—	—	1,271,196	10.7%	—	—	—
N. David Samra(3)	1,128,407	2.2%	983,218	8.2%	—	—	—
Daniel J. O’Keefe(3)	1,051,911	2.0%	960,676	8.1%	—	—	*
James C. Kieffer (3)	—	—	1,067,575	9.0%	—	—	—
George Sertl(3)	—	—	1,065,008	8.9%	—	—	—
James D. Hamel(3)	296,758	*	816,066	6.8%	—	—	—
Scott C. Satterwhite	—	—	—	—	1,383,768	10.5%	1.8%
Patricia Christina Hellman Survivor’s Trust	—	—	—	—	1,197,665	9.1%	1.6%
Arthur Rock 2000 Trust	—	—	—	—	1,153,280	8.7%	1.5%
Thomas F. Steyer 2017 GRAT I	—	—	—	—	1,082,314	8.2%	1.4%
Big Fish Partners LLC	—	—	—	—	807,305	6.1%	1.0%
Kayne Anderson Rudnick Investment Management LLC(12)	4,712,355	9.0%	—	—	—	—	6.1%
The Vanguard Group(13)	4,092,479	7.8%	—	—	—	—	*
Blackrock Inc.(14)	2,942,573	5.6%	—	—	—	—	3.7%
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

(2)
Each of our employees to whom we have granted equity has entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all of the shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee currently consisting of Mr. Colson, Mr. Daley and Mr. Ramirez. All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members. Shares originally subject to the agreement cease to be subject to it when sold by the employee or upon the termination of the employee’s employment with us.

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

(3)
Pursuant to the stockholders agreement, Mr. Colson, Mr. Daley, Mr. Gottlieb, Mr. Hamman, Ms. Johnson, Mr. Ramirez, MLY Holdings Corp., LaunchEquity Acquisition Partners, LLC, Mr. Samra, Mr. O’Keefe, Mr. Kieffer, Mr. Sertl and Mr. Hamel each granted an irrevocable voting proxy with respect to all of the shares of our common stock he or she has acquired from us and any shares he or she may acquire from us in the future to the stockholders committee as described in footnote 2 above. Each retains investment power with respect to the shares of our common stock he or she holds, which are the shares reflected in the row applicable to each person. 400 of Mr. Daley’s shares, 1,400 of Mr. Ramirez’s shares, 4,000 of Ms. Johnson’s shares, and 18,555 of Mr. O’Keefe’s shares are not subject to the stockholders agreement.

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

(12) This information has been derived from the Schedule 13G filed with the SEC on February 13, 2018 by Kayne Anderson Rudnick Investment Management LLC which states that Kayne Anderson Rudnick Investment Management had voting and dispositive power over 4,712,355 shares of Class A common stock as of December 31, 2017. The address of Kayne Anderson Rudnick Investment Management is 1800 Avenue of the Stars, Los Angeles, California, 90067.
(13) This information has been derived from the Schedule 13G filed with the SEC on February 12, 2018 by The Vanguard Group, Inc. which states that Vanguard Group had voting power over 93,549 shares and dispositive power over 4,092,479 shares of Class A common stock as of December 31, 2017. The address of the Vanguard Group is 100 Vanguard Blvd, Malvern, Pennsylvania, 19355.
(14) This information has been derived from the Schedule 13G filed with the SEC on February 1, 2018 by Blackrock Inc. which states that Blackrock had voting power over 2,845,855 shares and dispositive power over 2,942,573 shares of Class A common stock as of December 31, 2017. The address of Blackrock Inc. is 55 East 52nd Street, New York, NY 10055.

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

The rights of each of the persons and entities listed above under the agreements discussed below are, in general, the same as the rights of each other holder of the same class of partnership units. So, for instance, the rights of our currently-serving named executive officers that are holders of Class B common units, under the exchange, registration rights, partnership and tax receivable agreements described below are, in general, the same as the rights of each other holder of Class B common units. The descriptions of the transactions and agreements below, including the rights and ownership interests of the persons and entities listed above, are as of January 31, 2018, unless otherwise indicated.
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
Holders of partnership units have the right to exchange units in a number of circumstances that are generally based on, but in several respects are not identical to, the “safe harbors” contained in the U.S. Treasury Regulations dealing with publicly traded partnerships. In accordance with the terms of the exchange agreement, partnership units are exchangeable: (i) in connection with the first underwritten offering in any calendar year pursuant to the resale and registration rights agreement; (ii) on a specified date each fiscal quarter; (iii) in connection with the holder’s death, disability or mental incompetence; (iv) as part of one or more exchanges by the holder and any related persons during any 30-calendar day period representing in the aggregate more than 2% of all outstanding partnership units (generally disregarding interests held by us); (v) if the exchange is of all of the partnership units held by AIC in a single transaction; (vi) in connection with a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock that is effected with the consent of our Board or in connection with certain mergers, consolidations or other business combinations; or (vii) if we permit the exchanges after determining that Artisan Partners Holdings would not be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code as a result. In general, we may provide for exchanges in addition to the exchanges that holders of partnership units are entitled to.
As the holders of limited partnership units exchange their units for Class A common stock, we receive a number of general partnership units, or GP units, of Artisan Partners Holdings equal to the number of shares of our Class A common stock that they receive, and an equal number of limited partnership units are canceled.
During the fiscal year ended December 31, 2017, holders of Class A, Class B and Class E common units exchanged an aggregate of 1,472,197 units for Class A common stock, and an equal number of shares of our Class B or Class C common stock, as applicable, were canceled. We expect that approximately 900,000 common units will be exchanged for Class A common stock on March 1, 2018.

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
As of December 31, 2017, AIC owned 3,455,973 Class D common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock AIC may sell. AIC has the right to use the resale shelf registration statement to sell shares of Class A common stock, including the right to an unrestricted number of brokered transactions and, subject to certain limitations and qualifications, marketed and unmarketed underwritten shelf takedowns.
As of December 31, 2017, our employee-partners owned an aggregate of 11,922,192 Class B common units. In general, in each 12-month period, the first of which began in the first quarter of 2014, each employee-partner is permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. Units sold by employee-partners in connection with underwritten offerings or otherwise redeemed by us are included when calculating the maximum number of shares each employee-partner is permitted to sell in any one-year period. Our Board may waive or modify the resale limitations described in this paragraph.
In February 2018, our Board approved the sale of additional Class B common units by certain employee-partners, including Mr. Colson and certain senior portfolio managers that own Class B common units of Artisan Partners Holdings and greater than 5% of our outstanding Class B common stock. That group may sell 20% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units in 2018, and we expect to permit them to sell the same amount in each of the following four years, subject to maintaining a minimum dollar amount of firm equity. In total, together with shares eligible for sale from retiring employee-partners, approximately 3.1 million shares will become eligible for sale in the first quarter of 2018. Combined with shares that previously became eligible but have not been sold, approximately 3.7 million Class B common units are eligible for exchange and sale in the first quarter of 2018. Because employee-partners and other employees are eligible to sell amounts of vested shares as described in this 10-K, employees’ equity ownership, in the aggregate, could significantly decline over the next five years.
Upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units; the employee-partner’s shares of Class B common stock are canceled; and we issue the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings.
If the employee-partner’s employment was terminated as a result of retirement, death or disability, the employee-partner or his or her estate may (i) as of and after the time of termination of employment, sell (A) a number of shares of our Class A common stock up to one-half of the employee-partner’s aggregate number of vested common units and shares of Class A common stock received upon exchange of common units held as of the date of termination of employment or, (B) if greater, vested shares of our Class A common stock having a market value as of the time of sale of up to $250,000, and (ii) as of and after the first anniversary of the termination, the person’s remaining shares of our Class A common stock received upon exchange of common units. Retirement, for these purposes, generally requires that the employee-partner have provided ten years of service or more at the date of retirement and offered one year’s written notice (or three years’ written notice in the case of employee-partners who are lead portfolio managers or executive officers) of the intention to retire, subject to our right to accept a shorter period of notice.
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

As of December 31, 2017, former employee-partners owned an aggregate of 2,041,200 Class E common units, 1,778,894 of which may currently be sold.
As of December 31, 2017, our initial outside investors who are holders of Class A common units owned an aggregate of 7,687,354 Class A common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock the holders of Class A common units may sell.
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
Artisan Partners Holdings has outstanding GP units and common units. Net profits and net losses and distributions of profits of Artisan Partners Holdings are allocated and made to partners pro rata in accordance with the number of partnership units they hold. Artisan Partners Holdings is obligated to distribute to us and its other partners cash payments for the purposes of funding tax obligations of ours and theirs as partners of Artisan Partners Holdings. In order to make a share of our Class A common stock represent the same percentage economic interest, disregarding corporate-level taxes and payments with respect to the tax receivable agreements, in Artisan Partners Holdings as a common unit of Artisan Partners Holdings, we always hold a number of GP units equal to the number of shares of Class A common stock issued and outstanding.
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
Stockholders Agreement
Our employees (including all of our employee-partners) to whom we have granted equity have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us (which shares represent approximately 23% of the combined voting power of our capital stock at the time of this filing) and any shares they may acquire from us in the future to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). Any shares of our common stock that we issue to our employees in the future will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares subject to the stockholders agreement will be voted in accordance with the majority decision of the three members of the stockholders committee.
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
The stockholders agreement provides that members of the stockholders committee will vote the shares subject to the agreement in support of the following:

•
Matthew R. Barger, or, unless Mr. Barger is removed from the Board for cause, a successor selected by Mr. Barger who holds Class A common units, so long as the holders of the Class A common units beneficially own at least 5% of our outstanding capital stock. As of December 31, 2017, the holders of the Class A common units beneficially owned approximately 10% of our outstanding capital stock.

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
At any time after the earlier of (i) the elimination of the Class B common stock’s supervoting rights and (ii) March 12, 2018, parties to the stockholders agreement holding at least two-thirds of the shares subject to the agreement may terminate it provided that the stockholders committee is no longer obligated to vote in favor of a director nominee who is a Class A common unit holder. The elimination of the Class B common stock’s supervoting rights occurred on February 9, 2018.
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
For purposes of these tax receivable agreements, cash savings in tax are calculated by comparing our actual income tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the tax receivable agreements, unless certain assumptions apply. The tax receivable agreements will continue until all tax benefits have been utilized or expired, unless we exercise our right to terminate the agreements or we materially breach any of our material obligations under the agreements, in which cases our obligations under the agreements will accelerate. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of purchases or exchanges of partnership units, the price of our Class A common stock at the time of such purchases or exchanges, the extent to which such transactions are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest or depreciable or amortizable basis. In addition, in the case of a change of control, our obligations will be based on different assumptions that may affect the amount of the payments required under the agreements.
As of December 31, 2017, we recorded a $385.4 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expect to realize from the merger described above and our purchase of Class A common units in connection with the IPO; our purchase of common and preferred units since the IPO; and the quarterly exchanges made by certain limited partners pursuant to the exchange agreement.
The amount assumes no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. Additional purchases or exchanges of units of Artisan Partners Holdings will cause the liability to increase.
During 2017, we made payments under the tax receivable agreements totaling approximately $30 million in the aggregate. Of that amount, $17.2 million was paid to certain of our directors or entities affiliated with certain directors and $7.7 million was paid to our employee-partners, including to certain of our currently-serving named executive officers and several employee-partners, or entities controlled by employee-partners, who own greater than 5% of our outstanding Class B common stock.
Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the H&F Corp merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2017; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $728 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $39.50 per share of our Class A common stock, the closing price of our Class A common stock on December 29, 2017.
Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or approximately $655 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit.
Transactions in Connection with the 2017 Follow-On Offering
In February 2017, we entered into partnership unit purchase agreements with limited partners who elected to sell common units of Holdings to us. Pursuant to those agreements, we used the net proceeds of the issuance of 5,626,517 shares of our Class A common stock in February 2017 to purchase 5,626,517 common units from certain limited partners of Holdings, including AIC; Mr. Colson and Mr. Daley; and many of our employee-partners, including several employee-partners, or entities controlled by employee-partners, who own greater than 5% of our outstanding Class B common stock. We purchased the units at a price equal to $28.88 per unit.
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

Corporate Hospitality Tent
We licensed a corporate hospitality tent from the United States Golf Association in connection with the 2017 U.S. Open Championship at Erin Hills Golf Course. Pursuant to the license agreement, the Company paid the USGA a rental and admission fee. Erin Hills, which is owned by Mr. Ziegler, was contractually entitled to a percentage of the total revenue generated by the event, including the fees paid by the Company in connection with its tent. Although the amount was immaterial to Mr. Ziegler, he waived the revenue that Erin Hills otherwise would have been entitled to in connection with the Company’s tent.

Investments in Certain Artisan-Sponsored Private Funds
Several of our directors, executive officers and employees, including employees who own greater than 5% of our outstanding Class B common stock, or entities they own or control, have made seed investments in certain Artisan-sponsored private funds. These investments provide the initial seed capital needed to support the launch of new investment strategies and products. Management and incentive fees are generally waived with respect to these investments. In the aggregate, $69,649 of management fees and $96,127 of incentive fees were waived during 2017 with respect to seed capital investments made by related-party investors.

Review, Approval or Ratification of Transactions with Related Persons
We have adopted a written policy regarding the approval, with certain exceptions, of any transaction or series of transactions in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a “related party” (a director, director nominee, executive officer, or a person known to us to be the beneficial owner of more than 5% of our voting securities, or any immediate family member of any of the foregoing) has a direct or indirect material interest (a “related-party transaction”). Under the policy, a related party must promptly disclose to our Chief Legal Officer any potential related-party transaction and all material facts about the transaction. The Chief Legal Officer will then assess whether the transaction constitutes a related-party transaction. If the Chief Legal Officer determines a transaction qualifies as such, he or she will communicate that information to the Audit Committee, to the Chair of the Audit Committee, if the Chief Legal Officer determines it is impracticable or undesirable to wait until the next committee meeting, or to the entire Board. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee, the Chair of the Audit Committee or the Board, as applicable, will decide whether to approve such transaction and will generally approve only those transactions that are not inconsistent with our best interests. If we become aware of a related-party transaction that was not approved under this policy before it was entered into, the transaction will be referred to the Audit Committee or the entire Board, which will evaluate all options available, including ratification, amendment or termination of such transaction. Under the policy, any director who has an interest in a related-party transaction will recuse himself or herself from any formal action with respect to the transaction as deemed appropriate by the Audit Committee or Board.
Director Independence

The Board is composed of a majority of directors who satisfy the criteria for independence under the NYSE listing standards and do not have any material relationship with the Company. Our Board has determined that each of Matthew R. Barger, Seth W. Brennan, Tench Coxe, Stephanie G. DiMarco, Jeffrey A. Joerres and Andrew A. Ziegler is independent in accordance with NYSE listing standards and our Governance Guidelines, and does not have any relationship that would interfere with exercising independent judgment in carrying out his or her responsibilities as a director.

Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP as of and for the fiscal years ended December 31, 2017 and 2016 are set forth below. The aggregate fees included in the “Audit Fees” category are fees billed for the fiscal year for the audits of our annual financial statements, audits of statutory and regulatory filings, and quarterly reviews. The aggregate fees included in the Audit-Related, Tax and Other Fees categories are fees for services performed in the fiscal years.

	Fiscal Year 2017	Fiscal Year 2016
Audit Fees	$929,400	$880,400
Audit‑Related Fees	380,200	57,000
Tax Fees	984,300	438,500
All Other Fees	3,600	3,600
Total	$2,297,500	$1,379,500

Audit Fees for the fiscal years ended December 31, 2017 and 2016 were for professional services rendered for the audits of our annual financial statements, reviews of quarterly financial statements and services that are customarily provided in connection with statutory or regulatory filings.

Audit-Related Fees for the fiscal years ended December 31, 2017 and 2016 were for reviews of registration statements filed with the SEC, consultations related to the accounting or disclosure treatment of transactions and attest services related to our compliance with the Global Investment Performance Standards (GIPS). For the year ended December 31, 2017, audit-related fees also includes $173,000 for audit services of consolidated investment products.

Tax Fees for the fiscal years ended December 31, 2017 and 2016 were for domestic and foreign tax return compliance, including review of partner capital accounts, and consultations related to technical interpretations, applicable laws and regulations and tax accounting. During 2017, $131,700 of the tax fees related to tax return compliance and preparation.

Other Fees for the fiscal years ended December 31, 2017 and 2016 were license fees for professional publications.

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
All audit, audit-related and tax services in fiscal 2017 were pre-approved by the Audit Committee. In all cases, the Audit Committee concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of PricewaterhouseCoopers LLP’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp. (1)
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc. (1)
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc. (1)
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP (1)
10.2	Amended and Restated Resale and Registration Rights Agreement (1)
10.3	Exchange Agreement (1)
10.4	Tax Receivable Agreement (Merger) (1)
10.5	Tax Receivable Agreement (Exchanges) (1)
10.6	Stockholders Agreement (1)
10.7	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)
10.8	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (1)
10.9	Artisan Partners Asset Management Inc. Bonus Plan (1)
10.10	Amended and Restated Artisan Partners Asset Management Inc. Bonus Plan (2)
10.11	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement (1)
10.12	Form of Indemnification Agreement (1)
10.13	Form of Indemnification Priority Agreement (1)
10.14	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)
10.15	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Stock Award Agreement (1)
10.16	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Restricted Share Award Agreement
10.18	Form of Unit Purchase Agreement (1)
10.19	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.
10.20	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein (3)
10.21	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent (3)
10.22	Note Purchase Agreement, dated August 16, 2012, as amended September 15, 2017, among Artisan Partners Holdings LP and the purchasers listed therein (4)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2017, 2016 and 2015

(1)	incorporated by reference to Form 10-K filed by Artisan Partners Asset Management Inc. on February 25, 2016
(2)	incorporated by reference to Form 10-K filed by Artisan Partners Asset Management Inc. on February 21, 2017
(3)	incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2017
(4)	incorporated by reference to Form 10-Q, filed with the SEC on November 1, 2017
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: February 21, 2018
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 21st day of February, 2018.

Signature	Title
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Seth W. Brennan	Director
Seth W. Brennan
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Director
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Andrew A. Ziegler	Director
Andrew A. Ziegler