Form 10-Q
period 2018-03-31
Artisan Partners Asset Management Inc.
filed 2018-05-02
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 27, 2018 were 53,936,262, 8,802,249 and 14,249,130, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018, which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.

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

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$200,831	$137,286
Accounts receivable	74,758	76,693
Investment securities	5,298	4,978
Property and equipment, net	20,262	21,025
Deferred tax assets	440,383	429,212
Restricted cash	629	629
Prepaid expenses and other assets	12,295	13,364
Assets of consolidated investment products
Cash and cash equivalents	44,783	21,881
Accounts receivable and other	35,367	16,768
Investment assets, at fair value	119,577	115,319
Total assets	$954,183	$837,155

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$24,515	$23,019
Accrued incentive compensation	68,490	2,911
Borrowings	199,171	199,129
Amounts payable under tax receivable agreements	400,467	385,413
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	27,213	8,180
Investment liabilities, at fair value	53,755	47,857
Total liabilities	773,611	666,509
Commitments and contingencies
Redeemable noncontrolling interests	81,652	62,581
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 53,483,634 and 50,463,126 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	535	505
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 9,707,506 and 11,922,192 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	97	119
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 13,796,501 and 13,184,527 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	138	132
Additional paid-in capital	89,001	147,910
Retained earnings (deficit)	4,040	(37,870)
Accumulated other comprehensive income (loss)	(739)	(873)
Total Artisan Partners Asset Management Inc. stockholders’ equity	93,072	109,923
Noncontrolling interest - Artisan Partners Holdings	5,848	(1,858)
Total stockholders’ equity	98,920	108,065
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$954,183	$837,155
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Management fees	$211,966	$184,074
Performance fees	42	—
Total revenues	$212,008	$184,074
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	105,224	93,249
Pre-offering related compensation - share-based awards	—	6,339
Total compensation and benefits	105,224	99,588
Distribution, servicing and marketing	7,009	7,374
Occupancy	3,925	3,506
Communication and technology	8,660	8,423
General and administrative	7,204	7,151
Total operating expenses	132,022	126,042
Total operating income	79,986	58,032
Non-operating income (loss)
Interest expense	(2,776)	(2,881)
Net investment gain (loss) of consolidated investment products	6,285	—
Net investment income	321	93
Other non-operating income (expense)	133	60
Total non-operating income (loss)	3,963	(2,728)
Income before income taxes	83,949	55,304
Provision for income taxes	12,285	12,749
Net income before noncontrolling interests	71,664	42,555
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	26,052	22,760
Less: Net income attributable to noncontrolling interests - consolidated investment products	4,338	—
Net income attributable to Artisan Partners Asset Management Inc.	$41,274	$19,795

Basic and diluted earnings per share	$0.75	$0.37
Basic and diluted weighted average number of common shares outstanding	47,360,438	41,019,598
Dividends declared per Class A common share	$1.39	$0.96

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income before noncontrolling interests	$71,664	$42,555
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $0 and ($8), respectively	—	56
Less: reclassification adjustment for gain (loss) included in net income	—	93
Net unrealized gain (loss) on investment securities	—	(37)
Foreign currency translation gain (loss)	632	206
Total other comprehensive income (loss)	632	169
Comprehensive income	72,296	42,724
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	26,291	23,058
Comprehensive income attributable to noncontrolling interests - consolidated investment products	4,338	—
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$41,667	$19,666

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2018	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	$62,581
Net income	—	—	—	—	41,274	—	26,052	67,326	4,338
Other comprehensive income - foreign currency translation	—	—	—	—	—	429	203	632	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(383)	—	(35)	418	—	—
Amortization of equity-based compensation	—	—	—	10,043	—	—	4,357	14,400	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,271	—	—	—	3,271	—
Issuance of Class A common stock, net of issuance costs	6	—	—	21,293	—	—	—	21,299	—
Forfeitures and employee/partner terminations	—	(11)	11	—	—	—	—	—	—
Issuance of restricted stock awards	15	—	—	(15)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,210)	—	—	(594)	(1,805)	—
Exchange of subsidiary equity	10	(5)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital contributions	—	—	—	—	—	—	—	—	14,733
Distributions	—	—	—	—	—	—	(22,683)	(22,683)	—
Dividends	—	—	—	(70,436)	278	—	(47)	(70,205)	—
Balance at March 31, 2018	$535	$97	$138	$89,001	$4,040	$(739)	$5,848	$98,920	$81,652

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity
Balance at January 1, 2017	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714
Net income	—	—	—	—	19,795	—	22,760	42,555
Other comprehensive income - foreign currency translation	—	—	—	—	—	126	80	206
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	(17)	(19)	(36)
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—		—	(1,274)	—	(237)	1,510	(1)
Amortization of equity-based compensation	—		—	11,024	—	—	7,806	18,830
Deferred tax assets, net of amounts payable under tax receivable agreements	—		—	19,987	—	—	—	19,987
Issuance of Class A common stock, net of issuance costs	56		—	162,024	—	—	—	162,080
Issuance of restricted stock awards	13		—	(13)	—	—	—	—
Employee net share settlement	—		—	(530)	—	—	(400)	(930)
Exchange of subsidiary equity	2	(2)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)
Distributions	—		—	—	—	—	(16,530)	(16,530)
Dividends	—		—	(21,036)	(19,594)	—	(42)	(40,672)
Balance at March 31, 2017	$492	$128	$136	$126,965	$13,596	$(1,776)	$1,168	$140,709

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income before noncontrolling interests	$71,664	$42,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,265	1,257
Deferred income taxes	7,252	9,657
Net investment income	(321)	(93)
Loss on disposal of property and equipment	5	14
Amortization of debt issuance costs	114	112
Share-based compensation	14,400	18,830
Net investment (gain) loss of consolidated investment products	(6,285)	—
Purchase of investments by consolidated investment products	(332,365)	—
Proceeds from sale of investments by consolidated investment products	339,686	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	1,935	(3,661)
Prepaid expenses and other assets	1,643	1,589
Accounts payable and accrued expenses	67,318	47,763
Class B liability awards	—	(506)
Deferred lease obligations	(25)	1,479
Net change in operating assets and liabilities of consolidated investment products	1,038	—
Net cash provided by operating activities	167,324	118,996
Cash flows from investing activities
Acquisition of property and equipment	(301)	(353)
Leasehold improvements	(528)	(1,138)
Proceeds from sale of investment securities	—	6,382
Purchase of investment securities	—	(250)
Net cash provided by (used in) investing activities	(829)	4,641
Cash flows from financing activities
Partnership distributions	(22,683)	(16,530)
Dividends paid	(70,205)	(40,672)
Net proceeds from issuance of common stock	21,478	162,494
Payment of costs directly associated with the issuance of Class A common stock	(88)	(100)
Purchase of equity and subsidiary equity	(21,478)	(162,494)
Taxes paid related to employee net share settlement	(1,805)	(930)
Capital contributions to consolidated investment products	14,733	—
Net cash used in financing activities	(80,048)	(58,232)
Net increase (decrease) in cash and cash equivalents	86,447	65,405
Cash, cash equivalents and restricted cash
Beginning of period	159,796	157,406
End of period	$246,243	$222,811

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$200,831	$222,182
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	44,783	—
Cash, cash equivalents and restricted cash	$246,243	$222,811

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$18,325	$119,175
Establishment of amounts payable under tax receivable agreements	15,054	99,189

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2018, APAM held approximately 69% of the equity ownership interest in Holdings.
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
2018 Follow-On Offering
On February 27, 2018, APAM completed a registered offering of 644,424 shares of Class A common stock (the “2018 Follow-On Offering”) and utilized all of the proceeds to purchase an aggregate of 644,424 common units of Artisan Partners Holdings at a price per unit of $33.33. The offering and subsequent purchase of units had the following impact on the consolidated financial statements:

•
APAM received 644,424 GP units of Holdings, which increased APAM’s ownership interest in Holdings. See Note 7, “Noncontrolling interest - Holdings” for the financial statement impact of changes in ownership.

•
APAM’s purchase of common units of Holdings with the proceeds resulted in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 11, “Income Taxes and Related Payments”.

Holdings Unit Exchanges
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the three months ended March 31, 2018:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 1, 2018	958,288	499,222	449,066	10,000
The corresponding shares of APAM Class B and Class C common stock were immediately canceled upon exchange. The Holdings Common Unit Exchanges increased APAM’s equity ownership interest in Holdings and resulted in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 11, “Income Taxes and Related Payments”.

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
Artisan serves as the investment adviser to Artisan Funds, Artisan Global Funds and other investment products, including Artisan sponsored private funds. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including rights to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, each sub-fund of Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan sponsored privately offered funds are also evaluated for consolidation under the VIE model because third-party equity holders of the funds generally lack the ability to divest Artisan of its control of the funds.
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan sponsored private funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of March 31, 2018, Artisan has a controlling financial interest in two sub-funds of Artisan Global Funds and certain privately offered funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in its Consolidated Financial Statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The guidance also changes the accounting for certain costs to obtain or fulfill a contract. The Company adopted ASU 2014-09 as of January 1, 2018, utilizing the modified retrospective method. There was no cumulative effect adjustment of applying the new revenue standard and the comparative information has not been restated. There are no significant differences between the reported results under the revenue standard and what would have been reported under the previous revenue guidance, other than the disclosures included in Note 9, ”Revenue From Contracts with Customers”. The Company expects the impact of adopting the new revenue standard to be immaterial to its results on an ongoing basis.

The application of ASU 2014-09 had no impact on the Consolidated Statement of Financial Condition as of March 31, 2018, as compared to the previous revenue recognition standard. The application of the new principal versus agent guidance resulted in presentation changes whereby certain costs are now reported on a gross basis, when the Company is acting as principal, and reported on a net basis, when the Company is acting as an agent. The new standard requires the entire amount of fee waivers and expense reimbursements to be presented net against revenue, which resulted in an $11 thousand decrease in management fee revenue and a corresponding $11 thousand decrease in general and administrative expenses within the Consolidated Statements of Operations for the three months ended March 31, 2018. Applying ASU 2014-09 had no impact to operating income or net income, as compared to applying the previous revenue recognition standard. Artisan did not apply any of the practical expedients in ASU 2014-09.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The Company adopted ASU 2016-01 as of January 1, 2018, utilizing the modified retrospective method. Upon adoption, the Company made a cumulative-effect adjustment to the Company’s Consolidated Statements of Financial Condition, which resulted in a $0.4 million decrease to accumulated other comprehensive income (loss) and a corresponding $0.4 million increase to retained earnings (deficit). The application of ASU 2016-01 results in the recognition of the Company’s unrealized gains (losses) on investment securities through net income. The Company recognized $0.3 million of unrealized gains in net income for the three months ended March 31, 2018.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Restricted cash and restricted cash equivalents, including cash of consolidated investment products, is required to be included in cash and cash-equivalent balances in the statement of cash flows. The guidance is effective as of January 1, 2018, and requires retrospective application to all periods presented. The Consolidated Statements of Cash Flows includes a reconciliation to the line items on the Consolidated Statements of Financial Condition.
Accounting standards not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new guidance will be effective on January 1, 2019 and will require a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements. The standard is expected to result in a significant increase in total assets and total liabilities, but will not have a significant impact on the Consolidated Statements of Operations.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”. Artisan’s investment securities as of December 31, 2017 consisted of the following:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Mutual funds	$4,361	$617	$—	$4,978
Artisan’s investments in mutual funds consist of investments in shares of Artisan Funds and Artisan Global Funds.
As of January 1, 2018, the Company adopted ASU 2016-01, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. As a result, the Company made a cumulative-effect adjustment to reclassify $0.4 million of unrealized gains attributable to APAM from accumulated other comprehensive income (loss) to retained earnings (deficit). The remaining $0.2 million of unrealized gains as of January 1, 2018 were attributable to noncontrolling interests. Effective January 1, 2018, unrealized gains and losses are recorded to net investment income in the statement of operations.
The table below presents the Company’s unrealized gains and losses for the specified period that relate to investment securities held as of March 31, 2018.

For the three months ended March 31,
2018
Net gains (losses) recognized on investment securities	$321
Less: Net realized gains (losses) recognized on investment securities sold during the period	$—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$321

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2018 and December 31, 2017:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2018
Assets
Money market funds	$68,823	$68,823	$—	$—
Mutual funds	5,298	5,298	—	—

December 31, 2017
Assets
Money market funds	$26,727	$26,727	$—	$—
Mutual funds	4,978	4,978	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, open-end mutual funds and UCITS funds. Cash maintained in demand deposit accounts is excluded from the table above.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2018 and 2017.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2018 and December 31, 2017:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Total borrowings		$200,000
The fair value of borrowings was approximately $204.9 million as of March 31, 2018. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.7 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of March 31, 2018, Artisan is considered to be the primary beneficiary of two sub-funds of Artisan Global Funds and certain Artisan sponsored private funds related to two investment strategies for which it serves as investment manager. As of March 31, 2018, Artisan’s direct equity investment in the consolidated investment products was $37.1 million.
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
Artisan earned management fees of $45 thousand from CIPs during the three months ended March 31, 2018. No management fees were earned from CIPs during the three months ended March 31, 2017. No incentive allocation revenue was recognized during the three months ended March 31, 2018 and 2017. Management fees and incentive allocations earned from CIPs are eliminated from revenue upon consolidation.
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

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2018 and December 31, 2017.

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2018
Assets
Money market funds	$39,750	$39,750	$—	$—
Equity securities - long position	75,743	74,394	1,349	—
Fixed income instruments - long position	41,808	—	41,808	—
Derivative assets	1,961	721	1,240	—

Liabilities
Equity securities - short position	$35,444	$35,444	$—	$—
Fixed income instruments - short position	17,909	—	17,909	—
Derivative liabilities	402	94	308	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets
Money market funds	$21,881	$21,881	$—	$—
Equity securities - long position	69,044	69,044	—	—
Fixed income instruments - long position	45,758	—	45,758	—
Derivative assets	343	303	40	—

Liabilities
Equity securities - short position	$29,199	$29,199	$—	$—
Fixed income instruments - short position	18,513	—	18,513	—
Derivative liabilities	145	45	100	—
CIP balances included in the Company’s Consolidated Statements of Financial Condition were as follows:

	March 31, 2018	December 31, 2017
Net CIP assets included in the table above	$105,507	$89,169
Net CIP assets not included in the table above	13,252	8,762
Net CIP assets	118,759	97,931
Less: redeemable noncontrolling interest	81,652	62,581
Artisan’s direct equity investment in CIPs	$37,107	$35,350
Transfers between investment levels may occur as the markets fluctuate and/or the availability of data used in an investment’s valuation changes. Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. During the three months ended March 31, 2018, the Company had transfers from Level 1 to Level 2 of $0.6 million. There were no transfers into Level 1 from Level 2, or into or out of Level 3 during the three months ended March 31, 2018.

Note 7. Noncontrolling interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2018, APAM held approximately 69% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2018, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2017	50,463,126	25,106,719	75,569,845	67%
2018 Follow-On Offering	644,424	(644,424)	—	1%
Holdings Common Unit Exchanges	958,288	(958,288)	—	1%
Issuance of APAM Restricted Shares	1,510,570	—	1,510,570	1%
Restricted Share Award Net Share Settlement	(53,986)	—	(53,986)	(1)%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(38,788)	—	(38,788)	—%
Balance at March 31, 2018	53,483,634	23,504,007	76,987,641	69%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Three Months Ended March 31,
	2018	2017
Additional paid-in capital	$(383)	$(1,274)
Noncontrolling interest - Artisan Partners Holdings	418	1,510
Accumulated other comprehensive income (loss)	(35)	(236)
Net impact to financial condition	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.6 million for the three months ended March 31, 2018 and $2.5 million for the three months ended March 31, 2017.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
As of March 31, 2018 and December 31, 2017, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	March 31, 2018	December 31, 2017	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	53,483,634	50,463,126	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	9,707,506	11,922,192	1 vote per share(2)	None
Class C, par value $0.01 per share	400,000,000	13,796,501	13,184,527	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2018, Artisan’s employees held 5,057,963 restricted shares of Class A common stock subject to the agreement and all 9,707,506 outstanding shares of Class B common stock.

(2) On February 9, 2018, the Class B common shares changed from five votes per share to one vote per share.
APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2018 and 2017:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2018	2017
Quarterly	Class A Common	$0.60	$0.60
Special Annual	Class A Common	$0.79	$0.36
The following table summarizes APAM’s stock transactions for the three months ended March 31, 2018:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2017	75,569,845	50,463,126	11,922,192	13,184,527
2018 Follow-On Offering	—	644,424	(644,424)	—
Holdings Common Unit Exchanges	—	958,288	(449,066)	(509,222)
Restricted Share Award Grants	1,510,570	1,510,570	—	—
Restricted Share Award Net Share Settlement	(53,986)	(53,986)	—	—
Employee/Partner Terminations	(38,788)	(38,788)	(1,121,196)	1,121,196
Balance at March 31, 2018	76,987,641	53,483,634	9,707,506	13,796,501
(1) There were 246,581 and 218,089 restricted stock units outstanding at March 31, 2018 and December 31, 2017, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2018 and 2017, were as follows:

	For the Three Months Ended March 31,
	2018	2017
Holdings Partnership Distributions to Limited Partners	$22,683	$16,530
Holdings Partnership Distributions to APAM	45,593	21,633
Total Holdings Partnership Distributions	$68,276	$38,163
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
Artisan’s revenue is derived from contracts with customers in the form of investment management fees, performance-based fees and incentive allocations.
Investment Management Fees
Investment management fees are generally computed as a percentage of assets under management and are recognized as revenue at the end of each distinct service period. Fees for providing investment advisory services are computed and billed in accordance with the underlying investment management agreements, which is generally on a monthly or quarterly basis. Investment management fees are presented net of cash rebates and fees waived pursuant to contractual expense limitations of certain funds or voluntary waivers.
Performance Fees
A number of investment management agreements provide for performance-based fees or incentive allocations, collectively “performance fees”. Performance fees, if earned, are recognized upon completion of the contractually determined measurement period, which is generally quarterly or annually. Performance fees are not subject to claw back as a result of performance declines subsequent to the most recent measurement date.
Revenue Recognition
Artisan accounts for asset management services as a single performance obligation that is satisfied over time, using a time-based measure of progress to recognize revenue. Customer consideration is variable due to the uncertainty of the value of assets under management during each distinct service period. At the end of each quarter, Artisan records revenue for the actual amount of investment management fees earned for that quarter because the uncertainty has been resolved.
Performance fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to performance fees is constrained until the end of each measurement period. At the end of the quarterly or annual measurement period, revenue is recorded for the actual amount of performance fees earned during that period because the uncertainty has been resolved. For performance fees with annual measurement periods, revenue recognized in the current quarter relates to performance obligations that were partially satisfied in prior periods. Artisan recognized performance fee revenues of $42 thousand during the three months ended March 31, 2018. No performance fee revenue was recognized during the three months ended March 31, 2017.
Customer Rebates, Waivers and Expense Reimbursements
Artisan has contractually agreed to waive its investment management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain funds to not more than a fixed percentage of the funds’ average daily net assets. Artisan may also contractually agree to pay fee rebates to certain clients. Artisan accounts for all waivers, reimbursements, and rebates as a reduction of the transaction price (and, hence, of revenue) because the billing adjustments and payments represent consideration payable to customers, and Artisan does not receive any distinct goods or services from the customers in exchange.

Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017

Management fees
Artisan Funds	$125,253	$110,574
Artisan Global Funds	8,522	6,810
Separate accounts(1)	78,191	66,690
Performance fees
Separate accounts(1)	42	—
Total revenues	$212,008	$184,074
(1) Separate account revenue consists of management fees and performance fees from vehicles other than Artisan Funds or Artisan Global Funds. Separate account revenue includes fees earned from traditional separate accounts and privately offered funds, as well as fees earned from Artisan-branded collective investment trusts and funds (both public and private) that Artisan sub-advises. All management fees and performance fees from privately offered funds were eliminated upon consolidation and therefore are omitted from this table.

The following table presents the balances of receivables related to contracts with customers.

	As of March 31, 2018	As of December 31, 2017
Customer
Artisan Funds	$—	$4
Artisan Global Funds	2,642	5,105
Separate accounts	68,813	68,019
Total receivables from contracts with customers	$71,455	$73,128
Other receivables	3,303	3,565
Accounts receivable	$74,758	$76,693
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds makes payments on the same day the invoice is received and Artisan Global Funds generally makes payments in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing.
Artisan had no contract assets or liabilities from contracts with customers as of March 31, 2018 or December 31, 2017.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2018	2017
Salaries, incentive compensation and benefits (1)	$91,381	$81,482
Restricted share-based award compensation expense	13,843	11,767
Total salaries, incentive compensation and benefits	105,224	93,249
Pre-offering related compensation - share-based awards	—	6,339
Total compensation and benefits	$105,224	$99,588
(1) Excluding restricted share-based award compensation expense

Incentive compensation
Cash incentive compensation paid to members of Artisan’s investment teams and members of its distribution teams is generally based on formulas that are tied directly to revenues. These payments are made in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and is generally paid on an annual basis.
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
Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 6,525,686 shares of Class A common stock were reserved and available for issuance under the Plan as of March 31, 2018.
During the three months ended March 31, 2018, Artisan granted 1,510,570 restricted stock awards and 1,250 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2018 grants is expected to be approximately $59.5 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur. The following table summarizes the restricted share-based award activity for the three months ended March 31, 2018:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2018	$38.79	4,013,986
Granted	39.35	1,511,820
Forfeited	38.62	(38,788)
Vested	32.92	(325,930)
Unvested at March 31, 2018	$39.33	5,161,088
Compensation expense recognized related to the restricted share-based awards was $13.8 million and $11.8 million for the three months ended March 31, 2018 and 2017, respectively. The unrecognized compensation expense for the unvested awards as of March 31, 2018 was $142.1 million with a weighted average recognition period of 3.7 years remaining.
During the three months ended March 31, 2018, the Company withheld a total of 53,986 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $1.8 million in employee tax withholding obligations related to these settlements during the three months ended March 31, 2018. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Pre-offering related compensation - share-based awards
Prior to the IPO, Holdings granted Class B share-based awards to certain employees. These awards vested over a period of five years and became fully vested on July 1, 2017. Compensation expense recognized related to the Class B awards was $6.3 million for the three months ended March 31, 2017.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2018, approximately 33% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards during the quarter.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, the U.S. federal corporate tax rate decreased from 35% to 21%, which was the largest driver of lowering APAM’s effective tax rate from 23.1% for three months ended March 31, 2017 to 14.6% for the three months ended March 31, 2018.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2018	2017
Current:
Federal	$4,149	$2,623
State and local	767	361
Foreign	117	108
Total	5,033	3,092
Deferred:
Federal	6,480	9,135
State and local	772	522
Total	7,252	9,657
Income tax expense	$12,285	$12,749
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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2018 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2017	$410,690	$385,413
2018 Follow-On Offering	7,687	6,534
2018 Holdings Common Unit Exchanges	10,023	8,520
Amortization	(7,314)	—
March 31, 2018	$421,086	$400,467
Net deferred tax assets comprise the following:

	As of March 31, 2018	As of December 31, 2017
Deferred tax assets:
Amortizable basis (1)	$421,086	$410,690
Other (2)	19,297	18,522
Total deferred tax assets	440,383	429,212
Less: valuation allowance (3)	—	—
Net deferred tax assets	$440,383	$429,212
(1) Represents the unamortized step-up of tax basis and other tax attributes from the merger and partnership unit sales and exchanges described above. These future tax benefits are subject to the TRA agreements.

(2) Represents the net deferred tax assets associated with the merger described above and other miscellaneous deferred tax assets. These future tax benefits are not subject to the TRA agreements.
(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of March 31, 2018 and December 31, 2017.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2018, U.S. federal income tax returns for the years 2014 through 2016 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2013 to 2016. Foreign tax returns are generally subject to examination from 2013 to 2016.
Note 12. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of March 31, 2018	As of December 31, 2017
Unrealized gain on investments, net of tax	$—	$259
Foreign currency translation gain (loss)	(739)	(1,132)
Accumulated Other Comprehensive Income (Loss)	$(739)	$(873)
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the equity ownership interests in Holdings held by the limited partners of Holdings.

Note 13. Earnings Per Share
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
The computation of basic and diluted earnings per share under the two-class method for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2018	2017
Numerator:
Net income attributable to APAM	$41,274	$19,795
Less: Allocation to participating securities	5,924	4,426
Net income available to common stockholders	$35,350	$15,369
Denominator:
Weighted average shares outstanding	47,360,438	41,019,598
Earnings per share	$0.75	$0.37
Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three months ended March 31, 2018 and 2017. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2018	2017
Holdings limited partnership units	24,558,161	30,218,943
Unvested restricted share-based awards	4,564,084	3,912,879
Total	29,122,245	34,131,822
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

Note 15. Related Party Transactions
Several of the current executive officers of APAM and certain members of APAM’s board (or their affiliates) are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
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
Fees for managing the Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements):
Artisan Funds	$125,362	$110,574
Fee waiver / expense reimbursement:
Artisan Funds	$109	$197
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

	For the Three Months Ended March 31,
	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements):
Artisan Global Funds	$8,526	$6,810
Fee waiver / expense reimbursement:
Artisan Global Funds	$4	$17
Affiliate transactions—Artisan Sponsored Private Funds
Pursuant to written agreements, Artisan serves as the investment manager of certain Artisan sponsored private funds. Under the terms of these agreements, Artisan earns a management fee and is entitled to receive an allocation of profits. In 2017, Artisan made seed investments of $32.3 million in the private funds. Certain related parties, including employees, officers and members of the Company’s board invested an additional $34.6 million in the funds. These related party investors currently do not pay a management fee or incentive allocation. In addition, for a period of time following the formation of the private funds, Artisan has agreed to reimburse the funds to the extent that expenses, excluding Artisan’s management fee and transaction related costs, exceed 1.00% per annum of the net assets of the funds. Artisan may also voluntarily waive fees or reimburse the funds for other expenses. Gross fees for managing the privately offered funds were $98 thousand for the three months ended March 31, 2018, which were eliminated from revenue upon consolidation. Expense reimbursements totaled $9 thousand for the three months ended March 31, 2018.

Note 16. Subsequent Events
Distributions and dividends
On April 26, 2018, APAM, acting as the general partner of Artisan Partners Holdings, declared a distribution by Artisan Partners Holdings of $27.6 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board of directors of APAM declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on May 31, 2018, to shareholders of record as of May 17, 2018.
Holdings Unit Exchanges
On April 2, 2018, limited partners of Artisan Partners Holdings exchanged 452,628 common units for 452,628 Class A common shares. The exchange increased APAM’s equity ownership interest in Holdings and resulted in an $4.4 million increase in deferred tax assets and $3.8 million increase in amounts payable under the tax receivable agreements.
TRA Payments
On April 17, 2018, the Company made a payment of $27.3 million under the tax receivable agreements representing a portion of the Company’s estimated total 2018 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of March 31, 2018, our eight autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2018, approximately 80% of our assets under management were managed for clients and investors domiciled in the U.S. and 20% of our assets under management were managed for clients and investors domiciled outside of the U.S. Over the last five years we have grown our assets under management from clients and investors domiciled outside of the U.S. from $9.2 billion as of March 31, 2013, to $23.0 billion as of March 31, 2018.
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
Over shorter time periods, changes in our business and financial results are largely driven by market conditions and fluctuations in our assets under management that may not necessarily be the result of our long-term investment performance or the long-term demand for our strategies. For this reason, we expect that our business and financial results will be lumpy over time. During the first quarter of 2018, our assets under management decreased to $114.8 billion, a decrease of $0.7 billion, or 0.6%, compared to $115.5 billion at December 31, 2017, as a result of $0.6 billion in net client cash outflows and $0.1 billion of market depreciation.
Compared to March 31, 2017, assets under management increased $11.1 billion, or 10.7%, due to $16.8 billion in market appreciation, partially offset by $5.7 billion of net client cash outflows. Average assets under management for the March quarter of 2018 was $118.3 billion, an increase of 17.0% from the average of $101.1 billion for the March quarter of 2017.
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
Revenues were $212.0 million for the three months ended March 31, 2018, a 15% increase from revenues of $184.1 million for the three months ended March 31, 2017. GAAP operating margin was 37.7% for the three months ended March 31, 2018, compared to 31.5% for the three months ended March 31, 2017. Adjusted operating margin was 37.7% for the three months ended March 31, 2018, compared to 35.0% for the three months ended March 31, 2017.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, the U.S. federal corporate tax rate decreased from 35% to 21%, which was the largest driver of lowering APAM’s effective tax rate from 23.1% for three months ended March 31, 2017, to 14.6% for the three months ended March 31, 2018. The estimated adjusted effective tax rate decreased from 37% to 23.5%.
Business highlights for the first quarter of 2018 included:

•	Our assets under management as of March 31, 2018 were $114.8 billion and average assets under management for the first quarter were $118.3 billion.

•
Our investment teams continue to generate strong absolute and relative investment returns for clients and investors. Eleven of our 13 investment strategies with at least a one-year track record have outperformed their broad-based benchmarks since inception, net of fees.

•
We declared and paid dividends of $1.39 per share of Class A common stock. With the $0.79 special annual dividend paid in the first quarter, we paid a total of $3.19 per share of dividends with respect to 2017.

•	We successfully completed our February 2018 follow-on offering, continuing the evolution of our capital structure.

•	We granted 1,510,570 restricted stock awards and 1,250 restricted stock units of Class A common stock to employees of the Company.

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
Our employees and other limited partners of Holdings held approximately 31% of the equity interests in Holdings as of March 31, 2018. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2018 Follow-On Offering and Holdings Unit Exchanges
On February 27, 2018, APAM completed an offering of 644,424 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 644,424 common units from certain limited partners of Holdings. In connection with the offering, APAM received 644,424 GP units of Holdings.
During the three months ended March 31, 2018, certain limited partners of Holdings exchanged 958,288 common units (along with a corresponding number of shares of Class B or C common stock of APAM) for 958,288 shares of Class A common stock. In connection with the exchanges, APAM received 958,288 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 67% at December 31, 2017 to 69% at March 31, 2018, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31
	2018	2017
S&P 500 total returns	(0.8)%	6.1%
MSCI All Country World total returns	(1.0)%	6.9%
MSCI EAFE total returns	(1.5)%	7.3%
Russell Midcap® total returns	(0.5)%	5.2%
MSCI Emerging Markets Index	1.4%	11.4%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	(0.9)%	2.7%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2018		2017
	(unaudited; dollars in millions)
Assets under management at period end	$114,816		$103,762
Average assets under management (1)	$118,275		$101,132
Net client cash flows	$(603)		$(272)
Total revenues	$212.0		$184.1
Weighted average fee (2)	72.8	bps	73.7	bps
Operating margin	37.7%		31.5%
Adjusted operating margin (3)	37.7%		35.0%

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
Management fees and assets under management within our consolidated investment products are excluded from the weighted average fee calculations and from total revenues, since any such revenues are eliminated upon consolidation. Assets under management within Artisan sponsored private funds are included in the reported firm-wide, separate account, and institutional assets under management figures reported below.
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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended March 31,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Beginning assets under management	$115,494	$96,845	$18,649	19.3%
Gross client cash inflows	5,419	5,160	259	5.0%
Gross client cash outflows	(6,022)	(5,432)	(590)	(10.9)%
Net client cash flows	(603)	(272)	(331)	(121.7)%
Market appreciation (depreciation) (1)	(75)	7,189	(7,264)	(101.0)%
Net transfers (2)	—	—	—	—%
Ending assets under management	$114,816	$103,762	$11,054	10.7%
Average assets under management	$118,275	$101,132	$17,143	17.0%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Across the firm, we experienced total net outflows of $0.6 billion during the three months ended March 31, 2018. During the period, our U.S. Mid-Cap Growth and Non-U.S. Growth strategies had net outflows of $1.1 billion and $0.7 billion, respectively. We anticipate that these trends will continue further into 2018.
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
The table below sets forth the total assets under management for our investment teams and strategies as of March 31, 2018, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2018. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 11% of our assets under management at March 31, 2018, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$16,271	23.71%	14.42%	14.17%	12.35%	11.06%	605
MSCI All Country World Index			14.85%	8.11%	9.20%	5.57%	5.00%
Global Discovery Strategy	9/1/2017	$37	N/A	N/A	N/A	N/A	11.39%	465
MSCI All Country World Index			N/A	N/A	N/A	N/A	6.74%
U.S. Mid-Cap Growth Strategy	4/1/1997	$12,178	17.31%	8.14%	12.41%	11.90%	15.09%	471
Russell Midcap® Index			12.20%	8.00%	12.08%	10.21%	10.38%
Russell Midcap® Growth Index			19.74%	9.16%	13.30%	10.61%	9.28%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,385	26.12%	13.60%	14.26%	12.86%	10.81%	136
Russell 2000® Index			11.79%	8.38%	11.46%	9.84%	9.45%
Russell 2000® Growth Index			18.63%	8.76%	12.89%	10.94%	7.99%
Global Equity Team
Global Equity Strategy	4/1/2010	$1,412	28.67%	10.16%	11.64%	N/A	13.23%	457
MSCI All Country World Index			14.85%	8.11%	9.20%	N/A	8.66%
Non-U.S. Growth Strategy	1/1/1996	$26,501	21.68%	4.24%	7.19%	5.12%	10.43%	544
MSCI EAFE Index			14.80%	5.55%	6.49%	2.74%	4.99%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$698	29.81%	9.38%	8.61%	6.91%	13.78%	308
MSCI EAFE Small Cap Index			23.49%	12.24%	11.09%	6.48%	10.70%
U.S. Value Team
Value Equity Strategy	7/1/2005	$2,196	7.78%	9.21%	9.97%	8.44%	8.44%	(37)
Russell 1000® Index			13.98%	10.38%	13.16%	9.60%	8.81%
Russell 1000® Value Index			6.95%	7.87%	10.78%	7.77%	7.37%
U.S. Mid-Cap Value Strategy	4/1/1999	$5,999	7.96%	7.11%	8.77%	10.23%	13.20%	373
Russell Midcap® Index			12.20%	8.00%	12.08%	10.21%	9.47%
Russell Midcap® Value Index			6.50%	7.22%	11.10%	9.80%	9.91%
Global Value Team
Global Value Strategy	7/1/2007	$20,195	14.21%	9.62%	11.44%	11.02%	8.99%	461
MSCI All Country World Index			14.85%	8.11%	9.20%	5.57%	4.38%
Non-U.S. Value Strategy	7/1/2002	$21,363	13.59%	7.44%	9.70%	9.26%	12.58%	605
MSCI EAFE Index			14.80%	5.55%	6.49%	2.74%	6.53%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$292	29.04%	14.30%	8.00%	3.20%	6.95%	61
MSCI Emerging Markets Index			24.93%	8.80%	4.98%	3.02%	6.34%
Credit Team
High Income Strategy	4/1/2014	$2,619	7.01%	8.09%	N/A	N/A	7.55%	316
ICE BofAML US High Yield Master II Total Return Index			3.69%	5.17%	N/A	N/A	4.39%
Developing World Team
Developing World Strategy	7/1/2015	$2,509	22.60%	N/A	N/A	N/A	12.16%	280
MSCI Emerging Markets Index			24.93%	N/A	N/A	N/A	9.36%
Thematic Team
Thematic Strategy	5/1/2017	$45	N/A	N/A	N/A	N/A	38.94%	2,610
S&P 500 Market Index (Total Return)			N/A	N/A	N/A	N/A	12.83%
Other Assets Under Management [2]		$116
Total Assets Under Management		$114,816
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized. The Artisan High Income Strategy may hold loans and other security types that may not be included in the ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index. At times, this causes material differences in relative performance. The Global Equity, Global Discovery, and Thematic strategies’ investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

(2) Other Assets Under Management includes AUM managed by the Credit Team in the Credit Opportunities strategy and by the Thematic Team in the Thematic Long/Short strategy, respectively. Strategy specific information has been omitted.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Global Value	Emerging Markets	Credit	Developing World	Thematic	Total
March 31, 2018		(unaudited; in millions)
Beginning assets under management	$30,628	$29,235	$8,765	$41,687	$282	$2,554	$2,253	$90	$115,494
Gross client cash inflows	1,282	1,046	250	2,124	7	352	331	27	5,419
Gross client cash outflows	(2,186)	(1,798)	(584)	(1,118)	(4)	(258)	(72)	(2)	(6,022)
Net client cash flows	(904)	(752)	(334)	1,006	3	94	259	25	(603)
Market appreciation (depreciation)	1,147	128	(236)	(1,135)	7	10	(3)	7	(75)
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$30,871	$28,611	$8,195	$41,558	$292	$2,658	$2,509	$122	$114,816
Average assets under management	$31,861	$29,678	$8,614	$42,633	$294	$2,633	$2,450	$112	$118,275
March 31, 2017
Beginning assets under management	$25,714	$25,510	$8,588	$33,940	$228	$1,878	987	$—	$96,845
Gross client cash inflows	1,153	1,170	739	1,475	4	399	220	—	5,160
Gross client cash outflows	(1,473)	(1,660)	(657)	(1,423)	(2)	(183)	(34)	—	(5,432)
Net client cash flows	(320)	(490)	82	52	2	216	186	—	(272)
Market appreciation (depreciation)	2,343	2,252	257	2,134	28	51	124	—	7,189
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$27,737	$27,272	$8,927	$36,126	$258	$2,145	1,297	—	$103,762
Average assets under management	$27,140	$26,669	$8,784	$35,107	$247	$2,030	1,155	$—	$101,132
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
The table below sets forth our assets under management by distribution channel:

	As of March 31, 2018(1)		As of March 31, 2017(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$75,008	65.3%	$68,716	66.2%
Intermediary	34,754	30.3%	30,158	29.1%
Retail	5,054	4.4%	4,888	4.7%
Ending Assets Under Management	$114,816	100.0%	$103,762	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which makes up approximately 13% of our total assets under management as of March 31, 2018.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
March 31, 2018	(unaudited; in millions)
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	4,538	881	5,419
Gross client cash outflows	(3,458)	(2,564)	(6,022)
Net client cash flows	1,080	(1,683)	(603)
Market appreciation (depreciation)	(243)	168	(75)
Net transfers (1)	(236)	236	—
Ending assets under management	$57,950	$56,866	$114,816
Average assets under management	$58,876	$59,399	$118,275
March 31, 2017
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	3,825	1,335	5,160
Gross client cash outflows	(4,146)	(1,286)	(5,432)
Net client cash flows	(321)	49	(272)
Market appreciation (depreciation)	3,555	3,634	7,189
Net transfers (1)	(46)	46	—
Ending assets under management	$52,555	$51,207	$103,762
Average assets under management	$51,678	$49,454	$101,132
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended March 31, 2018, Compared to Three months ended March 31, 2017

	For the Three Months Ended March 31,		For the Period-to-Period
	2018	2017	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$212.0	$184.1	$27.9	15%
Operating Expenses
Total compensation and benefits	105.2	99.6	5.6	6%
Other operating expenses	26.8	26.5	0.3	1%
Total operating expenses	132.0	126.1	5.9	5%
Total operating income	80.0	58.0	22.0	38%
Non-operating income (loss)
Interest expense	(2.8)	(2.9)	0.1	3%
Other non-operating income	6.7	0.2	6.5	3,250%
Total non-operating income (loss)	3.9	(2.7)	6.6	244%
Income before income taxes	83.9	55.3	28.6	52%
Provision for income taxes	12.2	12.7	(0.5)	(4)%
Net income before noncontrolling interests	71.7	42.6	29.1	68%
Less: Noncontrolling interests - Artisan Partners Holdings	26.1	22.8	3.3	14%
Less: Noncontrolling interests - consolidated investment products	4.3	—	4.3	100%
Net income attributable to Artisan Partners Asset Management Inc.	$41.3	$19.8	$21.5	109%
Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.75	$0.37
Weighted average basic and diluted shares of Class A common stock outstanding	47,360,438	41,019,598
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
The increase in revenues of $27.9 million, or 15%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was driven primarily by a $17.1 billion, or 17%, increase in our average assets under management, partially offset by a decline in the weighted average investment management fee. The weighted average investment management fee of 72.8 basis points for the three months ended March 31, 2018 decreased from 73.7 basis points for the three months ended March 31, 2017, primarily due to the increase in the proportion of total assets managed in separate accounts.
The following table sets forth the weighted average fee and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2018	2017	2018	2017
	(unaudited; dollars in millions)
Investment management fees	$78.2	$66.7	$133.8	$117.4
Weighted average fee	53.5 basis points	54.5 basis points	92.2 basis points	92.1 basis points
Percentage of ending AUM	50%	49%	50%	51%

Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
The increase in total operating expenses of $5.9 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily as a result of higher compensation expense due to increased revenues and additional post-IPO equity grants. These increases were partially offset by the elimination of pre-offering related equity compensation expense in 2017.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$91.4	$81.5	$9.9	12%
Restricted share-based award compensation expense	13.8	11.8	2.0	17%
Total salaries, incentive compensation and benefits	105.2	93.3	11.9	13%
Pre-offering related compensation - share-based awards	—	6.3	(6.3)	(100)%
Total compensation and benefits	$105.2	$99.6	$5.6	6%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $8.5 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue.
Restricted share-based award compensation expense increased $2.0 million primarily as a result of our February 2018 grant of 1,510,570 restricted stock awards and 1,250 restricted stock units of Class A common stock to certain of our employees. Total compensation expense associated with the 2018 grants is expected to be approximately $59.5 million over the recognition period.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $6.3 million as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 50% and 51% of our revenues for the three months ended March 31, 2018, and 2017, respectively.
Non-Operating Income (Loss)
Non-operating income (loss) for the three months ended March 31, 2018 includes $6.3 million of income related to investment gains of consolidated investment products and $0.3 million of income related to investment gains on unconsolidated investment products.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2018 was 14.6%. The decrease in effective income tax rate from 23.1% for the three months ended March 31, 2017 was primarily due to Tax Reform, which reduced the U.S. federal corporate tax rate from 35% to 21%. The 2018 effective tax rate was also lower than 2017 due to pre-IPO share-based compensation expenses incurred in 2017 that were not deductible for tax purposes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 33% and 39% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2018 and 2017, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate in both periods was also lower than the statutory rate due to dividends paid on unvested share-based awards.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, as a result of the 2018 Follow-On Offering, Holdings Common Unit Exchanges, and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), and (3) net investment gain (loss) of investment products. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), and (3) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 23.5% for the three months ended March 31, 2018, and 37.0% for the three months ended March 31, 2017.

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
Net investment gain (loss) of investment products represents the non-operating income (loss) related to the Company’s seed investments, in both consolidated investment products and unconsolidated investment products. Excluding these non-operating market gains or losses on seed investments provides greater transparency to evaluate the profitability and efficiency of the underlying operations of the business.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2018	2017
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$41.3	$19.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	26.1	22.8
Add back: Provision for income taxes	12.2	12.7
Add back: Pre-offering related compensation - share-based awards	—	6.3
Add back: Net (gain) loss on the tax receivable agreements	—	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(2.0)	—
Less: Adjusted provision for income taxes	18.3	22.8
Adjusted net income (Non-GAAP)	$59.3	$38.8

Average shares outstanding
Class A common shares	47.4	41.0
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	4.5	3.9
Artisan Partners Holdings units outstanding (noncontrolling interest)	24.6	30.3
Adjusted shares	76.5	75.2

Basic and diluted earnings per share (GAAP)	$0.75	$0.37
Adjusted net income per adjusted share (Non-GAAP)	$0.78	$0.52

Operating income (GAAP)	$80.0	$58.0
Add back: Pre-offering related compensation - share-based awards	—	6.3
Adjusted operating income (Non-GAAP)	$80.0	$64.3

Operating margin (GAAP)	37.7%	31.5%
Adjusted operating margin (Non-GAAP)	37.7%	35.0%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$41.3	$19.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	26.1	22.8
Add back: Pre-offering related compensation - share-based awards	—	6.3
Add back: Net (gain) loss on the tax receivable agreements	—	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(2.0)	—
Add back: Interest expense	2.8	2.9
Add back: Provision for income taxes	12.2	12.7
Add back: Depreciation and amortization	1.2	1.3
Adjusted EBITDA (Non-GAAP)	$81.6	$65.8

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2018, and December 31, 2017.

	March 31, 2018	December 31, 2017
	(unaudited; in millions)
Cash and cash equivalents	$200.8	$137.3
Accounts receivable	$74.8	$76.7
Seed investments(1)	$42.4	$40.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments includes investment securities in unconsolidated sponsored investment entities, as well as Artisan’s direct equity investments in consolidated investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2018, none of our receivables were considered uncollectable.
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
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100.0 million revolving credit facility was unused as of and for the three months ended March 31, 2018.
In September 2017, we amended the 2012 Note Purchase Agreement with respect to the Series B and Series C notes that remain outstanding. Among other things, the amendment conformed certain terms and conditions applicable to the Series B and Series C notes to those applicable to the Series D notes.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2018.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2018 and 2017, were as follows:

	For the Three Months Ended March 31,
	2018	2017
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$22.7	$16.5
Holdings Partnership Distributions to APAM	$45.6	$21.7
Total Holdings Partnership Distributions	$68.3	$38.2
On April 26, 2018, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $27.6 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three months ended March 31, 2018 and 2017:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2018	2017
Quarterly	Class A Common	$0.60	$0.60
Special Annual	Class A Common	$0.79	$0.36
On April 26, 2018, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on May 31, 2018 to shareholders of record as of May 17, 2018.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend during 2018. After the end of the year, our board will consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all. We expect that our management and board will consider changes to our dividend policy during the course of 2018, including consideration of a variable quarterly dividend.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $400.5 million liability as of March 31, 2018. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates would be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We expect to make payments of approximately $36 million in 2018 related to the TRAs, $27.3 million of which we paid on April 17, 2018.

Cash Flows

	For the Three Months Ended March 31,
	2018	2017
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$159.8	$157.4
Net cash provided by operating activities	167.3	119.0
Net cash provided by (used in) investing activities	(0.8)	4.6
Net cash used in financing activities	(80.1)	(58.2)
Cash, cash equivalents and restricted cash as of March 31	$246.2	$222.8
Net cash provided by operating activities increased $48.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to timing differences in working capital accounts in addition to increased revenues and operating income resulting from an increase in average assets under management. Timing differences in working capital accounts increased operating cash flows by $23.7 million for the comparative periods, primarily due to the timing of executive bonus payments. For the three months ended March 31, 2018, compared to the three months ended March 31, 2017, our operating income, excluding share-based and pre-offering related compensation expenses, increased $17.7 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Net cash used in investment activities increased $5.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a $6.1 million decrease in net proceeds from the sale of investment securities.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities increased $21.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a $29.5 million increase in dividends paid to holders of our Class A common stock and a $6.2 million increase in distributions to limited partners, partially offset by $14.7 million of contributions from non-controlling interests in our consolidated investment products.
Certain Contractual Obligations
As of March 31, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 21, 2018, except for the increases in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $385.4 million at December 31, 2017 to $400.5 million at March 31, 2018. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make payments of approximately $36 million in 2018 related to the TRAs, $27.3 million of which we paid on April 17, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2017, except for the impact of adopting the new revenue recognition standard.

Revenue Recognition

Investment management fees are generally computed as a percentage of assets under management and are recognized as revenue at the end of each distinct service period. Fees for providing investment management services are computed and billed in accordance with the underlying investment management agreements, which is generally on a monthly or quarterly basis. Investment management fees are presented net of cash rebates and fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

A number of investment management agreements provide for performance-based fees or incentive allocations, collectively “performance fees”. Performance fees, if earned, are recognized upon completion of the contractually determined measurement period, which is generally quarterly or annually. Performance fees generally are not subject to claw back as a result of performance declines subsequent to the most recent measurement date.

Artisan accounts for asset management services as a single performance obligation that is satisfied over time, using a time-based measure of progress to recognize revenue. Customer consideration is variable due to the uncertainty of the value of assets under management during each distinct service period. At the end of each quarter, Artisan records revenue for the actual amount of investment management fees for that quarter because the uncertainty has been resolved.

Performance fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to performance fees is constrained until the end of each measurement period. At the end of the quarterly or annual measurement period, revenue is recorded for the actual amount of performance fees earned during that period because the uncertainty has been resolved

The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund clients and UCITS, including Artisan Funds and Artisan Global Funds, and for our own sponsored private funds, our fees are based on the values of the funds’ assets as determined for purposes of calculating their net asset values.

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
New or Revised Accounting Standards
See Part I, Item 1, Unaudited Consolidated Financial Statements - Note 2, “Summary of Significant Accounting Policies.”

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2017.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended March 31, 2018, 1,121,196 shares of Class B common stock were canceled, and 1,121,196 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2018 and 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: May 2, 2018
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)