Form 10-Q
period 2018-06-30
Artisan Partners Asset Management Inc.
filed 2018-08-01
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 27, 2018 were 53,978,323, 8,745,249 and 14,244,130, respectively.

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

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$190,358	$137,286
Accounts receivable	76,819	76,693
Investment securities	5,603	4,978
Property and equipment, net	20,801	21,025
Deferred tax assets	439,114	429,212
Restricted cash	629	629
Prepaid expenses and other assets	14,616	13,364
Assets of consolidated investment products
Cash and cash equivalents	46,625	21,881
Accounts receivable and other	19,735	16,768
Investment assets, at fair value	136,425	115,319
Total assets	$950,725	$837,155

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$23,869	$23,019
Accrued incentive compensation	75,978	2,911
Borrowings	199,213	199,129
Amounts payable under tax receivable agreements	377,504	385,413
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	13,119	8,180
Investment liabilities, at fair value	50,811	47,857
Total liabilities	740,494	666,509
Commitments and contingencies
Redeemable noncontrolling interests	96,474	62,581
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 53,978,658 and 50,463,126 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	540	505
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 8,745,249 and 11,922,192 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	88	119
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 14,244,130 and 13,184,527 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	142	132
Additional paid-in capital	82,791	147,910
Retained earnings (deficit)	28,694	(37,870)
Accumulated other comprehensive income (loss)	(1,477)	(873)
Total Artisan Partners Asset Management Inc. stockholders’ equity	110,778	109,923
Noncontrolling interest - Artisan Partners Holdings	2,979	(1,858)
Total stockholders’ equity	113,757	108,065
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$950,725	$837,155
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Management fees	$210,029	$195,951	$421,995	$380,025
Performance fees	2,267	322	2,309	322
Total revenues	$212,296	$196,273	$424,304	$380,347
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	106,744	96,426	211,968	189,675
Pre-offering related compensation - share-based awards	—	6,339	—	12,678
Total compensation and benefits	106,744	102,765	211,968	202,353
Distribution, servicing and marketing	6,847	7,292	13,856	14,666
Occupancy	4,302	3,660	8,227	7,166
Communication and technology	8,966	8,601	17,626	17,024
General and administrative	6,560	7,452	13,764	14,603
Total operating expenses	133,419	129,770	265,441	255,812
Total operating income	78,877	66,503	158,863	124,535
Non-operating income (loss)
Interest expense	(2,846)	(2,920)	(5,622)	(5,801)
Net investment gain (loss) of consolidated investment products	2,941	18	9,226	18
Net investment income	304	—	625	93
Other non-operating income (expense)	356	173	489	233
Total non-operating income (loss)	755	(2,729)	4,718	(5,457)
Income before income taxes	79,632	63,774	163,581	119,078
Provision for income taxes	11,987	14,941	24,272	27,690
Net income before noncontrolling interests	67,645	48,833	139,309	91,388
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	23,307	22,197	49,359	44,957
Less: Net income attributable to noncontrolling interests - consolidated investment products	2,332	4	6,670	4
Net income attributable to Artisan Partners Asset Management Inc.	$42,006	$26,632	$83,280	$46,427

Basic and diluted earnings per share	$0.72	$0.45	$1.48	$0.86
Basic and diluted weighted average number of common shares outstanding	49,041,113	45,241,102	48,205,418	43,142,011
Dividends declared per Class A common share	$0.60	$0.60	$1.99	$1.56

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income before noncontrolling interests	$67,645	$48,833	$139,309	$91,388
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $0, $39, $0, and $31, respectively	—	120	—	176
Less: reclassification adjustment for gain (loss) included in net income	—	—	—	93
Net unrealized gain (loss) on investment securities	—	120	—	83
Foreign currency translation gain (loss)	(1,042)	523	(410)	729
Total other comprehensive income (loss)	(1,042)	643	(410)	812
Comprehensive income	66,603	49,476	138,899	92,200
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	23,002	22,448	49,293	45,506
Comprehensive income attributable to noncontrolling interests - consolidated investment products	2,332	4	6,670	4
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$41,269	$27,024	$82,936	$46,690

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2018	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	$62,581
Net income	—	—	—	—	83,280	—	49,359	132,639	6,670
Other comprehensive income - foreign currency translation	—	—	—	—	—	(302)	(108)	(410)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,091)	—	(42)	3,133	—	—
Amortization of equity-based compensation	—	—	—	20,713	—	—	8,856	29,569	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,169	—	—	—	4,169	—
Issuance of Class A common stock, net of issuance costs	6	—	—	21,285	—	—	—	21,291	—
Forfeitures and employee/partner terminations	5	(20)	15	—	—	—	—	—	—
Issuance of restricted stock awards	15	—	—	(15)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,210)	—	—	(594)	(1,805)	—
Exchange of subsidiary equity	10	(5)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital contributions, net	—	—	—	—	—	—	—	—	27,223
Distributions	—	—	—	—	—	—	(55,744)	(55,744)	—
Dividends	—	—	—	(85,498)	(17,074)	—	(65)	(102,637)	—
Balance at June 30, 2018	$540	$88	$142	$82,791	$28,694	$(1,477)	$2,979	$113,757	$96,474

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2017	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714	—
Net income	—	—	—	—	46,427	—	44,957	91,384	4
Other comprehensive income - foreign currency translation	—	—	—	—	—	467	262	729	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	49	36	85	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—		—	(4,966)	—	(253)	5,217	(2)	—
Amortization of equity-based compensation	—		—	23,385	—	—	14,255	37,640	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—		—	21,371	—	—	—	21,371	—
Issuance of Class A common stock, net of issuance costs	56		—	161,991	—	—	—	162,047	—
Forfeitures and employee/partner terminations	—		—	—	—	—	—	—	—
Issuance of restricted stock awards	13		—	(13)	—	—	—	—	—
Employee net share settlement	—		—	(530)	—	—	(400)	(930)	—
Exchange of subsidiary equity	7	(6)	(1)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)	—
Capital Contributions, net	—	—	—	—	—	—	—	—	12,654
Distributions	—		—	—	—	—	(54,769)	(54,769)	—
Dividends	—		—	(29,251)	(41,286)	—	(63)	(70,600)	—
Balance at June 30, 2017	$497	$124	$135	$128,770	$18,536	$(1,385)	$(4,502)	$142,175	$12,658

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income before noncontrolling interests	$139,309	$91,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,502	2,549
Deferred income taxes	13,707	18,604
Net investment income	(625)	(93)
Loss on disposal of property and equipment	7	18
Amortization of debt issuance costs	229	224
Share-based compensation	29,569	37,640
Net investment (gain) loss of consolidated investment products	(9,226)	(18)
Purchase of investments by consolidated investment products	(572,217)	(23,194)
Proceeds from sale of investments by consolidated investment products	563,516	6,907
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(126)	(8,019)
Prepaid expenses and other assets	(1,868)	(520)
Accounts payable and accrued expenses	74,117	59,234
Class B liability awards	—	(506)
Deferred lease obligations	318	1,512
Net change in operating assets and liabilities of consolidated investment products	1,747	10,774
Net cash provided by operating activities	240,959	196,500
Cash flows from investing activities
Acquisition of property and equipment	(602)	(823)
Leasehold improvements	(2,161)	(1,468)
Proceeds from sale of investment securities	—	6,382
Purchase of investment securities	—	(3,250)
Net cash provided by (used in) investing activities	(2,763)	841
Cash flows from financing activities
Partnership distributions	(55,744)	(54,769)
Dividends paid	(102,637)	(70,600)
Payment under the tax receivable agreements	(27,251)	(22,788)
Net proceeds from issuance of common stock	21,478	162,494
Payment of costs directly associated with the issuance of Class A common stock	(166)	(294)
Purchase of equity and subsidiary equity	(21,478)	(162,494)
Taxes paid related to employee net share settlement	(1,805)	(930)
Capital contributions to consolidated investment products, net	27,223	12,654
Net cash used in financing activities	(160,380)	(136,727)
Net increase (decrease) in cash and cash equivalents	77,816	60,614
Cash, cash equivalents and restricted cash
Beginning of period	159,796	157,406
End of period	$237,612	$218,020

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$190,358	$190,258
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	46,625	27,133
Cash, cash equivalents and restricted cash	$237,612	$218,020

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$23,511	$127,771
Establishment of amounts payable under tax receivable agreements	19,342	106,399

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2018, APAM held approximately 70% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC (“AIGP”), controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”) and Artisan Partners Global Funds plc (“Artisan Global Funds”). Artisan Funds are a series of open-end, diversified mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS.
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

Holdings Unit Exchanges
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the six months ended June 30, 2018:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 1, 2018	958,288	499,222	449,066	10,000
Common units exchanged on April 2, 2018	452,628	—	—	452,628
Common units exchanged on May 9, 2018	62,000	—	57,000	5,000
Total Units Exchanged	1,472,916	499,222	506,066	467,628
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan sponsored private funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of June 30, 2018, Artisan has a controlling financial interest in three sub-funds of Artisan Global Funds and certain privately offered funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in its Consolidated Financial Statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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

The application of ASU 2014-09 had no impact on the Consolidated Statement of Financial Condition as of June 30, 2018, as compared to the previous revenue recognition standard. The application of the new principal versus agent guidance resulted in presentation changes whereby certain costs are now reported on a gross basis, when the Company is acting as principal, and reported on a net basis, when the Company is acting as an agent. The new standard requires the entire amount of fee waivers and expense reimbursements to be presented net against revenue, which resulted in a $13 thousand decrease in management fee revenue and a corresponding $13 thousand decrease in general and administrative expenses within the Consolidated Statements of Operations for the six months ended June 30, 2018. Applying ASU 2014-09 had no impact on operating income or net income, as compared to applying the previous revenue recognition standard. Artisan did not apply any of the practical expedients in ASU 2014-09.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The Company adopted ASU 2016-01 as of January 1, 2018, utilizing the modified retrospective method. Upon adoption, the Company made a cumulative-effect adjustment to the Company’s Consolidated Statements of Financial Condition, which resulted in a $0.4 million decrease to accumulated other comprehensive income (loss) and a corresponding $0.4 million increase to retained earnings (deficit). The application of ASU 2016-01 results in the recognition of the Company’s unrealized gains (losses) on investment securities through net income. The Company recognized $0.6 million of unrealized gains in net income for the six months ended June 30, 2018.
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
As of January 1, 2018, the Company adopted ASU 2016-01, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. As a result, the Company made a cumulative-effect adjustment to reclassify $0.4 million of unrealized gains attributable to APAM from accumulated other comprehensive income (loss) to retained earnings (deficit). The remaining $0.2 million of unrealized gains as of January 1, 2018 were attributable to noncontrolling interests. Effective January 1, 2018, unrealized gains and losses are recorded to net investment income in the statement of operations. The table below presents the Company’s unrealized gains and losses for the specified period that relate to investment securities held as of June 30, 2018:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2018	2018
Net gains (losses) recognized on investment securities	$304	$625
Less: Net realized gains (losses) recognized on investment securities sold during the period	$—	$—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$304	$625

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2018 and December 31, 2017:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2018
Assets
Money market funds	$69,060	$69,060	$—	$—
Mutual funds	5,603	5,603	—	—

December 31, 2017
Assets
Money market funds	$26,727	$26,727	$—	$—
Mutual funds	4,978	4,978	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, open-end mutual funds and UCITS funds. Cash maintained in demand deposit accounts is excluded from the table above.
Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 securities during the three and six months ended June 30, 2018 and 2017.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of June 30, 2018 and December 31, 2017:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Total borrowings		$200,000
The fair value of borrowings was approximately $202.8 million as of June 30, 2018. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.

Interest expense incurred on the unsecured notes and revolving credit agreement was $2.6 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of June 30, 2018, Artisan is considered to be the primary beneficiary of three sub-funds of Artisan Global Funds and certain Artisan sponsored private funds related to two investment strategies for which it serves as investment manager. As of June 30, 2018, Artisan’s direct equity investment in the consolidated investment products was $42.4 million.
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
Artisan earned management fees from CIPs of $2 thousand and $47 thousand for the three and six months ended June 30, 2018, respectively. There were no management fees earned from CIPs for the six months ended June 30, 2017. No incentive allocation revenue was recognized during the six months ended June 30, 2018 and 2017. Management fees and incentive allocations earned from CIPs are eliminated from revenue upon consolidation.
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

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of June 30, 2018 and December 31, 2017:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2018
Assets
Money market funds	$44,353	$44,353	$—	$—
Equity securities - long position	90,508	89,084	—	1,424
Fixed income instruments - long position	42,909	—	42,909	—
Derivative assets	2,726	1,333	1,393	—

Liabilities
Equity securities - short position	$29,209	$29,209	$—	$—
Fixed income instruments - short position	21,158	—	21,158	—
Derivative liabilities	444	156	288	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets
Money market funds	$21,881	$21,881	$—	$—
Equity securities - long position	69,044	69,044	—	—
Fixed income instruments - long position	45,758	—	45,758	—
Derivative assets	343	303	40	—

Liabilities
Equity securities - short position	$29,199	$29,199	$—	$—
Fixed income instruments - short position	18,513	—	18,513	—
Derivative liabilities	145	45	100	—
CIP balances included in the Company’s Consolidated Statements of Financial Condition were as follows:

	June 30, 2018	December 31, 2017
Net CIP assets included in the table above	$129,685	$89,169
Net CIP assets not included in the table above	9,170	8,762
Net CIP assets	138,855	97,931
Less: redeemable noncontrolling interest	96,474	62,581
Artisan’s direct equity investment in CIPs	$42,381	$35,350
Transfers between investment levels may occur as the markets fluctuate and/or the availability of data used in an investment’s valuation changes. Artisan’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the three and six months ended June 30, 2018 other than the activity included in the table below. Level 3 assets consist of equity securities for which there is not an active market. Fair value was determined using the comparable company approach that was based on significant unobservable inputs.

As of June 30, 2018, the reconciliation of assets in which significant unobservable inputs (Level 3) were used in determining fair value is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2018	2018
Balance at beginning of period	$—	$—
Transfers into Level 3	1,349	1,349
Unrealized gains and losses included in Net investment gain (loss) of consolidated investment products	75	75
Balance as of June 30, 2018	$1,424	$1,424
Note 7. Noncontrolling interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2018, APAM held approximately 70% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2018, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2017	50,463,126	25,106,719	75,569,845	67%
2018 Follow-On Offering	644,424	(644,424)	—	1%
Holdings Common Unit Exchanges	1,472,916	(1,472,916)	—	2%
Issuance of APAM Restricted Shares (1)	1,517,724	—	1,517,724	—%
Restricted Share Award Net Share Settlement (1)	(53,986)	—	(53,986)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(65,546)	—	(65,546)	—%
Balance at June 30, 2018	53,978,658	22,989,379	76,968,037	70%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Six Months Ended June 30,
	2018	2017
Additional paid-in capital	$(3,091)	$(4,966)
Noncontrolling interest - Artisan Partners Holdings	3,133	5,217
Accumulated other comprehensive income (loss)	(42)	(251)
Net impact to financial condition	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.8 million for the six months ended June 30, 2018 and $2.6 million for the six months ended June 30, 2017.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
As of June 30, 2018 and December 31, 2017, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	June 30, 2018	December 31, 2017	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	53,978,658	50,463,126	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	8,745,249	11,922,192	1 vote per share(2)	None
Class C, par value $0.01 per share	400,000,000	14,244,130	13,184,527	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2018, Artisan’s employees held 5,038,359 restricted shares of Class A common stock subject to the agreement and all 8,745,249 outstanding shares of Class B common stock.

(2) On February 9, 2018, the Class B common shares changed from five votes per share to one vote per share.
APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2018 and 2017:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Quarterly	Class A Common	$0.60	$0.60	$1.20	$1.20
Special Annual	Class A Common	$—	$—	$0.79	$0.36
The following table summarizes APAM’s stock transactions for the six months ended June 30, 2018:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2017	75,569,845	50,463,126	11,922,192	13,184,527
2018 Follow-On Offering	—	644,424	(644,424)	—
Holdings Common Unit Exchanges	—	1,472,916	(506,066)	(966,850)
Restricted Share Award Grants	1,517,724	1,517,724	—	—
Restricted Share Award Net Share Settlement	(53,986)	(53,986)	—	—
Employee/Partner Terminations	(65,546)	(65,546)	(2,026,453)	2,026,453
Balance at June 30, 2018	76,968,037	53,978,658	8,745,249	14,244,130
(1) There were 246,581 and 218,089 restricted stock units outstanding at June 30, 2018 and December 31, 2017, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2018 and 2017, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Holdings Partnership Distributions to Limited Partners	$33,061	$38,239	$55,744	$54,769
Holdings Partnership Distributions to APAM	67,316	61,910	112,909	83,543
Total Holdings Partnership Distributions	$100,377	$100,149	$168,653	$138,312
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
Performance fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to performance fees is constrained until the end of each measurement period. At the end of the quarterly or annual measurement period, revenue is recorded for the actual amount of performance fees earned during that period because the uncertainty has been resolved. For performance fees with annual measurement periods, revenue recognized in the current quarter relates to performance obligations that were partially satisfied in prior periods. Artisan recognized performance fee revenues of $2.3 million during the three and six months ended June 30, 2018 and $0.3 million during the three and six months ended June 30, 2017.
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

Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Management fees
Artisan Funds	$125,085	$116,200	$250,338	$226,774
Artisan Global Funds	8,942	7,706	17,464	14,516
Separate accounts(1)	76,002	72,045	154,193	138,735
Performance fees
Separate accounts(1)	2,267	322	2,309	322
Total revenues	$212,296	$196,273	$424,304	$380,347
(1) Separate account revenue consists of management fees and performance fees from vehicles other than Artisan Funds or Artisan Global Funds. Separate account revenue includes fees earned from traditional separate accounts and privately offered funds, as well as fees earned from Artisan-branded collective investment trusts and funds (both public and private) that Artisan sub-advises. All management fees and performance fees from Artisan sponsored private funds were eliminated upon consolidation and therefore are omitted from this table.

The following table presents the balances of receivables related to contracts with customers:

	As of June 30, 2018	As of December 31, 2017
Customer
Artisan Funds	$—	$4
Artisan Global Funds	2,538	5,105
Separate accounts	70,581	68,019
Total receivables from contracts with customers	$73,119	$73,128
Non-customer receivables	3,700	3,565
Accounts receivable	$76,819	$76,693
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds makes payments on the same day the invoice is received and Artisan Global Funds generally makes payments in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing.
Artisan had no contract assets or liabilities from contracts with customers as of June 30, 2018 or December 31, 2017.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Salaries, incentive compensation and benefits (1)	$91,579	$84,062	$182,960	$165,544
Restricted share-based award compensation expense	15,165	12,364	29,008	24,131
Total salaries, incentive compensation and benefits	106,744	96,426	211,968	189,675
Pre-offering related compensation - share-based awards	—	6,339	—	12,678
Total compensation and benefits	$106,744	$102,765	$211,968	$202,353
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
Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 6,545,290 shares of Class A common stock were reserved and available for issuance under the Plan as of June 30, 2018.
During the six months ended June 30, 2018, Artisan granted 1,517,724 restricted stock awards and 1,250 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2018 grants is expected to be approximately $59.4 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur. The following table summarizes the restricted share-based award activity for the six months ended June 30, 2018:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2018	$38.79	4,013,986
Granted	39.32	1,518,974
Forfeited	36.16	(65,546)
Vested	32.92	(325,930)
Unvested at June 30, 2018	$39.35	5,141,484
The unrecognized compensation expense for the unvested awards as of June 30, 2018 was $126.5 million with a weighted average recognition period of 3.6 years remaining.
During the six months ended June 30, 2018, the Company withheld a total of 53,986 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $1.8 million in employee tax withholding obligations related to these settlements during the six months ended June 30, 2018. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Pre-offering related compensation - share-based awards
Prior to the IPO, Holdings granted Class B share-based awards to certain employees. These awards vested over a period of five years and became fully vested on July 1, 2017.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the six months ended June 30, 2018, approximately 33% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards during the quarter.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, the U.S. federal corporate tax rate decreased from 35% to 21%, which was the largest driver of lowering APAM’s effective tax rate from 23.3% for six months ended June 30, 2017 to 14.8% for the six months ended June 30, 2018.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Current:
Federal	$4,589	$5,234	$8,738	$7,858
State and local	828	640	1,595	1,001
Foreign	115	120	232	227
Total	5,532	5,994	10,565	9,086
Deferred:
Federal	5,769	8,463	12,249	17,598
State and local	686	484	1,458	1,006
Total	6,455	8,947	13,707	18,604
Income tax expense	$11,987	$14,941	$24,272	$27,690
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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2018 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2017	$410,690	$385,413
2018 Follow-On Offering	7,687	6,534
2018 Holdings Common Unit Exchanges	15,068	12,808
Amortization	(14,809)	—
Payments under TRA	—	(27,251)
June 30, 2018	$418,636	$377,504
Net deferred tax assets comprise the following:

	As of June 30, 2018	As of December 31, 2017
Deferred tax assets:
Amortizable basis (1)	$418,636	$410,690
Other (2)	20,478	18,522
Total deferred tax assets	439,114	429,212
Less: valuation allowance (3)	—	—
Net deferred tax assets	$439,114	$429,212
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of June 30, 2018 and December 31, 2017.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2018, U.S. federal income tax returns for the years 2014 through 2016 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2013 to 2016. Foreign tax returns are generally subject to examination from 2013 to 2016.
Note 12. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of June 30, 2018	As of December 31, 2017
Unrealized gain on investments, net of tax	$—	$259
Foreign currency translation gain (loss)	(1,477)	(1,132)
Accumulated Other Comprehensive Income (Loss)	$(1,477)	$(873)
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
The computation of basic and diluted earnings per share under the two-class method for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2018	2017	2018	2017
Numerator:
Net income attributable to APAM	$42,006	$26,632	$83,280	$46,427
Less: Allocation to participating securities	6,852	6,339	11,775	9,198
Net income available to common stockholders	$35,154	$20,293	$71,505	$37,229
Denominator:
Weighted average shares outstanding	49,041,113	45,241,102	48,205,418	43,142,011
Earnings per share	$0.72	$0.45	$1.48	$0.86
Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three and six months ended June 30, 2018 and 2017. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2018	2017	2018	2017
Holdings limited partnership units	23,025,899	26,080,376	23,787,797	28,133,767
Unvested restricted share-based awards	5,163,590	4,486,196	4,865,493	4,205,581
Total	28,189,489	30,566,572	28,653,290	32,339,348
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
Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements):
Artisan Funds	$125,218	$116,200	$250,580	$226,774
Fee waiver / expense reimbursement:
Artisan Funds	$133	$115	$242	$312
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
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements):
Artisan Global Funds (1)	$8,959	$7,706	$17,491	$14,516
Fee waiver / expense reimbursement:
Artisan Global Funds (1)	$84	$54	$141	$70
(1) Investment management fees of Artisan Global Funds include $17 thousand and $23 thousand of management fees earned on consolidated investment products for the three and six months ended June 30, 2018, respectively. Fee waivers and expense reimbursements of Artisan Global Funds include $84 thousand and $137 thousand of expense waivers related to consolidated investment products for the three and six months ended June 30, 2018, respectively. All investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation. None of the Artisan Global Funds sub-funds were consolidated during the six months ended June 30, 2017.

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

Fees for managing the privately offered funds and amounts reimbursed to the privately offered funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements):
Artisan sponsored private funds (1)	$133	$—	$231	$—
Fee waiver / expense reimbursement:
Artisan sponsored private funds (1)	$65	$33	$74	$33
(1) All investment management fees and expense waivers related to the private funds were eliminated from revenue upon consolidation.
Note 16. Subsequent Events
Distributions and dividends
On July 25, 2018, APAM, acting as the general partner of Artisan Partners Holdings, declared a distribution by Artisan Partners Holdings of $30.5 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board of directors of APAM declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on August 31, 2018, to shareholders of record as of August 17, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of June 30, 2018, our eight autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of June 30, 2018, approximately 80% of our assets under management were managed for clients and investors domiciled in the U.S. and 20% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Over shorter time periods, changes in our business and financial results are largely driven by market conditions and fluctuations in our assets under management that may not necessarily be the result of our long-term investment performance or the long-term demand for our strategies. For this reason, we expect that our business and financial results will be lumpy over time. During the second quarter of 2018, our assets under management declined to $114.2 billion, a decrease of $626 million, or 0.5%, compared to $114.8 billion at March 31, 2018, as a result of $339 million in net client cash outflows and $287 million of market depreciation.
Compared to June 30, 2017, assets under management increased $4.8 billion, or 4.4%, due to $9.3 billion in market appreciation, partially offset by $4.5 billion of net client cash outflows. Average assets under management for the June 2018 quarter was $115.8 billion, an increase of 8.0% from the average of $107.2 billion for the June 2017 quarter.
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
Revenues were $424.3 million for the six months ended June 30, 2018, a 12% increase from revenues of $380.3 million for the six months ended June 30, 2017. GAAP operating margin was 37.4% for the six months ended June 30, 2018, compared to 32.7% for the six months ended June 30, 2017. Adjusted operating margin was 37.4% for the six months ended June 30, 2018, compared to 36.1% for the six months ended June 30, 2017.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, the U.S. federal corporate tax rate decreased from 35% to 21%, which was the largest driver of lowering APAM’s effective tax rate from 23.3% for six months ended June 30, 2017, to 14.8% for the six months ended June 30, 2018. The estimated adjusted effective tax rate decreased from 37% to 23.5%.
Business highlights for the second quarter of 2018 included:

•	Our assets under management as of June 30, 2018 were $114.2 billion and average assets under management for the second quarter were $115.8 billion.

•
Our investment teams continue to generate strong absolute and relative investment returns for clients and investors. Twelve of our 14 investment strategies with at least a one-year track record have outperformed their broad-based benchmarks since inception, net of fees.

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
Our employees and other limited partners of Holdings held approximately 30% of the equity interests in Holdings as of June 30, 2018. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2018 Follow-On Offering and Holdings Unit Exchanges
On February 27, 2018, APAM completed an offering of 644,424 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 644,424 common units from certain limited partners of Holdings. In connection with the offering, APAM received 644,424 GP units of Holdings.
During the six months ended June 30, 2018, certain limited partners of Holdings exchanged 1,472,916 common units (along with a corresponding number of shares of Class B or C common stock of APAM) for 1,472,916 shares of Class A common stock. In connection with the exchanges, APAM received 1,472,916 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 67% at December 31, 2017 to 70% at June 30, 2018, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
S&P 500 total returns	3.4%	3.1%	2.6%	9.3%
MSCI All Country World total returns	0.5%	4.3%	(0.4)%	11.5%
MSCI EAFE total returns	(1.2)%	6.1%	(2.7)%	13.8%
Russell Midcap® total returns	2.8%	2.7%	2.3%	8.0%
MSCI Emerging Markets Index	(8.0)%	6.3%	(6.7)%	18.4%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	1.0%	2.1%	0.1%	4.9%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	(unaudited; dollars in millions)
Assets under management at period end	$114,190		$109,405		$114,190		$109,405
Average assets under management (1)	$115,784		$107,250		$117,035		$104,210
Net client cash flows	$(339)		$(1,522)		$(942)		$(1,795)
Total revenues	$212.3		$196.2		$424.3		$380.3
Weighted average fee (2)	73.6	bps	73.4	bps	73.2	bps	73.5	bps
Operating margin	37.2%		33.9%		37.4%		32.7%
Adjusted operating margin (3)	37.2%		37.1%		37.4%		36.1%

(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) We compute our weighted average fee by dividing annualized investment management fees and performance fees by average assets under management for the applicable period.
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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended June 30,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Beginning assets under management	$114,816	$103,762	$11,054	10.7%
Gross client cash inflows	4,693	4,207	486	11.6%
Gross client cash outflows	(5,032)	(5,729)	697	12.2%
Net client cash flows	(339)	(1,522)	1,183	77.7%
Market appreciation (depreciation) (1)	(287)	7,165	(7,452)	(104.0)%
Net transfers (2)	—	—	—	—%
Ending assets under management	$114,190	$109,405	$4,785	4.4%
Average assets under management	$115,784	$107,250	$8,534	8.0%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	For the Six Months Ended June 30,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Beginning assets under management	$115,494	$96,845	$18,649	19.3%
Gross client cash inflows	10,112	9,367	745	8.0%
Gross client cash outflows	(11,054)	(11,162)	108	1.0%
Net client cash flows	(942)	(1,795)	853	47.5%
Market appreciation (depreciation) (1)	(362)	14,355	(14,717)	(102.5)%
Net transfers (2)	—	—	—	—%
Ending assets under management	$114,190	$109,405	$4,785	4.4%
Average assets under management	$117,035	$104,210	$12,825	12.3%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Across the firm, we experienced total net outflows of $339 million and $942 million during the three and six months ended June 30, 2018, respectively. Our U.S. Mid-Cap Growth, U.S. Mid-Cap Value, and Non-U.S. Growth strategies had net outflows of $808 million, $311 million and $32 million during the three months ended June 30, 2018, respectively, and net outflows of $1.9 billion, $670 million and $696 million, during the six months ended June 30, 2018, respectively. We anticipate that these trends will continue further into 2018.
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
The table below sets forth the total assets under management for our investment teams and strategies as of June 30, 2018, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2018. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 11% of our assets under management at June 30, 2018, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$16,624	15.61%	13.17%	14.27%	12.17%	10.94%	600
MSCI All Country World Index			10.73%	8.18%	9.41%	5.79%	4.94%
Global Discovery Strategy	9/1/2017	$47	N/A	N/A	N/A	N/A	17.09%	978
MSCI All Country World Index			N/A	N/A	N/A	N/A	7.31%
U.S. Mid-Cap Growth Strategy	4/1/1997	$11,820	13.91%	8.86%	12.52%	12.13%	15.12%	472
Russell Midcap® Index			12.33%	9.57%	12.21%	10.22%	10.40%
Russell Midcap® Growth Index			18.52%	10.72%	13.36%	10.45%	9.32%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,598	28.37%	13.59%	15.15%	14.22%	11.05%	135
Russell 2000® Index			17.57%	10.95%	12.45%	10.59%	9.70%
Russell 2000® Growth Index			21.86%	10.59%	13.64%	11.23%	8.23%
Global Equity Team
Global Equity Strategy	4/1/2010	$1,478	22.29%	9.87%	11.49%	N/A	13.16%	471
MSCI All Country World Index			10.73%	8.18%	9.41%	N/A	8.46%
Non-U.S. Growth Strategy	1/1/1996	$25,929	8.72%	3.64%	6.70%	5.05%	10.22%	535
MSCI EAFE Index			6.84%	4.90%	6.44%	2.84%	4.87%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$657	16.97%	6.45%	7.81%	7.44%	13.47%	305
MSCI EAFE Small Cap Index			12.45%	10.08%	11.31%	6.80%	10.42%
U.S. Value Team
Value Equity Strategy	7/1/2005	$2,402	10.97%	11.25%	10.94%	9.18%	8.65%	(28)
Russell 1000® Index			14.54%	11.63%	13.36%	10.19%	8.93%
Russell 1000® Value Index			6.77%	8.25%	10.34%	8.49%	7.32%
U.S. Mid-Cap Value Strategy	4/1/1999	$5,906	10.51%	9.04%	9.35%	10.26%	13.25%	375
Russell Midcap® Index			12.33%	9.57%	12.21%	10.22%	9.50%
Russell Midcap® Value Index			7.60%	8.79%	11.26%	10.06%	9.91%
Global Value Team
Global Value Strategy	7/1/2007	$19,751	7.29%	9.09%	10.43%	11.36%	8.71%	438
MSCI All Country World Index			10.73%	8.18%	9.41%	5.79%	4.33%
Non-U.S. Value Strategy	7/1/2002	$21,016	3.95%	6.38%	8.91%	9.63%	12.23%	589
MSCI EAFE Index			6.84%	4.90%	6.44%	2.84%	6.34%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$197	10.14%	10.58%	8.03%	2.16%	5.99%	52
MSCI Emerging Markets Index			8.20%	5.59%	5.01%	2.26%	5.47%
Credit Team
High Income Strategy	4/1/2014	$3,032	5.84%	8.17%	N/A	N/A	7.46%	309
ICE BofAML US High Yield Master II Total Return Index			2.53%	5.54%	N/A	N/A	4.37%
Developing World Team
Developing World Strategy	7/1/2015	$2,506	4.63%	8.54%	N/A	N/A	8.54%	295
MSCI Emerging Markets Index			8.20%	5.59%	N/A	N/A	5.59%
Thematic Team
Thematic Strategy	5/1/2017	$96	41.26%	N/A	N/A	N/A	39.20%	2,505
S&P 500 Market Index (Total Return)			14.37%	N/A	N/A	N/A	14.15%
Other Assets Under Management [2]		$131
Total Assets Under Management		$114,190
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

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Global Value	Emerging Markets	Credit	Developing World	Thematic	Total
June 30, 2018		(unaudited; in millions)
Beginning assets under management	$30,871	$28,611	$8,195	$41,558	$292	$2,658	$2,509	$122	$114,816
Gross client cash inflows	1,301	1,044	285	1,125	10	568	295	65	4,693
Gross client cash outflows	(1,903)	(1,077)	(491)	(1,171)	(81)	(188)	(115)	(6)	(5,032)
Net client cash flows	(602)	(33)	(206)	(46)	(71)	380	180	59	(339)
Market appreciation (depreciation)	820	(514)	319	(745)	(24)	34	(183)	6	(287)
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$31,089	$28,064	$8,308	$40,767	$197	$3,072	$2,506	$187	$114,190
Average assets under management	$31,217	$28,792	$8,288	$41,709	$277	$2,810	$2,529	$162	$115,784
June 30, 2017
Beginning assets under management	$27,737	$27,272	$8,927	$36,126	$258	$2,145	1,297	$—	$103,762
Gross client cash inflows	1,470	655	378	1,211	3	298	181	11	4,207
Gross client cash outflows	(1,393)	(2,257)	(732)	(1,058)	(1)	(188)	(100)	—	(5,729)
Net client cash flows	77	(1,602)	(354)	153	2	110	81	11	(1,522)
Market appreciation (depreciation)	2,067	2,524	119	2,268	17	51	118	1	7,165
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$29,881	$28,194	$8,692	$38,547	$277	$2,306	1,496	12	$109,405
Average assets under management(2)	$29,017	$27,874	$8,755	$37,694	$269	$2,220	1,413	$11	$107,250
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
(2) For the Thematic team, average assets under management is for the period between April 24, 2017, when the team’s first strategy began operations, and June 30, 2017.

		By Investment Team
Six Months Ended	Growth	Global Equity	U.S. Value	Global Value	Emerging Markets	Credit	Developing World	Thematic	Total
June 30, 2018		(unaudited; in millions)
Beginning assets under management	$30,628	$29,235	$8,765	$41,687	$282	$2,554	$2,253	$90	$115,494
Gross client cash inflows	2,583	2,090	535	3,249	17	920	626	92	10,112
Gross client cash outflows	(4,089)	(2,875)	(1,075)	(2,289)	(85)	(446)	(187)	(8)	(11,054)
Net client cash flows	(1,506)	(785)	(540)	960	(68)	474	439	84	(942)
Market appreciation (depreciation)	1,967	(386)	83	(1,880)	(17)	44	(186)	13	(362)
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$31,089	$28,064	$8,308	$40,767	$197	$3,072	$2,506	$187	$114,190
Average assets under management	$31,541	$29,236	$8,451	$42,172	$286	$2,722	$2,490	$137	$117,035
June 30, 2017
Beginning assets under management	$25,714	$25,510	$8,588	$33,940	$228	$1,878	987	$—	$96,845
Gross client cash inflows	2,623	1,824	1,117	2,686	7	697	402	11	9,367
Gross client cash outflows	(2,866)	(3,916)	(1,389)	(2,481)	(3)	(372)	(135)	—	(11,162)
Net client cash flows	(243)	(2,092)	(272)	205	4	325	267	11	(1,795)
Market appreciation (depreciation)	4,410	4,776	376	4,402	45	103	242	1	14,355
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$29,881	$28,194	$8,692	$38,547	$277	$2,306	1,496	12	$109,405
Average assets under management(2)	$28,086	$27,275	$8,769	$36,409	$258	$2,125	1,285	$11	$104,210
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
(2) For the Thematic team, average assets under management is for the period between April 24, 2017, when the team’s first strategy began operations, and June 30, 2017.
The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel:

	As of June 30, 2018(1)		As of June 30, 2017(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$73,995	64.8%	$72,934	66.6%
Intermediary	35,230	30.9%	31,472	28.8%
Retail	4,965	4.3%	4,999	4.6%
Ending Assets Under Management	$114,190	100.0%	$109,405	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which makes up approximately 13% of our total assets under management as of June 30, 2018.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2018	(unaudited; in millions)
Beginning assets under management	$57,950	$56,866	$114,816
Gross client cash inflows	3,084	1,609	4,693
Gross client cash outflows	(3,290)	(1,742)	(5,032)
Net client cash flows	(206)	(133)	(339)
Market appreciation (depreciation)	(317)	30	(287)
Net transfers (1)	(18)	18	—
Ending assets under management	$57,409	$56,781	$114,190
Average assets under management	$58,406	$57,378	$115,784
June 30, 2017
Beginning assets under management	$52,555	$51,207	$103,762
Gross client cash inflows	2,828	1,379	4,207
Gross client cash outflows	(4,271)	(1,458)	(5,729)
Net client cash flows	(1,443)	(79)	(1,522)
Market appreciation (depreciation)	3,513	3,652	7,165
Net transfers (1)	(37)	37	—
Ending assets under management	$54,588	$54,817	$109,405
Average assets under management	$53,957	$53,322	$107,250
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2018	(unaudited; in millions)
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	7,622	2,490	10,112
Gross client cash outflows	(6,747)	(4,307)	(11,054)
Net client cash flows	875	(1,817)	(942)
Market appreciation (depreciation)	(561)	199	(362)
Net transfers (1)	(254)	254	—
Ending assets under management	$57,409	$56,781	$114,190
Average assets under management	$58,644	$58,391	$117,035
June 30, 2017
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	6,654	2,713	9,367
Gross client cash outflows	(8,417)	(2,745)	(11,162)
Net client cash flows	(1,763)	(32)	(1,795)
Market appreciation (depreciation)	7,068	7,287	14,355
Net transfers (1)	(84)	84	—
Ending assets under management	$54,588	$54,817	$109,405
Average assets under management	$52,825	$51,415	$104,210
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended June 30, 2018, Compared to Three months ended June 30, 2017

	For the Three Months Ended June 30,		For the Period-to-Period
	2018	2017	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$212.3	$196.2	$16.1	8%
Operating Expenses
Total compensation and benefits	106.8	102.8	4.0	4%
Other operating expenses	26.6	26.9	(0.3)	(1)%
Total operating expenses	133.4	129.7	3.7	3%
Total operating income	78.9	66.5	12.4	19%
Non-operating income (loss)
Interest expense	(2.8)	(2.9)	0.1	3%
Other non-operating income	3.6	0.2	3.4	1,700%
Total non-operating income (loss)	0.8	(2.7)	3.5	130%
Income before income taxes	79.7	63.8	15.9	25%
Provision for income taxes	12.1	15.0	(2.9)	(19)%
Net income before noncontrolling interests	67.6	48.8	18.8	39%
Less: Noncontrolling interests - Artisan Partners Holdings	23.2	22.2	1.0	5%
Less: Noncontrolling interests - consolidated investment products	2.4	—	2.4	100%
Net income attributable to Artisan Partners Asset Management Inc.	$42.0	$26.6	$15.4	58%
Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.72	$0.45
Weighted average basic and diluted shares of Class A common stock outstanding	49,041,113	45,241,102
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
The increase in revenues of $16.1 million, or 8%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was driven primarily by a $8.5 billion, or 8%, increase in our average assets under management. Performance fee revenue was $2.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. The weighted average investment management fee was 73.6 basis points for the three months ended June 30, 2018 compared to 73.4 basis points for the three months ended June 30, 2017. The fee rate increased due to higher performance fees recognized in the current quarter, partially offset by the negative impact of the shift in the mix of our assets under management between vehicles and lower fee rates on certain separate accounts.
The following table sets forth the weighted average fee and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2018	2017	2018	2017
	(unaudited; dollars in millions)
Investment management fees	$78.3	$72.3	$134.0	$123.9
Weighted average fee	54.8 basis points	54.4 basis points	92.1 basis points	92.1 basis points
Percentage of ending AUM	50%	50%	50%	50%

Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
The increase in total operating expenses of $3.7 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily a result of higher compensation expense due to increased revenues and additional post-IPO equity grants. These increases were partially offset by the completed amortization of pre-offering related equity compensation expense in 2017.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$91.6	$84.1	$7.5	9%
Restricted share-based award compensation expense	15.2	12.3	2.9	24%
Total salaries, incentive compensation and benefits	106.8	96.4	10.4	11%
Pre-offering related compensation - share-based awards	—	6.4	(6.4)	(100)%
Total compensation and benefits	$106.8	$102.8	$4.0	4%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $4.9 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue.
Restricted share-based award compensation expense increased $2.9 million primarily as a result of our February 2018 grant of 1,510,570 restricted stock awards and 1,250 restricted stock units of Class A common stock to certain of our employees. Total compensation expense associated with the 2018 grants is expected to be approximately $59.4 million over the recognition period.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $6.4 million as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 50% and 49% of our revenues for the three months ended June 30, 2018, and 2017, respectively.
Non-Operating Income (Loss)
Non-operating income (loss) for the three months ended June 30, 2018 includes $2.9 million of income related to investment gains of consolidated investment products and $0.3 million of income related to investment gains on unconsolidated investment products.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2018 was 15.1%. The decrease in effective income tax rate from 23.4% for the three months ended June 30, 2017 was primarily due to Tax Reform, which reduced the U.S. federal corporate tax rate from 35% to 21%. The 2018 effective tax rate was also lower than 2017 due to pre-IPO share-based compensation expenses incurred in 2017 that were not deductible for tax purposes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 33% and 38% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended June 30, 2018 and 2017, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate in both periods was also lower than the statutory rate due to dividends paid on unvested share-based awards.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, as a result of the 2018 Follow-On Offering, Holdings Common Unit Exchanges, and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Six months ended June 30, 2018, Compared to Six months ended June 30, 2017

	For the Six Months Ended June 30,		Period-to-Period
	2018	2017	$	%
Statements of operations data:	(unaudited; in millions, except per share data)
Revenues	$424.3	$380.3	$44.0	12%
Operating Expenses
Total compensation and benefits	212.0	202.4	9.6	5%
Other operating expenses	53.4	53.4	—	—%
Total operating expenses	265.4	255.8	9.6	4%
Total operating income	158.9	124.5	34.4	28%
Non-operating income (loss)
Interest expense	(5.6)	(5.8)	0.2	3%
Other non-operating income	10.3	0.4	9.9	2,475%
Total non-operating income (loss)	4.7	(5.4)	10.1	187%
Income before income taxes	163.6	119.1	44.5	37%
Provision for income taxes	24.3	27.7	(3.4)	(12)%
Net income before noncontrolling interests	139.3	91.4	47.9	52%
Less: Noncontrolling interests - Artisan Partners Holdings	49.3	45.0	4.3	10%
Less: Noncontrolling interests - consolidated investment products	6.7	—	6.7	100%
Net income attributable to Artisan Partners Asset Management Inc.	$83.3	$46.4	$36.9	80%
Per Share Data
Basic and diluted earnings per share - Class A common shares	$1.48	$0.86
Weighted average shares of Class A common stock outstanding	48,205,418	43,142,011
Revenues
The increase in revenues of $44.0 million, or 12%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was driven primarily by a $12.8 billion, or 12%, increase in our average assets under management. Performance fee revenue was $2.3 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The weighted average investment management fee was 73.2 basis points for the six months ended June 30, 2018 compared to 73.5 basis points for the six months ended June 30, 2017. The fee rate decreased due to the negative impact of the shift in the mix of our assets under management between vehicles and lower fee rates on certain separate accounts, partially offset by the positive impact of higher performance fees recognized in the current year.
The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2018	2017	2018	2017
	(unaudited; dollars in millions)
Investment management fees	$156.5	$139.0	$267.8	$241.3
Weighted average fee	54.2 basis points	54.4 basis points	92.1 basis points	92.1 basis points
Percentage of ending AUM	50%	50%	50%	50%

Operating Expenses
The increase in total operating expenses of $9.6 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was a result of higher incentive compensation expense due to increased revenues and increased post-IPO equity compensation expense. These increases were partially offset by the completed amortization of pre-offering related equity compensation expense in 2017.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$183.0	$165.6	$17.4	11%
Restricted share-based award compensation expense	29.0	24.1	4.9	20%
Total salaries, incentive compensation and benefits	212.0	189.7	22.3	12%
Pre-offering related compensation - share-based awards	—	12.7	(12.7)	(100)%
Total compensation and benefits	$212.0	$202.4	$9.6	5%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by a $13.3 million increase in incentive compensation paid to our investment and marketing professionals as a result of higher investment management fee revenue. The remaining increase is primarily due to costs associated with an increase in the number of employees.
Restricted share-based award compensation expense increased $4.9 million primarily as a result of restricted share-based awards granted in January 2017 and February 2018.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $12.7 million, as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 50% of our revenues for the six months ended June 30, 2018, and 2017.
Non-Operating Income (Loss)
Non-operating income (loss) for the six months ended June 30, 2018 includes $9.2 million of income related to investment gains of consolidated investment products and $0.6 million of income related to investment gains on unconsolidated investment products.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the six months ended June 30, 2018 was 14.8%. The decrease in effective income tax rate from 23.3% for the six months ended June 30, 2017 was primarily due to Tax Reform, which reduced the U.S. federal corporate tax rate from 35% to 21%. The 2018 effective tax rate was also lower than 2017 due to pre-IPO share-based compensation expenses incurred in 2017 that were not deductible for tax purposes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 33% and 38% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the six months ended June 30, 2018 and 2017, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate in both periods was also lower than the statutory rate due to dividends paid on unvested share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, as a result of stock offerings, unit exchanges, and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), and (3) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 23.5% and 37.0% for the 2018 and 2017 periods, respectively.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$42.0	$26.6	$83.3	$46.4
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	23.2	22.2	49.3	45.0
Add back: Provision for income taxes	12.1	15.0	24.3	27.7
Add back: Pre-offering related compensation - share-based awards	—	6.4	—	12.7
Add back: Net (gain) loss on the tax receivable agreements	—	—	—	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(0.8)	—	(2.8)	—
Less: Adjusted provision for income taxes	17.9	25.9	36.2	48.7
Adjusted net income (Non-GAAP)	$58.6	$44.3	$117.9	$83.1

Average shares outstanding
Class A common shares	49.0	45.2	48.2	43.1
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.2	4.5	4.9	4.2
Artisan Partners Holdings units outstanding (noncontrolling interest)	23.0	26.1	23.8	28.2
Adjusted shares	77.2	75.8	76.9	75.5

Basic and diluted earnings per share (GAAP)	$0.72	$0.45	$1.48	$0.86
Adjusted net income per adjusted share (Non-GAAP)	$0.76	$0.58	$1.53	$1.10

Operating income (GAAP)	$78.9	$66.5	$158.9	$124.5
Add back: Pre-offering related compensation - share-based awards	—	6.4	—	12.7
Adjusted operating income (Non-GAAP)	$78.9	$72.9	$158.9	$137.2

Operating margin (GAAP)	37.2%	33.9%	37.4%	32.7%
Adjusted operating margin (Non-GAAP)	37.2%	37.1%	37.4%	36.1%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$42.0	$26.6	$83.3	$46.4
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	23.2	22.2	49.3	45.0
Add back: Pre-offering related compensation - share-based awards	—	6.4	—	12.7
Add back: Net (gain) loss on the tax receivable agreements	—	—	—	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(0.8)	—	(2.8)	—
Add back: Interest expense	2.8	2.9	5.6	5.8
Add back: Provision for income taxes	12.1	15.0	24.3	27.7
Add back: Depreciation and amortization	1.3	1.2	2.5	2.5
Adjusted EBITDA (Non-GAAP)	$80.6	$74.3	$162.2	$140.1

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
	(unaudited; in millions)
Cash and cash equivalents	$190.4	$137.3
Accounts receivable	$76.8	$76.7
Seed investments(1)	$48.0	$40.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments includes investment securities in unconsolidated sponsored investment entities, as well as Artisan’s direct equity investments in consolidated investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2018, none of our receivables were considered uncollectable.
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
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100.0 million revolving credit facility was unused as of and for the six months ended June 30, 2018.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2018.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2018 and 2017, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$33.1	$38.2	$55.8	$54.8
Holdings Partnership Distributions to APAM	$67.3	$61.9	$112.9	$83.5
Total Holdings Partnership Distributions	$100.4	$100.1	$168.7	$138.3
On July 25, 2018, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $30.5 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three and six months ended June 30, 2018 and 2017:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Quarterly	Class A Common	$0.60	$0.60	$1.20	$1.20
Special Annual	Class A Common	$—	$—	$0.79	$0.36
On July 25, 2018, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on August 31, 2018 to shareholders of record as of August 17, 2018.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend during 2018. After the end of the year, our board will consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all. Our management and board are considering changes to our dividend policy, including consideration of a variable quarterly dividend.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $377.5 million liability as of June 30, 2018. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates would be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We expect to make payments of approximately $36 million in 2018 related to the TRAs, $27.3 million of which we paid on April 17, 2018. We expect to make payments of approximately $25 million in 2019 related to the TRAs. The decrease in projected 2019 TRA payments compared to 2018 is primarily due to the decrease in the U.S. federal corporate tax rate as a result of Tax Reform.

Cash Flows

	For the Six Months Ended June 30,
	2018	2017
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$159.8	$157.4
Net cash provided by operating activities	241.0	196.5
Net cash provided by (used in) investing activities	(2.8)	0.8
Net cash used in financing activities	(160.4)	(136.7)
Cash, cash equivalents and restricted cash as of June 30	$237.6	$218.0
Net cash provided by operating activities increased $44.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increased revenues and operating income resulting from an increase in average assets under management, in addition to timing differences in working capital accounts. For the six months ended June 30, 2018, compared to the six months ended June 30, 2017, our operating income, excluding share-based and pre-offering related compensation expenses, increased $26.5 million. Timing differences in working capital accounts increased operating cash flows by $20.2 million for the comparative periods, primarily due to the timing of executive bonus payments.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Net cash used in investment activities increased $3.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a $3.1 million decrease in net proceeds from the sale of investment securities.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities increased $23.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a $32.0 million increase in dividends paid to holders of our Class A common stock partially offset by a $14.6 million increase in contributions from non-controlling interests in our consolidated investment products.
Certain Contractual Obligations
As of June 30, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 21, 2018, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $385.4 million at December 31, 2017 to $377.5 million at June 30, 2018. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make payments of approximately $36 million in 2018 related to the TRAs, $27.3 million of which we paid on April 17, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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

For separate account clients other than U.S.-registered mutual funds and UCITS, our fees may be based, at the client’s option, on the values of the securities in the portfolios we manage as determined by the client (or its custodian or other service provider) or by us in accordance with valuation procedures we have adopted. The valuation procedures we have adopted generally use closing market prices in the markets in which the securities trade, without adjustment for subsequent events except in unusual circumstances. We believe that our fees based on valuations determined under our procedures are not materially different from the fees we receive that are based on valuations determined by clients, their custodians or other service providers.

With the exception of the assets managed by our Credit team (which represented approximately 2.7% of our assets under management at June 30, 2018), the portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested principally in publicly-traded equity securities for which public market values are readily available, with a portion of each portfolio held in cash or cash-like instruments.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended June 30, 2018, 905,257 shares of Class B common stock were canceled, and 905,257 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2018 and 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: August 1, 2018
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)