Form 10-Q
period 2018-09-30
Artisan Partners Asset Management Inc.
filed 2018-10-31
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 26, 2018 were 54,019,493, 8,695,249 and 14,228,130, respectively.

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

i

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

ii

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements
ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Condensed Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amount)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$211,431	$137,286
Accounts receivable	76,820	76,693
Investment securities	18,204	4,978
Property and equipment, net	25,562	21,025
Deferred tax assets	433,975	429,212
Restricted cash	629	629
Prepaid expenses and other assets	13,330	13,364
Assets of consolidated investment products
Cash and cash equivalents	15,543	21,881
Accounts receivable and other	15,760	16,768
Investment assets, at fair value	65,048	115,319
Total assets	$876,302	$837,155

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$23,381	$23,019
Accrued incentive compensation	82,456	2,911
Borrowings	199,255	199,129
Amounts payable under tax receivable agreements	368,986	385,413
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	12,970	8,180
Investment liabilities, at fair value	21,685	47,857
Total liabilities	708,733	666,509
Commitments and contingencies
Redeemable noncontrolling interests	30,681	62,581
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 54,019,493 and 50,463,126 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	540	505
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 8,695,249 and 11,922,192 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	87	119
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 14,228,130 and 13,184,527 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	142	132
Additional paid-in capital	90,609	147,910
Retained earnings (deficit)	38,678	(37,870)
Accumulated other comprehensive income (loss)	(1,624)	(873)
Total Artisan Partners Asset Management Inc. stockholders’ equity	128,432	109,923
Noncontrolling interest - Artisan Partners Holdings	8,456	(1,858)
Total stockholders’ equity	136,888	108,065
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$876,302	$837,155
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Management fees	$212,738	$204,540	$634,733	$584,565
Performance fees	50	16	2,359	338
Total revenues	$212,788	$204,556	$637,092	$584,903
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	102,741	98,525	314,709	288,200
Pre-offering related compensation - share-based awards	—	—	—	12,678
Total compensation and benefits	102,741	98,525	314,709	300,878
Distribution, servicing and marketing	6,566	7,603	20,422	22,269
Occupancy	5,337	3,579	13,564	10,745
Communication and technology	9,556	8,180	27,182	25,204
General and administrative	6,751	6,039	20,515	20,642
Total operating expenses	130,951	123,926	396,392	379,738
Total operating income	81,837	80,630	240,700	205,165
Non-operating income (expense)
Interest expense	(2,823)	(2,870)	(8,445)	(8,671)
Net investment gain (loss) of consolidated investment products	238	1,549	9,464	1,567
Net investment income	1,386	178	2,500	504
Net gain (loss) on the tax receivable agreements	251	501	251	501
Total non-operating income (expense)	(948)	(642)	3,770	(6,099)
Income before income taxes	80,889	79,988	244,470	199,066
Provision for income taxes	14,172	21,479	38,444	49,169
Net income before noncontrolling interests	66,717	58,509	206,026	149,897
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24,021	27,234	73,380	72,191
Less: Net income attributable to noncontrolling interests - consolidated investment products	178	610	6,848	614
Net income attributable to Artisan Partners Asset Management Inc.	$42,518	$30,665	$125,798	$77,092

Basic and diluted earnings per share	$0.77	$0.61	$2.27	$1.48
Basic and diluted weighted average number of common shares outstanding	49,399,553	45,890,291	48,607,837	44,068,172
Dividends declared per Class A common share	$0.60	$0.60	$2.59	$2.16

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income before noncontrolling interests	$66,717	$58,509	$206,026	$149,897
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $0, $113, $0, and $144, respectively	—	345	—	521
Less: reclassification adjustment for gain (loss) included in net income	—	—	—	93
Net unrealized gain (loss) on investment securities	—	345	—	428
Foreign currency translation gain (loss)	(208)	422	(618)	1,151
Total other comprehensive income (loss)	(208)	767	(618)	1,579
Comprehensive income	66,509	59,276	205,408	151,476
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	23,961	27,540	73,254	73,046
Comprehensive income attributable to noncontrolling interests - consolidated investment products	178	610	6,848	614
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$42,370	$31,126	$125,306	$77,816

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2018	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	$62,581
Net income	—	—	—	—	125,798	—	73,380	199,178	6,848
Other comprehensive income - foreign currency translation	—	—	—	—	—	(447)	(171)	(618)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,758)	—	(44)	3,802	—	—
Amortization of equity-based compensation	—	—	—	29,701	—	—	12,625	42,326	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,199	—	—	—	4,199	—
Issuance of Class A common stock, net of issuance costs	6	—	—	21,284	—	—	—	21,290	—
Forfeitures and employee/partner terminations	5	(20)	15	—	—	—	—	—	—
Issuance of restricted stock awards	15	—	—	(15)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(1,742)	—	—	(820)	(2,564)	—
Exchange of subsidiary equity	11	(6)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital contributions, net	—	—	—	—	—	—	—	—	40,883
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(79,631)
Distributions	—	—	—	—	—	—	(78,418)	(78,418)	—
Dividends	—	—	—	(85,498)	(49,608)	—	(84)	(135,190)	—
Balance at September 30, 2018	$540	$87	$142	$90,609	$38,678	$(1,624)	$8,456	$136,888	$30,681

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2017	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714	—
Net income	—	—	—	—	77,092	—	72,191	149,283	614
Other comprehensive income - foreign currency translation	—	—	—	—	—	746	405	1,151	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	240	192	432	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—		—	(5,624)	—	(261)	5,881	(4)	—
Amortization of equity-based compensation	—		—	31,758	—	—	18,512	50,270	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—		—	22,467	—	—	—	22,467	—
Issuance of Class A common stock, net of issuance costs	56		—	161,986	—	—	—	162,042	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	13		—	(13)	—	—	—	—	—
Employee net share settlement	—		—	(891)	—	—	(586)	(1,477)	—
Exchange of subsidiary equity	10	(7)	(3)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)	—
Capital Contributions, net	—	—	—	—	—	—	—	—	14,655
Distributions	—		—	—	—	—	(81,869)	(81,869)	—
Dividends	—		—	(30,053)	(70,587)	—	(83)	(100,723)	—
Balance at September 30, 2017	$500	$123	$133	$136,413	$19,900	$(923)	$646	$156,792	$15,269
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income before noncontrolling interests	$206,026	$149,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,257	3,859
Deferred income taxes	19,468	29,585
Unrealized net investment income	(1,592)	(93)
Net (gain) loss on the tax receivable agreements	(251)	(501)
Loss on disposal of property and equipment	11	20
Amortization of debt issuance costs	343	336
Share-based compensation	42,326	50,270
Net investment (gain) loss of consolidated investment products	(9,464)	(1,567)
Purchase of investments by consolidated investment products	(602,736)	(51,546)
Proceeds from sale of investments by consolidated investment products	579,599	28,596
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(126)	(13,934)
Prepaid expenses and other assets	(883)	1,127
Accounts payable and accrued expenses	78,506	63,959
Class B liability awards	—	(506)
Deferred lease obligations	1,522	1,731
Net change in operating assets and liabilities of consolidated investment products	11,241	7,509
Net cash provided by operating activities	328,247	268,742
Cash flows from investing activities
Acquisition of property and equipment	(1,598)	(1,312)
Leasehold improvements	(7,267)	(3,037)
Proceeds from sale of investment securities	—	6,382
Purchase of investment securities	(250)	(5,250)
Net cash used in investing activities	(9,115)	(3,217)

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows, continued (U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities
Partnership distributions	(78,418)	(81,869)
Dividends paid	(135,190)	(100,723)
Payment of debt issuance costs	—	(611)
Proceeds from issuance of notes payable	—	60,000
Principal payments on notes payable	—	(60,000)
Payment under the tax receivable agreements	(36,111)	(30,234)
Net proceeds from issuance of common stock	21,478	162,494
Payment of costs directly associated with the issuance of Class A common stock	(166)	(294)
Purchase of equity and subsidiary equity	(21,478)	(162,494)
Taxes paid related to employee net share settlement	(2,564)	(1,477)
Capital contributions to consolidated investment products, net	40,883	14,655
Net cash used in financing activities	(211,566)	(200,553)
Net increase (decrease) in cash and cash equivalents	107,566	64,972
Net cash impact of deconsolidation of CIPs	(39,759)	—
Cash, cash equivalents and restricted cash
Beginning of period	159,796	157,406
End of period	$227,603	$222,378

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$211,431	$202,636
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	15,543	19,113
Cash, cash equivalents and restricted cash	$227,603	$222,378

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$24,123	$133,544
Establishment of amounts payable under tax receivable agreements	19,683	111,077

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2018, APAM held approximately 70% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC (“AIGP”), controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to separate accounts, including privately offered funds, and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”) and Artisan Partners Global Funds plc (“Artisan Global Funds”). Artisan Funds are a series of open-end, diversified mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS.
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

Holdings Unit Exchanges
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the nine months ended September 30, 2018:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 1, 2018	958,288	499,222	449,066	10,000
Common units exchanged on April 2, 2018	452,628	—	—	452,628
Common units exchanged on May 9, 2018	62,000	—	57,000	5,000
Common units exchanged on August 8, 2018	66,000	—	50,000	16,000
Total Units Exchanged	1,538,916	499,222	556,066	483,628

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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan sponsored private funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of September 30, 2018, Artisan has a controlling financial interest in three sub-funds of Artisan Global Funds and certain privately offered funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in its Consolidated Financial Statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.

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
The application of ASU 2014-09 had no impact on the Consolidated Statement of Financial Condition as of September 30, 2018, as compared to the previous revenue recognition standard. The application of the new principal versus agent guidance resulted in presentation changes whereby certain costs are now reported on a gross basis, when the Company is acting as principal, and reported on a net basis, when the Company is acting as an agent. The new standard requires the entire amount of fee waivers and expense reimbursements to be presented net against revenue, which resulted in a $16 thousand decrease in management fee revenue and a corresponding $16 thousand decrease in general and administrative expenses within the Consolidated Statements of Operations for the nine months ended September 30, 2018. Applying ASU 2014-09 had no impact on operating income or net income, as compared to applying the previous revenue recognition standard. Artisan did not apply any of the practical expedients in ASU 2014-09.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The Company adopted ASU 2016-01 as of January 1, 2018, utilizing the modified retrospective method. Upon adoption, the Company made a cumulative-effect adjustment to the Company’s Consolidated Statements of Financial Condition, which resulted in a $0.4 million decrease to accumulated other comprehensive income (loss) and a corresponding $0.4 million increase to retained earnings (deficit). The application of ASU 2016-01 results in the recognition of the Company’s unrealized gains (losses) on investment securities through net income. The Company recognized $1.6 million of unrealized gains in net income for the nine months ended September 30, 2018.
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
Accounting standards not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides an optional transition method related to implementing the new lease standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard on January 1, 2019, using the optional transition method. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements. The standard is expected to result in a significant increase in total assets and total liabilities, but will not have a significant impact on the Consolidated Statements of Operations.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The Company currently expenses implementation costs in hosting arrangement as the costs are incurred. The new guidance will be effective on January 1, 2020. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”. The table below includes details of the Company’s investment securities:

	September 30, 2018	December 31, 2017
Investments in equity securities	$6,263	$4,978
Investments in equity securities accounted for under the equity method	11,941	—
Total investment securities	$18,204	$4,978

Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan sponsored private funds. As of January 1, 2018, the Company adopted ASU 2016-01, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income.
The table below presents the Company’s gains and losses that relate to seed investments for the specified periods:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2018
Net gains (losses) recognized on investment securities	$967	$1,592
Less: Net realized gains (losses) recognized on investment securities sold during the period	$—	$—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$967	$1,592

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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2018 and December 31, 2017:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2018
Assets
Money market funds	$87,364	$—	$87,364	$—	$—
Equity securities	18,204	11,941	6,263	—	—

December 31, 2017
Assets
Money market funds	$26,727	$—	$26,727	$—	$—
Equity securities	4,978	—	4,978	—	—

Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, open-end mutual funds and UCITS funds. Equity securities without a fair value level consist of investments in sponsored private funds, which are measured at the underlying funds’ net asset value (“NAV”), using the ASC 820 practical expedient. The NAV is provided by the fund and is derived from the fair values of the underlying investments as of the reporting date. Cash maintained in demand deposit accounts is excluded from the table above.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2018 and December 31, 2017:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Total borrowings		$200,000

The fair value of borrowings was approximately $201.8 million as of September 30, 2018. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.7 million for the three months ended September 30, 2018 and 2017, and $8.0 million and $8.2 million for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of September 30, 2018, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and certain Artisan sponsored private funds related to one investment strategy for which it serves as investment manager. As of September 30, 2018, Artisan’s direct equity investment in the consolidated investment products was $31.0 million.
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
Management fees and incentive allocations earned from CIPs are eliminated from revenue upon consolidation. See Note 15, “Related Party Transactions” for additional information on management fees and incentive allocations earned from CIPs.
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
During the three months ended September 30, 2018, the Company determined that it no longer has a controlling financial interest in one private fund as a result of third party capital contributions to the fund. As a result, the VIE was deconsolidated and the following assets, liabilities and noncontrolling interest balances were removed from the Company’s Consolidated Statements of Financial Condition:

As of July 1, 2018
Assets of consolidated investment products
Cash and cash equivalents	$39,759
Accounts receivable and other	1,340
Investment assets, at fair value	85,626
Less: Amounts reclassified to investment securities	(11,381)
Total assets	$115,344

Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	$6,385
Investment liabilities, at fair value	29,328
Total liabilities	$35,713

Redeemable noncontrolling interests	$79,631

Total liabilities and equity	$115,344

There was no net impact to the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 from the deconsolidation of the private fund. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s direct equity investment was reclassified from investment assets of consolidated investment products to investment securities. The direct equity investment in the private fund was $11.9 million as of September 30, 2018, which is accounted for under the equity method of accounting since Artisan retains significant influence over the fund.

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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2018 and December 31, 2017:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2018
Assets
Money market funds	$9,693	$9,693	$—	$—
Equity securities - long position	7,435	7,435	—	—
Fixed income instruments - long position	57,137	—	56,312	825
Derivative assets	476	—	476	—

Liabilities
Equity securities - short position	$232	$232	$—	$—
Fixed income instruments - short position	21,236	—	21,236	—
Derivative liabilities	217	—	217	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets
Money market funds	$21,881	$21,881	$—	$—
Equity securities - long position	69,044	69,044	—	—
Fixed income instruments - long position	45,758	—	45,758	—
Derivative assets	343	303	40	—

Liabilities
Equity securities - short position	$29,199	$29,199	$—	$—
Fixed income instruments - short position	18,513	—	18,513	—
Derivative liabilities	145	45	100	—
CIP balances included in the Company’s Consolidated Statements of Financial Condition were as follows:

	September 30, 2018	December 31, 2017
Net CIP assets included in the table above	$53,056	$89,169
Net CIP assets not included in the table above	8,640	8,762
Net CIP assets	61,696	97,931
Less: redeemable noncontrolling interest	30,681	62,581
Artisan’s direct equity investment in CIPs	$31,015	$35,350

Note 7. Noncontrolling interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2018, APAM held approximately 70% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2018, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2017	50,463,126	25,106,719	75,569,845	67%
2018 Follow-On Offering	644,424	(644,424)	—	1%
Holdings Common Unit Exchanges	1,538,916	(1,538,916)	—	2%
Issuance of APAM Restricted Shares (1)	1,517,724	—	1,517,724	—%
Restricted Share Award Net Share Settlement (1)	(77,442)	—	(77,442)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(67,255)	—	(67,255)	—%
Balance at September 30, 2018	54,019,493	22,923,379	76,942,872	70%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Nine Months Ended September 30,
	2018	2017
Additional paid-in capital	$(3,758)	$(5,624)
Noncontrolling interest - Artisan Partners Holdings	3,802	5,881
Accumulated other comprehensive income (loss)	(44)	(257)
Net impact to financial condition	—	—

In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.7 million for the nine months ended September 30, 2018 and $2.9 million for the nine months ended September 30, 2017.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
As of September 30, 2018 and December 31, 2017, APAM had the following authorized and outstanding equity:

		Outstanding
	Authorized	September 30, 2018	December 31, 2017	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	54,019,493	50,463,126	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	8,695,249	11,922,192	1 vote per share(2)	None
Class C, par value $0.01 per share	400,000,000	14,228,130	13,184,527	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2018, Artisan’s employees held 4,575,332 restricted shares of Class A common stock subject to the agreement and all 8,695,249 outstanding shares of Class B common stock.

(2) On February 9, 2018, the Class B common shares changed from five votes per share to one vote per share.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2018 and 2017:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Quarterly	Class A Common	$0.60	$0.60	$1.80	$1.80
Special Annual	Class A Common	$—	$—	$0.79	$0.36

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2018:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2017	75,569,845	50,463,126	11,922,192	13,184,527
2018 Follow-On Offering	—	644,424	(644,424)	—
Holdings Common Unit Exchanges	—	1,538,916	(556,066)	(982,850)
Restricted Share Award Grants	1,517,724	1,517,724	—	—
Restricted Share Award Net Share Settlement	(77,442)	(77,442)	—	—
Employee/Partner Terminations	(67,255)	(67,255)	(2,026,453)	2,026,453
Balance at September 30, 2018	76,942,872	54,019,493	8,695,249	14,228,130
(1) There were 246,581 and 218,089 restricted stock units outstanding at September 30, 2018 and December 31, 2017, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2018 and 2017, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Holdings Partnership Distributions to Limited Partners	$22,674	$27,101	$78,418	$81,869
Holdings Partnership Distributions to APAM	49,839	50,065	162,748	133,609
Total Holdings Partnership Distributions	$72,513	$77,166	$241,166	$215,478

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

Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees
Artisan Funds	$125,392	$121,004	$375,730	$347,778
Artisan Global Funds	9,090	7,672	26,554	22,187
Separate accounts(1)	78,256	75,864	232,449	214,600
Performance fees
Separate accounts(1)	50	16	2,359	338
Total revenues	$212,788	$204,556	$637,092	$584,903
(1) Separate account revenue consists of management fees and performance fees from vehicles other than Artisan Funds or Artisan Global Funds. Separate account revenue includes fees earned from traditional separate accounts and privately offered funds, as well as fees earned from Artisan-branded collective investment trusts and funds (both public and private) that Artisan sub-advises. All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table.

The following table presents the balances of receivables related to contracts with customers:

	As of September 30, 2018	As of December 31, 2017
Customer
Artisan Funds	$—	$4
Artisan Global Funds	2,484	5,105
Separate accounts	68,538	68,019
Total receivables from contracts with customers	$71,022	$73,128
Non-customer receivables	5,798	3,565
Accounts receivable	$76,820	$76,693

Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds makes payments on the same day the invoice is received and Artisan Global Funds generally makes payments in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing.
Artisan had no other contract assets or liabilities from contracts with customers as of September 30, 2018 or December 31, 2017.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Salaries, incentive compensation and benefits (1)	$90,097	$86,019	$273,057	$251,563
Restricted share-based award compensation expense	12,644	12,506	41,652	36,637
Total salaries, incentive compensation and benefits	102,741	98,525	314,709	288,200
Pre-offering related compensation - share-based awards	—	—	—	12,678
Total compensation and benefits	$102,741	$98,525	$314,709	$300,878
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
Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 6,546,999 shares of Class A common stock were reserved and available for issuance under the Plan as of September 30, 2018.
During the nine months ended September 30, 2018, Artisan granted 1,517,724 restricted stock awards and 1,250 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2018 grants is expected to be approximately $59.4 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur. The following table summarizes the restricted share-based award activity for the nine months ended September 30, 2018:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2018	$38.79	4,013,986
Granted	39.32	1,518,974
Forfeited	36.09	(67,255)
Vested	44.50	(787,248)
Unvested at September 30, 2018	$38.04	4,678,457

The unrecognized compensation expense for the unvested awards as of September 30, 2018 was $113.8 million with a weighted average recognition period of 3.5 years remaining.
During the nine months ended September 30, 2018, the Company withheld a total of 77,442 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $2.6 million in employee tax withholding obligations related to these settlements during the nine months ended September 30, 2018. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Pre-offering related compensation - share-based awards
Prior to the IPO, Holdings granted Class B share-based awards to certain employees. These awards vested over a period of five years and became fully vested on July 1, 2017.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2018, approximately 33% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, the U.S. federal corporate tax rate decreased from 35% to 21%, which was the largest driver of lowering APAM’s effective tax rate from 24.7% for nine months ended September 30, 2017 to 15.7% for the nine months ended September 30, 2018.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Current:
Federal	$6,823	$9,365	$15,561	$17,223
State and local	1,453	1,023	3,048	2,024
Foreign	135	110	367	337
Total	8,411	10,498	18,976	19,584
Deferred:
Federal	5,148	10,388	17,397	27,986
State and local	613	593	2,071	1,599
Total	5,761	10,981	19,468	29,585
Income tax expense	$14,172	$21,479	$38,444	$49,169

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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2018 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2017	$410,690	$385,413
2018 Follow-On Offering	7,687	6,534
2018 Holdings Common Unit Exchanges	15,766	13,401
Amortization	(22,331)	—
Payments under TRA	—	(36,111)
Change in estimate	(10)	(251)
September 30, 2018	$411,802	$368,986

Net deferred tax assets comprise the following:

	As of September 30, 2018	As of December 31, 2017
Deferred tax assets:
Amortizable basis (1)	$411,802	$410,690
Other (2)	22,173	18,522
Total deferred tax assets	433,975	429,212
Less: valuation allowance (3)	—	—
Net deferred tax assets	$433,975	$429,212
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of September 30, 2018 and December 31, 2017.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2018, U.S. federal income tax returns for the years 2015 through 2017 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2014 to 2017. Foreign tax returns are generally subject to examination from 2014 to 2017.
Note 12. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of September 30, 2018	As of December 31, 2017
Unrealized gain on investments, net of tax	$—	$259
Foreign currency translation gain (loss)	(1,624)	(1,132)
Accumulated Other Comprehensive Income (Loss)	$(1,624)	$(873)
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
The computation of basic and diluted earnings per share under the two-class method for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2018	2017	2018	2017
Numerator:
Net income attributable to APAM	$42,518	$30,665	$125,798	$77,092
Less: Allocation to participating securities	4,628	2,654	15,475	12,086
Net income available to common stockholders	$37,890	$28,011	$110,323	$65,006
Denominator:
Weighted average shares outstanding	49,399,553	45,890,291	48,607,837	44,068,172
Earnings per share	$0.77	$0.61	$2.27	$1.48

Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three and nine months ended September 30, 2018 and 2017. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2018	2017	2018	2017
Holdings limited partnership units	22,951,357	25,715,238	23,505,920	27,318,732
Unvested restricted share-based awards	4,847,786	4,189,441	4,859,526	4,200,142
Total	27,799,143	29,904,679	28,365,446	31,518,874

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
Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2018	2017	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements)	$125,486	$121,004	$376,066	$347,778
Fee waivers / expense reimbursements	$94	$150	$336	$462

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
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2018	2017	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements)	$9,109	$7,672	$26,600	$22,187
Elimination of management fees from consolidated investment products(1)	(19)	—	(45)	—
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	9,090	7,672	26,555	22,187

Fee waivers / expense reimbursements	$146	$60	$287	$130
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(146)	—	(286)	—
Consolidated fee waivers / expense reimbursements	—	60	1	130
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

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
Fees for managing the privately offered funds and amounts reimbursed to the privately offered funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan sponsored private funds	2018	2017	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements)	$210	$3	$441	$3
Elimination of management fees from consolidated investment products(1)	(18)	(3)	(249)	(3)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	192	—	192	—

Fee waivers / expense reimbursements	$74	$82	$148	$115
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(74)	(82)	(148)	(115)
Consolidated fee waivers / expense reimbursements	—	—	—	—
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Note 16. Subsequent Events
Distributions and dividends
On October 25, 2018, APAM, acting as the general partner of Artisan Partners Holdings, declared a distribution by Artisan Partners Holdings of $23.4 million to holders of Artisan Partners Holdings partnership units, including APAM. On the same date, the board of directors of APAM declared a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on November 30, 2018, to shareholders of record as of November 16, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of September 30, 2018, our eight autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2018, approximately 80% of our assets under management were managed for clients and investors domiciled in the U.S. and 20% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
During the third quarter of 2018, our assets under management increased to $116.6 billion, an increase of $2.4 billion, or 2%, compared to $114.2 billion at June 30, 2018, as a result of $3.9 billion in market appreciation partially offset by $1.5 billion of net client cash outflows. Compared to September 30, 2017, assets under management increased $2.9 billion, or 3%, due to $7.8 billion in market appreciation, partially offset by $4.9 billion of net client cash outflows. Average assets under management for the September 2018 quarter was $116.2 billion, an increase of 4% from the average of $111.4 billion for the September 2017 quarter.
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
Revenues were $637.1 million for the nine months ended September 30, 2018, a 9% increase from revenues of $584.9 million for the nine months ended September 30, 2017. GAAP operating margin was 37.8% for the nine months ended September 30, 2018, compared to 35.1% for the nine months ended September 30, 2017. Adjusted operating margin was 37.8% for the nine months ended September 30, 2018, compared to 37.2% for the nine months ended September 30, 2017.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, the U.S. federal corporate tax rate decreased from 35% to 21%, which was the largest driver of lowering APAM’s effective tax rate from 24.7% for nine months ended September 30, 2017, to 15.7% for the nine months ended September 30, 2018. The estimated adjusted effective tax rate decreased from 37% to 23.5%.
Business highlights for the third quarter of 2018 included:

•	Our assets under management as of September 30, 2018 were $116.6 billion and average assets under management for the third quarter were $116.2 billion.

•
Our investment teams continue to generate strong absolute and relative investment returns for clients and investors. Thirteen of our 15 investment strategies with a publicly available mutual fund have outperformed their broad-based benchmarks since inception, net of fees.

•	We declared and paid dividends of $0.60 per share of Class A common stock.
The following occurred since September 30, 2018:

•
Effective October 1, 2018, each of the four Associate Portfolio Managers on the Global Value team were promoted to Co-Portfolio Managers. Concurrently, the Artisan Global Value team evolved into two distinct and autonomous investment teams— the International Value team led by David Samra and the Global Value team led by Daniel O’Keefe.

•
In October 2018, Rezo Kanovich joined Artisan as a managing director and portfolio manager on the Global Equity team. Effective October 15, 2018, Mr. Kanovich became sole portfolio manager of the Non-U.S. Small-Cap Growth strategy, including Artisan International Small Cap Fund. Concurrent with this change the strategy and fund re-opened to new investors.

•
Between September 30, 2018 and October 29, 2018, our AUM declined to approximately $104 billion, primarily due to a sharp decline in global equity markets. We have designed, and we operate, our firm and financial model with the expectation that markets will be volatile. As noted above, the majority of our expenses, including most of our investment team compensation, fluctuate automatically with changes in AUM and revenues. The variable expense model results in a more stable environment for our investment talent and helps us to remain focused on our long-term business objectives.

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
Our employees and other limited partners of Holdings held approximately 30% of the equity interests in Holdings as of September 30, 2018. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2018 Follow-On Offering and Holdings Unit Exchanges
On February 27, 2018, APAM completed an offering of 644,424 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 644,424 common units from certain limited partners of Holdings. In connection with the offering, APAM received 644,424 GP units of Holdings.
During the nine months ended September 30, 2018, certain limited partners of Holdings exchanged 1,538,916 common units (along with a corresponding number of shares of Class B or C common stock of APAM) for 1,538,916 shares of Class A common stock. In connection with the exchanges, APAM received 1,538,916 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 67% at December 31, 2017 to 70% at September 30, 2018, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
S&P 500 total returns	7.7%	4.5%	10.6%	14.2%
MSCI All Country World total returns	4.3%	5.2%	3.8%	17.3%
MSCI EAFE total returns	1.4%	5.4%	(1.4)%	20.0%
Russell Midcap® total returns	5.0%	3.5%	7.5%	11.7%
MSCI Emerging Markets Index	(1.1)%	7.9%	(7.7)%	27.8%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	2.4%	2.0%	2.5%	7.1%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	(unaudited; dollars in millions)
Assets under management at period end	$116,573		$113,688		$116,573		$113,688
Average assets under management (1)	$116,221		$111,372		$116,769		$106,622
Net client cash flows	$(1,545)		$(1,157)		$(2,487)		$(2,951)
Total revenues	$212.8		$204.6		$637.1		$584.9
Weighted average fee (2)	72.7	bps	72.9	bps	73.0	bps	73.3	bps
Operating margin	38.5%		39.4%		37.8%		35.1%
Adjusted operating margin (3)	38.5%		39.4%		37.8%		37.2%

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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products or strategies that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended September 30,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Beginning assets under management	$114,190	$109,405	$4,785	4.4%
Gross client cash inflows	3,642	3,660	(18)	(0.5)%
Gross client cash outflows	(5,187)	(4,817)	(370)	(7.7)%
Net client cash flows	(1,545)	(1,157)	(388)	(33.5)%
Market appreciation (depreciation) (1)	3,928	5,440	(1,512)	(27.8)%
Net transfers (2)	—	—	—	—%
Ending assets under management	$116,573	$113,688	$2,885	2.5%
Average assets under management	$116,221	$111,372	$4,849	4.4%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

	For the Nine Months Ended September 30,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Beginning assets under management	$115,494	$96,845	$18,649	19.3%
Gross client cash inflows	13,755	13,028	727	5.6%
Gross client cash outflows	(16,242)	(15,979)	(263)	(1.6)%
Net client cash flows	(2,487)	(2,951)	464	15.7%
Market appreciation (depreciation) (1)	3,566	19,794	(16,228)	(82.0)%
Net transfers (2)	—	—	—	—%
Ending assets under management	$116,573	$113,688	$2,885	2.5%
Average assets under management	$116,769	$106,622	$10,147	9.5%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Across the firm, we experienced total net outflows of $1.5 billion and $2.5 billion during the three and nine months ended September 30, 2018, respectively. Our U.S. Mid-Cap Growth, U.S. Mid-Cap Value, and Non-U.S. Growth strategies had net outflows of $604 million, $315 million and $920 million during the three months ended September 30, 2018, respectively, and net outflows of $2.5 billion, $985 million and $1.6 billion, during the nine months ended September 30, 2018, respectively. We anticipate that these trends will continue in the near term.
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
In November 2018 we expect the Artisan Funds will make their annual income and capital gains distributions. Based on our current estimates and assumptions, we expect this year’s distributions to result in approximately $850 million of net client cash outflows from investors who choose not to reinvest their dividends. In November 2017 those distributions resulted in approximately $510 million of net client cash outflows. In addition, the November 2018 distribution (estimates of which we expect Artisan Funds will disclose in advance of the record date) may cause increased mutual fund redemptions.
The table below sets forth the total assets under management for our investment teams and strategies as of September 30, 2018, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2018. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 11% of our assets under management at September 30, 2018, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$17,241	13.56%	17.98%	12.81%	13.97%	11.04%	583
MSCI All Country World Index			9.77%	13.38%	8.66%	8.18%	5.21%
Global Discovery Strategy	9/1/2017	$132	22.32%	—%	—%	—%	21.96%	1,102
MSCI All Country World Index			9.77%	—%	—%	—%	10.94%
U.S. Mid-Cap Growth Strategy	4/1/1997	$12,324	22.75%	15.05%	11.29%	14.59%	15.43%	491
Russell Midcap® Index			13.98%	14.50%	11.65%	12.30%	10.52%
Russell Midcap® Growth Index			21.10%	16.63%	12.99%	13.45%	9.58%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,092	36.45%	22.33%	14.14%	15.91%	11.40%	165
Russell 2000® Index			15.24%	17.10%	11.07%	11.11%	9.75%
Russell 2000® Growth Index			21.06%	17.96%	12.13%	12.65%	8.39%
Global Equity Team
Global Equity Strategy	4/1/2010	$1,543	18.36%	15.82%	11.33%	—%	13.40%	467
MSCI All Country World Index			9.77%	13.38%	8.66%	—%	8.73%
Non-U.S. Growth Strategy	1/1/1996	$25,753	5.81%	9.73%	5.27%	7.96%	10.24%	536
MSCI EAFE Index			2.74%	9.23%	4.41%	5.38%	4.88%
Non-U.S. Small-Cap Growth Strategy	1/1/2002	$606	10.46%	9.80%	6.42%	11.10%	13.40%	320
MSCI EAFE Small Cap Index			3.73%	12.38%	7.95%	9.67%	10.20%
U.S. Value Team
Value Equity Strategy	7/1/2005	$2,628	10.62%	18.02%	10.42%	10.93%	8.84%	(50)
Russell 1000® Index			17.76%	17.05%	13.66%	12.08%	9.34%
Russell 1000® Value Index			9.45%	13.54%	10.71%	9.78%	7.63%
U.S. Mid-Cap Value Strategy	4/1/1999	$5,736	9.72%	13.83%	8.19%	11.24%	13.22%	357
Russell Midcap® Index			13.98%	14.50%	11.65%	12.30%	9.65%
Russell Midcap® Value Index			8.81%	13.08%	10.71%	11.28%	9.96%
Global Value Team
Global Value Strategy	7/1/2007	$20,249	5.53%	13.39%	9.63%	12.13%	8.88%	426
MSCI All Country World Index			9.77%	13.38%	8.66%	8.18%	4.62%
Non-U.S. Value Strategy	7/1/2002	$21,189	(0.83)%	10.11%	6.72%	10.55%	12.13%	580
MSCI EAFE Index			2.74%	9.23%	4.41%	5.38%	6.33%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	$193	(1.29)%	17.23%	6.07%	5.52%	5.66%	40
MSCI Emerging Markets Index			(0.81)%	12.35%	3.61%	5.40%	5.26%
Credit Team
High Income Strategy	4/1/2014	$3,237	5.69%	9.76%	—%	—%	7.61%	293
ICE BofAML US High Yield Master II Total Return Index			2.94%	8.19%	—%	—%	4.68%
Developing World Team
Developing World Strategy	7/1/2015	$2,282	(8.73)%	13.08%	—%	—%	6.00%	121
MSCI Emerging Markets Index			(0.81)%	12.35%	—%	—%	4.79%
Thematic Team
Thematic Strategy	5/1/2017	$186	35.10%	—%	—%	—%	38.32%	2,083
S&P 500 Market Index (Total Return)			17.91%	—%	—%	—%	17.49%
Other Assets Under Management [2]		$182
Total Assets Under Management		$116,573
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

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Global Value	Emerging Markets	Credit	Developing World	Thematic	Total
September 30, 2018		(unaudited; in millions)
Beginning assets under management	$31,089	$28,064	$8,308	$40,767	$197	$3,072	$2,506	$187	$114,190
Gross client cash inflows	1,289	464	317	1,056	6	285	107	118	3,642
Gross client cash outflows	(1,549)	(1,451)	(515)	(1,338)	(5)	(134)	(190)	(5)	(5,187)
Net client cash flows	(260)	(987)	(198)	(282)	1	151	(83)	113	(1,545)
Market appreciation (depreciation)	1,960	825	254	953	(5)	68	(141)	14	3,928
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$32,789	$27,902	$8,364	$41,438	$193	$3,291	$2,282	$314	$116,573
Average assets under management	$32,098	$28,190	$8,475	$41,451	$195	$3,174	$2,390	$249	$116,221
September 30, 2017
Beginning assets under management	$29,881	$28,194	$8,692	$38,547	$277	$2,306	1,496	$12	$109,405
Gross client cash inflows	1,019	533	232	1,163	2	224	485	2	3,660
Gross client cash outflows	(1,310)	(1,527)	(552)	(1,262)	(2)	(114)	(49)	(1)	(4,817)
Net client cash flows	(291)	(994)	(320)	(99)	—	110	436	1	(1,157)
Market appreciation (depreciation)	1,055	1,633	303	2,231	25	57	134	2	5,440
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$30,645	$28,833	$8,675	$40,679	$302	$2,473	2,066	15	$113,688
Average assets under management	$30,236	$28,541	$8,660	$39,425	$293	$2,394	1,809	$14	$111,372
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

		By Investment Team
Nine Months Ended	Growth	Global Equity	U.S. Value	Global Value	Emerging Markets	Credit	Developing World	Thematic	Total
September 30, 2018		(unaudited; in millions)
Beginning assets under management	$30,628	$29,235	$8,765	$41,687	$282	$2,554	$2,253	$90	$115,494
Gross client cash inflows	3,873	2,554	852	4,305	23	1,205	733	210	13,755
Gross client cash outflows	(5,638)	(4,326)	(1,591)	(3,628)	(90)	(580)	(376)	(13)	(16,242)
Net client cash flows	(1,765)	(1,772)	(739)	677	(67)	625	357	197	(2,487)
Market appreciation (depreciation)	3,926	439	338	(926)	(22)	112	(328)	27	3,566
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$32,789	$27,902	$8,364	$41,438	$193	$3,291	$2,282	$314	$116,573
Average assets under management	$31,732	$28,885	$8,460	$41,932	$255	$2,874	$2,456	$175	$116,769
September 30, 2017
Beginning assets under management	$25,714	$25,510	$8,588	$33,940	$228	$1,878	987	$—	$96,845
Gross client cash inflows	3,644	2,357	1,348	3,849	9	921	886	14	13,028
Gross client cash outflows	(4,177)	(5,443)	(1,941)	(3,743)	(5)	(485)	(184)	(1)	(15,979)
Net client cash flows	(533)	(3,086)	(593)	106	4	436	702	13	(2,951)
Market appreciation (depreciation)	5,464	6,409	680	6,633	70	159	377	2	19,794
Net transfers(1)	—	—	—	—	—	—	—	—	—
Ending assets under management	$30,645	$28,833	$8,675	$40,679	$302	$2,473	2,066	15	$113,688
Average assets under management(2)	$28,809	$27,701	$8,732	$37,425	$269	$2,216	1,462	$13	$106,622
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
(2) For the Thematic team, average assets under management is for the period between April 24, 2017, when the team’s first strategy began operations, and September 30, 2017.
The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel:

	As of September 30, 2018(1)		As of September 30, 2017(1)
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$75,824	65.1%	$75,121	66.1%
Intermediary	35,817	30.7%	33,452	29.4%
Retail	4,932	4.2%	5,115	4.5%
Ending Assets Under Management	$116,573	100.0%	$113,688	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which makes up approximately 13% of our total assets under management as of September 30, 2018.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2018	(unaudited; in millions)
Beginning assets under management	$57,409	$56,781	$114,190
Gross client cash inflows	2,453	1,189	3,642
Gross client cash outflows	(3,657)	(1,530)	(5,187)
Net client cash flows	(1,204)	(341)	(1,545)
Market appreciation (depreciation)	1,711	2,217	3,928
Net transfers (1)	—	—	—
Ending assets under management	$57,916	$58,657	$116,573
Average assets under management	$58,149	$58,072	$116,221
September 30, 2017
Beginning assets under management	$54,588	$54,817	$109,405
Gross client cash inflows	2,948	712	3,660
Gross client cash outflows	(3,246)	(1,571)	(4,817)
Net client cash flows	(298)	(859)	(1,157)
Market appreciation (depreciation)	2,636	2,804	5,440
Net transfers (1)	(445)	445	—
Ending assets under management	$56,481	$57,207	$113,688
Average assets under management	$55,358	$56,014	$111,372
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2018	(unaudited; in millions)
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	10,076	3,679	13,755
Gross client cash outflows	(10,405)	(5,837)	(16,242)
Net client cash flows	(329)	(2,158)	(2,487)
Market appreciation (depreciation)	1,150	2,416	3,566
Net transfers (1)	(254)	254	—
Ending assets under management	$57,916	$58,657	$116,573
Average assets under management	$58,480	$58,289	$116,769
September 30, 2017
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	9,602	3,426	13,028
Gross client cash outflows	(11,663)	(4,316)	(15,979)
Net client cash flows	(2,061)	(890)	(2,951)
Market appreciation (depreciation)	9,703	10,091	19,794
Net transfers (1)	(528)	528	—
Ending assets under management	$56,481	$57,207	$113,688
Average assets under management	$53,678	$52,965	$106,622
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended September 30, 2018, Compared to Three months ended September 30, 2017

	For the Three Months Ended September 30,		For the Period-to-Period
	2018	2017	$	%
Statements of operations data:	(unaudited; in millions, except share data)
Revenues	$212.8	$204.6	$8.2	4%
Operating Expenses
Total compensation and benefits	102.7	98.5	4.2	4%
Other operating expenses	28.3	25.4	2.9	11%
Total operating expenses	131.0	123.9	7.1	6%
Total operating income	81.8	80.7	1.1	1%
Non-operating income (expense)
Interest expense	(2.9)	(2.9)	—	—%
Other non-operating income	2.0	2.2	(0.2)	(9)%
Total non-operating income (expense)	(0.9)	(0.7)	(0.2)	(29)%
Income before income taxes	80.9	80.0	0.9	1%
Provision for income taxes	14.2	21.5	(7.3)	(34)%
Net income before noncontrolling interests	66.7	58.5	8.2	14%
Less: Noncontrolling interests - Artisan Partners Holdings	24.0	27.2	(3.2)	(12)%
Less: Noncontrolling interests - consolidated investment products	0.2	0.6	(0.4)	(67)%
Net income attributable to Artisan Partners Asset Management Inc.	$42.5	$30.7	$11.8	38%
Share Data
Net income available to Class A common stock per basic and diluted share	$0.77	$0.61
Weighted average basic and diluted shares of Class A common stock outstanding	49,399,553	45,890,291
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
The increase in revenues of $8.2 million, or 4%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was driven primarily by a $4.8 billion, or 4%, increase in our average assets under management. The weighted average investment management fee was 72.7 basis points for the three months ended September 30, 2018 compared to 72.9 basis points for the three months ended September 30, 2017.
The following table sets forth the weighted average fee and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2018	2017	2018	2017
	(unaudited; dollars in millions)
Investment management fees	$78.3	$75.9	$134.5	$128.7
Weighted average fee	53.5 basis points	53.8 basis points	91.8 basis points	92.2 basis points
Percentage of ending AUM	50%	50%	50%	50%

Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
The increase in total operating expenses of $7.1 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily a result of higher compensation expense due to increased revenues, increases in salary and benefit costs, an increase in occupancy expense related to the investment team relocation and increased technology costs.
In October 2018, we invested in the talent and long-term growth potential of the Global Equity team. We onboarded an experienced and recognized leader to assume portfolio management responsibilities of the Non-U.S. Small-Cap Growth strategy, as well as two experienced analysts with whom the portfolio manager previously worked. We expect these investments will result in incremental expense of approximately $5 million in the fourth quarter of 2018. In future quarters, we expect the incremental expense to be approximately $1.2 million, net of the investment team revenue share generated by the Non-U.S. Small-Cap Growth strategy. As the Non-U.S. Small-Cap Growth strategy grows, the incremental net expense will decline.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$90.0	$86.0	$4.0	5%
Restricted share-based award compensation expense	12.7	12.5	0.2	2%
Total compensation and benefits	$102.7	$98.5	$4.2	4%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $2.4 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue.
Restricted share-based award compensation expense increased $0.2 million. The increase in expense resulting from the 2018 grant was almost entirely offset by the impact of the Company’s 2013 equity grants becoming fully amortized during the three months ended September 30, 2018. Restricted share-based award compensation expense is expected to be approximately $11 million in the December 2018 quarter.
Total salaries, incentive compensation and benefits was 48% of our revenues for the three months ended September 30, 2018, and 2017.
Other operating expenses
Other operating expenses increased $2.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increased occupancy and technology expenses. During the three months ended September 2018, we incurred approximately $1.5 million of incremental occupancy expense related to office relocations of several investment teams. The increased expense includes overlapping rent during the construction of the new facilities, accelerated depreciation expense, and accelerated expense for the remaining lease costs to be incurred for an exited location. Occupancy expense is expected to be approximately $5 million in the December 2018 quarter.
Non-Operating Income (Expense)
Non-operating income (expense) for the three months ended September 30, 2018 includes $0.3 million of income related to investment gains of consolidated investment products, compared to $1.6 million of such income for the three months ended September 30, 2017. Non-operating income (expense) for the three months ended September 30, 2018 also includes $1.4 million of income related to investment gains on unconsolidated investment products, compared to $0.1 million for the three months ended September 30, 2017.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2018 was 17.5%. The decrease in effective income tax rate from 26.9% for the three months ended September 30, 2017 was primarily due to Tax Reform, which reduced the U.S. federal corporate tax rate from 35% to 21%. The 2018 effective tax rate was also lower than 2017 due to pre-IPO share-based compensation expenses incurred in 2017 that were not deductible for tax purposes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 33% and 38% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2018 and 2017, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was negatively impacted in both periods due to higher tax expense related to the vesting of restricted share-based awards, net of dividends paid on unvested share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, as a result of the 2018 Follow-On Offering, Holdings Common Unit Exchanges, and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Nine months ended September 30, 2018, Compared to Nine months ended September 30, 2017

	For the Nine Months Ended September 30,		Period-to-Period
	2018	2017	$	%
Statements of operations data:	(unaudited; in millions, except share data)
Revenues	$637.1	$584.9	$52.2	9%
Operating Expenses
Total compensation and benefits	314.7	300.9	13.8	5%
Other operating expenses	81.7	78.8	2.9	4%
Total operating expenses	396.4	379.7	16.7	4%
Total operating income	240.7	205.2	35.5	17%
Non-operating income (expense)
Interest expense	(8.5)	(8.7)	0.2	2%
Other non-operating income	12.3	2.6	9.7	373%
Total non-operating income (expense)	3.8	(6.1)	9.9	162%
Income before income taxes	244.5	199.1	45.4	23%
Provision for income taxes	38.5	49.2	(10.7)	(22)%
Net income before noncontrolling interests	206.0	149.9	56.1	37%
Less: Noncontrolling interests - Artisan Partners Holdings	73.3	72.2	1.1	2%
Less: Noncontrolling interests - consolidated investment products	6.9	0.6	6.3	1,050%
Net income attributable to Artisan Partners Asset Management Inc.	$125.8	$77.1	$48.7	63%
Share Data
Basic and diluted earnings per share - Class A common shares	$2.27	$1.48
Weighted average shares of Class A common stock outstanding	48,607,837	44,068,172

Revenues
The increase in revenues of $52.2 million, or 9%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was driven primarily by a $10.1 billion, or 10%, increase in our average assets under management. The weighted average investment management fee was 73.0 basis points for the nine months ended September 30, 2018 compared to 73.3 basis points for the nine months ended September 30, 2017. The fee rate decreased due to the negative impact of the shift in the mix of our assets under management between investment vehicles and lower fee rates earned on certain separate accounts, partially offset by the positive impact of higher performance fees recognized in the current year. Performance fee revenue was $2.4 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.
The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2018	2017	2018	2017
	(unaudited; dollars in millions)
Investment management fees	$234.8	$214.9	$402.3	$370.0
Weighted average fee	53.9 basis points	54.2 basis points	92.0 basis points	92.1 basis points
Percentage of ending AUM	50%	50%	50%	50%
Operating Expenses
The increase in total operating expenses of $16.7 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily a result of higher incentive compensation expense due to increased revenues, a $5.1 million increase in equity-based compensation expense related to additional post-IPO equity grants, increases in salary and benefit costs and an increase in occupancy expenses. These increases were partially offset by the completed amortization of pre-offering related equity compensation expense in 2017.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2018	2017	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$273.0	$251.6	$21.4	9%
Restricted share-based award compensation expense	41.7	36.6	5.1	14%
Total salaries, incentive compensation and benefits	314.7	288.2	26.5	9%
Pre-offering related compensation - share-based awards	—	12.7	(12.7)	(100)%
Total compensation and benefits	$314.7	$300.9	$13.8	5%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by a $15.7 million increase in incentive compensation paid to our investment and marketing professionals as a result of higher investment management fee revenue. The remaining increase is primarily due to salary increases and costs associated with an increase in the number of employees.
Restricted share-based award compensation expense increased $5.1 million primarily as a result of restricted share-based awards granted in January 2017 and February 2018.
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $12.7 million, as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 49% of our revenues for the nine months ended September 30, 2018, and 2017.

Other operating expenses
Other operating expenses increased $2.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increased occupancy expense, as described above.
Non-Operating Income (Expense)
Non-operating income (expense) for the nine months ended September 30, 2018 includes $9.5 million of income related to investment gains of consolidated investment products compared to $1.6 million of such income for the nine months ended September 30, 2017. Non-operating income (expense) for the nine months ended September 30, 2018 also includes $2.5 million of income related to investment gains on unconsolidated investment products, compared to $0.5 million for the nine months ended September 30, 2017.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the nine months ended September 30, 2018 was 15.7%. The decrease in effective income tax rate from 24.7% for the nine months ended September 30, 2017 was primarily due to Tax Reform, which reduced the U.S. federal corporate tax rate from 35% to 21%. The 2018 effective tax rate was also lower than 2017 due to pre-IPO share-based compensation expenses incurred in 2017 that were not deductible for tax purposes. Pre-IPO share-based compensation expenses and the related impact to the effective tax rate no longer exist after the awards were fully vested on July 1, 2017.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 33% and 38% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2018 and 2017, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate in both periods was also lower than the statutory rate due to dividends paid on unvested share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, as a result of stock offerings, unit exchanges, and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$42.5	$30.7	$125.8	$77.1
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24.0	27.2	73.3	72.2
Add back: Provision for income taxes	14.2	21.5	38.5	49.2
Add back: Pre-offering related compensation - share-based awards	—	—	—	12.7
Add back: Net (gain) loss on the tax receivable agreements	(0.3)	(0.5)	(0.3)	(0.5)
Add back: Net investment (gain) loss of investment products attributable to APAM	(1.0)	(0.9)	(3.8)	(0.9)
Less: Adjusted provision for income taxes	18.6	28.9	54.8	77.6
Adjusted net income (Non-GAAP)	$60.8	$49.1	$178.7	$132.2

Average shares outstanding
Class A common shares	49.4	45.9	48.6	44.1
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	4.8	4.2	4.9	4.2
Artisan Partners Holdings units outstanding (noncontrolling interest)	23.0	25.7	23.5	27.3
Adjusted shares	77.2	75.8	77.0	75.6

Basic and diluted earnings per share (GAAP)	$0.77	$0.61	$2.27	$1.48
Adjusted net income per adjusted share (Non-GAAP)	$0.79	$0.65	$2.32	$1.75

Operating income (GAAP)	$81.8	$80.7	$240.7	$205.2
Add back: Pre-offering related compensation - share-based awards	—	—	—	12.7
Adjusted operating income (Non-GAAP)	$81.8	$80.7	$240.7	$217.9

Operating margin (GAAP)	38.5%	39.4%	37.8%	35.1%
Adjusted operating margin (Non-GAAP)	38.5%	39.4%	37.8%	37.2%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$42.5	$30.7	$125.8	$77.1
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24.0	27.2	73.3	72.2
Add back: Pre-offering related compensation - share-based awards	—	—	—	12.7
Add back: Net (gain) loss on the tax receivable agreements	(0.3)	(0.5)	(0.3)	(0.5)
Add back: Net investment (gain) loss of investment products attributable to APAM	(1.0)	(0.9)	(3.8)	(0.9)
Add back: Interest expense	2.9	2.9	8.5	8.7
Add back: Provision for income taxes	14.2	21.5	38.5	49.2
Add back: Depreciation and amortization	1.8	1.3	4.3	3.8
Adjusted EBITDA (Non-GAAP)	$84.1	$82.2	$246.3	$222.3

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
	(unaudited; in millions)
Cash and cash equivalents	$211.4	$137.3
Accounts receivable	$76.8	$76.7
Seed investments(1)	$49.2	$40.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments includes investment securities in unconsolidated sponsored investment entities, as well as Artisan’s direct equity investments in consolidated investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2018, none of our receivables were considered uncollectable.
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
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100.0 million revolving credit facility was unused as of and for the nine months ended September 30, 2018.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2018.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2018 and 2017, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$22.6	$27.1	$78.4	$81.9
Holdings Partnership Distributions to APAM	$49.9	$50.1	$162.8	$133.6
Total Holdings Partnership Distributions	$72.5	$77.2	$241.2	$215.5
On October 25, 2018, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $23.4 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.
APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2018 and 2017:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Quarterly	Class A Common	$0.60	$0.60	$1.80	$1.80
Special Annual	Class A Common	$—	$—	$0.79	$0.36

On October 25, 2018, our board declared a quarterly dividend of $0.60 per share of Class A common stock payable on November 30, 2018 to shareholders of record as of November 16, 2018.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend during 2018. After the end of the year, our board will consider paying a special dividend that will take into consideration our annual adjusted earnings, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all. In the first quarter of 2019, we plan to begin a variable quarterly dividend which will be approximately 80% of the cash generated in the prior quarter. We expect cash generation will approximately equal adjusted net income plus equity-based compensation expense and other non-cash items.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $369.0 million liability as of September 30, 2018. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates would be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2018, we made payments of $36.1 million related to the TRAs. We do not intend to make any additional TRA payments in 2018. In 2019, we expect to make payments of approximately $25 million related to the TRAs. The decrease in projected 2019 TRA payments compared to 2018 is primarily due to the decrease in the U.S. federal corporate tax rate as a result of Tax Reform.
Cash Flows

	For the Nine Months Ended September 30,
	2018	2017
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$159.8	$157.4
Net cash provided by operating activities	328.2	268.7
Net cash used in investing activities	(9.1)	(3.2)
Net cash used in financing activities	(211.5)	(200.5)
Net impact of deconsolidation of consolidated investment products	(39.8)	—
Cash, cash equivalents and restricted cash as of September 30	$227.6	$222.4
Net cash provided by operating activities increased $59.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increased revenues and operating income resulting from an increase in average assets under management. For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, our operating income, excluding share-based and pre-offering related compensation expenses, increased $27.9 million. Timing differences in working capital accounts also caused operating cash flows to increase by $26.1 million between the comparative periods, primarily due to the timing of executive bonus payments.

Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Net cash used in investment activities increased $5.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to a $4.5 million increase in the acquisition of property and equipment and leasehold improvements related to the relocation of several investment teams during 2018.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities increased $11.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $34.5 million increase in dividends paid to holders of our Class A common stock, and a $5.9 million increase in payments of amounts owed under the TRAs, partially offset by a $26.2 million increase in contributions from non-controlling interests in our consolidated investment products, and a $3.5 million decrease in distributions to limited partners.
During the nine months ended September 30, 2018, the Company determined that it no longer has a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $39.8 million decrease in cash and cash equivalents.
Certain Contractual Obligations
As of September 30, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 21, 2018, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $385.4 million at December 31, 2017 to $369.0 million at September 30, 2018 as a result of current year TRA payments. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2018, we made payments of $36.1 million related to the TRAs. We do not intend to make any additional TRA payments in 2018.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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

The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund and UCITS clients, including Artisan Funds and Artisan Global Funds, and for our own sponsored private funds, our fees are based on the values of the funds’ assets as determined for purposes of calculating their net asset values. Securities held by Artisan Funds and Artisan Global Funds are generally valued at closing market prices, or if closing market prices are not readily available or are not considered reliable, at a fair value determined under procedures established by the fund’s board (fair value pricing). Values of securities determined using fair value pricing are likely to be different than they would be if only closing market prices were used.

For separate account clients, our fees may be based, at the client’s option, on the values of the securities in the portfolios we manage as determined by the client (or its custodian or other service provider) or by us in accordance with valuation procedures we have adopted. The valuation procedures we have adopted generally use closing market prices in the markets in which the securities trade, without adjustment for subsequent events except in unusual circumstances. We believe that our fees based on valuations determined under our procedures are not materially different from the fees we receive that are based on valuations determined by clients, their custodians or other service providers.

With the exception of the assets managed by our Credit team (which represented approximately 2.8% of our assets under management at September 30, 2018), the portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested principally in publicly-traded equity securities for which public market values are readily available, with a portion of each portfolio held in cash or cash-like instruments.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended September 30, 2018.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018 and 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: October 31, 2018
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)