Form 10-K
period 2018-12-31
Artisan Partners Asset Management Inc.
filed 2019-02-20
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 29, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,614,293,320 based on the closing price of $30.15 for one share of Class A common stock, as reported on the New York Stock Exchange on that date. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 14, 2019 were 54,063,445, 8,645,249 and 14,226,435, respectively.

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

•	“Artisan Private Funds” refers to private investment funds sponsored by Artisan.

i

•
“client” and “clients” refer to investors who access our investment management services by investing in funds, including Artisan Funds, Artisan Global Funds, or Artisan Private Funds, or by engaging us to manage a separate account in one or more of our investment strategies (such accounts include collective investment trusts and other pooled investment vehicles for which we are investment adviser, each of which we manage on a separate account basis).

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

•	“2017 Follow-On Offering” means the registered offering of 5,626,517 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on February 28, 2017.

•	“2018 Follow-On Offering: means the registered offering of 644,424 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on February 27, 2018.
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
We measure the results both of our individual funds and of our “composites”, which represent the aggregate performance of all discretionary client accounts, including funds, invested in the same strategy, except those accounts with respect to which we believe client-imposed investment restrictions (such as socially-based restrictions) may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these excluded accounts, which represented approximately 11% of our assets under management at December 31, 2018, are maintained in separate composites, and are not presented in this report).
The performance of accounts with investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with client restrictions and the weightings in the portfolio of other securities are correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Our assets under management in accounts with investment restrictions and non-U.S. dollar accounts represented approximately 2% and 9%, respectively, of our assets under management as of December 31, 2018. Results for any investment strategy described herein, and for different investment vehicles within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings.
The returns for any strategy may be positive or negative, and past performance does not guarantee future results. In this report, we refer to the date on which we began tracking the performance of an investment strategy as that strategy’s “inception date”.
In this report, we present the average annual returns of our composites on a “gross” basis, which represent average annual returns before payment of fees payable to us by any portfolio in the composite and are net of commissions and transaction costs. We also present the average annual returns of certain market indices or “benchmarks” for the comparable period. The indices are unmanaged and have differing volatility, credit and other characteristics. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any of the strategy’s comparator index in this report. At times, this can cause material differences in relative performance. It is not possible to invest directly in any of the indices. The returns of these indices, as presented in this report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends.
The MSCI EAFE Index, the MSCI ACWI ex-US SMID Index, the MSCI ACWI Index, MSCI ACWI ex USA Small Cap Index, and the MSCI Emerging Markets Index are trademarks of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this report. MSCI makes no express or implied warranties or representations and shall have no liability whatsoever with respect to any MSCI data contained herein. The MSCI data may not be further redistributed or used to create indices or financial products. This document is not approved or produced by MSCI.
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

The ICE BofAML US High Yield Master II Total Return Index is owned by ICE Data Indices, LLC, used with permission. ICE Data Indices, LLC permits use of the ICE BofAML indices and related data on an "as is" basis, makes no warranties regarding same, does not guarantee the suitability, quality, accuracy, timeliness, and/or completeness of the ICE BofAML indices or any data included in, related to, or derived therefrom, assumes no liability in connection with the use of the foregoing, and does not sponsor, endorse, or recommend Artisan Partners or any of its products or services.

In this report, we present ratings from Morningstar, Inc., for the series of Artisan Funds. The Morningstar RatingTM for funds, or "star rating", is calculated for managed products (including mutual funds, variable annuity and variable life subaccounts, exchange-traded funds, closed-end funds, and separate accounts) with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of products in each product category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. The Overall Morningstar Rating for a managed product is derived from a weighted average of the performance figures associated with its three-, five-, and 10-year (if applicable) Morningstar Rating metrics. The weights are: 100% three-year rating for 36-59 months of total returns, 60% five-year rating/40% three-year rating for 60-119 months of total returns, and 50% 10-year rating/30% five-year rating/20% three-year rating for 120 or more months of total returns. While the 10-year overall star rating formula seems to give the most weight to the 10-year period, the most recent three-year period actually has the greatest impact because it is included in all three rating periods. The ratings which form the basis for the information reflected in this report, and the fund categories in which they are rated, relating to each Fund’s Investor Share Class are: Artisan Emerging Markets Fund—Diversified Emerging Markets; Artisan Global Equity Fund—World Stock; Artisan Global Opportunities Fund—World Stock; Artisan Global Value Fund—World Stock; Artisan High Income Fund—High Yield Bond; Artisan International Fund—Foreign Large Blend; Artisan International Small-Mid Fund—Foreign Small/Mid Growth; Artisan International Value Fund—Foreign Large Blend; Artisan Mid Cap Fund—Mid-Cap Growth; Artisan Mid Cap Value Fund—Mid-Cap Value; Artisan Small Cap Fund—Small Growth; Artisan Value Fund—Large Value. Morningstar ratings are initially given on a fund’s three year track record and change monthly.
Throughout this report, we present historical information about our assets under management, including information about changes in our assets under management due to gross client cash inflows and outflows, market appreciation and depreciation and transfers between investment vehicles (e.g., pooled investment vehicles and separate accounts). Gross client cash inflows and outflows represent client fundings, terminations and client initiated contributions and withdrawals (which could be in cash or in securities). Market appreciation (depreciation) represents realized gains and losses, the change in unrealized gains and losses, net income and certain miscellaneous items, immaterial in the aggregate, which may include payment of Artisan’s management fees or payment of custody expenses to the extent a client causes these fees to be paid from the account we manage. The effect of translating into U.S. dollars the value of portfolio securities denominated in currencies other than the U.S. dollar is included in market appreciation (depreciation). We also present information about our average assets under management for certain periods.
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
The following table sets forth our revenues and our ending and average assets under management for the periods noted:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Total revenues	$829	$796	$721
Ending assets under management	$96,224	$115,494	$96,845
Average assets under management	$113,769	$108,754	$96,281
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
In addition to our investment teams, we have a management team that is focused on our business objectives of achieving profitable growth, expanding our investment capabilities, diversifying the source of our assets under management, delivering superior client service, developing our investment teams into investment franchises with multiple decision-makers and investment strategies, and maintaining the firm’s fiduciary mindset and culture of compliance. Our management team supports our investment management capabilities and manages our operational infrastructure, which allows our investment professionals to focus primarily on making investment decisions and generating returns for our clients.
We offer our investment management capabilities primarily to institutions and through intermediaries that operate with institutional-like decision-making processes by means of separate accounts and pooled vehicles. We access traditional institutional clients primarily through relationships with investment consultants. We access other institutional-like investors primarily through consultants, alliances with major defined contribution/401(k) platforms and relationships with financial advisors and broker-dealers. We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average assets under management. These fees are determined by the investment advisory and sub-advisory agreements that are terminable by clients upon short notice or no notice.

Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap, region and investment style. Each strategy is managed by one of the investment teams described below.
The table below sets forth total assets under management and certain performance information for our investment teams and strategies as of December 31, 2018.

Investment Team and Strategy	AUM as of December 31, 2018	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2018	Fund Rating(2) as of December 31, 2018
	(in millions)
Growth Team
Global Opportunities	14,740	February 1, 2007	537	«««««
Global Discovery	112	September 1, 2017	473	Not yet rated
U.S. Mid-Cap Growth	9,049	April 1, 1997	463	«««
U.S. Small-Cap Growth	2,350	April 1, 1995	164	««««

Global Equity Team(3)
Global Equity	1,271	April 1, 2010	451	««««
Non-U.S. Growth	21,181	January 1, 1996	534	«««
Non-U.S. Small-Mid Growth	515	January 1, 2019

U.S. Value Team
Value Equity	2,172	July 1, 2005	(83)	«««
U.S. Mid-Cap Value	4,405	April 1, 1999	343	«««

International Value Team
Non-U.S. Value	17,681	July 1, 2002	575	««««

Global Value Team
Global Value	17,113	July 1, 2007	407	««««

Emerging Markets Team
Emerging Markets	179	July 1, 2006	53	««««

Credit Team
High Income	2,803	April 1, 2014	265	«««««
Credit Opportunities	57	July 1, 2017	Not disclosed	Not applicable

Developing World Team
Developing World	1,993	July 1, 2015	236	««««

Thematic Team
Thematic	448	May 1, 2017	1,968	Not yet rated
Thematic Long/Short	155	November 1, 2017	Not disclosed	Not applicable

Total AUM as of December 31, 2018	96,224
(1) Value-added since inception date is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed or underperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy since its inception date. Value-added for periods less than one year are not annualized. The broad-based market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth Strategy / Non-U.S. Value Strategy-MSCI EAFE Index; Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy / Global Discovery Strategy-MSCI ACWI Index; Non-U.S. Small-Mid Growth Strategy-MSCI ACWI ex USA Small Cap Index; U.S. Mid-Cap Growth Strategy / U.S. Mid-Cap Value Strategy-Russell Midcap® Index; U.S. Small-Cap Growth Strategy-Russell 2000® Index; Value Equity Strategy-Russell 1000® Index; Developing World Strategy / Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-ICE BofAML US High Yield Master II Total Return Index; Thematic Strategy-S&P® 500 Index. Unlike the ICE BofAML US High Yield Master II Total Return Index, the Artisan High Income strategy may hold loans and other security types. At times, this causes material differences in relative performance.

(2) The Overall Morningstar RatingTM for a fund is derived from a weighted average of the performance figures associated with its three-year, five-year, and ten-year (if applicable) Morningstar Ratings metrics.

(3) Effective December 4, 2018, the Non-U.S. Small-Cap Growth strategy was re-named the Non-U.S. Small-Mid Growth strategy and the strategy was given increased degrees of freedom to invest in both small and mid-cap companies around the world. In connection with that change, the strategy’s prior composite was terminated, and a new composite began on January 1, 2019. As a result, performance information for the strategy has been omitted from this presentation.

Growth Team
Our Growth team, which was formed in 1997 and is based in Milwaukee, Wisconsin, manages four investment strategies: Global Opportunities, Global Discovery, U.S. Mid-Cap Growth and U.S. Small-Cap Growth. James D. Hamel, Matthew H. Kamm, Craigh A. Cepukenas, and Jason L. White are the portfolio managers of all four strategies. Mr. Hamel is the lead portfolio manager of the Global Opportunities strategy; Mr. White is the lead portfolio manager of the Global Discovery strategy; Mr. Kamm is the lead portfolio manager of the U.S. Mid-Cap Growth strategy; and Mr. Cepukenas is the lead portfolio manager of the U.S. Small-Cap Growth strategy.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	(7.92)%	8.84%	7.86%	16.10%	9.27%
MSCI ACWI® Index	(9.42)%	6.59%	4.26%	9.45%	3.90%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	(1.93)%	—	—	—	2.94%
MSCI ACWI® Index	(9.42)%	—	—	—	(1.79)%

U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	(2.74)%	5.95%	5.64%	16.06%	14.18%
Russell Midcap® Index	(9.06)%	7.04%	6.26%	14.02%	9.55%
Russell Midcap® Growth Index	(4.75)%	8.59%	7.41%	15.11%	8.59%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	3.54%	12.41%	7.70%	17.05%	10.25%
Russell 2000® Index	(11.01)%	7.36%	4.41%	11.97%	8.61%
Russell 2000® Growth Index	(9.31)%	7.23%	5.13%	13.51%	7.19%
Global Equity Team
Our Global Equity team was formed in 1996 and is primarily based in San Francisco and New York. The Global Equity team manages three investment strategies: Global Equity, Non-U.S. Growth, and Non-U.S. Small-Mid Growth.
Mark L. Yockey serves as portfolio manager of the Global Equity and Non-U.S. Growth strategies. Charles-Henri Hamker and Andrew J. Euretig are also portfolio managers of the Global Equity strategy and associate portfolio managers of the Non-U.S. Growth strategy.
Prior to October 15, 2018, the Non-U.S. Small-Mid Growth strategy (formerly, the Non-U.S. Small-Cap Growth strategy) was managed by Mr. Yockey and Mr. Hamker and was closed to most new investors and client relationships. Effective October 15, Rezo Kanovich became sole portfolio manager of the strategy, and the strategy re-opened to new investors. During the fourth quarter of 2018, the strategy was given increased degrees of freedom to invest in both small and mid-cap companies around the world and the strategy was re-named the Non-U.S. Small-Mid Growth strategy to reflect this evolution. In connection with these changes, the strategy’s prior composite was terminated and a new composite began on January 1, 2019. As a result of the termination of the prior composite, historical performance information has been omitted from the table below.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	(1.95)%	9.16%	6.83%	—	11.30%
MSCI ACWI® Index	(9.42)%	6.59%	4.26%	—	6.79%

Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	(9.80)%	2.90%	1.31%	9.30%	9.56%
MSCI EAFE® Index	(13.79)%	2.87%	0.53%	6.31%	4.22%

U.S. Value Team
Our U.S. Value team, which was formed in 1997 and is based in Atlanta and Chicago, manages two investment strategies: Value Equity and U.S. Mid-Cap Value. James C. Kieffer, Thomas A. Reynolds, Daniel L. Kane and, effective January 31, 2019, Craig Inman are the portfolio managers for both strategies.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	(13.73)%	9.53%	5.00%	11.86%	7.13%
Russell 1000® Index	(4.78)%	9.08%	8.21%	13.27%	7.96%
Russell 1000® Value Index	(8.27)%	6.95%	5.94%	11.17%	6.49%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	(12.53)%	7.19%	2.91%	12.14%	12.03%
Russell Midcap® Index	(9.06)%	7.04%	6.26%	14.02%	8.60%
Russell Midcap® Value Index	(12.29)%	6.05%	5.44%	13.02%	8.93%

Global Value and International Value Teams
Effective October 1, 2018, what was then called the Global Value team separated into two distinct and autonomous investment teams—the Global Value team led by Daniel J. O’Keefe and the International Value team led by N. David Samra. Prior to October 1, the team, which was founded in 2002 by Mr. Samra and Mr. O’Keefe, managed two investment strategies—Global Value and Non-U.S. Value, with Mr. O’Keefe serving as lead portfolio manager of the Global Value strategy and Mr. Samra serving as lead portfolio manager of the Non-U.S. Value strategy.
From and after October 1, 2018, the current Global Value team has managed the Global Value strategy, with Mr. O’Keefe serving as lead portfolio manager and Justin V. Bandy and Michael J. McKinnon serving as co-portfolio managers.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	(12.02)%	6.53%	4.73%	12.77%	7.35%
MSCI ACWI® Index	(9.42)%	6.59%	4.26%	9.45%	3.28%

From and after October 1, 2018, the current International Value team has managed the Non-U.S. Value strategy, with Mr. Samra serving as lead portfolio manager and Ian P. McGonigle and Joseph Vari serving as co-portfolio managers.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Value (July 1, 2002)
Average Annual Gross Returns	(14.71)%	4.40%	2.71%	11.07%	11.12%
MSCI EAFE® Index	(13.79)%	2.87%	0.53%	6.31%	5.37%

Emerging Markets Team
Our Emerging Markets team, which was formed in 2006 and is based in New York, manages a single investment strategy. Maria Negrete-Gruson is the portfolio manager for the Emerging Markets strategy.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Emerging Markets (July 1, 2006)
Average Annual Gross Returns	(14.20)%	12.33%	4.17%	8.66%	5.03%
MSCI Emerging Markets IndexSM	(14.58)%	9.24%	1.65%	8.02%	4.50%

Credit Team
Our Credit team, which was formed in 2014 and is based in Denver, Colorado, manages two investment strategies: High Income and Credit Opportunities. Bryan L. Krug is the portfolio manager for both strategies. Performance information for the Credit Opportunities strategy has been intentionally omitted.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	(0.72)%	8.08%	—	—	6.03%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index (Net)	(2.26)%	7.26%	—	—	3.38%
Developing World Team
Our Developing World team, which was formed in 2015 and is based in San Francisco, manages a single investment strategy. Lewis S. Kaufman is the portfolio manager for the Developing World strategy.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	(14.53)%	9.77%	—	—	4.51%
MSCI Emerging Markets Index	(14.58)%	9.24%	—	—	2.15%

Thematic Team
Our Thematic team, which was formed in 2016 and is based in New York, manages two investment strategies: Thematic and Thematic Long/Short. Chris Smith is the portfolio manager for both strategies. Performance information for the Thematic Long/Short strategy has been intentionally omitted.

	As of December 31, 2018
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Thematic (May 1, 2017)
Average Annual Gross Returns	11.55%	—	—	—	24.80%
S&P 500 Index	(4.38)	—	—	—	5.12%

Distribution, Investment Products and Client Relationships
The goal of our marketing, distribution and client service efforts is to grow and maintain a client base that is diversified by investment strategy, investment vehicle (for example, across mutual funds and separate accounts), distribution channel (for example, institutional, intermediary and retail) and geographic region. We focus our distribution and marketing efforts on institutions and on intermediaries that operate with institutional-like, centralized decision-making processes and longer-term investment horizons. We have designed our distribution strategies and structured our distribution teams to use knowledgeable, seasoned marketing and client service professionals in a way intended to limit the time our investment professionals are required to spend in marketing and client service activities. We believe that minimizing other demands allows our portfolio managers and other investment professionals to focus their energies and attention on the investment decision-making process, which we believe enhances the opportunity to achieve superior investment returns. Our distribution efforts are centrally managed by our Head of Global Distribution, who oversees and coordinates the efforts of our marketing and client service professionals.
We continue to expand our distribution efforts into non-U.S. markets, with our primary non-U.S. efforts focused currently on the United Kingdom, other European countries, Australia, Canada and certain countries in the Middle East, Africa, and Asia. In our non-U.S. distribution efforts, we use regional specialists who draw on the knowledge and expertise of our strategy-focused professionals. As of December 31, 2018, 21% of our total assets under management were sourced from clients located outside the United States.
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional distribution channel also includes defined contribution/401(k) plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2018, approximately 45% of our assets under management were attributed to clients represented by investment consultants.
As of December 31, 2018, 66% of our assets under management were sourced through our institutional channel.
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
As of December 31, 2018, approximately 29% of our assets under management were sourced through our intermediary channel.
Retail Channel
We primarily access retail investors indirectly through mutual fund supermarkets through which investors have the ability to purchase and redeem fund shares. U.S. investors can also invest directly in the series of Artisan Funds. Our subsidiary, Artisan Partners Distributors LLC, a registered broker-dealer, distributes shares of Artisan Funds. Publicity and ratings and rankings from Morningstar, Lipper and others are important in building the Artisan Partners brand, which is important in attracting retail investors. As a result, we publicize the ratings and rankings received by the series of Artisan Funds and work to ensure that potential retail investors have appropriate information to evaluate a potential investment in Artisan Funds. We do not generally use direct marketing campaigns as we believe that their cost outweighs their potential benefits.
As of December 31, 2018, approximately 5% of our assets under management were sourced from investors we categorize as retail investors.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and pooled vehicles. As of December 31, 2018, approximately 52% of our assets under management were in separate accounts, and Artisan Funds and Artisan Global Funds accounted for approximately 48% of our total assets under management.
Separate Accounts
We manage separate account assets within most of our investment strategies. As of December 31, 2018, we managed 211 separate accounts spanning 132 client relationships and our largest separate account relationship represented approximately 9% of our assets under management. Our separate account clients include both institutional and intermediary channel relationships. We generally require a minimum relationship of $20 million to $100 million, depending on the strategy, to manage a separate account. We also offer access to a number of our strategies through Artisan-branded collective investment trusts and through funds (both public and private) that we advise or sub-advise. The fees we charge our separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.

In our reporting materials, unless otherwise stated, our separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in Artisan Private Funds.
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
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds, which began operations in 2011, provides non-U.S. investors with access to a number of our investment strategies. We earn investment management fees, which are based on the average daily net assets of each sub-fund and are generally paid monthly, for serving as investment adviser to these funds.
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
U.S. Regulation
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
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage accounts for our clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades, select counter-parties for principal transactions and negotiate counter-party compensation such as commissions and spreads. In connection with certain of these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of a change in law or regulation or client pressure, our operating expenses would increase, potentially materially.
As a registered adviser, we are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has authority to, and typically does, inspect a registered adviser periodically to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) in a manner that is consistent with disclosures made to clients and (iii) with adequate controls, systems and procedures to ensure compliance.

For the year ended December 31, 2018, 61% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 59% from our advisory services to Artisan Funds. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of Artisan Funds and the investment portfolios of Artisan Funds and the funds we sub-advise, those operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” (sometimes referred to as the “independent director” requirement). The responsibilities of each fund’s board include, among other things, approving our investment management agreement with the fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates.
Our investment management agreements with these funds may be terminated by the funds on minimal notice, and are subject to annual renewal by each fund’s board after the initial term of one to two years. The 1940 Act also imposes on the investment adviser to a mutual fund a fiduciary duty with respect to the receipt of the adviser’s investment management fees. That fiduciary duty may be enforced by the SEC, by administrative action or by litigation by investors in the fund pursuant to a private right of action.
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
Non-U.S. Regulation
In addition to the extensive regulation we are subject to in the United States, a number of our subsidiaries and certain non-U.S. operations are subject to regulation in non-U.S. jurisdictions. One of our subsidiaries, Artisan Partners UK LLP, is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. The Central Bank of Ireland imposes requirements on UCITS funds subject to regulation by it, including Artisan Global Funds, as do the regulators in certain other markets in which shares of Artisan Global Funds are offered for sale, and with which we are required to comply. We are also subject to regulation internationally by the Australian Securities and Investments Commission, where we operate pursuant to orders of exemption, and by various Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. Our business is also subject to the rules and regulations of the countries in which we market our funds or services and conduct investment management activities, including the countries in which our investment strategies make investments.
We are currently in the process of establishing a subsidiary in Ireland, which we expect will carry out distribution efforts in the European Union following Brexit and which will be regulated by the Central Bank of Ireland.
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
Competition
In order to grow our business, we must be able to compete effectively for assets under management. Historically, we have competed to attract clients and investors principally on the basis of:

•	the performance of our investment strategies;

•	continuity of our investment professionals;

•	the quality of the service we provide to our clients; and

•	our brand recognition and reputation within the investing community.
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
Employees
As of December 31, 2018, we employed approximately 425 full-time and part-time employees.
Our Structure and Reorganization
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2018, we owned approximately 70% of Artisan Partners Holdings, and the other 30% was owned by the limited partners of Artisan Partners Holdings.

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

•
We entered into two tax receivable agreements (“TRAs”), one with a private equity fund (the “Pre-H&F Corp Merger Shareholder”) and the other with each limited partner of Artisan Partners Holdings. Pursuant to the first TRA, APAM pays to the Pre-H&F Corp Merger Shareholder (or its assignees) a portion of certain tax benefits APAM realizes as a result of the H&F Corp Merger. Pursuant to the second TRA, APAM pays to current or former limited partners of Artisan Partners Holdings (or their assignees) a portion of certain tax benefits APAM realizes as a result of the purchase or exchange of their limited partnership units of Artisan Partners Holdings.

The diagram below depicts our organizational structure as of December 31, 2018:

Artisan Employee Partners (1)
Former Artisan Employee Partners
Public and Other Class A Common Shareholders
AIC
Initial Outside Investors
Class B common stock
11% voting rights
no economic rights
Class C common stock
5% voting rights
no economic rights
Class A common stock
70% voting rights
100% economic rights
Class C common stock
4% voting rights
no economic rights
Class C common stock
10% voting rights
no economic rights
Artisan Partners Asset Management Inc.
Class B common units (2)
Limited class voting rights
11% economic rights
Class E common units (2)
Limited class voting rights
5% economic rights
Sole General Partner
GP units
70% economic rights
Class D common units (2)
Limited class voting rights
4% economic rights
Class A common units (2)
Limited class voting rights
10% economic rights
Artisan Partners Holdings LP

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 8% of our outstanding Class A common stock as of December 31, 2018.

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
We depend on the skills and expertise of our portfolio managers and other investment professionals and our success depends on our ability to retain the key members of our investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. Mark L. Yockey is the sole portfolio manager for our largest strategy, the Non-U.S. Growth strategy, which represented $21.2 billion, or 22%, of our assets under management as of December 31, 2018. Charles-Henri Hamker and Andrew J. Euretig are associate portfolio managers of the Non-U.S. Growth strategy. Our Non-U.S. Value strategy, which represented $17.7 billion, or 18%, of our assets under management as of December 31, 2018, is managed by N. David Samra (lead manager), Ian P. McGonigle (co-portfolio manager) and Joseph Vari (co-portfolio manager). Our Global Value strategy, which represented $17.1 billion, or 18%, of our assets under management as of December 31, 2018, is managed by Daniel J. O’Keefe (lead manager), Justin V. Bandy (co-portfolio manager) and Michael J. McKinnon (co-portfolio manager). James D. Hamel, Matthew A. Kamm, Craigh A. Cepukenas and Jason White are portfolio co-managers of our U.S. Mid-Cap Growth (of which Mr. Kamm is lead manager) and Global Opportunities (of which Mr. Hamel is lead manager) strategies, which represented $9.1 billion, or 9%, and $14.7 billion, or 15%, respectively, of our assets under management as of December 31, 2018. The U.S. Mid-Cap Value strategy, of which James C. Kieffer, Thomas A. Reynolds, Daniel L. Kane, and Craig Inman are co-managers, represented $4.4 billion, or 5%, of our assets under management as of December 31, 2018.
Because of the long tenure and stability of many of our portfolio managers, our clients generally attribute the investment performance we have achieved to these individuals. The departure of a portfolio manager, even for strategies with multiple portfolio managers, could cause clients to withdraw funds from the strategy which would reduce our assets under management, investment management fees and our net income, and these reductions could be material if our assets under management in that strategy and the related revenues were material. The departure of a portfolio manager also could cause consultants and intermediaries to stop recommending a strategy, and clients to refrain from allocating additional funds to a strategy or delay such additional funds until a sufficient new track record has been established.
We also depend on the contributions of our senior management team led by Eric R. Colson, and our senior marketing and client service personnel who have direct contact with our institutional clients, consultants, intermediaries and other key individuals within each of our distribution channels.
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
Competition for qualified investment, management and marketing and client service professionals is intense and we may fail to successfully attract and retain qualified personnel in the future. Our ability to attract and retain these personnel will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. Any cost-reduction initiative or adjustments or reductions to compensation or changes to our equity ownership culture could negatively impact our ability to retain key personnel. As the amount of equity held by our key personnel decreases, our ability to retain these employees may be negatively impacted. Changes to our management structure, corporate culture and corporate governance arrangements could also negatively impact our ability to retain key personnel.

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
With respect to asset-based revenues, we use a single revenue share arrangement across all of our investment teams. Under the revenue share, each team shares a bonus pool consisting of 25% of the asset-based revenues earned by the strategies managed by the respective team. The revenue share directly links the majority of the investment teams’ cash compensation to long-term growth in revenues, which, over the long-term, we believe is primarily linked to investment performance. The revenue share is objective, predictable, transparent, and the same for all teams. In addition, each team is generally entitled to a share of performance-based revenues earned by the strategies managed by the team. In the future, we expect that performance fees will represent a higher proportion of our total revenues.
Over our firm’s history we have used a variety of equity incentives to align the long-term interests of our investment professionals and other senior personnel with the interests of clients, investors, partners and shareholders. Until our IPO in 2013, firm equity awards were in the form of partnership profits interests, which entitled recipients to a percentage of future profits and future appreciation in the value of the firm. Award recipients had the right to cash out their profits interests only after the end of their careers, and 50% of the awards were subject to forfeiture if the recipient left Artisan without notice or was terminated. Prior to the IPO Reorganization, the profits interests were converted into partnership units and, as part of the IPO Reorganization, the 50% forfeiture feature was eliminated and employee-partners were given the right to liquidate a portion of their partnership units during each year that they remained employed with Artisan. At the time of our IPO, the partnership units held by employee-partners represented 53% of the ownership interests in our firm. At the time of this report, the partnership units held by employee-partners represented approximately 11% of the ownership interests in our firm.
After our IPO, our equity incentives have been in the form of APAM restricted stock awards. Initially, 100% of the restricted stock awards were Standard Restricted Shares vesting pro rata over five years from the date of grant. In 2014, as we continued to evolve our equity incentives, we introduced Career Shares, which are restricted stock awards that, in general, remain subject to forfeiture until the recipient’s qualifying retirement, death, disability or a change in control. For these purposes, a qualifying retirement generally requires that the employee have provided ten years of service or more at the date of retirement and offered one year’s written notice (or eighteen months’ written notice in the case of employees who are portfolio managers or executive officers) of the intention to retire, subject to our right to accept a shorter period of notice. Prior to February 2019, the eighteen months’ written notice requirement was three years, subject to the Company’s discretion to waive the period to no less than one year. In general, since 2014, excluding sign-on or walk away awards, approximately 50% of the awards we have made to our senior employees have been Career Shares, and the other 50% Standard Restricted Shares.
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
As we have since our founding, we continue to assess the effectiveness of our compensation arrangements and equity structures in aligning the long-term interests of our investment professionals, clients, investors, partners, and shareholders and whether different types of, or modified, awards or structures would enhance incentives for long-term growth and succession planning. In 2019, pending completion of final documentation, we introduced Franchise Shares for our investment professionals. Franchise Shares are identical to career awards, except with respect to the Franchise Protection Clause, which applies to current or future portfolio managers. The Franchise Protection Clause provides that the total number of franchise awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the portfolio manager’s investment team during a 3-year measurement period beginning on the date of the portfolio manager’s retirement notice exceeds a set threshold.

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
Our investment strategies can perform poorly for a number of reasons, including general market conditions; investor sentiment about market and economic conditions; investment styles and philosophies; investment decisions; the performance of the companies in which our investment strategies invest and the currencies in which those investments are made; the liquidity of securities or instruments in which our investment strategies invest; and our inability to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis. In addition, while we seek to deliver long-term value to our clients, volatility may lead to under-performance in the near term, which could adversely affect our results of operations.
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
The fees we earn under our investment management agreements are typically based on the market value of our assets under management, and to a much lesser extent based directly on investment performance. Investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice and our clients may reduce the aggregate amount of assets under management with us with minimal or no notice for any reason, including financial market conditions and the absolute or relative investment performance we achieve for our clients. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, a declining market, general economic downturn, political uncertainty or acts of terrorism. In connection with the severe market dislocations of 2008 and 2009, for example, the value of our assets under management declined substantially due primarily to the sizeable decline in stock prices worldwide. In the period from June 30, 2008 through March 31, 2009, our assets under management decreased by approximately 43%, primarily as a result of general market conditions. More recently, during the fourth quarter of 2018, our assets under management declined by 17% due to market conditions and $4.9 billion of net client cash outflows.

The growth of our assets under management since 2009 has benefited from the prolonged bull market in equity securities around the world. That prolonged bull market may increase the likelihood of a severe or prolonged downturn in world-wide equity prices which would directly reduce the value of our assets under management and could also accelerate client redemptions or withdrawals. If any of these factors cause a decline in our assets under management, it would result in lower investment management fees. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
The significant growth we have experienced over the past decade has been and may continue to be difficult to sustain.
Our assets under management increased from $30.6 billion as of December 31, 2008 to $96.2 billion as of December 31, 2018. The absolute measure of our assets under management represents a significant rate of growth that has been and may continue to be difficult to sustain. For instance, between September 30, 2018, and December 31, 2018, our assets under management declined from $116.6 billion to $96.2 billion. The continued long-term growth of our business will depend on, among other things, retaining key investment professionals, attracting and recruiting new investment professionals, maintaining existing investment strategies, selectively developing new, value-added investment strategies and the existence of market conditions in which our strategies are in demand. Our business growth will also depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last decade. We may not be able to manage our growing business effectively or be able to sustain the level of long-term growth we have achieved historically.
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
As of December 31, 2018, approximately 54% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 48% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
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
Investors in most of the pooled vehicles that we advise can redeem their investments in those funds at any time without prior notice, which could adversely affect our earnings.
Investors in the mutual funds, UCITS, and some other pooled investment vehicles that we advise or sub-advise may redeem their investments in those funds at any time without prior notice and investors in other types of pooled vehicles we advise or sub-advise may typically redeem their investments on fairly limited prior notice, thereby reducing our assets under management. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance tends to result in decreased purchases and increased redemptions. For the year ended December 31, 2018, we generated approximately 81% of our revenues from advising mutual funds and other pooled vehicles (including Artisan Funds, Artisan Global Funds, Artisan Private Funds, and other entities for which we are adviser or sub-adviser), and the redemption of investments in those funds would adversely affect our revenues and could have a material adverse effect on our earnings.
We depend on third parties to market our investment strategies.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest relationships across multiple distribution channels represented approximately 9% and 8% of our total assets under management as of December 31, 2018.
We compensate most of the intermediaries through which we gain access to investors in Artisan Funds by paying fees, most of which are a percentage of assets invested in Artisan Funds through that intermediary and with respect to which that intermediary provides shareholder and administrative services. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us, at a minimum, all costs attributable to marketing and distribution of shares of Artisan Funds.
In the future, our expenses in connection with those intermediary relationships could increase if the portion of those fees determined to be in connection with marketing and distribution, or otherwise allocated to us or payable by us, increased. In addition, as the fees described above have declined and consistent with the experience of other investment managers, we have seen increased requests from intermediaries for alternative forms of compensation, which could over time be material. Clients of these intermediaries may not continue to be accessible to us on terms we consider commercially reasonable, or at all. The absence of such access could have a material adverse effect on our results of operations.
We access institutional clients primarily through consultants. Our institutional business is highly dependent upon referrals from consultants. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2018, the investment consultant advising the largest portion of our assets under management represented approximately 9% of our total assets under management. Poor reviews or evaluations of either a particular strategy or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these consultants.
Substantially all of our existing assets under management are managed in long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage significant amounts of assets in non-long only or non-equity strategies.
Fifteen of our 17 existing investment strategies invest primarily in publicly-traded equity securities. Our Credit team, which primarily invests in fixed income securities, manages the High Income strategy and the Credit Opportunities strategy. Together, these strategies accounted for only $2.9 billion of our $96.2 billion in total assets under management as of December 31, 2018. Under market conditions in which there is a general decline in the value of equity securities, the assets under management in each of our 15 equity strategies is likely to decline. The amount of assets that we manage in strategies that can take short positions in equity securities, which could offset some of the poor performance of our long-only, equity strategies under such market conditions, accounted for less than $1.0 billion of our total assets under management as of December 31, 2018. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.

Our failure to comply with investment guidelines set by our clients, including the boards of funds, and limitations imposed by applicable law, could result in damage awards against us and a loss of our assets under management, either of which could adversely affect our results of operations or financial condition.
When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in managing their portfolios. The boards of funds we manage generally establish similar guidelines regarding the investment of assets in those funds. In general, over the long-term, we have experienced an increase in client-imposed guidelines. We are also required to invest U.S. mutual funds’ assets in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Other clients, such as plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or non-U.S. clients (including Artisan Global Funds), require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in a fund which, depending on the circumstances, could result in our obligation to reimburse clients or fund investors for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
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
We depend substantially on our Milwaukee, Wisconsin offices, where a majority of our employees, administration and technology resources are located, for the continued operation of our business. Any significant disruption to those offices could have a material adverse effect on us. We also depend on a number of key vendors for trading, middle- and back-office functions, various fund administration, accounting, custody and transfer agent roles and other operational needs. The failure of any key vendor to fulfill its obligations could result in financial losses for us and/or our clients.
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
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot guarantee that our systems and networks will not be subject to breaches or interference. For example, although we take precautions to password protect and encrypt our mobile electronic devices, if such devices are stolen or misplaced, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure, corruption or loss of our proprietary information or our clients’ or employees’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, or the loss of clients or other damage to our business. In addition, any required public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks and the adoption and maintenance of additional appropriate security measures. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our or our vendors’ systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems we use.
Our newest investment strategies and strategies we may establish in the future present certain investment, operational, distribution and other risks that are different in kind and/or degree from those presented by our earlier investment strategies, and we have less experience with those risks.
In 2014, prior to establishing the High Income strategy, we developed and contracted with third parties for, the operational infrastructure and systems necessary to operate a fixed income strategy, including infrastructure and systems for trading and valuing fixed income securities and other credit instruments. Prior to the launch of the High Income strategy, we had not operated a fixed income strategy. During 2017, we established our second fixed income strategy, the Credit Opportunities strategy. Our fixed income strategies primarily invest in securities and instruments (such as high yield corporate bonds, secured and unsecured loans, revolving credit facilities and loan participations) and certain derivative securities (such as credit default swaps and futures) with which we previously had no or limited operational experience. The below-investment-grade instruments in which the strategies invest and the debtors to which the strategies are exposed present different risks and/or degrees of risk (including liquidity and legal risks) than our other strategies, which invest primarily in publicly-traded equity securities. In particular, the instruments in which the strategies invest may be less liquid than higher-rated bonds and are not as liquid as most of the publicly-traded equity securities in which our other strategies primarily invest. This potential lack of liquidity may make it more difficult for Artisan High Income Fund to accurately value these securities for purposes of determining the fund’s net asset value per share and, under certain circumstances, may make it more difficult for the fund to manage redemption requests. In order to identify, monitor and mitigate our exposure to these new or increased risks, we implemented or modified a number of policies, procedures and systems and hired new individuals with relevant experience. However, neither the measures we have taken, nor the Credit team’s investment decision-making and execution, can eliminate the risks associated with investing in the instruments described above. Any real or perceived problems with respect to our fixed income strategies (or any of our individual strategies) could negatively impact our reputation and business more generally.
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

Offering private funds also poses risks associated with side by side management and the potential for real or perceived conflicts of interest, which, if not managed correctly, could cause reputational damage, litigation or regulatory proceedings or penalties. We have created or modified a number of policies and procedures, brought in expertise from third party advisors, and implemented training programs in order to identify and mitigate exposure to these new risks. However, we are unable to eliminate the risks associated with offering private funds.
New investment strategies and investment vehicles that we establish in the future will likely present new and different investment, regulatory, operational, distribution and other risks than those presented by our existing strategies. Any real or perceived problems with future strategies or investment vehicles could cause a disproportionate negative impact on our business and reputation.
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
In August 2012, we entered into a $100 million five-year revolving credit agreement and issued $200 million in unsecured notes consisting of $60 million Series A notes that matured in 2017, $50 million Series B notes maturing in 2019, and $90 million Series C notes maturing in 2022. In August 2017, we issued $60 million of Series D notes maturing in 2025, and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million five-year revolving credit facility for an additional five-year period. As of December 31, 2018, no amounts were outstanding on the revolving credit facility. Nevertheless, we continue to have substantial indebtedness outstanding in the amount of $200 million in unsecured notes, which exposes us to risks associated with the use of leverage. Our substantial indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, our notes and revolving credit agreement contain financial and operating covenants that may limit our ability to conduct our business. To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because our debt service obligations are fixed, the portion of our cash flow used to service those obligations could be substantial if our revenues have declined, whether because of market declines or for other reasons. The Series B, Series C and Series D notes bear interest at a rate equal to 5.32%, 5.82% and 4.29% per annum, respectively, and each rate is subject to a 100 basis point increase in the event Artisan Partners Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

Our note purchase agreements and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. For example, the agreements include financial covenants requiring Artisan Partners Holdings not to exceed specified ratios of indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the agreements), or EBITDA, and interest expense to consolidated EBITDA. The agreements also restrict Artisan Partners Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if Artisan’s average assets under management for a fiscal quarter is below $45 billion, Holdings is generally required to offer to pre-pay the unsecured notes. The failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2018, we believe we are in compliance with all of the covenants and other requirements set forth in the agreements.
We provide a range of services to Artisan Funds, Artisan Global Funds, Artisan Private Funds and sub-advised funds which may expose us to liability.
We provide a broad range of administrative services to Artisan Funds, including providing personnel to Artisan Funds to serve as a director and as officers of Artisan Funds and to serve on the valuation and liquidity committee of Artisan Funds, the preparation or supervision of the preparation of Artisan Funds’ regulatory filings, maintenance of board calendars and preparation or supervision of the preparation of board meeting materials, management of compliance and regulatory matters, provision of shareholder services and communications, accounting services including the supervision of the activities of Artisan Funds’ accounting services provider in the calculation of the funds’ net asset values, supervision of the preparation of Artisan Funds’ financial statements and coordination of the audits of those financial statements, tax services including calculation of dividend and distribution amounts and supervision of tax return preparation, and supervision of the work of Artisan Funds’ other service providers. Although less extensive than the range of services we provide to Artisan Funds, we also provide a range of similar services, in addition to investment management services, to Artisan Global Funds and Artisan Private Funds, including personnel to serve as directors. In addition, from time to time we provide information to other funds we advise or sub-advise (or to a person or entity providing administrative services to such a fund) which may be used by those funds in their efforts to comply with various regulatory requirements.
The services we provide to Artisan Funds, Artisan Global Funds, Artisan Private Funds, and other funds may expose us to liability. For example, if we make a mistake in the provision of such services, a fund could incur costs for which we might be liable. In addition, if it were determined that a fund failed to comply with applicable regulatory requirements as a result of our action or our employees’ failure to act, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.
The expansion of our business inside and outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and places additional demands on our resources and employees.
We have expanded and continue to expand our distribution efforts into non-U.S. markets, including the United Kingdom, other European countries, Canada, Australia and certain Middle Eastern, Asian, and African countries. We serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds, that began operations during the first quarter of 2011. Our client relationships outside the United States have grown from 32 as of December 31, 2012 to 131 as of December 31, 2018. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. These clients also may be less accepting of the U.S. practice of payment for certain research products and services through soft dollars or such practices may not be permissible in some jurisdictions. The Markets in Financial Instruments Directive II (“MiFID II”), effective on January 3, 2018, regulates the use of soft dollars to pay for research and other soft dollar services. MiFID II’s soft dollar rules do not directly apply to our business because we currently conduct our investment management activities in the United States. However, in response to MiFID II and the industry-wide changes it may prompt or a change in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses, potentially materially.
Our expansion inside and outside of the United States has required and will continue to require us to incur a number of up-front expenses, including those associated with obtaining and maintaining regulatory approvals and office space, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance. Our U.S.-based employees routinely travel inside and outside the United States as a part of our investment research process, to market our services and to supervise and manage our business and may spend time in one or more states or non-U.S. jurisdictions. Their activities in such states or non-U.S. jurisdictions on our behalf may raise both tax and regulatory issues. If and to the extent we are incorrect in our analysis of the applicability or impact of state or non-U.S. taxes or regulatory requirements, we could incur costs, penalties or be the subject of an enforcement or other action.

Operating our business in non-U.S. markets is generally more expensive than in the United States. Among other expenses, the effective tax rates applicable to our income allocated to some non-U.S. markets may be higher than the effective rates applicable to our income allocated to the United States. In addition, costs related to our distribution and marketing efforts in non-U.S. markets have often been more expensive than comparable costs in the United States. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our continuing expansion outside the United States, our profitability could be adversely affected. Expanding our business into non-U.S. markets may also place significant demands on our existing infrastructure and employees.
The U.K.’s exit from the European Union could affect our future operations in the U.K. and in the other countries of the European Union. Negotiations between the U.K. and the European Union are ongoing and, as a result, the terms of the impending separation remain unclear. We are currently in the process of establishing a subsidiary in Ireland which we expect will distribute our services in the European Union following Brexit and will be regulated by the Central Bank of Ireland. Brexit has added complexity and costs to our global operations and imposed additional risks. Moreover, it has led to regulatory changes and uncertainty and resulted in additional legal and compliance costs. However, we do not currently expect Brexit to have a major impact on our business.
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
Risks Related to our Industry
We are subject to extensive regulation.
We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor under ERISA, and by the Financial Industry Regulatory Authority. The U.S. mutual funds we manage are registered with and regulated by the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisers including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies, which must be adhered to by their investment advisers.
We have expanded and continue to expand our distribution effort into non-U.S. markets, including the United Kingdom, other European countries, Canada, Australia and certain Middle Eastern, African and Asian countries, among others. As a result of our activities in the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority, which imposes a comprehensive system of regulation that is primarily principles-based (compared to the primarily rules-based U.S. regulatory system). As investment manager of Artisan Global Funds, we are subject to regulation by the Central Bank of Ireland which imposes requirements on Ireland-based UCITS funds. We are also subject to regulation in certain other markets in which shares of Artisan Global Funds are offered for sale. Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands, and the Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law.

We are also subject to the requirements of the Australian Securities and Investments Commission, where we operate pursuant to an order of exemption, and of the Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. In addition, we are currently in the process of establishing a subsidiary in Ireland, which will be regulated by the Central Bank of Ireland.
Our business is also subject to the rules and regulations of other countries in which we conduct distribution, marketing and investment management activities. Failure to comply with applicable laws and regulations (including private placement regimes) in the foreign countries where we invest and/or where our clients or prospective clients reside could result in a wide range of penalties and disciplinary actions, including fines, suspensions of personnel, revocations of authorizations, or other sanctions. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities.
In the future, we may further expand our business outside of the United States in such a way or to such an extent that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non-U.S. laws and regulations that do not currently apply to us and with respect to which we do not have compliance experience. Our lack of experience in complying with any such non-U.S. laws and regulations may increase our risk of becoming party to litigation and/or subject to regulatory actions.
As a result of the extensive and complex regulatory environment in which we operate, we face risk of regulatory actions and litigation. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the U.S. or abroad could result in sanctions against us, which could adversely affect our reputation and business.
The regulatory environment in which we operate is subject to continual change, and regulatory developments may adversely affect our business.
We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by courts. It is impossible to determine the extent of the impact of any new U.S. or non-U.S. laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations, or changes in the interpretation or enforcement of existing laws or regulations, could be more difficult and expensive and affect the manner in which we conduct business.
Our ability to function in this frequently changing regulatory environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes. There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries already have resulted in increased scrutiny of the industry and new rules and regulations for mutual funds and investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. See “Regulatory Environment and Compliance”.
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
Risks Related to Our Structure
Control by our stockholders committee of approximately 18% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
As of February 14, 2019, our employees to whom we have granted equity (including our employee-partners) held approximately 18% of the combined voting power of our capital stock and have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employee-partners or other employees, including shares of common stock issued under our Omnibus Incentive Compensation Plan, will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
The stockholders committee currently consists of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members. The stockholders committee’s control of approximately 18% of the combined voting power gives the committee considerable influence in determining the outcome of any shareholder vote, including the election of directors and the approval of transactions.
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
In addition, because the majority of our pre-IPO owners (including members of our board of directors) hold all or a portion of their ownership interests in our business through Artisan Partners Holdings, rather than through Artisan Partners Asset Management, these pre-IPO owners may have conflicting interests with holders of our Class A common stock. For example, our pre-IPO owners may have different tax positions from us which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements, and whether and when Artisan Partners Asset Management should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
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
We are party to two tax receivable agreements. The first tax receivable agreement generally provides for the payment by APAM to the Pre-H&F Corp Merger Shareholder or its assignees of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013, (ii) net operating losses available as a result of the merger, and (iii) tax benefits related to imputed interest.
The second tax receivable agreement generally provides for the payment by APAM to current or former limited partners of Artisan Partners Holdings or their assignees of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to us or exchanged (for shares of Class A common stock, convertible preferred stock or other consideration) and that are created as a result of such sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest.
The payment obligation under the tax receivable agreements is an obligation of APAM, not Artisan Partners Holdings, and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2018; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $576 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $22.11 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2018. Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or approximately $515 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2018, we recorded a $369.4 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2018, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the tax receivable agreements.
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
The tax receivable agreements provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within six months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreements. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements. If we were to elect to terminate the tax receivable agreements associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2018; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2018, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points, we estimate that we would be required to pay approximately $393 million in the aggregate under the tax receivable agreements.

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
There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of December 31, 2018, our Class A limited partners owned approximately 7.2 million Class A common units and AIC owned approximately 3.5 million Class D common units.
For an employee-partner, in each one-year period, the first of which began in the first quarter of 2014, the partner is generally permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. In February 2018, our Board approved the sale of additional shares by certain employee-partners. Those employee-partners were permitted to sell 20% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units in 2018. We expect to permit them to sell the same number of shares during the first quarter of 2019, 2020, 2021 and 2022, subject to their maintaining a minimum dollar amount of firm equity. As of December 31, 2018, our employee-partners owned 8.6 million Class B common units. Approximately 3.0 million of those units are eligible for exchange and sale in the first quarter of 2019. An additional 2.4 million units are eligible for exchange and sale by retired employee-partners in the first quarter of 2019. We may waive or modify these restrictions.
In addition, we have filed a registration statement registering 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. Including the January 2019 grant, we have awarded 8,552,161 restricted stock units or restricted shares of Class A common stock to our employees and employees of our subsidiaries. 5,407,343 of these awards vest pro rata over the five years from the date of issuance and may be sold upon vesting. 3,144,818 of these awards are career awards or franchise awards, which generally will only vest upon the grantee’s qualifying retirement. We may increase the number of shares registered for this purpose from time to time. Once these shares have been issued and have vested, they will be able to be sold in the public market.
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
Anti-takeover provisions in our restated certificate of incorporation and amended and restated bylaws and in the Delaware General Corporation Law, as well as the terms of our equity awards, could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our Class A common stock.
Provisions in our restated certificate of incorporation, amended and restated bylaws and in the Delaware General Corporation Law, or the DGCL, as well as the terms of our equity awards, may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. Those provisions include:

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

•
Except with respect to awards held by our named executive officers, single trigger vesting upon a change in control for all unvested employee equity awards, including all unvested equity awards held by investment team members. Prior to February 2019, our awards generally included double-trigger vesting upon a change in control.

The market price of our Class A common stock could be adversely affected to the extent that the above discourage potential takeover attempts that our stockholders may favor.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We lease all of our office space, including our offices in Milwaukee, Wisconsin; San Francisco, California; Atlanta, Georgia; New York, New York; Wilmington, Delaware; Chicago, Illinois; Denver, Colorado; Sydney; London; Singapore and Toronto. Most of our business operations are based in Milwaukee. Our Chief Executive Officer and Chief Financial Officer, along with other employees, are based in San Francisco. We believe our existing and contracted-for facilities are adequate to meet our requirements.
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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. As of February 14, 2019, there were approximately 109 stockholders of record of our Class A common stock, 33 stockholders of record of our Class B common stock, and 36 stockholders of record of our Class C common stock. These figures do not reflect beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units. There is no trading market for shares of our Class B common stock or Class C common stock.
Performance Graph
The following graph compares the year-end cumulative total stockholder return on our Class A common stock during the five-year period ended December 31, 2018, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices and the reinvestment of all dividends.

	For the years ended December 31,
	2014	2015	2016	2017	2018
Artisan Partners Asset Management, Inc.	$82.89	$63.84	$58.44	$84.78	$52.46
S&P 500 Index	$113.69	$115.26	$129.05	$157.22	$150.33
Dow Jones U.S. Asset Managers Index	$109.78	$98.61	$109.67	$142.19	$106.58
The above table is provided pursuant to SEC regulations and the outcomes are impacted significantly by beginning- and end-point stock price, as well as the price at which dividends are reinvested. A shareholder who invested in APAM at its IPO on March 7, 2013, at the IPO price of $30 per share, and retained all dividends (instead of reinvesting them) would have experienced a 4% annual total return as of December 31, 2018. The information contained in the performance graph and table shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, except to the extent that the company specifically incorporates the information by reference into a document filed under the Securities Act or the Exchange Act.
Dividend Policy
During the first quarter of 2019, our board of directors declared a variable quarterly dividend of $0.56 per share with respect to the December 2018 quarter and a special annual dividend of $1.03 per share. The variable quarterly dividend of $0.56 per share represents approximately 80% of the cash generated in the December 2018 quarter. Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special dividend that will take into consideration total annual cash generation, business conditions, and the amount of cash we want to retain at that time. We expect cash generation will approximately equal adjusted net income plus equity-based compensation expense, adjusting for certain other sources and uses of cash, including capital expenditures.

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
Artisan Partners Holdings’ Distributions
Artisan Partners Holdings has made the following distributions to holders of its partnership units, including APAM, during the periods indicated:

	For the Years Ended December 31,
	2018	2017
	(in millions)
For the quarter ended March 31	$68.3	$38.2
For the quarter ended June 30	$100.4	$100.1
For the quarter ended September 30	$72.5	$77.2
For the quarter ending December 31	$79.6	$97.4
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the Consolidated Financial Statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the total shares of our Class A common stock authorized and issued (or to be issued) under our equity compensation plans as of December 31, 2018:

	As of December 31, 2018
	Issued (or to be issued upon settlement of restricted stock units)(1)	Number of Securities remaining available for future issuance under equity compensation plans	Equity Type
2013 Omnibus Incentive Compensation Plan	7,453,001	6,546,999	Restricted Share Awards Restricted Stock Units
2013 Non-Employee Director Plan	148,184	851,816	Restricted Stock Units
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
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data of Artisan Partners Asset Management as of the dates and for the periods indicated. The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated statements of financial condition data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated statement of financial condition as of December 31, 2016, 2015 and 2014 have been derived from consolidated financial statements not included elsewhere in this document.
The Company adopted revised consolidation accounting guidance (ASU 2015-02) as of January 1, 2016. Upon adoption, Artisan Partners Launch Equity LP (“Launch Equity”), a private investment partnership liquidated in 2014, was deconsolidated and all periods presented in the audited consolidated financial statements were restated to reflect the deconsolidation. Launch Equity was previously accounted for as a consolidated variable interest entity until its operations were dissolved in 2014. For consistency, the selected consolidated statement of financial condition as of December 31, 2014 was restated to reflect the deconsolidation to be presented on the same basis as the annual financial statements.
You should read the following selected historical consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per-share data)
Statements of Operations Data:
Revenues
Management fees
Artisan Funds & Artisan Global Funds	$522.0	$502.6	$470.6	$543.3	$575.4
Separate accounts	303.6	292.7	249.2	260.4	252.3
Performance fees	3.0	0.3	1.1	1.8	1.0
Total revenues	$828.6	$795.6	$720.9	$805.5	$828.7
Operating Expenses
Salaries, incentive compensation and benefits	413.2	390.2	355.8	372.2	350.3
Pre-offering related compensation-share-based awards	—	12.7	28.1	42.1	64.7
Total compensation and benefits	413.2	402.9	383.9	414.3	415.0
Distribution, servicing and marketing	26.5	29.6	32.5	43.6	49.1
Occupancy	18.7	14.5	13.1	12.5	11.3
Communication and technology	37.2	34.1	32.2	25.5	21.0
General and administrative	28.1	28.1	25.0	27.2	25.4
Total operating expenses	523.7	509.2	486.7	523.1	521.8
Operating income (loss)	304.9	286.4	234.2	282.4	306.9
Non-operating income (expense)
Interest expense	(11.2)	(11.4)	(11.7)	(11.7)	(11.6)
Net investment income (loss)	2.1	1.1	1.3	0.4	0.4
Net investment gain (loss) of consolidated investment products	5.7	4.2	—	—	—
Net gain (loss) on the tax receivable agreements	0.3	290.9	0.7	(12.2)	(4.2)
Total non-operating income (expense)	(3.1)	284.8	(9.7)	(23.5)	(15.4)
Income (loss) before income taxes	301.8	571.2	224.5	258.9	291.5
Provision for income taxes	47.6	420.5	51.5	46.8	48.8
Net income (loss) before noncontrolling interests	254.2	150.7	173.0	212.1	242.7
Less: Net income (loss) attributable to noncontrolling interests-Artisan Partners Holdings LP	91.1	99.0	100.0	130.3	173.1
Less: Net income attributable to noncontrolling interests - consolidated investment products	4.8	2.1	—	—	—
Net income attributable to Artisan Partners Asset Management Inc.	$158.3	$49.6	$73.0	$81.8	$69.6

Earnings (loss) per basic and diluted common share	$2.84	$0.75	$1.57	$1.86	$(0.37)
Weighted average basic and diluted common shares outstanding	48.9	44.6	38.1	35.4	27.5
Dividends declared per Class A common share	$3.19	$2.76	$2.80	$3.35	$3.83

	As of December 31,
	2018	2017	2016	2015	2014
Statement of Financial Condition Data:	(in millions)
Cash and cash equivalents	$160.5	$137.3	$156.8	$166.2	$182.3
Total assets	805.0	837.2	936.2	946.5	849.5
Borrowings(1)	200.0	200.0	200.0	200.0	200.0
Total liabilities	630.2	666.5	818.5	829.9	742.0
Redeemable noncontrolling interests	34.3	62.6	—	—	—
Total equity	$140.5	$108.1	$117.7	$116.6	$107.5
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

The following table sets forth certain of our selected operating data as of the dates and for the periods indicated:

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Unaudited Operating Data:	(in millions)
Assets under management(1)	$96,224	$115,494	$96,845	$99,848	$107,915
Net client cash flows(2)	(7,419)	(5,408)	(4,824)	(5,848)	788
Market appreciation (depreciation)(3)	$(11,851)	$24,057	$1,821	$(2,219)	$1,650
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

The following table shows net income, operating income, operating margin and the corresponding adjusted measures for Artisan Partners Asset Management for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in millions)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$158.3	$49.6	$73.0	$81.8	$69.6
Adjusted net income (Non-GAAP)	$226.1	$182.1	$158.7	$197.3	$228.9
Operating income (GAAP)	$304.9	$286.4	$234.2	$282.4	$306.9
Adjusted operating income (Non-GAAP)	$304.9	$299.1	$262.3	$324.5	$371.7
Operating margin (GAAP)	36.8%	36.0%	32.5%	35.1%	37.0%
Adjusted operating margin (Non-GAAP)	36.8%	37.6%	36.4%	40.3%	44.9%
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
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of December 31, 2018, our nine autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2018, approximately 79% of our assets under management were managed for clients and investors domiciled in the U.S. and 21% of our assets under management were managed for clients and investors domiciled outside of the U.S. Over the last five years we have grown our assets under management from clients and investors domiciled outside of the U.S. from $11.9 billion as of December 31, 2013, to $19.9 billion as of December 31, 2018.
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
During the year ended December 31, 2018, our assets under management decreased to $96.2 billion, a decrease of $19.3 billion, or 16.7%, compared to $115.5 billion at December 31, 2017, as a result of $11.9 billion in market depreciation and $7.4 billion of net client cash outflows. Average assets under management for the year ended December 31, 2018 was $113.8 billion, an increase of 4.6% from the average of $108.8 billion for the year ended December 31, 2017.
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
Revenues were $829 million for the year ended December 31, 2018, a 4% increase from revenues of $796 million in the prior year. GAAP operating margin was 36.8% for the year ended December 31, 2018, compared to 36.0% for the year ended December 31, 2017. Adjusted operating margin was 36.8% for the year ended December 31, 2018, compared to 37.6% for the year ended December 31, 2017.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, the U.S. federal corporate tax rate decreased from 35% to 21%, which was the largest driver of lowering APAM’s effective tax rate to 15.8% for the year ended December 31, 2018. The estimated adjusted effective tax rate decreased from 37% for the year ended December 31, 2017 to 23.5% for the year ended December 31, 2018.
Business highlights for 2018 included:

•
Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Net of fees, 15 of our 17 strategies have generated meaningful out-performance relative to their broad-based benchmarks since inception.

•	We recruited Rezo Kanovich and re-configured the Non-U.S. Small-Cap Growth strategy into the Non-U.S. Small-Mid Growth strategy to give Mr. Kanovich and his analysts greater degrees of freedom.

•	We evolved the Global Value Team into two distinct and autonomous investment teams — the International Value team led by David Samra and the Global Value team led by Daniel O’Keefe.

•	We earned $828.6 million in revenue, an increase of 4% compared to the prior year.

•
Our GAAP operating margin was 36.8% compared to 36.0% in 2017. Adjusted operating margin was 36.8%, down slightly from 37.6% in 2017 as we reinvested in talent, technology and resources, and new investment strategies.

•
We generated $2.84 of earning per basic and diluted share and $2.94 of adjusted EPS. We declared and distributed dividends of $3.19 per share of Class A common stock during 2018, and have declared a total of $3.39 of dividends with respect to 2018.

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
Our employees and other limited partners of Holdings held approximately 30% of the equity interests in Holdings as of December 31, 2018. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2018 Follow-On Offering and Holdings Unit Exchanges
On February 27, 2018, APAM completed an offering of 644,424 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 644,424 common units from certain limited partners of Holdings. In connection with the offering, APAM received 644,424 GP units of Holdings.
During the year ended December 31, 2018, certain limited partners of Holdings exchanged 1,590,611 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,590,611 shares of Class A common stock. In connection with the exchanges, APAM received 1,590,611 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 67% at December 31, 2017 to 70% at December 31, 2018, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
S&P 500 total returns	(4.4)%	21.8%	12.0%
MSCI All Country World total returns	(9.4)%	24.0%	7.9%
MSCI EAFE total returns	(13.8)%	25.0%	1.0%
Russell Midcap® total returns	(9.1)%	18.5%	13.8%
MSCI Emerging Markets Index	(14.6)%	37.3%	11.2%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	(2.3)%	7.5%	17.5%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in millions)
Assets under management at period end	$96,224	$115,494	$96,845
Average assets under management(1)	$113,769	$108,754	$96,281
Net client cash flows	$(7,419)	$(5,408)	$(4,824)
Total revenues	$829	$796	$721
Weighted average fee(2)	72.9 bps	73.1 bps	74.8 bps
Operating margin	36.8%	36.0%	32.5%
Adjusted operating margin(3)	36.8%	37.6%	36.4%
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
Management fees and assets under management within our consolidated investment products are excluded from the weighted average fee calculations and from total revenues, since any such revenues are eliminated upon consolidation. Assets under management within Artisan Private Funds are included in the reported firm-wide, separate account, and institutional assets under management figures reported below.
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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products, strategies, vehicles or services that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Beginning assets under management	$115,494	$96,845	$99,848
Gross client cash inflows	18,693	16,380	18,489
Gross client cash outflows	(26,112)	(21,788)	(23,313)
Net client cash flows	(7,419)	(5,408)	(4,824)
Market appreciation (depreciation) (1)	(11,851)	24,057	1,821
Ending assets under management	$96,224	$115,494	$96,845
Average assets under management	$113,769	$108,754	$96,281
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into US dollars. The impact was immaterial for the periods presented.
Net client cash flows for the years ended December 31, 2018, 2017 and 2016 included net outflows of approximately $852 million, $510 million, and $294 million, respectively, from Artisan Funds annual income and capital gains distributions, net of reinvestments.
Across the firm, we experienced total net outflows of $7.4 billion during the year ended December 31, 2018. Our U.S. Mid-Cap Growth, Non-U.S. Growth, and U.S. Mid-Cap Value strategies had net outflows of $3.6 billion, $3.3 billion, and $1.4 billion, respectively. In the aggregate, the rest of our strategies had approximately $1.0 billion of net inflows during 2018. We expect net outflows from the U.S. Mid-Cap Growth, U.S. Mid-Cap Value, and Non-U.S. Growth strategies to continue to weigh on our firm-wide net flows.
In October 2018, Rezo Kanovich joined Artisan as a managing director and portfolio manager on the Global Equity team. Effective October 15, 2018, he became sole portfolio manager of the Non-U.S. Small-Mid Growth strategy (formerly the Non-U.S. Small-Cap Growth strategy) and the strategy re-opened to new investors.
Effective October 1, 2018, each of the four Associate Portfolio Managers on the Global Value team were promoted to Co-Portfolio Managers. Concurrently, the Artisan Global Value team evolved into two distinct and autonomous investment teams — the International Value team led by David Samra and the Global Value team led by Daniel O’Keefe.
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
As of the date of this filing, our Non-U.S. Value and U.S. Small-Cap Growth strategies are closed to most new investors and client relationships. Our Global Opportunities strategy is open across pooled vehicles, but closed to most new separate account clients. We may selectively accept additional separate account clients in that strategy, but we are managing asset flows into that strategy with a bias towards assets from pooled vehicles. Our Non-U.S. Growth and U.S. Mid-Cap Growth strategies were reopened across all vehicles effective February 1, 2019. Our Global Value strategy was reopened across all vehicles effective February 19, 2019.
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
The table below sets forth the total assets under management for our investment teams and strategies as of December 31, 2018, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2018. Returns for periods less than one year are not annualized.

	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross)					Average Annual Value-Added(1) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$14,740	(7.92)%	8.84%	7.86%	16.10%	9.27%	537
MSCI All Country World Index			(9.42)%	6.59%	4.26%	9.45%	3.90%
Global Discovery	9/1/2017	112	(1.93)%				2.94%	473
MSCI All Country World Index			(9.42)%				(1.79)%
U.S. Mid-Cap Growth Strategy	4/1/1997	9,049	(2.74)%	5.95%	5.64%	16.06%	14.18%	463
Russell® Midcap Index			(9.06)%	7.04%	6.26%	14.02%	9.55%
Russell® Midcap Growth Index			(4.75)%	8.59%	7.41%	15.11%	8.59%
U.S. Small-Cap Growth Strategy	4/1/1995	2,350	3.54%	12.41%	7.70%	17.05%	10.25%	164
Russell® 2000 Index			(11.01)%	7.36%	4.41%	11.97%	8.61%
Russell® 2000 Growth Index			(9.31)%	7.23%	5.13%	13.51%	7.19%
Global Equity Team
Global Equity Strategy	4/1/2010	1,271	(1.95)%	9.16%	6.83%		11.30%	451
MSCI All Country World Index			(9.42)%	6.59%	4.26%		6.79%
Non-U.S. Growth Strategy	1/1/1996	21,181	(9.80)%	2.90%	1.31%	9.30%	9.56%	534
MSCI EAFE Index			(13.79)%	2.87%	0.53%	6.31%	4.22%
Non-U.S. Small-Mid Growth Strategy(2)	1/1/2019	515
MSCI ACWI ex US Small Cap Index
MSCI ACWI ex US SMID Index
U.S. Value Team
Value Equity Strategy	7/1/2005	2,172	(13.73)%	9.53%	5.00%	11.86%	7.13%	(83)
Russell® 1000 Index			(4.78)%	9.08%	8.21%	13.27%	7.96%
Russell® 1000 Value Index			(8.27)%	6.95%	5.94%	11.17%	6.49%
U.S. Mid-Cap Value Strategy	4/1/1999	4,405	(12.53)%	7.19%	2.91%	12.14%	12.03%	343
Russell® Midcap Index			(9.06)%	7.04%	6.26%	14.02%	8.60%
Russell® Midcap Value Index			(12.29)%	6.05%	5.44%	13.02%	8.93%
International Value Team(3)
Non-U.S. Value Strategy	7/1/2002	17,681	(14.71)%	4.40%	2.71%	11.07%	11.12%	575
MSCI EAFE Index			(13.79)%	2.87%	0.53%	6.31%	5.37%
Global Value Team(3)
Global Value Strategy	7/1/2007	17,113	(12.02)%	6.53%	4.73%	12.77%	7.35%	407
MSCI All Country World Index			(9.42)%	6.59%	4.26%	9.45%	3.28%
Emerging Markets Team
Emerging Markets Strategy	7/1/2006	179	(14.20)%	12.33%	4.17%	8.66%	5.03%	53
MSCI Emerging Markets Index			(14.58)%	9.24%	1.65%	8.02%	4.50%
Credit Team
High Income Strategy	4/1/2014	2,803	(0.72)%	8.08%			6.03%	265
ICE BofAML US High Yield Master II Total Return Index			(2.26)%	7.26%			3.38%
Developing World Team
Developing World Strategy	7/1/2015	1,993	(14.53)%	9.77%			4.51%	236
MSCI Emerging Markets Index			(14.58)%	9.24%			2.15%
Thematic Team
Thematic Strategy	5/1/2017	448	11.55%				24.80%	1,968
S&P 500 Index			(4.38)%				5.12%

Other Assets Under Management(4)		212
Total Assets Under Management		$96,224
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized. The Artisan High Income strategy may hold loans and other security types, including securities with lower credit ratings, that may not be included in the ICE BofA Merrill Lynch High Yield Master II Index. At times, this causes material differences in relative performance. The Global Equity, Global Discovery and Thematic strategies’ investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

(2) Effective December 4, 2018, the Non-U.S. Small-Cap Growth strategy was re-named the Non-U.S. Small-Mid Growth strategy and the strategy was given increased degrees of freedom to invest in both small and mid-cap companies around the world. In connection with that change, the strategy’s prior composite was terminated and a new composite began on January 1, 2019. Consequently, historical performance information has been omitted from this presentation.

(3) Effective October 1, 2018, the Global Value Team became two distinct and autonomous investment teams, the International Value Team and Global Value Team.
(4) Other Assets Under Management includes AUM managed by the Credit Team in the Credit Opportunities strategy and by the Thematic Team in the Thematic Long/Short strategy, respectively. Strategy specific information has been omitted.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team
Year Ended	Growth	Global Equity	U.S. Value	International Value(3)	Global Value(3)	Emerging Markets	Credit	Developing World	Thematic	Total
December 31, 2018	(in millions)
Beginning assets under management	$30,628	$29,235	$8,765	$21,757	$19,930	$282	$2,554	$2,253	$90	$115,494
Gross client cash inflows	5,121	3,466	1,027	3,758	2,405	28	1,443	893	552	18,693
Gross client cash outflows	(7,967)	(7,044)	(2,177)	(4,434)	(2,540)	(97)	(1,079)	(742)	(32)	(26,112)
Net client cash flows	(2,846)	(3,578)	(1,150)	(676)	(135)	(69)	364	151	520	(7,419)
Market appreciation (depreciation)	(1,531)	(2,690)	(1,038)	(3,400)	(2,682)	(34)	(58)	(411)	(7)	(11,851)
Net transfers(1)	—	—	—	—	—	—	—	—	—	—
Ending assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Average assets under management	$30,967	$27,908	$8,207	$20,962	$19,909	$237	$2,945	$2,379	$255	$113,769
December 31, 2017
Beginning assets under management	$25,714	$25,510	$8,588	$17,855	$16,085	$228	$1,878	$987	$—	$96,845
Gross client cash inflows	4,399	2,942	1,592	2,822	2,277	14	1,168	1,080	86	16,380
Gross client cash outflows	(6,153)	(6,818)	(2,517)	(3,043)	(2,278)	(53)	(672)	(253)	(1)	(21,788)
Net client cash flows	(1,754)	(3,876)	(925)	(221)	(1)	(39)	496	827	85	(5,408)
Market appreciation (depreciation)	6,668	7,601	1,102	4,235	3,734	93	180	439	5	24,057
Net transfers(1)	—	—	—	(112)	112	—	—	—	—	—
Ending assets under management	$30,628	$29,235	$8,765	$21,757	$19,930	$282	$2,554	$2,253	$90	115,494
Average assets under management(2)	$29,366	$28,060	$8,719	$19,896	$18,487	$280	$2,294	$1,632	$28	108,754
December 31, 2016
Beginning assets under management	$24,929	$32,434	$10,369	$16,257	$13,925	$571	$989	$374	$—	$99,848
Gross client cash inflows	5,803	3,897	1,650	3,091	2,292	10	1,094	652	—	18,489
Gross client cash outflows	(5,353)	(7,885)	(5,264)	(2,438)	(1,440)	(401)	(424)	(108)	—	(23,313)
Net client cash flows	450	(3,988)	(3,614)	653	852	(391)	670	544	—	(4,824)
Market appreciation (depreciation)	335	(2,936)	1,833	944	1,309	48	219	69	—	1,821
Net transfers(1)	—	—	—	—	—	—	—	—	—	—
Ending assets under management	$25,714	$25,510	$8,588	$17,854	$16,086	$228	$1,878	$987	$—	$96,845
Average assets under management	$24,535	$29,216	$8,733	$16,834	$14,448	$293	$1,527	$694	$—	96,281
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle into another strategy or vehicle.
(2) For the Thematic team, average assets under management is for the period between April 24, 2017, when the team’s first strategy began investment operations, and December 31, 2017.
(3) Effective October 1, 2018, the Global Value Team became two distinct and autonomous investment teams, the International Value team and Global Value team. For comparability purposes, historical assets under management for both teams are presented as though they were distinct teams prior to October 1, 2018.

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

	As of December 31, 2018		As of December 31, 2017		As of December 31, 2016
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total

Institutional	$63,543	66.0%	$76,176	66.0%	$64,113	66.2%
Intermediary	28,363	29.5%	34,172	29.6%	27,925	28.8%
Retail	4,318	4.5%	5,146	4.4%	4,807	5.0%
Ending Assets Under Management(1)	$96,224	100.0%	$115,494	100.0%	$96,845	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 13% of our total assets under management as of December 31, 2018.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts(2)	Total
December 31, 2018	(in millions)
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	13,863	4,830	18,693
Gross client cash outflows	(18,155)	(7,957)	(26,112)
Net client cash flows	(4,292)	(3,127)	(7,419)
Market appreciation (depreciation)	(6,065)	(5,786)	(11,851)
Net transfers(1)	(338)	338	—
Ending assets under management	$46,654	$49,570	$96,224
Average assets under management	$56,792	$56,978	$113,769
December 31, 2017
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	12,448	3,932	16,380
Gross client cash outflows	(15,584)	(6,204)	(21,788)
Net client cash flows	(3,136)	(2,272)	(5,408)
Market appreciation (depreciation)	11,674	12,383	24,057
Net transfers(1)	(556)	556	—
Ending assets under management	$57,349	$58,145	$115,494
Average assets under management	$54,552	$54,225	$108,754
December 31, 2016
Beginning assets under management	$53,526	$46,322	$99,848
Gross client cash inflows	13,101	5,388	18,489
Gross client cash outflows	(17,715)	(5,598)	(23,313)
Net client cash flows	(4,614)	(210)	(4,824)
Market appreciation (depreciation)	604	1,217	1,821
Net transfers(1)	(149)	149	—
Ending assets under management	$49,367	$47,478	$96,845
Average assets under management	$50,908	$45,373	96,281
(1)Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle, or account and into another strategy, vehicle, or account.

(2)Separate account AUM consists of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. Separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in Artisan Private Funds.

Artisan Funds and Artisan Global Funds
As of December 31, 2018, Artisan Funds comprised $43.0 billion, or 44%, of our assets under management. For the year ended December 31, 2018, fees from Artisan Funds represented $487.0 million, or 59%, of our revenues. Our contractual tiered fee rates for the series of Artisan Funds range from 0.625% to 1.05% of fund assets, depending on the strategy, the amount invested and other factors.
As of December 31, 2018, Artisan Global Funds comprised $3.6 billion, or 4%, of our assets under management. Our contractual fee rates for Artisan Global Funds range from 0.75% to 1.75% of assets under management. For the year ended December 31, 2018, fees from Artisan Global Funds represented $35.0 million, or 4%, of our revenues.
The weighted average rate of fee paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.919%, 0.921%, and 0.924%, for the years ended December 31, 2018, 2017 and 2016, respectively.

Separate Accounts
Separate accounts comprised $49.6 billion, or 52%, of our assets under management as of December 31, 2018. For the year ended December 31, 2018, fees from separate accounts represented $306.6 million, or 37%, of our revenues. Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in Artisan Private Funds.
For traditional separate account clients, we generally impose standard fee schedules that vary by investment strategy and, through the application of standard breakpoints, reflect the size of the account and client relationship, with tiered rates of fee currently ranging from 0.40% of assets under management to 1.00% of assets under management. There are a number of exceptions to our standard fee schedules, including exceptions based on the nature of our relationship with the client and the value of the assets under our management in that relationship. In general, our effective rate of fee for a particular client relationship declines as the assets we manage for that client increase, which we believe is typical for the asset management industry.
The weighted average rate of fee paid by our separate account clients in the aggregate was 0.538%, 0.540%, and 0.550% for the years ended December 31, 2018, 2017 and 2016, respectively. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
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
A small number of our separate account clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. Artisan Private Funds also pay performance fees in the form of incentive allocations. Management fees and performance fees earned from consolidated investment products are eliminated from revenue upon consolidation.
The following table sets forth revenues we earned under our investment management agreements with Artisan Funds and Artisan Global Funds and on the separate accounts that we managed as well as average assets under management for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Revenues
Management fees
Artisan Funds & Artisan Global Funds	$522.0	$502.6	$470.6
Separate accounts	303.6	292.7	249.2
Performance fees	3.0	0.3	1.1
Total revenues	$828.6	$795.6	$720.9
Average assets under management for period	$113,769	$108,754	$96,281
For the years ended December 31, 2018, 2017 and 2016, approximately 84%, 85% and 89%, respectively, of our investment management fees were earned from clients located in the United States.

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
Incentive compensation is one of the most significant parts of the total compensation of our senior employees. The aggregate amount of cash incentive compensation paid to members of our investment teams and senior members of our marketing and client service teams is based on formulas that are tied directly to revenues. For each of our investment teams, incentive compensation generally represents 25% of the asset-based management fees and a share of performance-based fees generated by assets under management in the team’s strategy or strategies. Incentive compensation paid to other employees is discretionary and subjectively determined based on individual performance and our overall results during the applicable year.
Certain compensation and benefits expenses are seasonal, such as employer funded retirement and health care contributions and payroll taxes. Historically these costs have added approximately $3.5 million to our costs in the first quarter of each calendar year.
We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. The awards consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata annual time vesting over 5 years and (2) qualifying retirement (as defined in the award agreements). Beginning in 2019, subject to execution of definitive documentation, members of investment teams who otherwise would have received career awards will receive an equal number of franchise awards. Franchise awards are identical to career awards, except with respect to the Franchise Protection Clause, which applies to current or future portfolio managers. The Franchise Protection Clause provides that the total number of franchise awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the portfolio manager’s investment team during a 3-year measurement period beginning on the date of the portfolio manager’s retirement notice exceeds a set threshold.
Compensation expense related to the equity awards is recognized based on the estimated grant date fair value, for only those awards that vest, on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for awards that have been granted to date.
Our board of directors approved the grant of 1,518,974 restricted share-based awards to certain of our employees during 2018 and 963,000 restricted share-based awards in January 2019. The 2018 grant consisted of both standard restricted awards and career awards, and the 2019 grant consisted of standard restricted awards, career awards and franchise awards, as described above.
Total compensation expense, which will be recognized on a straight-line basis over the requisite service period, is expected to be approximately $59.4 million and approximately $22.1 million, for the 2018 and January 2019 awards, respectively. Our first annual post-IPO equity grant, which was made in July 2013, became fully vested in August 2018. Including the January 2019 grant, we expect the expense related to post-IPO equity compensation to be approximately $12 million, $12 million, $10 million and $9 million in the March, June, September, and December quarters of 2019, respectively.
Since the IPO and including the January 2019 grant, our board of directors has approved the grant of 8,552,161 restricted share-based awards. Total unrecognized non-cash compensation expense for these awards is $125 million. We expect to continue to make equity grants each year, though the form and structure of equity awards may change as we seek to maximize alignment between our employees and our clients, investors, partners, and shareholders. The actual size of the expense over time will depend primarily on the number of awards granted and our stock price at the time the grants are made. The amount of equity granted will vary from year to year and will be influenced by our results and other factors. From time to time, we may make individual equity grants to people we hire.

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
Distribution, Servicing and Marketing
Distribution, servicing and marketing expenses primarily represent payments we make to broker-dealers, financial advisors, defined contribution plan providers, mutual fund supermarkets and other intermediaries for selling, servicing and administering accounts invested in shares of Artisan Funds. Artisan Funds authorizes intermediaries to accept purchase, exchange, and redemption orders for shares of Artisan Funds on behalf of Artisan Funds. Many intermediaries charge a fee for those services. Artisan Funds pays a portion of such fees, which are intended to compensate the intermediary for its provision of services of the type that would be provided by Artisan Funds’ transfer agent or other service providers if the shares were registered directly on the books of Artisan Funds’ transfer agent. Like the investment management fees we earn as adviser to Artisan Funds, distribution, servicing and marketing fees typically vary with the value of the assets invested in shares of Artisan Funds. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us, at a minimum, all costs attributable to the marketing and distribution of shares of Artisan Funds. A significant portion of Artisan Funds’ shares are held by investors through intermediaries to which we pay distribution, servicing and marketing expenses.
Total distribution, servicing and marketing fees will increase as we increase our assets under management sourced through intermediaries that charge these fees or similar fees. The amount we pay to intermediaries for distribution and administrative services varies by share class. As assets have transferred from the Investor share class to the Advisor and Institutional share class, the amount we have paid for distribution, servicing and marketing has decreased. Consistent with the experience of other investment managers, as the foregoing expenses have decreased, we have recently seen increased requests from intermediaries for alternative forms of compensation, which could over time be material.
Occupancy
Occupancy expenses include operating leases for facilities, furniture and office equipment, miscellaneous facility related costs and depreciation expense associated with furniture purchases and leasehold improvements.
We plan to exit an office space during 2019 related to investment team relocations, which we expect will result in approximately $2 million of one-time expenses in the first quarter of 2019. We expect 2019 occupancy expenses will be approximately $22 million, including the one-time exit charges.
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
On behalf of our mutual fund and separate account clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. There is a trend in our industry for investment managers to bear an increased portion, or all, of these costs. Our operating expenses will increase to the extent that we decide to bear a portion or all of the costs of research directly, rather than relying on the use of soft dollars, and the increase could be material. We believe that all research products and services we acquire through soft dollars are within the safe harbor provided by Section 28(e) of the Exchange Act.
We expect 2019 communication and technology expenses will be approximately $40 million, as we continue to make investments in our business.

General and Administrative
General and administrative expenses include professional fees, travel and entertainment, state and local taxes, directors’ and officers’ liability insurance, director fees, and other miscellaneous expenses we incur in operating our business.
Non-Operating Income (Expense)
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
$50 million of the unsecured notes mature in August 2019. We currently expect to refinance the notes.
Net Investment Gain (Loss) of Consolidated Investment Products
Net investment gain (loss) of consolidated investment products represents the realized and unrealized investment gains (losses) related to investment products that are included in our consolidated financial statements because Artisan holds a controlling financial interest in the respective investment entities. Significant portions of net investment gain (loss) of consolidated investment products are offset by noncontrolling interests in our Consolidated Statements of Operations.
Net Investment Income
Net investment income includes realized investment gains (losses) related to unconsolidated investment products, income earned on excess cash balances, and dividends earned on unconsolidated equity securities. As of January 1, 2018, accounting standards require all equity investments to be measured at fair value with changes in fair value recognized through net income. As a result, 2018 net investment income also includes unrealized investment gains (losses) related to unconsolidated investment products.
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
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state, and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that a portion of Holdings’ taxable earnings are not subject to corporate level taxes. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanent items, including pre-IPO share-based compensation expenses, that are not deductible for tax purposes. Pre-IPO share based compensation awards became fully vested on July 1, 2017 and therefore the related impact to the effective tax rate no longer exists after July 1, 2017. The effective tax rate is also affected by the discrete tax impact of dividends on unvested share-based awards and vesting of restricted share-based awards; however, those items have not had a significant impact on our effective tax rate.
As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.

Results of Operations
Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

	For the Years Ended December 31,		Period-to-Period
	2018	2017	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$828.6	$795.6	$33.0	4%
Operating Expenses
Total compensation and benefits	413.2	402.9	10.3	3%
Other operating expenses	110.5	106.3	4.2	4%
Total operating expenses	523.7	509.2	14.5	3%
Total operating income	304.9	286.4	18.5	6%
Non-operating income (expense)
Interest expense	(11.2)	(11.4)	0.2	2%
Other non-operating income	8.1	296.2	(288.1)	(97)%
Total non-operating income (expense)	(3.1)	284.8	(287.9)	(101)%
Income before income taxes	301.8	571.2	(269.4)	(47)%
Provision for income taxes	47.6	420.5	(372.9)	(89)%
Net income before noncontrolling interests	254.2	150.7	103.5	69%
Less: Noncontrolling interests - Artisan Partners Holdings	91.1	99.0	(7.9)	(8)%
Less: Noncontrolling interests - consolidated investment products	4.8	2.1	2.7	129%
Net income attributable to Artisan Partners Asset Management Inc.	$158.3	$49.6	$108.7	219%
Share Data
Basic and diluted earnings per share	$2.84	$0.75
Basic and diluted weighted average number of common shares outstanding	48,862,435	44,647,318
Revenues
The increase in revenues of $33.0 million, or 4%, for the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven primarily by a $5.0 billion, or 5%, increase in our average assets under management. The weighted average investment management fee was 72.9 basis points for the year ended December 31, 2018, compared to 73.1 basis points for the year ended December 31, 2017. The following table sets forth the weighted average fee (which reflects the additional services we provide to pooled vehicles) and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2018	2017	2018	2017
	(dollars in millions)
Investment management fees	$306.6	$293.0	$522.0	$502.6
Weighted average fee	53.8 basis points	54.0 basis points	91.9 basis points	92.1 basis points
Percentage of ending AUM	52%	50%	48%	50%

Operating Expenses
The increase in total operating expenses of $14.5 million, or 3%, for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily a result of higher compensation expense due to increased revenues, an increase in equity-based compensation expense related to additional post-IPO equity grants, an increase in occupancy and technology expense, and an increase in salary and benefit costs including onboarding costs for personnel additions related to the Non-U.S. Small-Mid Growth strategy. These increases were partially offset by the completed amortization of pre-offering related equity compensation expense in 2017 and a decrease in third-party distribution expense.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2018	2017	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$360.3	$341.1	$19.2	6%
Restricted share-based award compensation expense	52.9	49.1	3.8	8%
Total salaries, incentive compensation and benefits	413.2	390.2	23.0	6%
Pre-offering related compensation - share-based awards	—	12.7	(12.7)	(100)%
Total compensation and benefits	$413.2	$402.9	$10.3	3%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation and benefits was driven primarily by a $10.2 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue. The remaining increase is primarily due to costs associated with an increase in the number of employees, including additional investment team personnel.
In October 2018, we onboarded an experienced and recognized leader to assume portfolio management responsibilities of the Non-U.S. Small-Cap Growth strategy, which was subsequently re-named the Non-U.S. Small-Mid Growth strategy. We also hired two experienced analysts with whom the portfolio manager previously worked. These investments resulted in incremental expense of $5 million in 2018. We expect the 2019 incremental expense to be approximately $4 million to $5 million, net of the investment team revenue share generated by the Non-U.S. Small-Mid Growth strategy.
Restricted share-based award compensation expense increased $3.8 million primarily as a result of our February 2018 grant, partially offset by the impact of the Company’s 2013 equity grants becoming fully amortized during the year.

Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards, decreased $12.7 million as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
Total salaries, incentive compensation and benefits was 50% and 49% of our revenues for the years ended December 31, 2018 and 2017, respectively.
Other operating expenses
Other operating expenses increased $4.2 million for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to increased occupancy and technology expenses. During 2018, we incurred approximately $3.1 million of incremental occupancy expense related to office relocations of several investment teams. The increased expense includes overlapping rent during the construction of new facilities, accelerated depreciation expense, and accelerated expense for the remaining lease costs to be incurred for an exited location.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Years Ended December 31,		Period-to-Period
	2018	2017	$	%
	(in millions)
Interest expense	$(11.2)	$(11.4)	$0.2	2%
Net investment gain (loss) of consolidated investment products	5.7	4.2	1.5	36%
Net investment income	2.1	1.1	1.0	91%
Net gain (loss) on the tax receivable agreements	0.3	290.9	(290.6)	(100)%
Total non-operating income (expense)	$(3.1)	$284.8	$(287.9)	(101)%
For year ended December 31, 2017, $290.4 million of the gain on the tax receivable agreements was due to a measurement change in deferred tax assets resulting from Tax Reform.
Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2018 and 2017 was 15.8% and 73.6%, respectively. The decrease in effective tax rate was primarily due to the enactment of Tax Reform in December 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%. The lower U.S. federal corporate tax rate reduced the tax rate used to measure our deferred tax assets from 37.0% to 23.5% as of December 31, 2017, which reduced our deferred tax assets by $352 million with a corresponding increase to the provision for income taxes for the year ended December 31, 2017.
For the year ended December 31, 2018, approximately 33% of Holdings’ earnings were not subject to corporate-level taxes compared to approximately 38% for the year ended December 31, 2017. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2018, compared to the year ended December 31, 2017, as a result of stock offerings, unit exchanges, and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	For the Years Ended December 31,		For the Period-to-Period
	2017	2016	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$795.6	$720.9	$74.7	10%
Operating Expenses
Total compensation and benefits	402.9	383.9	19.0	5%
Other operating expenses	106.3	102.8	3.5	3%
Total operating expenses	509.2	486.7	22.5	5%
Total operating income	286.4	234.2	52.2	22%
Non-operating income (expense)
Interest expense	(11.4)	(11.7)	0.3	3%
Other non-operating income	296.2	2.0	294.2	14,710%
Total non-operating income (expense)	284.8	(9.7)	294.5	3,036%
Income before income taxes	571.2	224.5	346.7	154%
Provision for income taxes	420.5	51.5	369.0	717%
Net income before noncontrolling interests	150.7	173.0	(22.3)	(13)%
Less: Noncontrolling interests - Artisan Partners Holdings	99.0	100.0	(1.0)	(1)%
Less: Noncontrolling interests - consolidated investment products	$2.1	$—	$2.1	100%
Net income attributable to Artisan Partners Asset Management Inc.	$49.6	$73.0	$(23.4)	(32)%
Share Data
Basic and diluted earnings per share	$0.75	$1.57
Basic and diluted weighted average number of common shares outstanding	44,647,318	38,137,810
Revenues
The increase in revenues of $74.7 million, or 10%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven primarily by a $12.5 billion, or 13%, increase in our average assets under management, partially offset by a decline in the weighted average investment management fee. The weighted average investment management fee of 73.1 basis points for the year ended December 31, 2017 decreased from 74.8 basis points for the year ended December 31, 2016 primarily due to the increase in proportion of total assets managed in separate accounts.
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
Pre-offering related compensation expense, which consists of the amortization expense on pre-offering Class B awards decreased $15.4 million, as the remaining awards became fully vested during 2017. As of July 1, 2017, all Class B awards were fully vested.
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
Non-Operating Income (Expense)
Non-operating income (expense) for the year ended December 31, 2017 includes $290.9 million of income relating to changes in the estimate of the payment obligation under the tax receivable agreements, including changes relating to Tax Reform, compared to $0.7 million of income for the year ended December 31, 2016. The effect of changes in that estimate after the date of an exchange or sale is included in net income.
Non-operating income (expense) for the year ended December 31, 2017 also includes $4.2 million of income related to investment gains of consolidated investment products.

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
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2017, compared to the year ended December 31, 2016, as a result of stock offerings, unit exchanges, and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), (3) net investment gain (loss) of investment products, and (4) the adjustment to deferred taxes as a result of Tax Reform. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), (3) net investment gain (loss) of investment products, and (4) the adjustment to deferred taxes as a result of Tax Reform. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 23.5% for the year ended December 31, 2018, and 37.0% for the years ended December 31, 2017 and 2016.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$158.3	$49.6	$73.0
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	91.1	99.0	100.0
Add back: Provision for income taxes	47.6	420.5	51.5
Add back: Pre-offering related compensation - share-based awards	—	12.7	28.1
Add back: Net (gain) loss on the tax receivable agreements	(0.3)	(290.9)	(0.7)
Add back: Net investment (gain) loss of investment products attributable to APAM	(1.1)	(1.9)	—
Less: Adjusted provision for income taxes	69.5	106.9	93.2
Adjusted net income (Non-GAAP)	$226.1	$182.1	$158.7

Average shares outstanding
Class A common shares	48.9	44.6	38.1
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	4.8	4.2	3.6
Artisan Partners Holdings units outstanding (noncontrolling interest)	23.3	26.8	32.8
Adjusted shares	77.0	75.6	74.5

Basic and diluted earnings per share (GAAP)	$2.84	$0.75	$1.57
Adjusted net income per adjusted share (Non-GAAP)	$2.94	$2.41	$2.13

Operating income (GAAP)	$304.9	$286.4	$234.2
Add back: Pre-offering related compensation - share-based awards	—	12.7	28.1
Adjusted operating income (Non-GAAP)	$304.9	$299.1	$262.3

Operating margin (GAAP)	36.8%	36.0%	32.5%
Adjusted operating margin (Non-GAAP)	36.8%	37.6%	36.4%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$158.3	$49.6	$73.0
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	91.1	99.0	100.0
Add back: Pre-offering related compensation - share-based awards	—	12.7	28.1
Add back: Net (gain) loss on the tax receivable agreements	(0.3)	(290.9)	(0.7)
Add back: Net investment (gain) loss of investment products attributable to APAM	(1.1)	(1.9)	—
Add back: Interest expense	11.2	11.4	11.7
Add back: Provision for income taxes	47.6	420.5	51.5
Add back: Depreciation and amortization	5.7	5.3	5.2
Adjusted EBITDA (Non-GAAP)	$312.5	$305.7	$268.8

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$160.5	$137.3
Accounts receivable	$67.7	$76.7
Seed investments(1)	$48.3	$40.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments includes investment securities in unconsolidated sponsored investment entities, as well as Artisan’s direct equity investments in consolidated investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2018, none of our receivables were considered uncollectable.
We utilize capital to make seed investments in Artisan-sponsored funds to support the development of new strategies. As of December 31, 2018, the balance of all seed investments, including investments in consolidated investment products, was $48.3 million. The seed investments are generally redeemable at our discretion.
In August 2012, we issued $200 million in unsecured notes and entered into a $100 million five-year revolving credit facility. The notes were comprised of three series, Series A, Series B, and Series C, each with a balloon payment at maturity.
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A senior notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2018.
In September 2017, we amended the 2012 Note Purchase Agreement with respect to the Series B and Series C notes that remain outstanding. Among other things, the amendment conformed certain terms and conditions applicable to the Series B and Series C notes to those applicable to the Series D notes. The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2018.
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
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:

•
leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2018 was 0.5 to 1.00); and

•
interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2018 was 34.7 to 1.00).

Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2018.

$50 million of the unsecured notes are scheduled to mature in August 2019. Subject to board approval, lender negotiations and market conditions, we currently intend to refinance the $50 million notes prior to or at maturity. In the event the notes are not refinanced, we intend to use existing excess cash to pay the principal upon maturity.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2018 and 2017 were as follows:

	For the Years Ended December 31,
	2018	2017
	(in millions)
Holdings Partnership Distributions to Limited Partners	$103.4	$115.8
Holdings Partnership Distributions to APAM	$217.4	$197.1
Total Holdings Partnership Distributions	$320.8	$312.9
On February 4, 2019, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $76.0 million payable by Artisan Partners Holdings on February 21, 2019 to holders of its partnership units, including APAM, of record on February 14, 2019.
APAM declared and paid the following dividends per share during the years ended December 31, 2018 and 2017:

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2018	2017
Quarterly	Common Class A	$2.40	$2.40
Special Annual	Common Class A	$0.79	$0.36
Our board of directors declared, effective February 4, 2019, a variable quarterly dividend of $0.56 per share with respect to the December 2018 quarter and a special dividend of $1.03. The combined amount, $1.59 per share of Class A common stock, will be paid on February 28, 2019 to shareholders of record as of the close of business on February 14, 2019.
The variable quarterly dividend of $0.56 per share represents approximately 80% of the cash generated in the December 2018 quarter and a pro-rata portion of 2018 tax savings related to our tax receivable agreements. The special dividend represents undistributed earnings from the first three quarters of 2018 and tax savings realized in 2017 after payments under our tax receivable agreements.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special dividend that will take into consideration total annual cash generation, business conditions, and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $369.4 million liability as of December 31, 2018. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. As previously discussed, the TRA liability was reduced as a result of Tax Reform enacted in December 2017. Future increases or decreases in tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2018, payments of $36.2 million, including interest, were made in accordance with the TRA agreements. We expect to make payments of approximately $25 million in 2019 related to the TRAs. The decrease in projected 2019 TRA payments compared to 2018 is primarily due to the decrease in the U.S. federal corporate tax rate as a result of Tax Reform.

Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Cash, cash equivalents and restricted cash as of January 1	$159.8	$157.4	$167.1
Net cash provided by operating activities	333.3	226.0	270.4
Net cash used in investing activities	(14.3)	(4.7)	(2.4)
Net cash used in financing activities	(263.5)	(218.9)	(277.7)
Net impact of deconsolidation of consolidated investment products	(39.8)	—	—
Cash, cash equivalents and restricted cash as of December 31,	$175.5	$159.8	$157.4

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash provided by operating activities increased $107.3 million during the year ended December 31, 2018 primarily due to a $51.0 million decrease in cash used by consolidated investment products, as well as increased revenues and operating income resulting from an increase in average assets under management. For the year ended December 31, 2018 compared to the year ended December 31, 2017, our operating income, excluding share-based and pre-offering related compensation expenses, increased $9.6 million. Timing differences in working capital accounts increased operating cash flows by $43.0 million in 2018 compared to 2017, which was primarily due to a decrease in accounts receivable as well as the timing of executive bonus payments. The cash incentive compensation earned by executive officers for the year ended December 31, 2018 will be paid in the first quarter of 2019.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investing activities increased $9.6 million during the year ended December 31, 2018 primarily due to an $8.0 million increase in acquisition of property and equipment and leasehold improvements. The increase in capital expenditures was driven by construction activity at four office locations in 2018 in preparation for investment team relocations.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities increased $44.6 million during the year ended December 31, 2018 primarily due to a $36.8 million increase in dividends paid, and a $5.9 million increase in payments of amounts owed under the TRAs, partially offset by a $12.4 million decrease in distributions paid to limited partners. Financing cash flows are also impacted by third party capital contributions made to consolidated investment products, which decreased $13.9 million in 2018 compared to 2017.
During the year ended December 31, 2018, the Company determined that it no longer has a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $39.8 million decrease in cash and cash equivalents.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash provided by operating activities decreased $44.4 million for the year ended December 31, 2017 primarily due to $70.6 million of net operating cash used by consolidated investment products, partially offset by increased revenues and operating income resulting from the decrease in average assets under management. For the year ended December 31, 2017, compared to the year ended December 31, 2016, our operating income, excluding share-based and pre-offering related compensation expenses, increased $42.8 million. Timing differences in working capital accounts reduced operating cash flows by $14.5 million in 2017, compared to 2016.
Net cash used in investing activities increased $2.3 million during the year ended December 31, 2017 primarily due to a $3.8 million decrease in net proceeds from the sale of investment securities, partially offset by a $1.4 million decrease in acquisition of property and equipment and leasehold improvements.
Net cash used by financing activities decreased $58.8 million during the year ended December 31, 2017 primarily due to $60.5 million of net subscriptions in consolidated investment products. Distributions to limited partners decreased $18.1 million and dividends paid increased $15.6 million due to the increase in APAM’s equity ownership in Holdings during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Certain Contractual Obligations
The following table sets forth our contractual obligations under certain contracts as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on borrowings	$200.0	$50.0	$—	$90.0	$60.0
TRAs (1)	369.4	—	—	—	—
Interest payable	42.3	10.7	16.0	10.5	5.1
Lease obligations	128.0	14.1	30.6	26.1	57.2
Total Contractual Obligations	$739.7	$74.8	$46.6	$126.6	$122.3
(1) The estimated payments under the TRAs as of December 31, 2018 are described above under “Liquidity and Capital Resources”. However, amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “-Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to pay approximately $25 million in 2019 related to the TRAs.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
We serve as the investment adviser for Artisan Funds, a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and investment manager of Artisan Global Funds, a family of Ireland-based UCITS. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including the right to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan Private Funds are also evaluated for consolidation under the VIE model because third-party equity holders of the funds lack the ability to remove Artisan as the general partner, or otherwise divest Artisan of its control of the funds.
Seed Investments - We generally make seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, we will consolidate the investment, and the underlying individual securities will be accounted for based on their classification at the underlying fund. If the seed investment results in significant influence, but not control, the investment will be accounted for as an equity method investment. Significant influence is generally considered to exist with equity ownership levels between 20% and 50%, although other factors are considered. Seed investments in which we do not have a controlling financial interest or significant influence are accounted for as investment securities. These investments are measured at fair value in the Consolidated Statement of Financial Condition. Realized and unrealized gains (losses) on investment securities are recorded in net investment income in the Consolidated Statements of Operations. Dividend income from these investments is recognized when earned and is included in net investment income in the Consolidated Statements of Operations.
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
The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund and UCITS clients, including Artisan Funds and Artisan Global Funds, and for Artisan Private Funds, our fees are based on the values of the funds’ assets as determined for purposes of calculating their net asset values. Securities held by Artisan Funds and Artisan Global Funds are generally valued at closing market prices, or if closing market prices are not readily available or are not considered reliable, at a fair value determined under procedures established by the fund’s board (fair value pricing). Values of securities determined using fair value pricing are likely to be different than they would be if only closing market prices were used.
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
With the exception of the assets managed by our Credit team (which represented approximately 3.0% of our assets under management at December 31, 2018), the portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested principally in publicly-traded equity securities for which public market values are readily available, with a portion of each portfolio held in cash or cash-like instruments.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2018, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.
Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $369.4 million as of December 31, 2018, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
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
The value of our assets under management was $96.2 billion as of December 31, 2018. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $70.1 million at our current weighted average fee rate of 73 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $88.4 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 92 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $51.8 million at the current weighted average fee rate across all of our separate accounts of 54 basis points.
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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $48.3 million as of December 31, 2018. We invested in certain of the series of Artisan Private Funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $4.8 million at December 31, 2018. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $96.2 billion as of December 31, 2018. As of December 31, 2018, approximately 54% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 48% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 48% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $4.6 billion, which would cause an annualized increase or decrease in revenues of approximately $33.5 million at our current weighted average fee rate of 73 basis points.
We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.
Interest Rate Risk
At certain times, we invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2018, we invested $57.8 million of our available cash in money market funds that invested solely in U.S. Treasuries. Given the current yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2018, there were no borrowings outstanding under the revolving credit agreement.
The strategies managed by our Credit Team, which had $2.9 billion of assets under management as of December 31, 2018, invest in fixed income securities. The values of debt instruments held by the strategy may fall in response to increases in interest rates, which would reduce our revenues.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Artisan Partners Asset Management Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A “Controls and Procedures”. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, WI
February 20, 2019

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amounts)

	At December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$160,463	$137,286
Accounts receivable	67,691	76,693
Investment securities	18,109	4,978
Prepaid expenses	9,881	8,969
Property and equipment, net	29,138	21,025
Restricted cash	629	629
Deferred tax assets	429,128	429,212
Other	3,793	4,395
Assets of consolidated investment products
Cash and cash equivalents	14,443	21,881
Accounts receivable and other	5,566	16,768
Investment assets, at fair value	66,173	115,319
Total assets	$805,014	$837,155
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$16,772	$16,656
Accrued incentive compensation	12,689	2,911
Deferred lease obligations	10,449	6,363
Borrowings	199,296	199,129
Amounts payable under tax receivable agreements	369,355	385,413
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	4,712	8,180
Investment liabilities, at fair value	16,905	47,857
Total liabilities	$630,178	$666,509
Commitments and contingencies
Redeemable noncontrolling interests	34,349	62,581
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 54,071,188 and 50,463,126 shares outstanding at December 31, 2018 and December 31, 2017, respectively)	541	505
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 8,645,249 and 11,922,192 shares outstanding at December 31, 2018 and December 31, 2017, respectively)	86	119
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 14,226,435 and 13,184,527 shares outstanding at December 31, 2018 and December 31, 2017, respectively)	142	132
Additional paid-in capital	97,553	147,910
Retained earnings (deficit)	38,617	(37,870)
Accumulated other comprehensive income (loss)	(1,895)	(873)
Total Artisan Partners Asset Management Inc. stockholders’ equity	135,044	109,923
Noncontrolling interest - Artisan Partners Holdings	5,443	(1,858)
Total stockholders’ equity	$140,487	$108,065
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$805,014	$837,155
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Management fees	$825,679	$795,276	$719,778
Performance fees	2,956	348	1,081
Total revenues	$828,635	$795,624	$720,859
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	413,166	390,202	355,835
Pre-offering related compensation - share-based awards	—	12,678	28,080
Total compensation and benefits	413,166	402,880	383,915
Distribution, servicing and marketing	26,561	29,620	32,516
Occupancy	18,700	14,490	13,076
Communication and technology	37,164	34,073	32,125
General and administrative	28,103	28,150	24,993
Total operating expenses	523,694	509,213	486,625
Total operating income	304,941	286,411	234,234
Non-operating income (expense)
Interest expense	(11,223)	(11,449)	(11,653)
Net investment gain (loss) of consolidated investment products	5,721	4,241	—
Net investment income	2,098	1,123	1,253
Net gain (loss) on the tax receivable agreements	251	290,919	650
Total non-operating income (expense)	(3,153)	284,834	(9,750)
Income before income taxes	301,788	571,245	224,484
Provision for income taxes	47,598	420,508	51,483
Net income before noncontrolling interests	254,190	150,737	173,001
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	91,054	99,038	99,971
Less: Net income attributable to noncontrolling interests - consolidated investment products	4,827	2,100	—
Net income attributable to Artisan Partners Asset Management Inc.	$158,309	$49,599	$73,030

Basic and diluted earnings per share	$2.84	$0.75	$1.57
Basic and diluted weighted average number of common shares outstanding	48,862,435	44,647,318	38,137,810
Dividends declared per Class A common share	$3.19	$2.76	$2.80

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income before noncontrolling interests	$254,190	$150,737	$173,001
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $0, $131 and ($20), respectively	—	542	974
Less: reclassification adjustment for net gains included in net income	—	159	1,073
Net unrealized gain (loss) on investment securities	—	383	(99)
Foreign currency translation gain (loss)	(1,002)	1,277	(2,130)
Total other comprehensive income (loss)	(1,002)	1,660	(2,229)
Comprehensive income	253,188	152,397	170,772
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	90,816	99,922	99,015
Comprehensive income attributable to noncontrolling interests - consolidated investment products	4,827	2,100	—
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$157,545	$50,375	$71,757

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2016	$394	$183	$157	$116,448	$13,238	$(375)	$(13,494)	$116,551	$—
Net income	—	—	—	—	73,030	—	99,971	173,001	—
Other comprehensive income - foreign currency translation	—	—	—	—	—	(1,192)	(938)	(2,130)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	(30)	(64)	(94)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,332)	—	(51)	3,378	(5)	—
Amortization of equity-based compensation	—	—	—	40,923	(408)	—	31,481	71,996	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	8,439	—	—	—	8,439	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)	—
Forfeitures and employee/partner terminations	—	(17)	15	2	—	—	—	—	—
Issuance of restricted stock awards	11	—	—	(11)	—	—	—	—	—
Employee net share settlement	—	—	—	(422)	—	—	(340)	(762)	—
Exchange of subsidiary equity	16	(15)	(1)	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(133,876)	(133,876)	—
Dividends	—	—	—	(42,804)	(72,465)	—	(115)	(115,384)	—
Balance at December 31, 2016	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714	$—
Net income	—	—	—	—	49,599	—	99,038	148,637	2,100
Other comprehensive income - foreign currency translation	—	—	—	—	—	830	447	1,277	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	215	173	388	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(5,994)	—	(270)	6,259	(5)	—
Amortization of equity-based compensation	—	—	—	40,177	—	—	22,715	62,892	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	25,922	—	—	—	25,922	—
Issuance of Class A common stock, net of issuance costs	56	—	—	161,980	—	—	—	162,036	—
Forfeitures and employee/partner terminations	—	(1)	1	—	—	—	—	—	—
Issuance of restricted stock awards	13	—	—	(13)	—	—	—	—	—
Employee net share settlement	—	—	—	(891)	—	—	(586)	(1,477)	—
Exchange of subsidiary equity	15	(10)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)	—
Capital contributions, net	—	—	—	—	—	—	—	—	60,481
Distributions	—	—	—	—	—	—	(115,804)	(115,804)	—
Dividends	—	—	—	(30,054)	(100,864)	—	(103)	(131,021)	—
Balance at December 31, 2017	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	$62,581
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Changes in Stockholders’ Equity, continued (U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2018	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	$62,581
Net income (loss)	—	—	—	—	158,309	—	91,054	249,363	4,827
Other comprehensive income - foreign currency translation	—	—	—	—	—	(717)	(285)	(1,002)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(4,878)	—	(45)	4,923	—	—
Amortization of equity-based compensation	—	—	—	37,589	—	—	15,965	53,554	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,376	—	—	—	4,376	—
Issuance of Class A common stock, net of issuance costs	6	—	—	21,283	—	—	—	21,289	—
Forfeitures and employee/partner terminations	5	(20)	15	—	—	—	—	—	—
Issuance of restricted stock awards	15	—	—	(15)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(1,742)	—	—	(820)	(2,564)	—
Exchange of subsidiary equity	12	(7)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital contributions, net	—	—	—	—	—	—	—	—	46,572
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(79,631)
Distributions	—	—	—	—	—	—	(103,434)	(103,434)	—
Dividends	—	—	—	(85,498)	(82,180)	—	(102)	(167,780)	—
Balance at December 31, 2018	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income before noncontrolling interests	$254,190	$150,737	$173,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,668	5,297	5,272
Deferred income taxes	24,863	395,416	33,960
Net (gain) loss on seed investment securities	(688)	(519)	(1,073)
Net (gain) loss on the tax receivable agreements	(251)	(290,919)	(650)
Loss on disposal of property and equipment	18	69	108
Amortization of debt issuance costs	457	452	448
Share-based compensation	53,554	62,892	71,996
Net investment (gain) loss of consolidated investment products	(5,721)	(4,241)	—
Purchase of investments by consolidated investment products	(643,548)	(252,047)	—
Proceeds from sale of investments by consolidated investment products	611,117	190,353	—
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	9,002	(16,955)	318
Prepaid expenses and other assets	(2,275)	1,629	(4,898)
Accounts payable and accrued expenses	10,027	(9,202)	(3,520)
Class B liability awards	—	(506)	(5,096)
Deferred lease obligations	4,086	2,391	494
Net change in operating assets and liabilities of consolidated investment products	12,823	(8,893)	—
Net cash provided by operating activities	333,322	225,954	270,360
Cash flows from investing activities
Acquisition of property and equipment	(2,834)	(1,578)	(2,933)
Leasehold improvements	(11,007)	(4,257)	(4,343)
Proceeds from sale of investment securities	—	6,382	8,961
Purchase of investment securities	(500)	(5,250)	(4,014)
Net cash used in investing activities	(14,341)	(4,703)	(2,329)

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Consolidated Statements of Cash Flows, continued (U.S. dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from financing activities
Partnership distributions	(103,434)	(115,804)	(133,876)
Dividends paid	(167,780)	(131,021)	(115,384)
Payment of debt issuance costs	—	(512)	—
Proceeds from issuance of notes payable	—	60,000	—
Principal payments on notes payable	—	(60,000)	—
Payment under the tax receivable agreements	(36,111)	(30,234)	(27,685)
Net proceeds from issuance of common stock	21,478	162,494	—
Payment of costs directly associated with the issuance of Class A common stock	(166)	(294)	—
Purchase of equity and subsidiary equity	(21,478)	(162,494)	—
Taxes paid related to employee net share settlement	(2,564)	(1,477)	(762)
Capital contributions to consolidated investment products	46,572	60,481	—
Net cash used in financing activities	(263,483)	(218,861)	(277,707)
Net increase (decrease) in cash and cash equivalents	55,498	2,390	(9,676)
Net cash impact of deconsolidation of CIPs	(39,759)	—	—
Cash and cash equivalents
Beginning of period	159,796	157,406	167,082
End of period	$175,535	$159,796	$157,406

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$160,463	$137,286	$156,777
Restricted cash	629	629	629
Cash and cash equivalents of consolidated investment products	14,443	21,881	—
Cash, cash equivalents and restricted cash	$175,535	$159,796	$157,406

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$24,679	$146,241	$33,941
Establishment of amounts payable under tax receivable agreements	20,303	120,320	25,480
Increase in investment securities due to deconsolidation of CIPs	11,381	—	—
Cash paid for:
Interest on borrowings	$10,694	$11,019	$11,108
Income tax	20,731	25,296	18,621

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2018, APAM held approximately 70% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC (“AIGP”), controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to traditional separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”), Artisan Partners Global Funds plc (“Artisan Global Funds”), and Artisan sponsored private funds (“Artisan Private Funds”). Artisan Funds are a series of open-end, diversified mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS.
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

Holdings Unit Exchanges
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the “Holdings Common Unit Exchanges”). The following partnership units were exchanged for APAM Class A common stock during the year ended December 31, 2018:

	Total Common Units Exchanged	Class A Common Units	Class B Common Units	Class E Common Units
Common units exchanged on March 1, 2018	958,288	499,222	449,066	10,000
Common units exchanged on April 2, 2018	452,628	—	—	452,628
Common units exchanged on May 9, 2018	62,000	—	57,000	5,000
Common units exchanged on August 8, 2018	66,000	—	50,000	16,000
Common units exchanged on November 7, 2018	51,695	—	50,000	1,695
Total Units Exchanged	1,590,611	499,222	606,066	485,323

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
Artisan serves as the investment adviser to Artisan Funds, Artisan Global Funds and Artisan Private Funds. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including rights to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, each sub-fund of Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan Private Funds are also evaluated for consolidation under the VIE model because third-party equity holders of the funds generally lack the ability to divest Artisan of its control of the funds.
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of December 31, 2018, Artisan had a controlling financial interest in four sub-funds of Artisan Global Funds and one Artisan Private Fund and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in its Consolidated Financial Statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.

Operating segments
Artisan operates in one segment, the investment management industry. Artisan provides investment management services to separate accounts, mutual funds and other pooled investment vehicles. Management assesses the financial performance of these vehicles on a combined basis.
Cash and cash equivalents
Artisan defines cash and cash equivalents as money market funds and other highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost, which approximates fair value due to the short-term nature and liquidity of these financial instruments. For disclosure purposes, cash equivalents are categorized as Level 1 in the fair value hierarchy. Cash and cash equivalents are subject to credit risk and were primarily maintained in demand deposit accounts with financial institutions or treasury money market funds. Interest and dividends related to cash and cash equivalents is recorded in net investment income in the Consolidated Statements of Operations.
Foreign currency translation
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year-end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustment for foreign operations is included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. The cumulative effect of translation adjustments is included in accumulated other comprehensive income (loss) and noncontrolling interest - Artisan Partners Holdings in the Consolidated Statements of Financial Condition, based on period-end ownership levels.
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment management fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2018, 2017 and 2016.
Investment securities
Investment securities consist of unconsolidated investments in shares of Artisan Funds, Artisan Global Funds, and Artisan Private Funds. Investments provide exposure to various risks, including price risk (the risk of a potential future decline in value of the investment) and foreign currency risk. Investments are carried at fair value based on net asset values as of the valuation date.
Realized gains (losses) on unconsolidated investment securities are recorded in net investment income in the Consolidated Statements of Operations. Dividend income from these investments is recognized when earned and is also included in net investment income. As of January 1, 2018, accounting guidance requires all equity investments to be measured at fair value with changes in fair value recognized through net income. As a result, 2018 net investment income also includes unrealized investment gains (losses) related to unconsolidated investment products. Prior to 2018, unrealized investments gains (losses) were recorded as a component of other comprehensive income in equity.
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
Pre-offering related compensation - share-based awards
Prior to the IPO Reorganization, Holdings granted Class B share-based awards to certain employees. These awards vested over a period of five years and became fully vested on July 1, 2017.
Share-based compensation
Share-based compensation expense is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards. The Company’s accounting policy is to record the impact of forfeitures when they occur.

Distribution, servicing and marketing
Artisan Funds has authorized certain financial services companies, broker-dealers, banks or other intermediaries, and in some cases, other organizations designated by an authorized intermediary, to accept purchase, exchange, and redemption orders for shares of Artisan Funds on the funds’ behalf. Many intermediaries charge a fee for accounting and shareholder services provided to fund shareholders on the funds’ behalf. Those services typically include recordkeeping, transaction processing for shareholders’ accounts, and other services.
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
Artisan Global Funds also have arrangements pursuant to which Artisan is required to pay a portion of its investment management fee for distribution, servicing and marketing of Artisan Global Funds shares.
Distribution, servicing and marketing fees paid by Artisan are presented as an operating expense as Artisan is the principal in its role as the primary obligor related to these services. Fees paid to intermediaries were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Fees paid with respect to Artisan Funds	$22,822	$25,697	$29,288
Fees paid with respect to Global Funds	1,002	1,731	838
Other marketing expenses	2,737	2,192	2,390
Total distribution, servicing and marketing	$26,561	$29,620	$32,516

Accrued fees to intermediaries were $2.7 million and $3.6 million as of December 31, 2018 and 2017, respectively, and are included in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2018, 2017 and 2016. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
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

Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income. Other comprehensive income (loss) consists of the change in unrealized gains (losses) on available-for-sale investments and foreign currency translation, net of related tax effects. The tax effects of components of other comprehensive income (loss) is calculated on the portion of comprehensive income (loss) attributable to APAM. As of January 1, 2018, unrealized gains (losses) on investments are recorded in net income instead of comprehensive income. See “-Recent accounting pronouncements” below.
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
The application of ASU 2014-09 had no impact on the Consolidated Statement of Financial Condition as of December 31, 2018, as compared to the previous revenue recognition standard. The application of the new principal versus agent guidance resulted in presentation changes whereby certain costs are now reported on a gross basis, when the Company is acting as principal, and reported on a net basis, when the Company is acting as an agent. The new standard requires the entire amount of fee waivers and expense reimbursements to be presented net against revenue, which resulted in a $4 thousand decrease in management fee revenue and a corresponding $4 thousand decrease in general and administrative expenses within the Consolidated Statements of Operations for the year ended December 31, 2018. Applying ASU 2014-09 had no impact on operating income or net income, as compared to applying the previous revenue recognition standard. Artisan did not apply any of the practical expedients in ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The Company adopted ASU 2016-01 as of January 1, 2018, utilizing the modified retrospective method. Upon adoption, the Company made a cumulative-effect adjustment to the Company’s Consolidated Statements of Financial Condition, which resulted in a $0.4 million decrease to accumulated other comprehensive income (loss) and a corresponding $0.4 million increase to retained earnings (deficit). The application of ASU 2016-01 results in the recognition of the Company’s unrealized gains (losses) on investment securities through net income. The Company recognized $0.5 million of unrealized gains in net income for the year ended December 31, 2018.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Restricted cash and restricted cash equivalents, including cash of consolidated investment products, is required to be included in cash and cash equivalent balances in the statement of cash flows. The guidance is effective as of January 1, 2018 and requires retrospective application to all periods presented. The Consolidated Statements of Cash Flows includes a reconciliation to the line items in the Consolidated Statements of Financial Condition.
Accounting standards not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides an optional transition method related to implementing the new lease standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the standard as of January 1, 2019, using the optional transition method and expects to elect the available practical expedients.
The adoption of the standard will result in an approximately $100 million increase in total assets and total liabilities as of January 1, 2019. The standard is not expected to impact the Consolidated Statements of Operations, the Company’s liquidity, or the Company’s debt covenant ratios under current agreements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The Company currently expenses implementation costs in hosting arrangements as the costs are incurred. The new guidance will be effective on January 1, 2020. The Company is currently evaluating the impact of adoption on its consolidated financial statements, but expects certain types of costs will be capitalized that would have previously been expensed as incurred.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”. The table below includes details of the Company’s investment securities:

	December 31, 2018	December 31, 2017
Investments in equity securities	$5,857	$4,978
Investments in equity securities accounted for under the equity method	12,252	—
Total investment securities	$18,109	$4,978

Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of January 1, 2018, the Company adopted ASU 2016-01, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income.
The table below presents the net investment income activity related to the investment securities:

For the year ended December 31, 2018
Net gains (losses) recognized on investment securities	$688
Less: Net realized gains (losses) recognized on investment securities sold during the period	157
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$531

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2018 and 2017:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
December 31, 2018
Assets
Money market funds	$57,790	$—	$57,790	$—	$—
Equity securities	18,109	12,252	5,857	—	—

December 31, 2017
Assets
Money market funds	$26,727	$—	$26,727	$—	$—
Equity securities	4,978	—	4,978	—	—

Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, open-end mutual funds and UCITS funds. Equity securities without a fair value level consist of the Company’s investment in one of the Artisan Private Funds, which is measured at the underlying fund’s net asset value (“NAV”), using the ASC 820 practical expedient. The NAV is provided by the fund and is derived from the fair values of the underlying investments as of the reporting date. Cash maintained in demand deposit accounts is excluded from the table above.
Note 5. Borrowings
Artisan’s borrowings consist of the following as of December 31, 2018 and 2017:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	—	NA
Senior notes
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Total borrowings		$200,000

The fair value of borrowings was approximately $200.2 million as of December 31, 2018. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
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
As of and for the year-ended December 31, 2018, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio.
Interest expense incurred on the unsecured notes and revolving credit agreement was $10.6 million, $10.9 million, and $11.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2019	$50,000
2020	—
2021	—
2022	90,000
2023	—
Thereafter	60,000
Total	$200,000

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
As of December 31, 2018, Artisan is considered to have a controlling financial interest in four sub funds of Artisan Global Funds and one Artisan Private Fund. As of December 31, 2018, Artisan’s direct equity investment in the consolidated investment products was $30.2 million.
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
Management fees and incentive allocations earned from CIPs are eliminated from revenue upon consolidation. See Note 18, “Related Party Transactions” for additional information on management fees and incentive allocations earned from CIPs.
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

During the year ended December 31, 2018, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund as a result of third party capital contributions to the fund. Upon loss of control, the VIE was deconsolidated and the following assets, liabilities and noncontrolling interest balances were derecognized from the Company’s Consolidated Statements of Financial Condition:

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
There was no net impact to the Consolidated Statements of Operations for the year ended December 31, 2018 as a result of the deconsolidation of the fund. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value. Artisan’s direct equity investment was reclassified from investment assets of consolidated investment products to investment securities. The direct equity investment in the private fund was $12.3 million as of December 31, 2018, which is accounted for under the equity method of accounting because Artisan retains significant influence over the fund.

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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2018 and 2017:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets
Money market funds	$13,141	$13,141	$—	$—
Equity securities - long position	7,817	7,196	—	621
Fixed income instruments - long position	57,621	—	57,621	—
Derivative assets	735	—	735	—

Liabilities
Equity securities - short position	$—	$—	$—	$—
Fixed income instruments - short position	$16,567	$—	$16,567	$—
Derivative liabilities	338	—	338	—

December 31, 2017
Assets
Money market funds	$21,881	$21,881	$—	$—
Equity securities - long position	69,044	69,044	—	—
Fixed income instruments - long position	45,758	—	45,758	—
Derivative assets	343	303	40	—

Liabilities
Equity securities - short position	$29,199	$29,199	$—	$—
Fixed income instruments - short position	18,513	—	18,513	—
Derivative liabilities	145	45	100	—

CIP balances included in the Company’s consolidated statements of financial condition were as follows:
			December 31, 2018	December 31, 2017
Net CIP assets included in the table above			$62,409	$89,169
Net CIP assets not included in the table above			2,156	8,762
Total Net CIP assets			64,565	97,931
Less: redeemable noncontrolling interest			34,349	62,581
Artisan’s direct equity investment in CIPs			$30,216	$35,350

Note 7. Noncontrolling Interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2018, APAM held approximately 70% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the years ended December 31, 2018, 2017 and 2016, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2016	39,432,605	33,976,323	73,408,928	54%
Issuance of APAM Restricted Shares, Net (1)	1,090,042	—	1,090,042	—%
Holdings Common Unit Exchanges	1,679,507	(1,679,507)	—	3%
Forfeitures from Employee Terminations (1)	(52,718)	(91,383)	(144,101)	—%
Balance at December 31, 2016	42,149,436	32,205,433	74,354,869	57%
Issuance of APAM Restricted Shares, Net	1,218,604	—	1,218,604	1%
2017 Follow-On Offering	5,626,517	(5,626,517)	—	7%
Holdings Common Unit Exchanges	1,472,197	(1,472,197)	—	2%
Forfeitures from Employee Terminations (1)	(3,628)	—	(3,628)	—%
Balance at December 31, 2017	50,463,126	25,106,719	75,569,845	67%
Issuance of APAM Restricted Shares, Net(1)	1,440,282	—	1,440,282	—%
2018 Follow-On Offering	644,424	(644,424)	—	1%
Holdings Common Unit Exchanges	1,590,611	(1,590,611)	—	2%
Forfeitures from Employee Terminations (1)	(67,255)	—	(67,255)	—%
Balance at December 31, 2018	54,071,188	22,871,684	76,942,872	70%
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

Statement of Financial Condition	For the Years Ended December 31,
	2018	2017
Additional paid-in capital	$(4,878)	$(5,994)
Noncontrolling interest - Artisan Partners Holdings	4,923	6,259
Accumulated other comprehensive income (loss)	(45)	(265)
Net impact to financial condition	—	—

In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid in capital of $0.8 million for the year ended December 31, 2018 and $4.7 million for the year ended December 31, 2017.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of December 31, 2018 and 2017:

		Outstanding
	Authorized	December 31, 2018	December 31, 2017	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	54,071,188	50,463,126	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	8,645,249	11,922,192	1 vote per share(2)	None
Class C, par value $0.01 per share	400,000,000	14,226,435	13,184,527	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2018, Artisan’s employees held 4,575,332 restricted shares of Class A common stock and all 8,645,249 outstanding shares of Class B common stock, all of which were subject to the agreement.
(2) On February 9, 2018, the Class B common shares changed from five votes per share to one vote per share.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2018, 2017 and 2016:

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2018	2017	2016
Quarterly	Common Class A	$2.40	$2.40	$2.40
Special Annual	Common Class A	$0.79	$0.36	$0.40

The following table summarizes APAM’s stock transactions for the years ended December 31, 2018, 2017 and 2016:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2016	73,408,928	39,432,605	18,327,222	15,649,101
Holdings Common Unit Exchanges	—	1,679,507	(1,549,070)	(130,437)
Restricted Share Award Grants	1,118,267	1,118,267	—	—
Restricted Share Award Net Share Settlement	(28,225)	(28,225)	—	—
Employee/Partner Terminations	(144,101)	(52,718)	(1,636,103)	1,544,720
Balance at December 31, 2016	74,354,869	42,149,436	15,142,049	17,063,384
2017 Follow-On Offering	—	5,626,517	(2,104,517)	(3,522,000)
Holdings Common Unit Exchanges	—	1,472,197	(1,048,917)	(423,280)
Restricted Share Award Grants	1,267,250	1,267,250	—	—
Restricted Share Award Net Share Settlement	(48,646)	(48,646)	—	—
Employee/Partner Terminations	(3,628)	(3,628)	(66,423)	66,423
Balance at December 31, 2017	75,569,845	50,463,126	11,922,192	13,184,527
2018 Follow-On Offering	—	644,424	(644,424)	—
Holdings Common Unit Exchanges	—	1,590,611	(606,066)	(984,545)
Restricted Share Award Grants	1,517,724	1,517,724	—	—
Restricted Share Award Net Share Settlement	(77,442)	(77,442)	—	—
Employee/Partner Terminations	(67,255)	(67,255)	(2,026,453)	2,026,453
Balance at December 31, 2018	76,942,872	54,071,188	8,645,249	14,226,435
(1) There were 246,581, 218,089, and 178,401 restricted stock units outstanding at December 31, 2018, 2017, and 2016, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Holdings Partnership Distributions to Limited Partners	$103,434	$115,804	$133,876
Holdings Partnership Distributions to APAM	$217,396	$197,070	$160,532
Total Holdings Partnership Distributions	$320,830	$312,874	$294,408

The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Management fees
Artisan Funds	487,041	472,502	453,578
Artisan Global Funds	35,007	30,107	16,981
Separate accounts(1)	303,631	292,667	249,219
Performance fees
Separate accounts(1)	2,956	348	1,081
Total revenues(2)	$828,635	$795,624	$720,859
(1) Separate account revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, which includes traditional separate accounts, Artisan-branded collective investment trusts and funds (both public and private) that Artisan advises, including Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table.

The following table presents the balances of receivables related to contracts with customers:

	December 31, 2018	December 31, 2017
Customer
Artisan Funds	$5,418	$4
Artisan Global Funds	417	5,105
Separate accounts	59,787	68,019
Total receivables from contracts with customers	$65,622	$73,128
Non-customer receivables	2,069	3,565
Accounts receivable	$67,691	$76,693

Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate accounts clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing.
Artisan had no other contract assets or liabilities from contracts with customers as of December 31, 2018 or December 31, 2017.
Note 10. Compensation and Benefits

Total compensation and benefits consists of the following:

	For the Years Ended December 31,
	2018	2017	2016
Salaries, incentive compensation and benefits (1)	$360,287	$341,060	$312,676
Restricted share-based award compensation expense	52,879	49,142	43,159
Total salaries, incentive compensation and benefits	413,166	390,202	355,835
Pre-offering related compensation - share-based awards	—	12,678	28,080
Total compensation and benefits	$413,166	$402,880	$383,915
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
Restricted share-based awards
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan (the “Plan”). Pursuant to the Plan, APAM has granted a combination of restricted stock awards and restricted stock units (collectively referred to as “restricted share-based awards”) of Class A common stock to employees. The restricted share-based awards generally vest on a pro rata basis over five years. Certain share-based awards will vest or become eligible to vest only upon a combination of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 6,546,999 shares of Class A common stock were reserved and available for issuance under the Plan as of December 31, 2018
The following table summarizes the restricted share-based award activity for the years ended December 31, 2018, 2017 and 2016:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2016	$51.58	2,861,984
Granted	30.42	1,138,892
Forfeited	50.44	(52,718)
Vested	51.76	(553,248)
Unvested at January 1, 2017	$44.47	3,394,910
Granted	28.30	1,268,500
Forfeited	39.56	(3,628)
Vested	48.06	(645,796)
Unvested at January 1, 2018	$38.79	4,013,986
Granted	39.32	1,518,974
Forfeited	36.09	(67,255)
Vested	44.50	(787,248)
Unvested at December 31, 2018	$38.04	4,678,457

The aggregate vesting date fair value of awards that vested during the years ended December 31, 2018, 2017 and 2016 was approximately $25.8 million, $19.8 million, and $15.3 million, respectively. The unrecognized compensation expense for the unvested restricted share-based awards as of December 31, 2018 was $102.5 million with a weighted average recognition period of 3.3 years remaining.
During the years ended December 31, 2018 and 2017, the Company withheld a total of 77,442 and 48,646 restricted shares, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $2.6 million and $1.5 million in employee tax withholding obligations related to these settlements during the years ended December 31, 2018 and 2017, respectively. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

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

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$18,247	$21,960	$14,704
State and local	3,993	2,663	2,180
Foreign	495	469	639
Total	22,735	25,092	17,523
Deferred:
Federal	22,218	396,502	32,124
State and local	2,645	(1,086)	1,836
Total	24,863	395,416	33,960
Income tax expense	$47,598	$420,508	$51,483

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
State and local taxes, net of federal tax effect	2.1	0.9	1.6
Non-deductible share-based compensation	—	0.5	2.4
Rate benefit from the flow through entity	(6.7)	(6.2)	(15.7)
Tax Reform - change in federal corporate tax rate	—	43.9	—
Other	(0.6)	(0.5)	(0.4)
Effective tax rate	15.8%	73.6%	22.9%

The effective tax rate includes a rate benefit attributable to the fact that, for the years ended December 31, 2018, 2017 and 2016, approximately 33%, 38% and 47%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards.

The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, existing deferred tax assets were remeasured to reflect the reduction in the enacted U.S. federal corporate tax rate. The tax rate used to measure deferred tax assets changed from 37.0% to 23.5% as of December 31, 2017, which resulted in a reduction to deferred tax assets of $352 million with a corresponding increase to the provision for income taxes for the year ended December 31, 2017. The reduction in the enacted U.S. federal corporate tax rate from 35% to 21% was the largest driver of lowering APAM’s effective tax rate for the year ended December 31, 2018.
In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). The first TRA, generally provides for the payment by APAM to a private equity fund or its assignees (the “Pre-H&F Corp Merger Shareholder”) of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.
The second TRA generally provides for the payment by APAM to current or former limited partners of Holdings or their assignees of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to APAM or exchanged (for shares of Class A common stock, convertible preferred stock or other consideration) and that are created as a result of such sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.
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
The 2017 reduction in deferred tax assets described above (including the results of Tax Reform) resulted in a decrease in the amounts payable under the TRAs, reflecting the reduced estimate of APAM’s tax savings that will be paid to the TRA counterparties. Amounts payable under tax receivable agreements are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Consolidated Statements of Operations.

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2018 and 2017 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under Tax Receivable Agreements
December 31, 2016	$653,942	$586,246
2017 Follow-On Offering	113,419	96,406
2017 Holdings Common Unit Exchanges	28,134	23,914
Amortization	(42,891)	—
Payments under TRAs(1)	—	(30,234)
Tax Reform - change in federal corporate tax rate	(341,669)	(290,418)
Change in estimate	(245)	(501)
December 31, 2017	$410,690	$385,413
2018 Follow-On Offering	7,687	6,534
2018 Holdings Common Unit Exchanges	16,199	13,770
Amortization	(29,851)	—
Payments under TRAs(1)	—	(36,111)
Change in estimate	(10)	(251)
December 31, 2018	$404,715	$369,355
(1) Interest payments of $115 thousand and $85 thousand were paid in addition to these TRA payments for the years ended December 31, 2018 and 2017, respectively.

Net deferred tax assets comprise the following:

	As of December 31, 2018	As of December 31, 2017
Deferred tax assets:
Amortizable basis (1)	$404,715	$410,690
Other (2)	24,413	18,522
Total deferred tax assets	429,128	429,212
Less: valuation allowance (3)	—	—
Net deferred tax assets	$429,128	$429,212
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of December 31, 2018 and December 31, 2017.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2018, U.S. federal income tax returns for the years 2015 through 2017 are open and therefore subject to examination. State and local tax returns are generally subject to examination from 2014 to 2017. Foreign tax returns are generally subject to examination from 2014 to 2017.

Note 12. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of December 31, 2018	As of December 31, 2017
Unrealized gain on investments, net of tax	$—	$259
Foreign currency translation gain (loss)	(1,895)	(1,132)
Accumulated Other Comprehensive Income (Loss)	$(1,895)	$(873)

Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the equity ownership interests in Holdings held by the limited partners of Holdings.
Note 13. Earnings Per Share
The computation of basic and diluted earnings per share under the two-class method for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
Basic and Diluted Earnings Per Share	2018	2017	2016
Numerator:
Net income attributable to APAM	$158,309	$49,599	$73,030
Less: Allocation to participating securities	19,447	16,026	13,059
Net income available to common stockholders	$138,862	$33,573	$59,971
Denominator:
Weighted average shares outstanding	48,862,435	44,647,318	38,137,810
Earnings per share	$2.84	$0.75	$1.57

Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.

There were no dilutive securities outstanding during the years ended December 31, 2018, 2017 and 2016. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Years Ended December 31,
Anti-Dilutive Weighted Average Shares Outstanding	2018	2017	2016
Holdings limited partnership units	23,351,440	26,837,118	32,784,750
Unvested restricted share-based awards	4,813,895	4,153,260	3,566,784
Total	28,165,335	30,990,378	36,351,534

Note 14. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2018, 2017 and 2016 were $6.9 million, $6.4 million and $6.0 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.

Artisan provides an opportunity for eligible employees to participate in Artisan’s financial growth and success through phantom equity awards, pursuant to the Artisan Partners Holdings LP Phantom Equity Plan. The phantom equity awards provide participants the right to receive cash payments upon vesting based on the trading price of APAM’s Class A common stock. Awards made under the Phantom Equity Plan are liability awards and are subject to vesting on a pro rata basis over five years. Award recipients must be employed by Artisan on the vesting date in order to receive payment.
Expense related to the plan for the years ended December 31, 2018, 2017 and 2016 was $0.5 million, $0.6 million and $0.1 million, respectively, and is included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2018 and 2017 for the plan was $0.4 million and $0.6 million, respectively.
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
Note 16. Property and Equipment
The composition of property and equipment at December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Computers and equipment	$8,000	$7,770
Computer software	4,554	4,372
Furniture and fixtures	10,566	8,658
Leasehold improvements	37,551	27,357
Total Cost	60,671	48,157
Less: Accumulated depreciation	(31,533)	(27,132)
Property and equipment, net of accumulated depreciation	$29,138	$21,025

Depreciation expense totaled $5.6 million, $5.3 million and $5.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 17. Lease Commitments
Artisan has lease commitments for office space, furniture, and equipment, which are accounted for as operating leases. Certain lease agreements provide for scheduled rent increases over the lease term. Artisan records rent expense for operating leases with scheduled rent increases on a straight-line basis over the term of the respective agreement. In addition, Artisan has received certain lease incentives, which are amortized on a straight-line basis over the term of the lease agreement. Rental expense for the years ended December 31, 2018, 2017 and 2016 was $13.9 million, $10.5 million and $9.8 million, respectively.
At December 31, 2018, the aggregate future minimum payments for leases for each of the following five years and thereafter are as follows:

2019	$14,123
2020	15,340
2021	15,215
2022	13,748
2023	12,378
Thereafter	57,185
Total	$127,989

Note 18. Related Party Transactions
Several of the current executive officers and directors of APAM or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At December 31, 2018 and 2017, accounts receivables included $0.6 million and $2.3 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.625% to 1.05%. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.88% to 1.50%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and a director of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
Artisan Funds	2018	2017	2016
Investment management fees (Gross of fee waivers/expense reimbursements)	$487,460	$472,501	$453,579
Fee waivers / expense reimbursements	$419	$504	$719

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
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Global Funds	2018	2017	2016
Investment management fees (Gross of fee waivers / expense reimbursements)	$35,070	$30,107	$16,981
Elimination of management fees from consolidated investment products(1)	$(62)	$—	$—
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	$35,008	$30,107	$16,981

Fee waivers / expense reimbursements	$386	$218	$381
Elimination of fee waivers / expense reimbursements from consolidated investment products (1)	$(385)	$—	$—
Consolidated fee waivers / expense reimbursements	$1	$218	$381
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Affiliate transactions - Artisan Private Funds
Pursuant to written agreements, Artisan serves as the investment manager, and acts as the general partner, for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee and is entitled to receive an allocation of profits. In addition, for a period of time following the formation of each private fund, Artisan has agreed to reimburse the fund to the extent that expenses, excluding Artisan’s management fee and transaction related costs, exceed 1.00% per annum of the net assets of the fund. Artisan may also voluntarily waive fees or reimburse the funds for other expenses.
Artisan and certain related parties, including employees, officers and members of the Company’s board have invested in one or more of the funds and currently do not pay a management fee or incentive allocation.

	For the Years Ended December 31,
Artisan Private Funds	2018	2017	2016
Investment management fees (Gross of fee waivers / expense reimbursements)	$739	$39	$—
Investment performance fees	$559	$50	$—
Elimination of management fees and performance fees from consolidated investment products(1)	$(286)	$(89)	$—
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	$1,012	$—	$—

Fee waivers / expense reimbursements	$206	$290	$—
Elimination of fee waivers / expense reimbursements from consolidated investment products (1)	$(206)	$(290)	$—
Consolidated fee waivers / expense reimbursements	$—	$—	$—
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Note 19. Concentration of Credit Risk and Significant Relationships
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. For the years ended December 31, 2018, 2017 and 2016, approximately 16%, 15% and 11% of Artisan’s investment management fees, respectively, were earned from clients located outside of the United States.
Note 20. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.

Note 21. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited quarterly results of operations for 2018 and 2017. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of Artisan’s business activities.

	For the Quarters Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Total revenues	$212,008	$212,296	$212,788	$191,543
Operating income	$79,986	$78,877	$81,837	$64,241
Net income attributable to noncontrolling interests-Artisan Partners Holdings	$26,052	$23,307	$24,021	$17,674
Net income (loss) attributable to noncontrolling interests- consolidated investment products	$4,338	$2,332	$178	$(2,021)
Net income attributable to Artisan Partners Asset Management Inc.	$41,274	$42,006	$42,518	$32,511
Earnings per basic and diluted share:	$0.75	$0.72	$0.77	$0.57

	For the Quarters Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Total revenues	$184,074	$196,273	$204,556	$210,721
Operating income	$58,032	$66,503	$80,630	$81,246
Net income attributable to noncontrolling interests-Artisan Partners Holdings	$22,760	$22,197	$27,234	$26,847
Net income attributable to noncontrolling interests- consolidated investment products	$—	$4	$610	$1,486
Net income attributable to Artisan Partners Asset Management Inc.	$19,795	$26,632	$30,665	$(27,493)
Earnings (loss) per basic and diluted share:	$0.37	$0.45	$0.61	$(0.67)
The summation of quarterly earnings per share does not equal annual earnings per share because the calculations are performed independently.
Note 22. Subsequent Events
Restricted share-based awards
On February 4, 2019, the board of directors of APAM approved the grant of 963,000 restricted share-based awards to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. Approximately half of these awards will vest pro rata in the first fiscal quarter of each of the next five years. The remaining awards will generally vest, or become eligible to vest, upon the satisfaction of both (1) pro-rata annual time vesting and (2) qualifying retirement (as defined in the award agreements). Compensation expense associated with these awards is expected to be approximately $22.1 million, which will be recognized on a straight-line basis over the requisite service period.
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 4, 2019, a distribution by Artisan Partners Holdings of $76.0 million to holders of Artisan Partners Holdings partnership units, including APAM. At the same time, the board of directors of APAM declared, effective February 4, 2019, a quarterly dividend of $0.56 per share of Class A common stock and a special annual dividend of $1.03 per share of Class A common stock. Both common stock dividends, a total of $1.59 per share, are payable on February 28, 2019 to shareholders of record as of February 14, 2019.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and positions of each of our directors and executives officers at February 14, 2019:

Name	Age	Position
Matthew R. Barger	61	Independent Director
Seth W. Brennan	48	Independent Director
Tench Coxe	61	Independent Director
Stephanie G. DiMarco	61	Independent Director
Jeffrey A. Joerres	59	Independent Director
Andrew A. Ziegler	61	Lead Independent Director
Eric R. Colson	49	President, Chief Executive Officer and Chairman of the Board
Charles J. Daley, Jr.	56	Executive Vice President, Chief Financial Officer and Treasurer
Sarah A. Johnson	47	Executive Vice President, Chief Legal Officer and Secretary
Jason A. Gottlieb	49	Executive Vice President
James S. Hamman, Jr.	49	Executive Vice President
Gregory K. Ramirez	48	Executive Vice President

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

Mr. Coxe has served on our Board since February of 2013 and currently serves on the Compensation Committee and Nominating and Corporate Governance Committee. He has been a managing director of Sutter Hill Ventures since 1989 and joined that firm in 1987 following his tenure with Digital Communications Associates in Atlanta. Prior to that, Mr. Coxe worked with Lehman Brothers in New York City, where he was a corporate finance analyst specializing in mergers and acquisitions as well as debt and equity financing. Mr. Coxe was a member of Artisan Partners Holdings’ advisory committee from January 1995 to the completion of our initial public offering in March 2013. Mr. Coxe holds a BA in Economics from Dartmouth College and an MBA from Harvard Business School. He currently serves on the board of directors of Nvidia Corporation and is a former director of Mattersight Corporation. Mr. Coxe’s wide-ranging leadership experience and his experiences with both public and private directorships enable him to provide additional insight to our Board and its committees.

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

Mr. Joerres has served on our Board since February of 2013. He currently chairs the Compensation Committee and serves as a member of the Audit Committee. Mr. Joerres was executive chairman and chairman of the board of directors of ManpowerGroup until his retirement in December 2015. From April 1999 until May 2014, he served as chief executive officer of ManpowerGroup. Mr. Joerres currently serves on the boards of directors of ConocoPhilips and Western Union, and is a member of the Committee for Economic Development. He is also past chairman and director of the Federal Reserve Bank of Chicago, a former director of Johnson Controls International plc, and a former trustee of the U.S. Council for International Business. Mr. Joerres holds a bachelor’s degree from Marquette University’s College of Business Administration. Mr. Joerres’s operating and leadership experience as an officer and director of ManpowerGroup and his innovative approach to optimizing human capital provide the Board with insight into the management and operations of a public company.

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

Mr. Ramirez was appointed Executive Vice President of Artisan Partners Asset Management in February 2016. From October 2013 to February 2016 he served as Senior Vice President and from April 2013 to October 2013 as Assistant Treasurer. He has been a managing director of Artisan Partners since April 2003. Mr. Ramirez currently has responsibility for overseeing vehicle administration and facilities and serves as chair of the Artisan Risk and Integrity Committee. He has served as chief financial officer, vice president and treasurer of Artisan Partners Funds, Inc. since February 2011. In addition, he has served as a director of Artisan Partners Global Funds since June 2010 and of certain private funds sponsored by Artisan Partners since 2017. His prior roles with Artisan Partners include controller, chief accounting officer and director of client accounting and administration. Mr. Ramirez holds a BBA in Accounting from the University of Iowa and an MBA from Marquette University. He is a Certified Public Accountant and holds a Series 27 license.

Under the terms of our stockholders agreement, our stockholders committee, which has the authority to vote approximately 18% of the combined voting power of our capital stock, is required to vote the shares subject to the agreement for the election of each of Mr. Barger and Mr. Colson. Under the agreement, Artisan is required to use its best efforts to elect Mr. Barger and Mr. Colson, which efforts must include soliciting proxies for, and recommending that the Company’s stockholders vote in favor of, the election of each. For more information on the stockholders agreement and stockholders committee see Item 13 of this report. There are no family relationships among any of our directors or executive officers.

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

Based solely on our review of such reports and written representations by the reporting persons, we believe that during the fiscal year ended December 31, 2018, our directors, officers and owners of more than 10% of a registered class of our equity securities complied with all applicable filing requirements.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Summary

The core elements of our named executive officers’ compensation are base salary, a performance based cash bonus, and performance based equity awards with long-term vesting provisions. At least 80% of each of our named executive officers’ compensation is performance based.
The following table shows the elements of compensation paid to our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three other most highly compensated officers (collectively, the named executive officers) with respect to 2018, 2017 and 2016. The amounts in this table vary from the data and reporting conventions required by SEC rules in the Summary Compensation Table below.

			Performance Based Compensation
				Equity Awards
Name & Principal Position	Year	Salary	Cash Bonus	Restricted Share Grant	Career Share Grant	Total Direct Compensation	Performance Based as % of Total
Eric R. Colson	2018	$437,500	$5,000,000	$222,828	$222,806	$5,883,134	93%
Chief Executive Officer	2017	250,000	5,000,000	521,388	521,387	6,292,775	96%
	2016	250,000	4,800,000	141,500	141,500	5,333,000	95%
Charles J. Daley, Jr.	2018	287,500	1,950,000	57,300	57,300	2,352,100	88%
Chief Financial Officer	2017	250,000	1,950,000	129,855	129,855	2,459,710	90%
	2016	250,000	1,750,000	70,750	70,750	2,141,500	88%
Sarah A. Johnson	2018	287,500	1,150,000	57,300	57,300	1,552,100	81%
Chief Legal Officer	2017	250,000	1,150,000	88,538	88,537	1,577,075	84%
	2016	250,000	1,050,000	70,750	70,750	1,441,500	83%
Gregory K. Ramirez	2018	287,500	1,100,000	34,380	34,380	1,456,260	80%
Executive Vice President	2017	250,000	1,100,000	88,538	88,537	1,527,075	84%
	2016	250,000	1,025,000	70,750	70,750	1,416,500	82%
Jason A. Gottlieb	2018	287,500	2,600,000	458,400	458,400	3,804,300	92%
Executive Vice President	2017	250,000	2,500,000	260,694	260,694	3,271,388	92%
2018 business highlights include:

•
Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Net of fees, 15 of our 17 strategies have generated meaningful out-performance relative to their broad-based benchmarks since inception.

•	We recruited Rezo Kanovich and re-configured the Non-U.S. Small-Cap Growth strategy into the Non-U.S. Small-Mid Growth strategy to give Mr. Kanovich and his analysts greater degrees of freedom.

•	We evolved the Global Value Team into two distinct and autonomous investment teams — the International Value team led by David Samra and the Global Value team led by Daniel O’Keefe.

•	We earned $828.6 million in revenue, an increase of 4% compared to the prior year and our second highest annual revenues ever.

•
Our GAAP operating margin was 36.8% compared to 36.0% in 2017. Adjusted operating margin was 36.8%, down slightly from 37.6% in 2017 as we reinvested in talent, technology and resources, and new investment strategies.

•	We generated $2.84 of earning per basic and diluted share and $2.94 of adjusted EPS, our second highest adjusted EPS ever.

•
We declared and distributed dividends of $3.19 per share of Class A common stock during 2018, and have declared a total of $3.39 of dividends with respect to 2018, the most we have ever declared with respect to a calendar year.

2018 Executive Compensation

•
Prior to 2018, the base salary for all of the firm’s managing directors, including the named executive officers, was $250,000. After reviewing industry and peer practices, the Compensation Committee determined to increase the base salary to $300,000 for all managing directors and to $500,000 for our Chief Executive Officer. The increases for the named executive officers were intended to increase the competitiveness of the base salaries by bringing them closer to the median level of the peer group salary information presented by the Committee’s compensation consultant, McLagan. The base salary increase represented the first ever base salary increase at Artisan for Mr. Colson, Mr. Daley, and Mr. Gottlieb.

•
2018 performance-based cash bonuses paid to Mr. Colson, Mr. Daley, Ms. Johnson, and Mr. Ramirez were flat compared to 2017 bonuses, and Mr. Gottlieb’s cash bonus increased 4.0%. The 2018 cash bonuses reflect the continued strong performance of the firm’s management team. During 2018, the management team successively executed the recruitment of Rezo Kanovich and the evolution of the Global Value team. The management team also maintained the firm’s high value added, investments-first culture, and continued to work with the investment teams to build more capable and enduring franchises. In addition, as described above, the firm had one of its most successful years ever in terms of financial outcomes.

•
2018 equity awards for each of the named executive officers other than Mr. Gottlieb were lower than 2017 awards as a result of a smaller firm-wide equity grant, the firm’s commitment to awarding approximately 90% of all equity awards to investment team members, and the firm’s lower stock price. The firm’s equity grant with respect to 2018 represented approximately 1.25% of total firm equity, compared to 2.00% with respect to 2017. Consistent with the firm’s practice, approximately 90% of the total awards for both 2017 and 2018 were awarded to investment team members. The stock price for determining the value of the 2018 award was $22.92 per share, compared to $39.35 per share for the 2017 award. Notwithstanding these factors, Mr. Gottlieb’s 2018 award was larger than his 2017 award as a result of the significant contributions he made to a number of key business accomplishments in 2018, including the recruitment of Rezo Kanovich and the evolution of the Global Value franchise.

•
In February 2018, the Compensation Committee recommended and the Board approved equity ownership guidelines and a clawback policy for executive officers, both of which are described in greater detail below. As of December 31, 2018, each of our named executive officers held equity in excess of the amount specified in the equity ownership guidelines.

•
During 2018, members of our management team met with representatives of many of our largest shareholders to discuss our firm and its business and financial performance. In the course of those conversations, no concerns were raised with any aspect of our executive compensation program.

Compensation Program Features
Our executive compensation program includes the following features that we believe reflect sound corporate pay governance:

•	The vast majority of our executives’ total compensation is performance based.

•	We do not have employment or other agreements that provide termination benefits outside the context of a change in control.

•
Generally one-half of the shares awarded to our executive officers are career shares that, with certain exceptions, will only vest if and when the recipient retires from the Company in accordance with qualifying retirement conditions.

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

Pursuant to the equity ownership guidelines adopted in February 2018, executive officers are expected to own shares of the Company’s common stock or Class B common units of Artisan Partners Holdings equal in value to eight times base salary for the Chief Executive Officer and three times base salary for all other executive officers. Current executive officers have a period of five years from the time the guidelines were adopted in February 2018 to comply with the ownership requirements. In addition, in the future, any individual becoming an executive officer will have a period of five years from the time of his or her designation as an executive officer to comply with the guidelines. As of December 31, 2018, each of our named executive officers held equity in excess of the amount specified in the equity ownership guidelines.
The clawback policy adopted in February 2018 provides that in the event of a material restatement of the Company’s financial results within three years of the original reporting, the Board will review the facts and circumstances that led to the restatement and, if the Board determines that an executive officer engaged in fraud or willful misconduct leading to material noncompliance with any financial reporting requirements and the restatement, the Board may choose to recover incentive compensation paid to an executive officer in an amount that the Board determines is the difference between the amount of incentive compensation paid or granted to the executive officer and the amount of incentive compensation that would have been paid or granted to the executive officer based upon the restated financial results. Incentive compensation subject to this policy includes both cash bonuses and equity awards.
Objectives of the Compensation Program
We believe that to create long-term value for our stockholders our management team needs to focus on the following business objectives:

•	Attracting, retaining, and cultivating top investment talent whose interests are aligned with our clients and stockholders.

•	Delivering superior investment performance and client service.

•	Achieving profitable and sustainable financial results.

•	Expanding our investment capabilities through thoughtful growth.

•	Continuing to diversify our sources of assets under management.

Our executive compensation program is designed to:

•	Support our business strategy.

•	Attract, motivate and retain highly talented, results-oriented individuals.

•	Reward the achievement of superior and sustained long-term performance.

•	Be flexible and responsive to evolving market conditions.

•	Align the interests of our named executive officers with our stockholders.

•	Provide competitive pay opportunities.

Elements of our Named Executive Officers’ Compensation and Benefits

The elements of our named executive officer compensation program include:

•	Base salary

•	Performance based cash bonus

•	Performance based equity awards

•	Retirement benefits

•	Other benefits

Base Salary
Base salaries are intended to provide our named executive officers with a degree of financial certainty and stability that does not depend on performance. Our named executive officers’ base salaries represent a relatively small portion of their overall total direct compensation. We believe that the majority of their pay should be performance based.
Prior to 2018, the base salary for all of the firm’s managing directors, including the named executive officers, was $250,000. After reviewing industry and peer practices, the Compensation Committee determined to increase the base salary to $300,000 for all managing directors and to $500,000 for our Chief Executive Officer. The increases for the named executive officers were intended to increase the competitiveness of the base salaries by bringing them closer to the median level of the peer group salary information presented by the Committee’s compensation consultant, McLagan. The base salary increase represented the first ever base salary increase at Artisan for Mr. Colson, Mr. Daley, and Mr. Gottlieb.

Performance Based Cash Bonus and Equity Awards
Annual cash bonuses and equity awards are determined at or after the end of each year and are based on the Compensation Committee’s assessment of individual and company-wide performance measured over both annual and long-term periods.
In order to incentivize a holistic and long-term approach, focused on maintaining the firm’s identity and integrity as a high value added, talent-centered investment firm with a variable expense operating model and strong balance sheet, we do not use predetermined incentive formulas. In addition, in determining executives’ annual cash bonuses and equity awards, we consider both the shorter-term and the longer-term contributions of each executive and how those contributions will relate to the firm’s long-term health and sustainability.
Consistent with the firm’s historical practices, the Board and management believe that the vast majority of firm equity awards should be made to the firm’s investment talent, not to the firm’s executive officers. Since the firm’s IPO in 2013, approximately 90% of each equity grant has been awarded to investment team members. By focusing equity grants on investment team members, the firm increases the incentives for, and the long-term alignment and retention of, its most critical employees. The Board and management agree that this is the best way to allocate equity awards at a talent-centered investment management firm. A consequence of this approach is that there is a limited amount of equity to allocate to non-investment team members, including executive officers. That is why a relatively small portion of each executive’s annual performance based pay is in the form of equity compensation. Increasing the amount of equity awarded to named executive officers would necessarily decrease the amount awarded to investment team members.
The equity we do grant to our named executive officers is in the form of standard restricted shares and career shares. Our standard restricted shares vest pro-rata over the five years following the date of grant, subject to continued employment. For career shares to vest, both of the following conditions must be met:

•	Pro rata time-vesting, under which 20% of the shares satisfy this condition in each of the five years following the year of grant.

•
Qualifying retirement, which generally requires that the recipient (i) has been employed by us for at least 10 years at retirement; (ii) had provided 18 months prior written notice of retirement; and (iii) remains at the Company through the retirement notice period. Prior to February 2019, the required notice period was 3 years, which the Company could waive to no less than one year.

Career shares and standard restricted shares will also vest upon a termination of employment due to death or disability. In addition, after the fifth anniversary of the grant date, if the Company terminates a recipient without cause (as defined in the award agreement), career shares will fully vest. And after a change of control, if the Company terminates a named executive officer without cause or he or she resigns for good reason, in either case, within two years of the change in control, the shares will fully vest.
We intend to continue to grant annual equity-based awards to our named executive officers under the Omnibus Plan, which provides for a wide variety of equity awards. The size and structure of the equity awards granted with respect to 2018 may not be indicative of future awards. Future equity awards may be granted in a mix of restricted shares (both standard and career) and options and subject to both time- and performance-based vesting. We generally intend to continue to grant our named executive officers a 50-50 ratio of career shares and standard restricted shares.
Retirement Benefits
We believe that providing a cost-effective retirement benefit for the Company’s employees is an important recruitment and retention tool. Accordingly, the Company maintains, and each of the named executive officers participates in, a contributory defined contribution retirement plan for all U.S.-based employees, and matches 100% of each employee’s contributions (other than catch-up contributions by employees age 50 and older) up to the 2018 limit of $18,500. We also maintain retirement plans or make retirement plan contributions (or equivalent cash payments) for our employees based outside the U.S. The opportunity to participate in a retiree health plan, at the sole expense of the retiree, is available to employee-partners and career share recipients who have at least 10 years of service with us at the time of retirement.
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
Use of Compensation Consultant. Our Compensation Committee has retained the services of McLagan, a compensation consultant, to provide advice regarding our named executive officer compensation program and information about compensation trends in the asset management industry. McLagan must receive pre-approval from the chairperson of our Compensation Committee prior to accepting any non-survey-related work from management. Our Compensation Committee has assessed the independence of McLagan pursuant to SEC rules and concluded that no conflict of interest exists that prevents McLagan from independently advising the Compensation Committee.
Peer Group Compensation Review. Our Compensation Committee considers the individual and aggregate pay levels, compensation structure, and financial performance of other asset management companies in connection with its compensation decision-making process. We do not seek to benchmark our executive compensation to that of our peers. Instead, the Compensation Committee reviews the information to stay informed of competitive pay levels, compensation structure, and compensation trends in the asset management industry.
Tax and Accounting Considerations. When it reviews compensation matters, our Compensation Committee considers the anticipated tax and accounting treatment of various payments and benefits to the Company and, when relevant, to its named executive officers, although these considerations are not dispositive.
Results of Advisory Votes on Executive Compensation. The Compensation Committee considers the results of the Company’s advisory votes on compensation when determining the amount and type of compensation paid to the named executive officers and the structure of the executive compensation program generally. The Company’s first advisory votes on executive compensation and frequency of advisory votes on executive compensation took place in connection with the Company’s 2016 annual meeting of stockholders. The advisory votes resulted in the approval of the Company’s 2015 executive compensation and a frequency of executive compensation advisory votes of every three years. The next advisory vote on executive compensation will occur in connection with the Company’s 2019 annual meeting of stockholders, at which the stockholders will vote on the Company’s 2018 executive compensation.
Shareholder Engagement. Since our IPO in 2013, members of our management team have regularly met with representatives of many of our largest shareholders. In the course of those conversations (including conversations in 2018), no concerns have been raised with any aspect of our executive compensation program.

2018 Executive Compensation Process and Decisions
At its January 2018 meeting, our Compensation Committee discussed target bonus amounts for each named executive officer and a set of strategic priorities and business and financial metrics against which to evaluate performance and determine bonuses for 2018. At each subsequent meeting, the Compensation Committee reviewed the status of the strategic priorities and assessed the Company’s year-to-date business and financial metrics.
In January 2019 the Compensation Committee determined annual cash bonuses and equity awards based on its assessment of the named executive officers’ execution of strategic priorities and our 2018 business and financial results. In shaping its decisions with respect to all of the named executive officers, the Compensation Committee considered the following:

•
Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Net of fees, 15 of our 17 strategies have generated meaningful out-performance relative to their broad-based benchmarks since inception.

•	We recruited Rezo Kanovich and re-configured the Non-U.S. Small-Cap Growth strategy into the Non-U.S. Small-Mid Growth strategy to give Mr. Kanovich and his analysts greater degrees of freedom.

•	We evolved the Global Value Team into two distinct and autonomous investment teams — the International Value team led by David Samra and the Global Value team led by Daniel O’Keefe.

•	We earned $828.6 million in revenue, an increase of 4% compared to the prior year and our second highest annual revenues ever.

•
Our GAAP operating margin was 36.8% compared to 36.0% in 2017. Adjusted operating margin was 36.8%, down slightly from 37.6% in 2017 as we reinvested in talent, technology and resources, and new investment strategies.

•	We generated $2.84 of earning per basic and diluted share and $2.94 of adjusted EPS, our second highest adjusted EPS ever.

•
We declared and distributed dividends of $3.19 per share of Class A common stock during 2018, and have declared a total of $3.39 of dividends with respect to 2018, the most we have ever declared with respect to a calendar year.

Based on these achievements and our financial and business performance, the Compensation Committee determined to pay 2018 cash incentive awards as follows: $5,000,000 for Mr. Colson; $1,950,000 for Mr. Daley; $1,150,000 for Ms. Johnson; $1,100,000 for Mr. Ramirez; and $2,600,000 for Mr. Gottlieb. The Compensation Committee also recommended, and our Board subsequently approved, equity grants in respect of 2018 to our named executive officers. The aggregate award constituted a total of approximately 1.0 million shares, of which a total of 72,443 shares (or 8% of the total grant) were awarded to our named executive officers as follows: 9,722 standard restricted shares and 9,721 career shares for Mr. Colson; 2,500 standard restricted shares and 2,500 career shares for Mr. Daley; 2,500 standard restricted shares and 2,500 career shares for Ms. Johnson; 1,500 standard restricted shares and 1,500 career shares for Mr. Ramirez; and 20,000 standard restricted shares and 20,000 career shares for Mr. Gottlieb.
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
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Seth W. Brennan, Tench Coxe and Jeffrey A. Joerres, each of whom is an independent director under the rules of the NYSE and our Governance Guidelines. None of the members of the Compensation Committee have been an officer or employee of the Company. None of our named executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board.
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

Summary Compensation Table (1)
The following table provides information regarding the compensation earned during the years ended December 31, 2016, 2017 and 2018 by each of our named executive officers. Columns for “Option Awards”, “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” do not appear in the following table as they do not pertain to the Company.
The applicable SEC rules require that the value of an equity award be attributed to the year in which the award was made (not the year with respect to which the award was made) for purposes of the Summary Compensation Table below. Accordingly, the stock awards reported for 2016, 2017, and 2018 reflect the awards made in January 2016, January 2017, and February 2018, respectively. Because we consider the value of the equity awards we make in January or February of each year to be a part of each named executive officer’s compensation for the prior year, we have included those values in the row for the prior year in the table at the beginning of this Item 11, as well as in the first footnote below.

Name & Principal Position	Year	Salary	Bonus (2)	Stock Awards(3)	All Other Compensation(4)	Total
Eric R. Colson	2018	$437,500	$5,000,000	$1,042,775	$69,475	$6,549,750
Chief Executive Officer	2017	250,000	5,000,000	283,000	216,778	5,749,778
	2016	250,000	4,800,000	915,300	147,884	6,113,184
Charles J. Daley, Jr.	2018	287,500	1,950,000	259,710	63,798	2,561,008
Chief Financial Officer	2017	250,000	1,950,000	141,500	119,171	2,460,671
	2016	250,000	1,750,000	305,100	89,991	2,395,091
Sarah A. Johnson	2018	287,500	1,150,000	177,075	68,013	1,682,588
Chief Legal Officer	2017	250,000	1,150,000	141,500	100,036	1,641,536
	2016	250,000	1,050,000	305,100	81,956	1,687,056
Gregory K. Ramirez	2018	287,500	1,100,000	177,075	67,931	1,632,506
Executive Vice President	2017	250,000	1,100,000	141,500	98,803	1,590,303
	2016	250,000	1,025,000	305,100	81,108	1,661,208
Jason A. Gottlieb (5)	2018	287,500	2,600,000	521,388	44,506	3,453,394
Executive Vice President	2017	250,000	2,500,000	990,500	43,403	3,783,903
(1) The summary compensation table above includes the value of restricted shares that were granted to each named executive officer in each year presented, as required by SEC disclosure rules. The supplemental table below includes the value of the restricted shares that we granted to each named executive officer in 2017, 2018 and 2019 with respect to 2016, 2017 and 2018 performance, respectively.

Name	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Eric R. Colson	2018	$437,500	$5,000,000	$445,634	$69,475	$5,952,609
	2017	250,000	5,000,000	1,042,775	216,778	6,509,553
	2016	250,000	4,800,000	283,000	147,884	5,480,884
Charles J. Daley, Jr.	2018	287,500	1,950,000	114,600	63,798	2,415,898
	2017	250,000	1,950,000	259,710	119,171	2,578,881
	2016	250,000	1,750,000	141,500	89,991	2,231,491
Sarah A. Johnson	2018	287,500	1,150,000	114,600	68,013	1,620,113
	2017	250,000	1,150,000	177,075	100,036	1,677,111
	2016	250,000	1,050,000	141,500	81,956	1,523,456
Gregory K. Ramirez	2018	287,500	1,100,000	68,760	67,931	1,524,191
	2017	250,000	1,100,000	177,075	98,803	1,625,878
	2016	250,000	1,025,000	141,500	81,108	1,497,608
Jason A. Gottlieb	2018	287,500	2,600,000	916,800	44,506	3,848,806
	2017	250,000	2,500,000	521,388	43,403	3,314,791

(2) Amounts in this column represent the annual performance based cash bonus compensation earned by our named executive officers in 2018, 2017 and 2016, as applicable. The amounts for 2017 were paid in December 2017. The amounts for 2016 and 2018 were paid in February following each year presented.

(3) As discussed above, we consider the value of the equity awards we made in 2017, 2018 and 2019 to be a part of each named executive officer’s compensation for 2016, 2017 and 2018, respectively. The grant date fair value of those awards is reflected accordingly in the “Stock Awards” and “Total” columns in the supplemental table in footnote 1. The values reported represent the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date.

(4) Amounts in this column represent the aggregate dollar amount of all other compensation received by our named executive officers. All other compensation includes, but is not limited to (a) company matching contributions to contributory defined contribution plan accounts equal to 100% of their pre-tax contributions (excluding catch-up contributions for named executive officers age 50 and older) up to the limitations imposed under applicable tax rules, which contributions totaled $18,500 for each named executive officer in 2018; (b) health and vision insurance premiums and HSA contributions paid by the company for plans that are generally offered to all employees on a nondiscriminatory basis in the aggregate amount of approximately $25,000 for each named executive officer in 2018; and (c) reimbursement for 2018 self-employment payroll tax expense as follows: $25,187 for Mr. Colson; $18,031 for Mr. Daley; $20,416 for Ms. Johnson, and $20,334 for Mr. Ramirez.

(5) Because Mr. Gottlieb first became an executive officer in 2017, no disclosure is included for 2016.

Grants of Plan-Based Awards During 2018

The following table provides information regarding plan-based awards granted to each of our named executive officers in the year ended December 31, 2018.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Eric R. Colson	2/1/2018	26,500	$1,042,775
Charles J. Daley, Jr.	2/1/2018	6,600	259,710
Sarah A. Johnson	2/1/2018	4,500	177,075
Gregory K. Ramirez	2/1/2018	4,500	177,075
Jason A. Gottlieb	2/1/2018	13,250	521,388
(1) Represents the number of restricted shares of our Class A common stock granted in February 2018, which were awarded as follows:
Name		Standard Restricted Shares	Career Shares
Eric R. Colson		13,250	13,250
Charles J. Daley, Jr.		3,300	3,300
Sarah A. Johnson		2,250	2,250
Gregory K. Ramirez		2,250	2,250
Jason A. Gottlieb		6,625	6,625
(2) Represents the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date.

Outstanding Equity Awards at December 31, 2018

The following table provides information about the outstanding unvested equity-based awards held by each of our named executive officers as of December 31, 2018.

Name	Number of Shares or Units of Stock That Have Not Vested(#)(1)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Eric R. Colson	69,400	$1,534,434
Charles J. Daley, Jr.	23,900	528,429
Sarah A. Johnson	21,800	481,998
Gregory K. Ramirez	21,200	468,732
Jason A. Gottlieb	66,613	1,472,813
(1) Represents the number of unvested restricted shares (both career shares and standard restricted shares) of Class A common stock as of December 31, 2018:

Name	Standard Restricted Shares (A)	Career Shares (B)
Eric R. Colson	27,900	41,500
Charles J. Daley, Jr.	9,100	14,800
Sarah A. Johnson	8,050	13,750
Gregory K. Ramirez	7,950	13,250
Jason A. Gottlieb	59,988	6,625
(A) Standard restricted shares vest in five equal installments over the five years following the date of grant, provided that the holder remains employed through the vesting dates. The named executive officers’ standard restricted shares will also vest upon a termination of employment on account of the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control.

(B) Career shares vest as described above in “Compensation Discussion and Analysis - Performance Based Cash Bonus and Equity Awards.”
(2) Restricted shares of Class A common stock were valued based on the closing price of our Class A common stock on the NYSE on December 31, 2018, which was $22.11.

Equity Awards Vested During the Year Ended December 31, 2018

The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2018, upon the vesting of equity awards.

Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Eric R. Colson	10,150	$332,857
Charles J. Daley, Jr.	4,400	144,047
Sarah A. Johnson	3,300	108,429
Gregory K. Ramirez	3,200	105,191
Jason A. Gottlieb	14,246	476,244
(1) The value of the restricted shares of Class A common stock that vested during 2018 is based on the stock price of our Class A common stock on each respective vesting date.

CEO Pay Ratio - 32:1
Our CEO pay ratio compares our CEO’s annual total compensation in 2018 to that of the median of the annual total compensation of all other Company employees (the “Median Employee”) for the same period. The calculation of annual total compensation of all other employees was determined in the same manner as the “Total Compensation” shown for our CEO in the Summary Compensation Table above and therefore includes each employee’s base, bonus, equity-based awards, and the value of all Company-paid benefits. We included all employees as of December 31, 2018 in our analysis.
The annual total compensation for 2018 for our CEO was $6,549,750 and for the Median Employee was $201,687. The resulting ratio of our CEO’s pay to the pay of our Median Employee for 2018 is 32 to 1.
Pension Benefits
We do not sponsor or maintain any defined benefit pension or retirement benefits for the benefit of our employees.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
We do not sponsor or maintain any nonqualified defined contribution or other nonqualified deferred compensation plans for the benefit of our employees.
Employment Agreements
We do not have employment agreements with any of our named executive officers. Upon commencement of employment, each named executive officer received an offer letter outlining the initial terms of employment, including base salary and cash incentive compensation. None of these terms affected compensation paid to our named executive officers in 2018 and will not affect compensation paid in future years.

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
Equity awards granted to our named executive officers are evidenced by an award agreement that sets forth the terms and conditions of the award and the effect of any termination event or a change in control on unvested awards. The effect of a termination event or change in control on outstanding equity awards varies by the type of award. The following table provides the value of equity acceleration that would have been realized for each of the named executive officers if he or she had been terminated on December 31, 2018 under the circumstances indicated (including following a change in control).
As discussed above, each of our named executive officers has been granted career shares that are designed to vest upon a qualifying retirement. A qualifying retirement requires 10 years of service with the Company as of the date of retirement and, for our named executive officers, 18 months advance notice of intent to retire. Career shares also include a pro rata time-vesting requirement, under which 20% of the shares become eligible for qualifying retirement vesting in each of the five years following the year of grant. While none of our named executive officers have provided us with notice of intent to retire, the amounts shown in the “Retirement” column reflect the value of career shares that have satisfied the time-vesting and 10 years of service requirements as of December 31, 2018 and would therefore be eligible to vest had the named executive officer satisfied the advance notice requirement and retired as of that date. In addition, the amount of shares received upon exchange of Class B common units that may be sold in any one-year period may also increase upon a named executive officer’s retirement, so long as the officer provided us with sufficient notice of retirement and has at least 10 years of service at retirement.

	Death or Disability	Qualifying Termination in Connection with Change in Control	Retirement
Eric R. Colson
Standard Restricted Shares (1)	$616,869	$616,869	$—
Career Shares(2)	917,565	917,565	300,696
Charles J. Daley, Jr.
Standard Restricted Shares (1)	201,201	201,201	—
Career Shares(2)	327,228	327,228	—
Sarah A. Johnson
Standard Restricted Shares (1)	177,986	177,986	—
Career Shares(2)	304,013	304,013	126,027
Gregory K. Ramirez
Standard Restricted Shares (2)	175,775	175,775	—
Career Shares(3)	292,958	292,958	117,183
Jason A. Gottlieb
Standard Restricted Shares (1)	1,326,335	1,326,335	—
Career Shares(2)	146,479	146,479	—
(1) Represents the value of the accelerated vesting of restricted shares of Class A common stock based on the closing price of our Class A common stock on the NYSE on December 31, 2018, which was $22.11 per share. Any standard restricted shares will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence).

(2) Represents the value of the accelerated vesting and retirement vesting of career shares based on the closing price of our Class A common stock on the NYSE as of December 31, 2018, which was $22.11 per share. Any career shares will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence). Career shares also vest upon qualifying retirement, as discussed above.

DIRECTOR COMPENSATION

The Company’s director compensation program is designed to attract and retain highly qualified non-employee directors. For fiscal year 2018, the director compensation program entitled non-employee directors to a cash component, designed to compensate directors for their service on the Board, and an equity component, designed to align the interests of the directors with those of the Company’s stockholders.

For 2018, the standard equity component of the Company’s director compensation program consisted of $100,000 of restricted stock units for each of the non-employee directors awarded under the Artisan Partners Asset Management Inc. 2013 Non-Employee Director Compensation Plan. The shares of Class A common stock underlying the restricted stock units will be delivered on the earlier to occur of (i) a change in control of APAM and (ii) the termination of the director’s service as a director.

During 2018, each non-employee director was entitled to receive cash payments of $50,000, paid in four quarterly installments. The lead director and chairperson of our Audit Committee were entitled to receive an additional cash retainer of $50,000, and the chairpersons of each of the Compensation Committee and Nominating and Corporate Governance Committee were entitled to receive an additional cash retainer of $40,000. Each of our non-employee directors elected to receive the value of this cash compensation in the form of additional restricted stock units.

As a result, an additional number of restricted stock units were granted to each non-employee director in February of 2018, the value of which equaled the amount of cash compensation to which each director was entitled. One-quarter of the units awarded in lieu of cash compensation vested in each quarter of 2018.

In addition, all directors are reimbursed for reasonable out-of-pocket expenses incurred by them in connection with attending Board, committee and stockholder meetings, including those for travel, meals and lodging. These reimbursements are not reflected in the table below.

Mr. Colson does not receive any additional compensation for serving on the Board.

The following table provides information concerning the 2018 compensation of each non-employee director who served in fiscal year 2018.

Name	Stock Awards
Matthew R. Barger(1)	$190,000
Seth W. Brennan(2)	150,000
Tench Coxe(3)	150,000
Stephanie G. DiMarco(4)	200,000
Jeffrey A. Joerres(5)	190,000
Andrew A. Ziegler(6)	200,000
(1) On December 31, 2018, Mr. Barger had 26,339 restricted stock units outstanding.
(2) On December 31, 2018, Mr. Brennan had 17,062 restricted stock units outstanding.
(3) On December 31, 2018, Mr. Coxe had 21,790 restricted stock units outstanding.
(4) On December 31, 2018, Ms. DiMarco had 27,477 restricted stock units outstanding.
(5) On December 31, 2018, Mr. Joerres had 26,339 restricted stock units outstanding.
(6) On December 31, 2018, Mr. Ziegler had 24,449 restricted stock units outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2019, for:

•	each person known by us to beneficially own more than 5% of any class of our outstanding shares, as of February 14, 2019;

•	each of our named executive officers;

•	each of our directors; and

•	all of our named executive officers and directors as a group.

Because we have disclosed the ownership of shares of our Class B common stock and Class C common stock (which correspond to partnership units that are exchangeable for Class A common stock), the shares of Class A common stock underlying partnership units are not separately reflected in the table below.
Applicable percentage ownership is based on 54,357,336 shares of Class A common stock (including 293,891 restricted stock units that are currently outstanding), 8,645,249 shares of Class B common stock and 14,226,435 shares of Class C common stock outstanding at February 14, 2019. The aggregate percentage of combined voting power represents voting power with respect to all shares of our common stock voting together as a single class and is based on 76,935,129 total votes attributed to 76,935,129 total shares of outstanding common stock, as each share of our common stock entitles its holder to one vote per share.
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

	Class A(1)		Class B		Class C		Aggregate % of Combined Voting Power
	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class

Directors and Named Executive Officers:
Stockholders Committee(2)	5,535,767	10.2%	8,645,249	100%	—	—	18.3%
Eric R. Colson(3)	105,500	*	482,463	5.6%	—	—	—
Charles J. Daley, Jr.(3)(4)	35,500	*	97,779	1.1%	—	—	*
Jason A. Gottlieb(3)	79,488	*	—	—	—	—	—
Sarah A. Johnson(3)	36,500	*	94,464	1.1%	—	—	*
Gregory K. Ramirez(3)	35,400	*	77,364	*	—	—	*
Matthew R. Barger(5)	34,662	*	—	—	1,242,002	8.7%	1.6%
Seth W. Brennan(5)(6)	36,133	*	—	—	—	—	*
Tench Coxe(5)(7)	50,772	*	—	—	—	—	*
Stephanie G. DiMarco(5)(8)	107,316	*	—	—	—	—	*
Jeffrey A. Joerres(5)	38,162	*	—	—	—	—	*
Andrew A. Ziegler(5)(9)	33,210	*	—	—	3,455,973	24.3%	4.5%
Directors and named executive officers as a group (11 persons)	5,841,822	10.7%	8,645,249	100%	4,697,975	33.0%	24.6%

5+% Stockholders:
MLY Holdings Corp.(3)(10)	—	—	2,188,429	25.3%	—	—	—
James C. Kieffer (3)	—	—	1,067,575	12.3%	—	—	—
Daniel J. O’Keefe(3)	1,051,911	1.9%	960,676	11.1%	—	—	*
N. David Samra(3)	1,070,929	2.0%	925,381	10.7%	—	—	—
James D. Hamel(3)	277,804	*	636,066	7.4%	—	—	—
Artisan Investment Corporation(9)	—	—	—	—	3,455,973	24.3%	4.5%
Scott C. Satterwhite	—	—	—	—	1,383,768	9.7%	1.8%
LaunchEquity Acquisition Partners, LLC (11)	—	—	—	—	1,121,196	7.9%	1.5%
Patricia Christina Hellman Survivor’s Trust	—	—	—	—	798,443	5.6%	1.0%
Arthur Rock 2000 Trust	—	—	—	—	1,153,280	8.1%	1.5%
Thomas F. Steyer	—	—	—	—	1,082,314	7.6%	1.4%
Big Fish Partners LLC	—	—	—	—	807,305	5.7%	1.0%
Kayne Anderson Rudnick Investment Management LLC(12)	3,948,438	7.3%	—	—	—	—	5.1%
The Vanguard Group(13)	4,779,353	8.8%	—	—	—	—	*
Blackrock Inc.(14)	3,680,976	6.8%	—	—	—	—	4.6%
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

(3)
Pursuant to the stockholders agreement, Mr. Colson, Mr. Daley, Mr. Gottlieb, Ms. Johnson, Mr. Ramirez, MLY Holdings Corp., Mr. Kieffer, Mr. O’Keefe, Mr. Samra and Mr. Hamel each granted an irrevocable voting proxy with respect to all of the shares of our common stock he or she has acquired from us and any shares he or she may acquire from us in the future to the stockholders committee as described in footnote 2 above. Each retains investment power with respect to the shares of our common stock he or she holds, which are the shares reflected in the row applicable to each person. 400 of Mr. Daley’s shares, 1,400 of Mr. Ramirez’s shares, 4,000 of Ms. Johnson’s shares, and 18,555 of Mr. O’Keefe’s shares are not subject to the stockholders agreement.

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

(11)
LaunchEquity Acquisition Partners, LLC, is a manager-managed designated series limited liability company organized under the laws of the State of Delaware. Andrew C. Stephens is the sole manager of the designated series of LaunchEquity Acquisition Partners through which Mr. Stephens holds his shares of Class C common stock.

(12) This information has been derived from the Schedule 13G filed with the SEC on February 12, 2019 by Kayne Anderson Rudnick Investment Management LLC which states that Kayne Anderson Rudnick Investment Management had voting and dispositive power over 3,948,438 shares of Class A common stock as of December 31, 2018. The address of Kayne Anderson Rudnick Investment Management is 1800 Avenue of the Stars, Los Angeles, California, 90067.
(13) This information has been derived from the Schedule 13G filed with the SEC on February 11, 2019 by The Vanguard Group, Inc. which states that Vanguard Group had voting power over 105,436 shares and dispositive power over 4,779,353 shares of Class A common stock as of December 31, 2018. The address of the Vanguard Group is 100 Vanguard Blvd, Malvern, Pennsylvania, 19355.
(14) This information has been derived from the Schedule 13G filed with the SEC on February 4, 2019 by Blackrock Inc. which states that Blackrock had voting power over 3,569,846 shares and dispositive power over 3,680,976 shares of Class A common stock as of December 31, 2018. The address of Blackrock Inc. is 55 East 52nd Street, New York, NY 10055.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions in Connection with our IPO
In March 2013, in connection with the initial public offering (“IPO”) of Artisan Partners Asset Management, we entered into the agreements described below with the limited partners of Artisan Partners Holdings, including the following persons and entities:

•	Those of our currently-serving executive officers who own Class B common units of Artisan Partners Holdings.

•
Artisan Investment Corporation (“AIC”), an entity controlled by Andrew A. Ziegler, our Lead Independent Director, and Carlene M. Ziegler. AIC owns all of the Class D common units of Artisan Partners Holdings.

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

The rights of each of the persons and entities listed above under the agreements discussed below are, in general, the same as the rights of each other holder of the same class of partnership units. So, for instance, the rights of our currently-serving executive officers that are holders of Class B common units, under the exchange, registration rights, partnership and tax receivable agreements described below are, in general, the same as the rights of each other holder of Class B common units. The descriptions of the transactions and agreements below, including the rights and ownership interests of the persons and entities listed above, are as of January 31, 2019, unless otherwise indicated.
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
Holders of partnership units have the right to exchange units in a number of circumstances that are generally based on, but in several respects are not identical to, the “safe harbors” contained in the U.S. Treasury Regulations dealing with publicly traded partnerships. In accordance with the terms of the exchange agreement, partnership units are exchangeable: (i) in connection with the first underwritten offering in any calendar year pursuant to the resale and registration rights agreement; (ii) on a specified date each fiscal quarter; (iii) in connection with the holder’s death, disability or mental incompetence; (iv) as part of one or more exchanges by the holder and any related persons during any 30-calendar day period representing in the aggregate more than 2% of all outstanding partnership units (generally disregarding interests held by us); (v) if the exchange is of all of the partnership units held by AIC in a single transaction; (vi) in connection with a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock that is effected with the consent of our Board or in connection with certain mergers, consolidations or other business combinations; or (vii) if we permit the exchanges after determining that Artisan Partners Holdings would not be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code as a result. In general, we may provide for exchanges in addition to the exchanges that holders of partnership units are entitled to under the exchange agreement.
As the holders of limited partnership units exchange their units for Class A common stock, we receive a number of general partnership units, or GP units, of Artisan Partners Holdings equal to the number of shares of our Class A common stock that they receive, and an equal number of limited partnership units are canceled.
During the fiscal year ended December 31, 2018, holders of Class A, Class B and Class E common units exchanged an aggregate of 1,590,611 units for Class A common stock, and an equal number of shares of our Class B or Class C common stock, as applicable, were canceled. We expect that approximately 680,793 common units will be exchanged for Class A common stock on February 21, 2019.

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
As of December 31, 2018, AIC owned 3,455,973 Class D common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock AIC may sell. AIC has the right to use the resale shelf registration statement to sell shares of Class A common stock, including the right to an unrestricted number of brokered transactions and, subject to certain limitations and qualifications, marketed and unmarketed underwritten shelf takedowns.
As of December 31, 2018, our employee-partners owned an aggregate of 8,645,249 Class B common units. Under the resale and registration rights agreement, in each 12-month period, the first of which began in the first quarter of 2014, each employee-partner is permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. In February 2018, our Board approved the sale of additional shares by certain employee-partners, including Mr. Colson and certain senior portfolio managers that own Class B common units of Artisan Partners Holdings and greater than 5% of our outstanding Class B common stock. Those employee-partners were permitted to sell 20% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units in 2018. We expect to permit them to sell the same number of shares during the first quarters of 2019, 2020, 2021 and 2022, subject to their maintaining a minimum dollar amount of firm equity. Units sold by employee-partners in connection with underwritten offerings or otherwise redeemed by us are included when calculating the maximum number of shares each employee-partner is permitted to sell in any one-year period. Our Board may waive or modify the resale limitations described in this paragraph.
In total, approximately 1.7 million shares will become eligible for sale by employee-partners in the first quarter of 2019. Combined with shares that previously became eligible but have not been sold, approximately 3.0 million Class B common units are eligible for sale in the first quarter of 2019. Because employee-partners and other employees are eligible to sell amounts of vested equity as described above and elsewhere in this 10-K, employees’ equity ownership, in the aggregate, could significantly decline over the next five years.
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
If the employee-partner’s employment was terminated as a result of retirement, death or disability, the employee-partner or his or her estate may (i) as of and after the time of termination of employment, sell (A) a number of shares of our Class A common stock up to one-half of the employee-partner’s aggregate number of vested common units and shares of Class A common stock received upon exchange of common units held as of the date of termination of employment or, (B) if greater, vested shares of our Class A common stock having a market value as of the time of sale of up to $250,000, and (ii) as of and after the first anniversary of the termination, the person’s remaining shares of our Class A common stock received upon exchange of common units. Retirement, for these purposes, generally requires that the employee-partner have provided ten years of service or more at the date of retirement and offered one year’s written notice (or eighteen months’ written notice in the case of employee-partners who are lead portfolio managers or executive officers) of the intention to retire, subject to our right to accept a shorter period of notice. Prior to February 2019, the eighteen months’ written notice requirement was three years, subject to the Company’s discretion to waive the period to no less than one year.

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
As of December 31, 2018, former employee-partners owned an aggregate of 3,582,330 Class E common units, approximately 2.4 million of which may be sold during the first quarter of 2019.
As of December 31, 2018, our initial outside investors who are holders of Class A common units owned an aggregate of 7,188,132 Class A common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock the holders of Class A common units may sell.
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
Stockholders Agreement
Our employees (including all of our employee-partners) to whom we have granted equity have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us (which shares represent approximately 18% of the combined voting power of our capital stock as of February 14, 2019) and any shares they may acquire from us in the future to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). Any shares of our common stock that we issue to our employees in the future will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares subject to the stockholders agreement will be voted in accordance with the majority decision of the three members of the stockholders committee.
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
The stockholders agreement provides that in connection with our election of directors, the members of the stockholders committee will vote the shares subject to the agreement in support of the following:

•
Matthew R. Barger, or, unless Mr. Barger is removed from the Board for cause, a successor selected by Mr. Barger who holds Class A common units, so long as the holders of the Class A common units beneficially own at least 5% of our outstanding capital stock. As of December 31, 2018, the holders of the Class A common units beneficially owned approximately 9% of our outstanding capital stock.

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

Tax Receivable Agreements
We are party to two tax receivable agreements. The first tax receivable agreement is between APAM and the assignees of the Pre-H&F Corp Merger Shareholder that was the sole shareholder of our convertible preferred stock. As part of our IPO reorganization, a corporation (“H&F Corp”) controlled by Hellman & Friedman LLC merged with and into us pursuant to an Agreement and Plan of Merger. As consideration for the merger, the shareholder of H&F Corp received shares of our convertible preferred stock (all of which were converted to shares of Class A common stock in June 2014), contingent value rights (which were subsequently terminated in November 2013), and the right to receive an amount of cash. The tax receivable agreement between APAM and the assignees of the Pre-H&F Merger Shareholder generally provides for the payment by APAM of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger, (ii) net operating losses available as a result of the merger, and (iii) tax benefits related to imputed interest.
The second tax receivable agreement, with each current or former holder of limited partnership units or their assignees, generally provides for the payment by APAM to each of them or their assignees of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of partnership units sold to us or exchanged (for shares of Class A common stock, convertible preferred stock or other consideration) and that are created as a result of such sales or exchanges and payments under the TRAs, and (ii) tax benefits related to imputed interest.
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
As of December 31, 2018, we recorded a $369.4 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expect to realize from the merger described above and our purchase of Class A common units in connection with the IPO; our purchase of common and preferred units since the IPO; and the quarterly exchanges made by certain limited partners pursuant to the exchange agreement. The amount assumes no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. Additional purchases or exchanges of units of Artisan Partners Holdings will cause the liability to increase.
During 2018, we made payments under the tax receivable agreements totaling approximately $36 million in the aggregate. Of that amount, $21.4 million was paid to certain of our directors or entities associated with certain directors that hold or held Class C common stock; $8.0 million was paid to our employee-partners, including to certain of our currently-serving executive officers and several employee-partners, or entities controlled by employee-partners, who own greater than 5% of our outstanding Class B common stock; and $1.7 million to other persons or entities who own Class A or Class E common units of Artisan Partners Holdings and greater than 5% of our outstanding Class C common stock.
Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the H&F Corp merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2018; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $576 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $22.11 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2018.
Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or approximately $515 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit.

Transactions in Connection with the 2018 Follow-On Offering
In February 2018, we entered into partnership unit purchase agreements with limited partners who elected to sell common units of Holdings to us. Pursuant to those agreements, we used the net proceeds of the issuance of 644,424 shares of our Class A common stock in February 2018 to purchase 644,424 common units from certain limited partners of Holdings, including several employee-partners, or entities controlled by employee-partners, who own greater than 5% of our outstanding Class B common stock. We purchased the units at a price equal to $33.33 per unit.
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

Investments in Certain Artisan Private Funds
Several of our directors, executive officers and employees, including employees who own greater than 5% of our outstanding Class B common stock, have made seed investments in certain Artisan Private Funds. These investments provide the initial seed capital needed to support the launch of new investment strategies and products. Management and incentive fees are generally waived with respect to these investments. In the aggregate, $245,177 of management fees and $178,960 of incentive fees were waived during 2018 with respect to seed capital investments made by related-party investors.
Review, Approval or Ratification of Transactions with Related Persons
We have adopted a written policy regarding the approval, with certain exceptions, of any transaction or series of transactions in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a “related party” (a director, director nominee, executive officer, or a person known to us to be the beneficial owner of more than 5% of any class of our voting securities, or any immediate family member of any of the foregoing) has a direct or indirect material interest (a “related-party transaction”). Under the policy, a related party must promptly disclose to our Chief Legal Officer any potential related-party transaction and all material facts about the transaction. The Chief Legal Officer will then assess whether the transaction constitutes a related-party transaction. If the Chief Legal Officer determines a transaction qualifies as such, he or she will communicate that information to the Audit Committee, to the Chair of the Audit Committee, if the Chief Legal Officer determines it is impracticable or undesirable to wait until the next committee meeting, or to the entire Board. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee, the Chair of the Audit Committee or the Board, as applicable, will decide whether to approve such transaction and will generally approve only those transactions that are not inconsistent with our best interests. If we become aware of a related-party transaction that was not approved under this policy before it was entered into, the transaction will be referred to the Audit Committee or the entire Board, which will evaluate all options available, including ratification, amendment or termination of such transaction. Under the policy, any director who has an interest in a related-party transaction will recuse himself or herself from any formal action with respect to the transaction as deemed appropriate by the Audit Committee or Board.
Director Independence
The Board is composed of a majority of directors who satisfy the criteria for independence under the NYSE listing standards and do not have any material relationship with the Company. Our Board has determined that each of Matthew R. Barger, Seth W. Brennan, Tench Coxe, Stephanie G. DiMarco, Jeffrey A. Joerres and Andrew A. Ziegler is independent in accordance with NYSE listing standards and our Governance Guidelines, and does not have any relationship that would interfere with exercising independent judgment in carrying out his or her responsibilities as a director. See Item 10 for a list of the committees on which each director serves.

Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP as of and for the fiscal years ended December 31, 2018 and 2017 are set forth below. The aggregate fees included in the “Audit Fees” and the “Audit-Related Fees” categories are fees billed for the fiscal year for the audits of our annual financial statements, reviews of quarterly financial statements and services that are customarily provided in connection with statutory or regulatory filings. The aggregate fees included in the “Tax Fees” and “All Other Fees” categories are fees for services performed in those fiscal years.

	Fiscal Year 2018	Fiscal Year 2017
Audit Fees	$937,600	$929,400
Audit‑Related Fees	367,700	380,200
Tax Fees	710,500	984,300
All Other Fees	4,600	3,600
Total	$2,020,400	$2,297,500

Audit Fees for the fiscal years ended December 31, 2018 and 2017 were for professional services rendered for the audits of our annual financial statements, reviews of quarterly financial statements and services that are customarily provided in connection with statutory or regulatory filings.

Audit-Related Fees for the fiscal years ended December 31, 2018 and 2017 were for reviews of registration statements filed with the SEC, consultations related to the accounting or disclosure treatment of transactions and attest services related to our compliance with the Global Investment Performance Standards (GIPS). For the year ended December 31, 2018 and 2017, audit-related fees also includes $210,000 and $173,000, respectively, for audit services provided to our sponsored investment products, including consolidated investment products.

Tax Fees for the fiscal years ended December 31, 2018 and 2017 were for domestic and foreign tax return compliance, including review of partner capital accounts, and consultations related to technical interpretations, applicable laws and regulations and tax accounting. During 2018, $144,000 of the tax fees related to tax return compliance and preparation.

Other Fees for the fiscal years ended December 31, 2018 and 2017 were license fees for professional publications.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee is required to pre-approve, or adopt appropriate procedures to pre-approve, all audit and non-audit services to be provided by the independent auditors. The Committee will typically pre-approve specific types of audit, audit-related, tax and other services on an annual basis. The Committee pre-approves all other services on an individual basis throughout the year as the need arises. The Committee has delegated to its chairperson the authority to pre-approve independent auditor engagements between meetings of the Committee. Any such pre-approvals will be reported to the entire Committee at its next regular meeting.
All audit, audit-related and tax services for fiscal 2018 were pre-approved by the Audit Committee. In all cases, the Audit Committee concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of PricewaterhouseCoopers LLP’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp. (1)
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc. (1)
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc. (1)
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP (1)
10.2	Amended and Restated Resale and Registration Rights Agreement (1)
10.3	Exchange Agreement (1)
10.4	Tax Receivable Agreement (Merger) (1)
10.5	Tax Receivable Agreement (Exchanges) (1)
10.6	Stockholders Agreement (1)
10.7	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)
10.8	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (1)
10.9	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement (1)
10.10	Form of Indemnification Agreement (1)
10.11	Form of Indemnification Priority Agreement (1)
10.12	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)
10.13	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement
10.14	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Share Award Agreement
10.15	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Restricted Share Award Agreement
10.16	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Career Share Award Agreement
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement
10.18	Form of Unit Purchase Agreement (1)
10.19	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.
10.20	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein (2)
10.21	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent (2)
10.22	Note Purchase Agreement, dated August 16, 2012, as amended September 15, 2017, among Artisan Partners Holdings LP and the purchasers listed therein (3)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2018 and 2017; (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2018, 2017 and 2016

(1)	incorporated by reference to Form 10-K filed by Artisan Partners Asset Management Inc. on February 25, 2016
(2)	incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2017
(3)	incorporated by reference to Form 10-Q, filed with the SEC on November 1, 2017
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: February 20, 2019
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 20th day of February, 2019.

Signature	Title
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Seth W. Brennan	Director
Seth W. Brennan
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Director
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Andrew A. Ziegler	Director
Andrew A. Ziegler