Form 10-Q
period 2019-03-31
Artisan Partners Asset Management Inc.
filed 2019-05-01
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 26, 2019 were 56,076,459, 7,974,456 and 13,763,806, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019, which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.

i

Forward-looking statements include, but are not limited to, statements about:

•	our anticipated future results of operations;

•	our potential operating performance and efficiency;

•	our expectations with respect to the performance of our investment strategies

•	our expectations with respect to future levels of assets under management, including the capacity of our strategies and client cash inflows and outflows;

•	our expectations with respect to industry trends and how those trends may impact our business;

•	our financing plans, cash needs and liquidity position;

•	our intention to pay dividends and our expectations about the amount of those dividends;

•	our expected levels of compensation of our employees, including equity compensation;

•	our expectations with respect to future expenses and the level of future expenses;

•	our expected tax rate, and our expectations with respect to deferred tax assets; and

•	our estimates of future amounts payable pursuant to our tax receivable agreements.

ii

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements
ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Condensed Consolidated Statements of Financial Condition (U.S. dollars in thousands, except per share amount)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$152,217	$160,463
Accounts receivable	79,256	67,691
Investment securities	20,671	18,109
Property and equipment, net	32,531	29,138
Deferred tax assets	428,704	429,128
Restricted cash	629	629
Prepaid expenses and other assets	12,898	13,674
Operating lease assets	95,911	—
Assets of consolidated investment products
Cash and cash equivalents	2,152	14,443
Accounts receivable and other	3,547	5,566
Investment assets, at fair value	77,994	66,173
Total assets	$906,510	$805,014
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$17,511	$27,221
Accrued incentive compensation	61,323	12,689
Borrowings	199,338	199,296
Operating lease liabilities	107,487	—
Amounts payable under tax receivable agreements	374,744	369,355
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	8,130	4,712
Investment liabilities, at fair value	8,480	16,905
Total liabilities	777,013	630,178
Commitments and contingencies
Redeemable noncontrolling interests	36,547	34,349
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 55,626,061 and 54,071,188 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	556	541
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 7,974,456 and 8,645,249 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	80	86
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 14,216,435 and 14,226,435 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	142	142
Additional paid-in capital	69,471	97,553
Retained earnings (deficit)	21,191	38,617
Accumulated other comprehensive income (loss)	(1,658)	(1,895)
Total Artisan Partners Asset Management Inc. stockholders’ equity	89,782	135,044
Noncontrolling interest - Artisan Partners Holdings	3,168	5,443
Total stockholders’ equity	92,950	140,487
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$906,510	$805,014
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Management fees	$186,864	$211,966
Performance fees	98	42
Total revenues	$186,962	$212,008
Operating Expenses
Compensation and benefits	99,282	105,224
Distribution, servicing and marketing	5,403	7,009
Occupancy	7,567	3,925
Communication and technology	9,428	8,660
General and administrative	7,550	7,204
Total operating expenses	129,230	132,022
Total operating income	57,732	79,986
Non-operating income (expense)
Interest expense	(2,775)	(2,776)
Net investment gain (loss) of consolidated investment products	2,346	6,285
Net investment income	1,957	454
Total non-operating income (expense)	1,528	3,963
Income before income taxes	59,260	83,949
Provision for income taxes	9,442	12,285
Net income before noncontrolling interests	49,818	71,664
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	17,309	26,052
Less: Net income attributable to noncontrolling interests - consolidated investment products	970	4,338
Net income attributable to Artisan Partners Asset Management Inc.	$31,539	$41,274

Basic and diluted earnings per share	$0.47	$0.75
Basic and diluted weighted average number of common shares outstanding	50,145,684	47,360,438
Dividends declared per Class A common share	$1.59	$1.39

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income before noncontrolling interests	$49,818	$71,664
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	378	632
Total other comprehensive income (loss)	378	632
Comprehensive income	50,196	72,296
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	17,449	26,291
Comprehensive income attributable to noncontrolling interests - consolidated investment products	970	4,338
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$31,777	$41,667

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2019	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349
Net income	—	—	—	—	31,539	—	17,309	48,848	970
Other comprehensive income - foreign currency translation	—	—	—	—	—	262	116	378	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(91)	—	(25)	116	—	—
Amortization of equity-based compensation	—	—	—	8,990	—	—	3,359	12,349	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,679	—	—	—	1,679	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(10)	—	—	—	(10)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,287)	—	—	(536)	(1,824)	—
Exchange of subsidiary equity	6	(6)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	1,228
Distributions	—	—	—	—	—	—	(22,591)	(22,591)	—
Dividends	—	—	—	(37,353)	(48,965)	—	(48)	(86,366)	—
Balance at March 31, 2019	$556	$80	$142	$69,471	$21,191	$(1,658)	$3,168	$92,950	$36,547

	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2018	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	62,581
Net income	—	—	—	—	41,274	—	26,052	67,326	4,338
Other comprehensive income - foreign currency translation	—	—	—	—	—	429	203	632	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—		—	(383)	—	(35)	418	—	—
Amortization of equity-based compensation	—		—	10,043	—	—	4,357	14,400	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—		—	3,271	—	—	—	3,271	—
Issuance of Class A common stock, net of issuance costs	6		—	21,293	—	—	—	21,299	—
Forfeitures and employee/partner terminations	—	(11)	11	—	—	—	—	—	—
Issuance of restricted stock awards	15		—	(15)	—	—	—	—	—
Employee net share settlement	(1)		—	(1,210)	—	—	(594)	(1,805)	—
Exchange of subsidiary equity	10	(5)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital Contributions, net	—	—	—	—	—	—	—	—	14,733
Distributions	—		—	—	—	—	(22,683)	(22,683)	—
Dividends	—		—	(70,436)	278	—	(47)	(70,205)	—
Balance at March 31, 2018	$535	$97	$138	$89,001	$4,040	$(739)	$5,848	$98,920	$81,652
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income before noncontrolling interests	$49,818	$71,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,471	1,265
Deferred income taxes	7,493	7,252
Asset impairment	2,003	—
Noncash lease expense	745	(25)
Net (gain) loss on seed investment securities	(1,615)	(321)
Loss on disposal of property and equipment	17	5
Amortization of debt issuance costs	114	114
Share-based compensation	12,349	14,400
Net investment (gain) loss of consolidated investment products	(2,346)	(6,285)
Purchase of investments by consolidated investment products	(36,758)	(332,365)
Proceeds from sale of investments by consolidated investment products	16,871	339,686
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(11,566)	1,935
Prepaid expenses and other assets	(862)	1,643
Accounts payable and accrued expenses	48,695	67,318
Net change in operating assets and liabilities of consolidated investment products	7,425	1,038
Net cash provided by operating activities	93,854	167,324
Cash flows from investing activities
Acquisition of property and equipment	(1,284)	(301)
Leasehold improvements	(3,554)	(528)
Net cash used in investing activities	(4,838)	(829)
Cash flows from financing activities
Partnership distributions	(22,591)	(22,683)
Dividends paid	(86,366)	(70,205)
Net proceeds from issuance of common stock	—	21,478
Payment of costs directly associated with the issuance of Class A common stock	—	(88)
Purchase of equity and subsidiary equity	—	(21,478)
Taxes paid related to employee net share settlement	(1,824)	(1,805)
Capital contributions to consolidated investment products, net	1,228	14,733
Net cash used in financing activities	(109,553)	(80,048)
Net increase (decrease) in cash and cash equivalents	(20,537)	86,447
Cash, cash equivalents and restricted cash
Beginning of period	175,535	159,796
End of period	$154,998	$246,243

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$152,217	$200,831
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	2,152	44,783
Cash, cash equivalents and restricted cash	$154,998	$246,243

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$7,069	$18,325
Establishment of amounts payable under tax receivable agreements	5,389	15,054
Operating lease assets obtained in exchange for operating lease liabilities	2,191	—

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except share and per share amounts and as otherwise indicated)
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2019, APAM held approximately 71% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of March 31, 2019, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2019
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The Company adopted the new standard on January 1, 2019, using the modified retrospective transition method that does not adjust comparative periods. The adoption had no impact on previously reported results, and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. In accordance with the adoption of the new lease standard, the Company recorded operating lease assets of $95.9 million and operating lease liabilities of $107.5 million as of March 31, 2019. The adoption of ASU 2016-02 had no impact on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2019, and did not impact operating, financing or investing cash flows in the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019.
Artisan elected to adopt the short-term lease exemption, which allows companies to exclude contracts that have an initial term of 12 months or less. Artisan also elected the package of practical expedients available for existing contracts which allowed the Company to carry forward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Additionally, Artisan elected the practical expedient to account for lease and non-lease components as a single component. See Note 15, “Leases” for additional information.
Accounting standards not yet adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The Company currently expenses implementation costs in hosting arrangements as the costs are incurred. The new guidance will be effective on January 1, 2020. The Company is currently evaluating the impact of adoption on the consolidated financial statements, but expects certain types of costs will be capitalized that would have previously been expensed as incurred.

Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of March 31, 2019	As of December 31, 2018
Investments in equity securities	$6,693	$5,857
Investments in equity securities accounted for under the equity method	13,978	12,252
Total investment securities	$20,671	$18,109

Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. The table below presents the net investment income activity related to the investment securities:

	For the Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized on investment securities	$1,615	$321
Less: Net realized gains (losses) recognized on investment securities sold during the period	$—	$—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$1,615	$321

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2019 and December 31, 2018:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
March 31, 2019
Assets
Money market funds	$40,108	$—	$40,108	$—	$—
Equity securities	20,671	12,898	7,773	—	—

December 31, 2018
Assets
Money market funds	$57,790	$—	$57,790	$—	$—
Equity securities	18,109	12,252	5,857	—	—

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
Artisan’s borrowings consist of the following as of March 31, 2019 and December 31, 2018:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Total borrowings		$200,000

The fair value of borrowings was approximately $202.6 million as of March 31, 2019. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.7 million for the three months ended March 31, 2019 and 2018.
As of March 31, 2019, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of March 31, 2019, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund. As of March 31, 2019, the aggregate amount of Artisan’s direct equity investment in the consolidated investment products was $30.5 million.
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
Management fees and incentive allocations earned from CIPs are eliminated from revenue upon consolidation. See Note 16, “Related Party Transactions” for additional information on management fees and incentive allocations earned from CIPs.
Third-party investors’ ownership interest in CIPs is presented as redeemable noncontrolling interest in the Unaudited Condensed Consolidated Statements of Financial Condition as third-party investors have the right to withdraw their capital, subject to certain conditions. Net income attributable to third-party investors is reported as net income attributable to noncontrolling interests - consolidated investment products in the Unaudited Consolidated Statements of Operations.

During the three months ended March 31, 2019, the Company determined that it no longer had a controlling financial interest in one sub-fund of Artisan Global Funds as a result of third party capital contributions. Upon loss of control, the VIE was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition. There was no net impact to the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2019. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $0.9 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of March 31, 2019, Artisan held direct equity investments of $14.0 million in VIEs for which Artisan is not the primary beneficiary. These direct equity investments consisted of seed investments in one sub-fund of Artisan Global Funds and one Artisan Private Fund, both which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2019 and December 31, 2018:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2019
Assets
Money market funds	$1,102	$1,102	$—	$—
Equity securities - long position	6,881	6,881	—	—
Fixed income instruments - long position	70,448	—	70,448	—
Derivative assets	665	—	665	—

Liabilities
Equity securities - short position	$—	$—	$—	$—
Fixed income instruments - short position	8,285	—	8,285	—
Derivative liabilities	195	43	152	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets
Money market funds	$13,141	$13,141	$—	$—
Equity securities - long position	7,817	7,196	—	621
Fixed income instruments - long position	57,621	—	57,621	—
Derivative assets	735	—	735	—

Liabilities
Equity securities - short position	$—	$—	$—	$—
Fixed income instruments - short position	16,567	—	16,567	—
Derivative liabilities	338	—	338	—

CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of March 31, 2019	As of December 31, 2018
Net CIP assets included in the table above	$70,616	$62,409
Net CIP assets/(liabilities) not included in the table above	(3,533)	2,156
Total Net CIP assets	67,083	64,565
Less: redeemable noncontrolling interest	36,547	34,349
Artisan’s direct equity investment in CIPs	$30,536	$30,216

Note 7. Noncontrolling interest - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2019, APAM held approximately 71% of the equity ownership interests in Holdings.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2019, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2018	54,071,188	22,871,684	76,942,872	70%
Holdings Common Unit Exchanges(1)	680,793	(680,793)	—	—%
Issuance of APAM Restricted Shares	959,000	—	959,000	1%
Restricted Share Award Net Share Settlement (1)	(74,006)	—	(74,006)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(10,914)	—	(10,914)	—%
Balance at March 31, 2019	55,626,061	22,190,891	77,816,952	71%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Three Months Ended March 31,
	2019	2018
Additional paid-in capital	$(91)	$(383)
Noncontrolling interest - Artisan Partners Holdings	116	418
Accumulated other comprehensive income (loss)	(25)	(35)
Net impact to financial condition	—	—

In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.7 million for the three months ended March 31, 2019 and $0.6 million for the three months ended March 31, 2018.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of March 31, 2019 and December 31, 2018, respectively:

		Outstanding
	Authorized	As of March 31, 2019	As of December 31, 2018	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	55,626,061	54,071,188	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	7,974,456	8,645,249	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	14,216,435	14,226,435	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2019, Artisan’s employees held 5,046,263 restricted shares of Class A common stock and all 7,974,456 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2019 and 2018:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2019	2018
Quarterly	Class A Common	$0.56	$0.60
Special Annual	Class A Common	$1.03	$0.79

The following table summarizes APAM’s stock transactions for the three months ended March 31, 2019:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2018	76,942,872	54,071,188	8,645,249	14,226,435
Holdings Common Unit Exchanges	—	680,793	(670,793)	(10,000)
Restricted Share Award Grants	959,000	959,000	—	—
Restricted Share Award Net Share Settlement	(74,006)	(74,006)	—	—
Employee-Partner Terminations	(10,914)	(10,914)	—	—
Balance at March 31, 2019	77,816,952	55,626,061	7,974,456	14,216,435
(1) There were 297,891 and 246,581 restricted stock units outstanding at March 31, 2019 and December 31, 2018, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2019 and 2018, were as follows:

	For the Three Months Ended March 31,
	2019	2018
Holdings Partnership Distributions to Limited Partners	$22,591	$22,683
Holdings Partnership Distributions to APAM	53,401	45,593
Total Holdings Partnership Distributions	$75,992	$68,276

The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Management fees
Artisan Funds	$106,180	$125,253
Artisan Global Funds	8,135	8,522
Separate accounts(1)	72,549	78,191
Performance fees
Separate accounts(1)	98	42
Total revenues(2)	$186,962	$212,008
(1) Separate account revenue consists of fees from vehicles other than Artisan Funds or Artisan Global Funds, which includes traditional separate accounts, Artisan-branded collective investment trusts and funds (both public and private) that Artisan advises, including Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table.

The following table presents the balances of receivables related to contracts with customers:

	As of March 31, 2019	As of December 31, 2018
Customer
Artisan Funds	$6,042	$5,418
Artisan Global Funds	3,324	417
Separate accounts	64,490	59,787
Total receivables from contracts with customers	$73,856	$65,622
Non-customer receivables	5,400	2,069
Accounts receivable	$79,256	$67,691

Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of March 31, 2019 or December 31, 2018.

Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2019	2018
Salaries, incentive compensation and benefits (1)	$87,708	$91,381
Restricted share-based award compensation expense	11,574	13,843
Total compensation and benefits	$99,282	$105,224
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
A portion of the share-based awards granted to portfolio managers contain a Franchise Protection Clause, which provides that the number of awards that ultimately vest depends on achieving performance goals related to client cash flows. If such goals are not met, compensation cost will be reversed for any awards that do not vest. The fair value, requisite service period and expense recognition for these awards are determined in the same manner as the other share-based awards.
Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 5,594,913 shares of Class A common stock were reserved and available for issuance under the Plan as of March 31, 2019.
During the three months ended March 31, 2019, Artisan granted 959,000 restricted stock awards and 4,000 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2019 grant is expected to be approximately $22.1 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur. The following table summarizes the restricted share-based award activity for the three months ended March 31, 2019:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2019	$38.04	4,678,457
Granted	22.92	963,000
Forfeited	34.29	(10,914)
Vested	35.35	(477,155)
Unvested at March 31, 2019	$35.47	5,153,388

The unrecognized compensation expense for the unvested awards as of March 31, 2019 was $112.7 million with a weighted average recognition period of 3.6 years remaining.
During the three months ended March 31, 2019, the Company withheld a total of 74,006 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $1.8 million in employee tax withholding obligations related to these settlements during the three months ended March 31, 2019. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2019, approximately 31% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards. APAM’s effective tax rate was 15.9% and 14.6% for the three months ended March 31, 2019 and 2018, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2019	2018
Current:
Federal	$1,313	$4,149
State and local	515	767
Foreign	121	117
Total	1,949	5,033
Deferred:
Federal	6,696	6,480
State and local	797	772
Total	7,493	7,252
Income tax expense	$9,442	$12,285

In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). The first TRA generally provides for the payment by APAM to a private equity fund (the “Pre-H&F Corp Merger Shareholder”) or its assignees of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013, (ii) net operating losses available as a result of the merger and (iii) tax benefits related to imputed interest.
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

Amounts payable under tax receivable agreements are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Unaudited Consolidated Statements of Operations.
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2019 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2018	$404,715	$369,355
2019 Holdings Common Unit Exchanges	6,340	5,389
Amortization	(7,703)	—
March 31, 2019	$403,352	$374,744

Net deferred tax assets comprise the following:

	As of March 31, 2019	As of December 31, 2018
Deferred tax assets:
Amortizable basis (1)	$403,352	$404,715
Other (2)	25,352	24,413
Total deferred tax assets	428,704	429,128
Less: valuation allowance (3)	—	—
Net deferred tax assets	$428,704	$429,128
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of March 31, 2019 and December 31, 2018.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2019, U.S. federal income tax returns for the years 2015 through 2017 are open and therefore subject to examination. State, local, and foreign tax returns are generally subject to examination from 2014 to 2017.
Note 12. Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss), net of tax, in the accompanying Unaudited Condensed Consolidated Statements of Financial Condition represents the portion of accumulated other comprehensive income attributable to APAM, and consists of the following:

	As of March 31, 2019	As of December 31, 2018
Foreign currency translation gain (loss)	(1,658)	(1,895)
Accumulated Other Comprehensive Income (Loss)	$(1,658)	$(1,895)
Comprehensive income (loss) attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Comprehensive Income (Loss) represents the portion of comprehensive income (loss) attributable to the equity ownership interests in Holdings held by the limited partners of Holdings.

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
The computation of basic and diluted earnings per share under the two-class method for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2019	2018
Numerator:
Net income attributable to APAM	$31,539	$41,274
Less: Allocation to participating securities	7,733	5,924
Net income available to common stockholders	$23,806	$35,350
Denominator:
Weighted average shares outstanding	50,145,684	47,360,438
Earnings per share	$0.47	$0.75

Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three months ended March 31, 2019 and 2018. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2019	2018
Holdings limited partnership units	22,584,238	24,558,161
Unvested restricted share-based awards	4,875,738	4,564,084
Total	27,459,976	29,122,245

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

Note 15. Leases
Artisan has lease commitments for office space, parking structures, and equipment, which are all accounted for as operating leases. Artisan records expense for operating leases on a straight-line basis over the lease term. Any lease incentives received by Artisan are also amortized on a straight-line basis over the lease term.
Artisan assesses its contractual arrangements for the existence of a lease at inception. Operating leases with an initial term greater than 12 months are recorded as operating lease assets and operating lease liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition. Lease components (e.g. fixed rental payments) and non-lease components (e.g. fixed common-area maintenance costs) are generally accounted for as a single component.
Operating lease assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Artisan’s lease agreements generally do not provide an implicit interest rate, and therefore the present value calculation uses Artisan’s estimated incremental borrowing rate. A market-based approach was used to estimate the incremental borrowing rate for each individual lease using observable market interest rates and Artisan specific inputs. The lease terms include periods covered by options to extend or exclude periods covered by options to terminate the lease when it is reasonably certain that Artisan will exercise that option.
Operating lease expense was as follows:

	For the Three Months Ended March 31,
	2019	2018
Compensation and benefits	$130	$116
Occupancy (1)	5,394	2,826
Communication and technology	78	87
Total operating lease expense	$5,602	$3,029
(1) Occupancy includes a $1.4 million charge related to the abandonment of a leased office space during the three months ended March 31, 2019.

The table below presents the maturity of operating lease liabilities, which includes $2.6 million of payments related to options to extend lease terms that are reasonably certain of being exercised:

As of March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$10,978
2020	16,109
2021	16,237
2022	14,814
2023	13,435
Thereafter	60,495
Total undiscounted lease payments	$132,068
Adjustment to discount to present value	(24,581)
Total operating lease liabilities	$107,487

As of March 31, 2019, there were not any leases that were signed but not yet commenced.
Other information related to leases was as follows:

For the Three Months Ended March 31, 2019
Weighted average discount rate	4.7%
Weighted average remaining lease term	8.8 years
Operating cash flows for operating leases	$3,350

At December 31, 2018, the aggregate future minimum payments for leases for each of the following five years and thereafter are as follows:

As of December 31, 2018
2019	$14,123
2020	15,340
2021	15,215
2022	13,748
2023	12,378
Thereafter	57,185
Total undiscounted lease payments	$127,989

Note 16. Related Party Transactions
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
Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
Artisan Funds	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$106,281	$125,362
Fee waivers / expense reimbursements	$101	$109

Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.75%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s annual expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are also employees of Artisan receive no compensation from the funds.

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Global Funds	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$8,172	$8,532
Elimination of management fees from consolidated investment products(1)	(16)	(6)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	8,156	8,526

Fee waivers / expense reimbursements	$124	$58
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(103)	(54)
Consolidated fee waivers / expense reimbursements	21	4
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Affiliate transactions—Artisan Private Funds
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
Artisan and certain related parties, including employees, officers and members of the Company’s board have invested in one or more of the funds and currently do not pay a management fee or incentive allocation. Fees for managing the privately offered funds and amounts reimbursed to the privately offered funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Private Funds	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$604	$98
Elimination of management fees from consolidated investment products(1)	(40)	(98)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	564	—

Fee waivers / expense reimbursements	$53	$9
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(53)	(9)
Consolidated fee waivers / expense reimbursements	—	—
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Note 17. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective April 30, 2019, a distribution by Artisan Partners Holdings of $34.3 million to holders of Artisan Partners Holdings partnership units, including APAM. At the same time, the board of directors of APAM declared, effective April 30, 2019, a quarterly dividend of $0.55 per share of Class A common stock. The APAM dividend is payable on May 31, 2019, to shareholders of record as of May 17, 2019.
Holdings Unit Exchanges
On April 2, 2019, limited partners of Artisan Partners Holdings exchanged 452,629 common units for 452,629 Class A common shares. The exchange increased APAM’s equity ownership interest in Holdings and resulted in a $3.5 million increase in deferred tax assets and a $3.0 million increase in amounts payable under the tax receivable agreements.
TRA Payments
On April 15, 2019, the Company made a payment of $19.0 million under the tax receivable agreements representing a portion of the Company’s estimated total 2019 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of March 31, 2019, our nine autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2019, approximately 79% of our assets under management were managed for clients and investors domiciled in the U.S. and 21% of our assets under management were managed for clients and investors domiciled outside of the U.S.
As a high-value added investment manager we expect that long-term investment performance will be the primary driver of our long-term business and financial results. If we maintain and evolve existing investment strategies and launch new investment strategies that meet the needs of and generate attractive outcomes for sophisticated asset allocators, we believe that we will continue to generate strong business and financial results.
Over shorter time periods, changes in our business and financial results are largely driven by market conditions and fluctuations in our assets under management that may not necessarily be the result of our long-term investment performance or the long-term demand for our strategies. For this reason, we expect that our business and financial results will be lumpy over time.
During the first quarter of 2019, our assets under management increased to $107.8 billion, an increase of $11.6 billion, or 12%, compared to $96.2 billion at December 31, 2018, as a result of $12.7 billion in market appreciation partially offset by $1.1 billion of net client cash outflows. Average assets under management for the March 2019 quarter was $104.9 billion, a decrease of 11% from the average of $118.3 billion for the March 2018 quarter.
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
Revenues were $187.0 million for the three months ended March 31, 2019, a 12% decrease from revenues of $212.0 million for the three months ended March 31, 2018. Operating margin was 30.9% for the three months ended March 31, 2019, compared to 37.7% for the three months ended March 31, 2018.
Business highlights for the first quarter of 2019 included:

•
Our assets under management as of March 31, 2019 were $107.8 billion, an increase of 12.0% compared to December 31, 2018, as a result of strong markets. Average assets under management for the first quarter were $104.9 billion.

•
Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Thirteen of our 15 investment strategies with a publicly available mutual fund have outperformed their broad-based benchmarks since inception, net of fees.

•	We declared and paid a quarterly dividend of $0.56 per share and a special dividend of $1.03 per share of Class A common stock.

•	Our Irish subsidiary was authorized by the Central Bank of Ireland to provide certain investment services in the European Union.

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
Our employees and other limited partners of Holdings held approximately 29% of the equity interests in Holdings as of March 31, 2019. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2019 Holdings Unit Exchanges
During the three months ended March 31, 2019, certain limited partners of Holdings exchanged 680,793 common units (along with a corresponding number of shares of Class B or C common stock of APAM) for 680,793 shares of Class A common stock. In connection with the exchanges, APAM received 680,793 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 70% at December 31, 2018 to 71% at March 31, 2019, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
S&P 500 total returns	13.6%	(0.8)%
MSCI All Country World total returns	12.2%	(1.0)%
MSCI EAFE total returns	10.0%	(1.5)%
Russell Midcap® total returns	16.5%	(0.5)%
MSCI Emerging Markets Index	9.9%	1.4%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	7.4%	(0.9)%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2019		2018
	(unaudited; dollars in millions)
Assets under management at period end	$107,803		$114,816
Average assets under management (1)	$104,938		$118,275
Net client cash flows	$(1,110)		$(603)
Total revenues	$187.0		$212.0
Weighted average fee (2)	72.3	bps	72.8	bps
Operating margin	30.9%		37.7%

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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products, strategies, vehicles, or services that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended March 31,		Period-to-Period (2)
	2019	2018	$	%
	(unaudited; in millions)
Beginning assets under management	$96,224	$115,494	$(19,270)	(16.7)%
Gross client cash inflows	4,700	5,419	(719)	(13.3)%
Gross client cash outflows	(5,810)	(6,022)	212	3.5%
Net client cash flows	(1,110)	(603)	(507)	(84.1)%
Market appreciation (depreciation) (1)	12,689	(75)	12,764	NM
Ending assets under management	$107,803	$114,816	$(7,013)	(6.1)%
Average assets under management	$104,938	$118,275	$(13,337)	(11.3)%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) "NM" stands for Not Meaningful.
Across the firm, we experienced total net outflows of $1.1 billion during the three months ended March 31, 2019. The Global Equity team experienced $672 million of net outflows primarily driven by $879 million of net outflows from the Non-U.S. Growth strategy partially offset by $236 million of net inflows from the Non-U.S. Small-Mid Growth strategy. The Growth team experienced $368 million of net outflows primarily driven by the U.S. Mid-Cap Growth and Global Opportunities strategies which had net outflows of $275 million and $232 million, respectively. The U.S. Value team experienced $225 million of net outflows primarily driven by the U.S. Mid-Cap Value strategy which had net outflows of $194 million. We expect net outflows from the Non-U.S. Growth, U.S. Mid-Cap Growth, and U.S. Mid-Cap Value strategies to continue to weigh on our firm-wide net flows.
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
The table on the following page sets forth the total assets under management for our investment teams and strategies as of March 31, 2019, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2019. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 11% of our assets under management at March 31, 2019, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$16,934	4.12%	14.75%	11.18%	17.73%	10.47%	567
MSCI All Country World Index			2.60%	10.67%	6.45%	11.98%	4.80%
Global Discovery Strategy	9/1/2017	$240	11.07%				14.41%	849
MSCI All Country World Index			2.60%				5.92%
U.S. Mid-Cap Growth Strategy	4/1/1997	$10,722	14.07%	15.32%	9.34%	18.14%	15.05%	485
Russell Midcap® Index			6.47%	11.82%	8.80%	16.87%	10.20%
Russell Midcap® Growth Index			11.51%	15.06%	10.88%	17.59%	9.38%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,936	18.39%	23.11%	12.29%	20.76%	11.11%	198
Russell 2000® Index			2.05%	12.92%	7.05%	15.35%	9.13%
Russell 2000® Growth Index			3.85%	14.87%	8.41%	16.51%	7.82%
Global Equity Team
Global Equity Strategy	4/1/2010	$1,407	7.15%	15.88%	9.55%		12.53%	456
MSCI All Country World Index			2.60%	10.67%	6.45%		7.97%
Non-U.S. Growth Strategy	1/1/1996	$22,469	(0.54)%	7.79%	3.67%	11.54%	9.93%	533
MSCI EAFE Index			(3.71)%	7.27%	2.33%	8.95%	4.60%
Non-U.S. Small-Mid Growth Strategy[2]	1/1/2019	$851					15.63%	538
MSCI All Country World Index Ex USA Small Mid Cap							10.25%
U.S. Value Team
Value Equity Strategy	7/1/2005	$2,436	2.33%	11.12%	7.02%	14.34%	7.98%	(86)
Russell 1000® Index			9.30%	13.52%	10.63%	16.04%	8.84%
Russell 1000® Value Index			5.67%	10.45%	7.72%	14.51%	7.25%
U.S. Mid-Cap Value Strategy	4/1/1999	$4,734	0.27%	9.09%	4.88%	14.32%	12.52%	320
Russell Midcap® Index			6.47%	11.82%	8.80%	16.87%	9.32%
Russell Midcap® Value Index			2.89%	9.50%	7.21%	16.38%	9.55%
International Value Team
Non-U.S. Value Strategy	7/1/2002	$19,871	(2.82)%	7.63%	4.63%	13.77%	11.60%	571
MSCI EAFE Index			(3.71)%	7.27%	2.33%	8.95%	5.89%
Global Value Team
Global Value Strategy	7/1/2007	$18,449	0.09%	9.96%	6.71%	15.51%	8.21%	398
MSCI All Country World Index			2.60%	10.67%	6.45%	11.98%	4.23%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$201	(6.72)%	13.94%	6.65%	9.75%	5.81%	62
MSCI Emerging Markets Index			(7.41)%	10.68%	3.68%	8.94%	5.19%
Credit Team
High Income Strategy	4/1/2014	$3,323	5.36%	9.95%	7.11%		7.11%	242
ICE BofAML US High Yield Master II Total Return Index			5.94%	8.69%	4.69%		4.69%
Developing World Team
Developing World Strategy	7/1/2015	$2,228	4.90%	15.70%			10.18%	556
MSCI Emerging Markets Index			(7.41)%	10.68%			4.62%
Thematic Team
Thematic Strategy	5/1/2017	$687	18.61%				29.75%	1,810
S&P 500 Market Index (Total Return)			9.50%				11.66%
Other Assets Under Management [3]		$315
Total Assets Under Management		$107,803
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized. The Artisan High Income Strategy may hold loans and other security types that may not be included in the ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index. At times, this causes material differences in relative performance. The Global Equity, Global Discovery, and Thematic strategies’ investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future. Value-added for periods of less than one year are not annualized.

(2) Effective December 4, 2018, the Non-U.S. Small-Cap Growth strategy was re-named the Non-U.S. Small-Mid Growth strategy and the strategy was given increased degrees of freedom to invest in both small and mid-cap companies around the world. In connection with that change, the strategy’s prior composite was terminated and a new composite began on January 1, 2019. The performance information shown is from January 1, 2019 inception date.
(3) Other Assets Under Management includes AUM managed by the Credit Team in the Credit Opportunities strategy and by the Thematic Team in the Thematic Long/Short strategy, respectively. Strategy specific information has been omitted.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
March 31, 2019		(unaudited; in millions)
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	1,117	715	170	1,389	247	4	552	199	307	4,700
Gross client cash outflows	(1,485)	(1,387)	(395)	(996)	(870)	(2)	(217)	(405)	(53)	(5,810)
Net client cash flows	(368)	(672)	(225)	393	(623)	2	335	(206)	254	(1,110)
Market appreciation (depreciation)	4,949	2,432	818	1,797	1,959	20	188	441	85	12,689
Net transfers(1)	—	—	—	—	—	—	—	—	—	—
Ending assets under management	$30,832	$24,727	$7,170	$19,871	$18,449	$201	$3,383	$2,228	$942	$107,803
Average assets under management	$29,241	$24,197	$7,179	$19,447	$18,533	$195	$3,160	$2,151	$835	$104,938
March 31, 2018
Beginning assets under management	$30,628	$29,235	$8,765	$21,757	$19,930	$282	$2,554	2,253	$90	$115,494
Gross client cash inflows	1,282	1,046	250	932	1,192	7	352	331	27	5,419
Gross client cash outflows	(2,186)	(1,798)	(584)	(589)	(529)	(4)	(258)	(72)	(2)	(6,022)
Net client cash flows	(904)	(752)	(334)	343	663	3	94	259	25	(603)
Market appreciation (depreciation)	1,147	128	(236)	(737)	(398)	7	10	(3)	7	(75)
Net transfers(1)	—	—	—	—	—	—	—	—	—	—
Ending assets under management	$30,871	$28,611	$8,195	$21,363	$20,195	$292	$2,658	2,509	122	$114,816
Average assets under management	$31,861	$29,678	$8,614	$21,962	$20,671	$294	$2,633	2,450	$112	$118,275
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.
The goal of our marketing, distribution and client services efforts is to grow and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of March 31, 2019		As of March 31, 2018
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$71,432	66.3%	$75,008	65.3%
Intermediary	31,613	29.3%	34,754	30.3%
Retail	4,758	4.4%	5,054	4.4%
Ending Assets Under Management	$107,803	100.0%	$114,816	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 12% of our total assets under management as of March 31, 2019.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
March 31, 2019	(unaudited; in millions)
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	3,466	1,234	4,700
Gross client cash outflows	(4,113)	(1,697)	(5,810)
Net client cash flows	(647)	(463)	(1,110)
Market appreciation (depreciation)	5,944	6,745	12,689
Net transfers (1)	—	—	—
Ending assets under management	$51,951	$55,852	$107,803
Average assets under management	$50,594	$54,344	$104,938
March 31, 2018
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	4,538	881	5,419
Gross client cash outflows	(3,458)	(2,564)	(6,022)
Net client cash flows	1,080	(1,683)	(603)
Market appreciation (depreciation)	(243)	168	(75)
Net transfers (1)	(236)	236	—
Ending assets under management	$57,950	$56,866	$114,816
Average assets under management	$58,876	$59,399	$118,275
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended March 31, 2019, Compared to Three months ended March 31, 2018

	For the Three Months Ended March 31,		For the Period-to-Period
	2019	2018	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$187.0	$212.0	$(25.0)	(12)%
Operating Expenses
Total compensation and benefits	99.3	105.2	(5.9)	(6)%
Other operating expenses	30.0	26.8	3.2	12%
Total operating expenses	129.3	132.0	(2.7)	(2)%
Total operating income	57.7	80.0	(22.3)	(28)%
Non-operating income (expense)
Interest expense	(2.8)	(2.8)	—	—%
Other non-operating income	4.3	6.7	(2.4)	(36)%
Total non-operating income (expense)	1.5	3.9	(2.4)	(62)%
Income before income taxes	59.2	83.9	(24.7)	(29)%
Provision for income taxes	9.4	12.2	(2.8)	(23)%
Net income before noncontrolling interests	49.8	71.7	(21.9)	(31)%
Less: Noncontrolling interests - Artisan Partners Holdings	17.3	26.1	(8.8)	(34)%
Less: Noncontrolling interests - consolidated investment products	1.0	4.3	(3.3)	(77)%
Net income attributable to Artisan Partners Asset Management Inc.	$31.5	$41.3	$(9.8)	(24)%
Share Data
Basic and diluted earnings per share	$0.47	$0.75
Basic and diluted weighted average number of common shares outstanding	50,145,684	47,360,438
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
The decrease in revenues of $25.0 million, or 12%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was driven primarily by a $13.3 billion, or 11%, decrease in our average assets under management. The weighted average investment management fee was 72.3 basis points for the three months ended March 31, 2019 compared to 72.8 basis points for the three months ended March 31, 2018. The decrease in the weighted average fee was primarily due to an increase in the proportion of total assets managed in separate accounts.
The following table sets forth the weighted average fee and composition of revenue and assets under management by investment vehicle:

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2019	2018	2019	2018
	(unaudited; dollars in millions)
Investment management fees	$72.7	$78.2	$114.3	$133.8
Weighted average fee	54.3 basis points	53.5 basis points	91.6 basis points	92.2 basis points
Percentage of ending AUM	52%	50%	48%	50%

Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
The decrease in total operating expenses of $2.7 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily a result of lower compensation and third-party distribution expense due to decreased revenues and lower equity-based compensation expense. The decreases were partially offset by an increase in occupancy expense related to investment team relocations and compensation expense related to merit increases and additional employees.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits	$87.7	$91.4	$(3.7)	(4)%
Restricted share-based award compensation expense	11.6	13.8	$(2.2)	(16)%
Total compensation and benefits	$99.3	$105.2	$(5.9)	(6)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation, and benefits was driven primarily by a $7.2 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue. The decrease in incentive compensation was partially offset by compensation expense related to merit increases and additional employees.
Restricted share-based award compensation expense decreased $2.2 million, as the awards that became fully amortized during 2018 had a higher value than the awards granted in 2018 and 2019. During the three months ended March 31, 2019, Artisan granted 959,000 restricted stock awards and 4,000 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2019 grant is expected to be approximately $22.1 million.
Total salaries, incentive compensation and benefits was 53% and 50% of our revenues for the three months ended March 31, 2019, and 2018, respectively.
Other operating expenses
Other operating expenses increased $3.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased occupancy and technology expenses. During the three months ended March 31, 2019, we incurred approximately $2.0 million of incremental occupancy expense related to the office relocation of one of our investment teams. The increased expense includes accelerated depreciation expense and accelerated expense for the remaining lease costs to be incurred for an exited location.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended March 31,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Interest expense	$(2.8)	$(2.8)	$—	—%
Net investment gain (loss) of consolidated investment products	2.3	6.3	$(4.0)	(63)%
Net investment income	2.0	0.4	$1.6	400%
Total non-operating income (expense)	$1.5	$3.9	$(2.4)	(62)%

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2019 and 2018 was 15.9% and 14.6%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 31% and 33% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2019 and 2018, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, as a result of the 2018 Follow-On Offering, Holdings Common Unit Exchanges, and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), and (2) net investment gain (loss) of investment products. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), and (2) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 23.5% for the periods presented.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2019	2018
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$31.5	$41.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	17.3	26.1
Add back: Provision for income taxes	9.4	12.2
Add back: Net investment (gain) loss of investment products attributable to APAM	(2.9)	(2.0)
Less: Adjusted provision for income taxes	13.0	18.3
Adjusted net income (Non-GAAP)	$42.3	$59.3

Average shares outstanding
Class A common shares	50.1	47.4
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	4.9	4.5
Artisan Partners Holdings units outstanding (noncontrolling interest)	22.6	24.6
Adjusted shares	77.6	76.5

Basic and diluted earnings per share (GAAP)	$0.47	$0.75
Adjusted net income per adjusted share (Non-GAAP)	$0.55	$0.78

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$31.5	$41.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	17.3	26.1
Add back: Net investment (gain) loss of investment products attributable to APAM	(2.9)	(2.0)
Add back: Interest expense	2.8	2.8
Add back: Provision for income taxes	9.4	12.2
Add back: Depreciation and amortization	2.1	1.2
Adjusted EBITDA (Non-GAAP)	$60.2	$81.6

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
	(unaudited; in millions)
Cash and cash equivalents	$152.2	$160.5
Accounts receivable	$79.3	$67.7
Seed investments(1)	$51.2	$48.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments includes equity investments in unconsolidated sponsored investment entities, as well as Artisan’s direct equity investments in consolidated investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2019, none of our receivables were considered uncollectable.
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
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100.0 million revolving credit facility was unused as of and for the three months ended March 31, 2019.
These borrowings contain various restrictive covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2019.
$50 million of the unsecured notes are scheduled to mature in August 2019. Subject to lender negotiations and market conditions, we currently intend to refinance the $50 million Series B notes prior to or at maturity. In the event the notes are not refinanced, we intend to use existing excess cash to pay the principal upon maturity.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2019 and 2018, were as follows:

	For the Three Months Ended March 31,
	2019	2018
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$22.6	$22.7
Holdings Partnership Distributions to APAM	$53.4	$45.6
Total Holdings Partnership Distributions	$76.0	$68.3
On April 30, 2019, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $34.3 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three months ended March 31, 2019 and 2018:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2019	2018
Quarterly	Class A Common	$0.56	$0.60
Special Annual	Class A Common	$1.03	$0.79
Our board of directors declared, effective April 30, 2019, a variable quarterly dividend of $0.55 per share of Class A common stock with respect to the March 2019 quarter, payable on May 31, 2019 to shareholders of record as of the close of business on May 17, 2019. The variable quarterly dividend of $0.55 per share represents approximately 80% of the cash generated in the March 2019 quarter and a pro-rata portion of 2018 tax savings related to our tax receivable agreements.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special dividend that will take into consideration total annual cash generation, business conditions and the amount of cash we want to retain at that time. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $374.7 million liability as of March 31, 2019. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We expect to make payments of approximately $25 million in 2019 related to the TRAs, $19.0 million of which we paid on April 15, 2019.

Cash Flows

	For the Three Months Ended March 31,
	2019	2018
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$175.5	$159.8
Net cash provided by operating activities	93.9	167.3
Net cash used in investing activities	(4.8)	(0.8)
Net cash used in financing activities	(109.6)	(80.1)
Cash, cash equivalents and restricted cash as of March 31	$155.0	$246.2
Net cash provided by operating activities decreased $73.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to timing differences in working capital accounts, which caused operating cash flows to decrease by $33.9 million between the comparative periods. Working capital negatively impacted operating cash flows primarily due to the timing of executive bonus payments and the timing of the collection of receivables from customers. Operating cash flows were also lower than the prior year period due to a decrease in operating income resulting from lower AUM and revenue. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, our operating income, excluding share-based related compensation expense, decreased $24.5 million. Additionally, consolidated investment product activity negatively impacted operating cash flows by $20.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of available-for-sale securities. Net cash used in investment activities increased $4.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to a $4.0 million increase in the acquisition of property and equipment and leasehold improvements related to the relocation of several investment teams.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities increased $29.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $16.2 million increase in dividends paid to holders of our Class A common stock and a $13.5 million decrease in contributions from non-controlling interests in our consolidated investment products.
Certain Contractual Obligations
As of March 31, 2019, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $369.4 million at December 31, 2018 to $374.7 million at March 31, 2019. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make payments of approximately $25 million in 2019 related to the TRAs, $19 million of which we paid on April 15, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2018.
New or Revised Accounting Standards
See Part I, Item 1, Unaudited Consolidated Financial Statements - Note 2, “Summary of Significant Accounting Policies.”

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2018.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended March 31, 2019.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2019 and 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: May 1, 2019
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)