Form 10-Q
period 2019-06-30
Artisan Partners Asset Management Inc.
filed 2019-07-31
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-35826

Artisan Partners Asset Management Inc.
(Exact name of registrant as specified in its charter)

Delaware		45-0969585
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

875 E. Wisconsin Avenue, Suite 800
Milwaukee,	WI	53202
(Address of principal executive offices)		(Zip Code)

(414) 390-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	APAM	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 26, 2019 were 56,138,806, 7,912,056 and 13,757,111, respectively.

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

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$152,622	$160,463
Accounts receivable	87,208	67,691
Investment securities	21,778	18,109
Property and equipment, net	41,146	29,138
Deferred tax assets	425,184	429,128
Restricted cash	629	629
Prepaid expenses and other assets	13,964	13,674
Operating lease assets	91,458	—
Assets of consolidated investment products
Cash and cash equivalents	6,096	14,443
Accounts receivable and other	1,848	5,566
Investment assets, at fair value	86,795	66,173
Total assets	$928,728	$805,014
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$20,402	$27,221
Accrued incentive compensation	73,666	12,689
Borrowings	199,380	199,296
Operating lease liabilities	105,429	—
Amounts payable under tax receivable agreements	359,240	369,355
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	16,970	4,712
Investment liabilities, at fair value	8,084	16,905
Total liabilities	783,171	630,178
Commitments and contingencies
Redeemable noncontrolling interests	38,304	34,349
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 56,145,554 and 54,071,188 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	561	541
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 7,912,056 and 8,645,249 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	79	86
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 13,757,111 and 14,226,435 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	138	142
Additional paid-in capital	76,944	97,553
Retained earnings (deficit)	29,365	38,617
Accumulated other comprehensive income (loss)	(2,006)	(1,895)
Total Artisan Partners Asset Management Inc. stockholders’ equity	105,081	135,044
Noncontrolling interests - Artisan Partners Holdings	2,172	5,443
Total stockholders’ equity	107,253	140,487
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$928,728	$805,014
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Operations (U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Management fees	$196,400	$210,029	$383,264	$421,995
Performance fees	4,327	2,267	4,425	2,309
Total revenues	$200,727	$212,296	$387,689	$424,304
Operating Expenses
Compensation and benefits	101,486	106,744	200,768	211,968
Distribution, servicing and marketing	5,836	6,847	11,239	13,856
Occupancy	5,341	4,302	12,908	8,227
Communication and technology	10,269	8,966	19,697	17,626
General and administrative	6,937	6,560	14,487	13,764
Total operating expenses	129,869	133,419	259,099	265,441
Total operating income	70,858	78,877	128,590	158,863
Non-operating income (expense)
Interest expense	(2,827)	(2,846)	(5,602)	(5,622)
Net investment gain (loss) of consolidated investment products	2,043	2,941	4,389	9,226
Other investment gain (loss)	1,383	660	3,340	1,114
Total non-operating income (expense)	599	755	2,127	4,718
Income before income taxes	71,457	79,632	130,717	163,581
Provision for income taxes	11,484	11,987	20,926	24,272
Net income before noncontrolling interests	59,973	67,645	109,791	139,309
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	19,795	23,307	37,104	49,359
Less: Net income attributable to noncontrolling interests - consolidated investment products	990	2,332	1,960	6,670
Net income attributable to Artisan Partners Asset Management Inc.	$39,188	$42,006	$70,727	$83,280

Basic and diluted earnings per share	$0.66	$0.72	$1.15	$1.48
Basic and diluted weighted average number of common shares outstanding	51,242,911	49,041,113	50,697,329	48,205,418
Dividends declared per Class A common share	$0.55	$0.60	$2.14	$1.99

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income before noncontrolling interests	$59,973	$67,645	$109,791	$139,309
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(460)	(1,042)	(82)	(410)
Total other comprehensive income (loss)	(460)	(1,042)	(82)	(410)
Comprehensive income	59,513	66,603	109,709	138,899
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	19,683	23,002	37,132	49,293
Comprehensive income attributable to noncontrolling interests - consolidated investment products	990	2,332	1,960	6,670
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$38,840	$41,269	$70,617	$82,936

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

Three months ended June 30, 2019
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at April 1, 2019	$556	$80	$142	$69,471	$21,191	$(1,658)	$3,168	$92,950	$36,547
Net income	—	—	—	—	39,188	—	19,795	58,983	990
Other comprehensive income - foreign currency translation	—	—	—	—	—	(332)	(128)	(460)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(1,737)	—	(16)	1,753	—	—
Amortization of equity-based compensation	—	—	—	8,739	—	—	3,334	12,073	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	479	—	—	—	479	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(8)	—	—	—	(8)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	5	(1)	(4)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	767
Distributions	—	—	—	—	—	—	(25,733)	(25,733)	—
Dividends	—	—	—	—	(31,014)	—	(17)	(31,031)	—
Balance at June 30, 2019	$561	$79	$138	$76,944	$29,365	$(2,006)	$2,172	$107,253	$38,304

Three months ended June 30, 2018
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at April 1, 2018	$535	$97	$138	$89,001	$4,040	$(739)	$5,848	$98,920	$81,652
Net income	—	—	—	—	42,006	—	23,307	65,313	2,332
Other comprehensive income - foreign currency translation	—	—	—	—	—	(731)	(311)	(1,042)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,708)	—	(7)	2,715	—	—
Amortization of equity-based compensation	—	—	—	10,670	—	—	4,499	15,169	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	898	—	—	—	898	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(8)	—	—	—	(8)	—
Forfeitures and employee/partner terminations	5	(9)	4	—	—	—	—	—	—
Capital Contributions, net	—	—	—	—	—	—	—	—	12,490
Distributions	—	—	—	—	—	—	(33,061)	(33,061)	—
Dividends	—	—	—	(15,062)	(17,352)	—	(18)	(32,432)	—
Balance at June 30, 2018	$540	$88	$142	$82,791	$28,694	$(1,477)	$2,979	$113,757	$96,474
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Changes in Stockholders’ Equity (U.S. dollars in thousands)

Six months ended June 30, 2019
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2019	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	34,349
Net income	—	—	—	—	70,727	—	37,104	107,831	1,960
Other comprehensive income - foreign currency translation	—	—	—	—	—	(70)	(12)	(82)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(1,828)	—	(41)	1,869	—	—
Amortization of equity-based compensation	—	—	—	17,729	—	—	6,693	24,422	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,158	—	—	—	2,158	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(18)	—	—	—	(18)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,287)	—	—	(536)	(1,824)	—
Exchange of subsidiary equity	11	(7)	(4)	—	—	—	—	—	—
Capital Contributions, net	—	—	—	—	—	—	—	—	1,995
Distributions	—	—	—	—	—	—	(48,324)	(48,324)	—
Dividends	—	—	—	(37,353)	(79,979)	—	(65)	(117,397)	—
Balance at June 30, 2019	$561	$79	$138	$76,944	$29,365	$(2,006)	$2,172	$107,253	$38,304

Six months ended June 30, 2018
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2018	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	62,581
Net income	—	—	—	—	83,280	—	49,359	132,639	6,670
Other comprehensive income - foreign currency translation	—	—	—	—	—	(302)	(108)	(410)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,091)	—	(42)	3,133	—	—
Amortization of equity-based compensation	—	—	—	20,713	—	—	8,856	29,569	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,169	—	—	—	4,169	—
Issuance of Class A common stock, net of issuance costs	6	—	—	21,285	—	—	—	21,291	—
Forfeitures and employee/partner terminations	5	(20)	15	—	—	—	—	—	—
Issuance of restricted stock awards	15	—	—	(15)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,210)	—	—	(594)	(1,805)	—
Exchange of subsidiary equity	10	(5)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital Contributions, net	—	—	—	—	—	—	—	—	27,223
Distributions	—	—	—	—	—	—	(55,744)	(55,744)	—
Dividends	—	—	—	(85,498)	(17,074)	—	(65)	(102,637)	—
Balance at June 30, 2018	$540	$88	$142	$82,791	$28,694	$(1,477)	$2,979	$113,757	$96,474
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC. Unaudited Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income before noncontrolling interests	$109,791	$139,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,967	2,502
Deferred income taxes	14,997	13,707
Asset impairment	2,107	—
Noncash lease expense	1,170	318
Net (gain) loss on unconsolidated seed investment securities	(2,723)	(625)
Loss on disposal of property and equipment	128	7
Amortization of debt issuance costs	229	229
Share-based compensation	24,422	29,569
Net investment (gain) loss of consolidated investment products	(4,389)	(9,226)
Purchase of investments by consolidated investment products	(71,089)	(572,217)
Proceeds from sale of investments by consolidated investment products	42,364	563,516
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(19,518)	(126)
Prepaid expenses and other assets	(637)	(1,868)
Accounts payable and accrued expenses	63,170	74,117
Net change in operating assets and liabilities of consolidated investment products	19,648	1,747
Net cash provided by operating activities	182,637	240,959
Cash flows from investing activities
Acquisition of property and equipment	(2,372)	(602)
Leasehold improvements	(11,894)	(2,161)
Net cash used in investing activities	(14,266)	(2,763)
Cash flows from financing activities
Partnership distributions	(48,324)	(55,744)
Dividends paid	(117,397)	(102,637)
Payment under the tax receivable agreements	(19,009)	(27,251)
Net proceeds from issuance of common stock	—	21,478
Payment of costs directly associated with the issuance of Class A common stock	—	(166)
Purchase of equity and subsidiary equity	—	(21,478)
Taxes paid related to employee net share settlement	(1,824)	(1,805)
Capital contributions to consolidated investment products, net	1,995	27,223
Net cash used in financing activities	(184,559)	(160,380)
Net increase (decrease) in cash and cash equivalents	(16,188)	77,816
Cash, cash equivalents and restricted cash
Beginning of period	175,535	159,796
End of period	$159,347	$237,612

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$152,622	$190,358
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	6,096	46,625
Cash, cash equivalents and restricted cash	$159,347	$237,612

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$11,054	$23,511
Establishment of amounts payable under tax receivable agreements	8,894	19,342
Operating lease assets obtained in exchange for operating lease liabilities	3,606	—
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2019, APAM held approximately 72% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of June 30, 2019, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2019
In February 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The Company adopted the new standard on January 1, 2019, using the modified retrospective transition method that does not adjust comparative periods. The adoption had no impact on previously reported results, and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. In accordance with the adoption of the new lease standard, the Company recorded operating lease assets and operating lease liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition. The adoption of ASU 2016-02 had no impact on the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2019, and did not impact operating, financing or investing cash flows in the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2019.
Artisan elected to adopt the short-term lease exemption, which allows companies to exclude contracts that have an initial term of 12 months or less. Artisan also elected the package of practical expedients available for existing contracts which allowed the Company to carry forward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Additionally, Artisan elected the practical expedient to account for lease and non-lease components as a single component. See Note 14, “Leases” for additional information.
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

	As of June 30, 2019	As of December 31, 2018
Investments in equity securities	$7,111	$5,857
Investments in equity securities accounted for under the equity method	14,667	12,252
Total investment securities	$21,778	$18,109

Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. The table below presents the net investment income activity related to the investment securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized on investment securities	$1,108	$304	$2,723	$625
Less: Net realized gains (losses) recognized on investment securities sold during the period	$—	$—	$—	$—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$1,108	$304	$2,723	$625

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2019 and December 31, 2018:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
June 30, 2019
Assets
Money market funds	$40,338	$—	$40,338	$—	$—
Equity securities	21,778	13,524	8,254	—	—

December 31, 2018
Assets
Money market funds	$57,790	$—	$57,790	$—	$—
Equity securities	18,109	12,252	5,857	—	—

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
Artisan’s borrowings consist of the following as of June 30, 2019 and December 31, 2018:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series B	August 2019	50,000	5.32%
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Total borrowings		$200,000

The fair value of borrowings was approximately $205.2 million as of June 30, 2019. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
On June 6, 2019, Holdings entered into a Note Purchase Agreement to issue $50 million of Series E senior notes in a private placement transaction on August 16, 2019, subject to the satisfaction of certain customary closing conditions. The Company will use the proceeds from the Series E senior notes to repay the $50 million of Series B senior notes that mature on August 16, 2019. The Series E senior notes will bear interest at a rate of 4.53% and will mature on August 16, 2027.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.6 million for the three months ended June 30, 2019 and 2018, and $5.3 million for the six months ended June 30, 2019 and 2018.
As of June 30, 2019, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of June 30, 2019, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund. As of June 30, 2019, the aggregate amount of Artisan’s direct equity investment in the consolidated investment products was $31.4 million.
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

During the six months ended June 30, 2019, the Company determined that it no longer had a controlling financial interest in one sub-fund of Artisan Global Funds as a result of third party capital contributions. Upon loss of control, the VIE was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition. There was no net impact to the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2019. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value. Artisan’s $0.9 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of June 30, 2019, Artisan held direct equity investments of $14.7 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in one sub-fund of Artisan Global Funds and one Artisan Private Fund, both which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of June 30, 2019 and December 31, 2018:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2019
Assets
Money market funds	$6,096	$6,096	$—	$—
Equity securities - long position	6,929	6,929	—	—
Fixed income instruments - long position	79,199	—	79,199	—
Derivative assets	667	—	667	—

Liabilities
Fixed income instruments - short position	7,984	—	7,984	—
Derivative liabilities	100	56	44	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets
Money market funds	$13,141	$13,141	$—	$—
Equity securities - long position	7,817	7,196	—	621
Fixed income instruments - long position	57,621	—	57,621	—
Derivative assets	735	—	735	—

Liabilities
Fixed income instruments - short position	16,567	—	16,567	—
Derivative liabilities	338	—	338	—

CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of June 30, 2019	As of December 31, 2018
Net CIP assets included in the table above	$84,807	$62,409
Net CIP assets/(liabilities) not included in the table above	(15,122)	2,156
Total Net CIP assets	69,685	64,565
Less: redeemable noncontrolling interest	38,304	34,349
Artisan’s direct equity investment in CIPs	$31,381	$30,216

Note 7. Noncontrolling interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2019, APAM held approximately 72% of the equity ownership interests in Holdings.
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the “Holdings Common Unit Exchanges”). The Holdings Common Unit Exchanges increase APAM’s equity ownership interest in Holdings and result in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 11, “Income Taxes and Related Payments”.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2019, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2018	54,071,188	22,871,684	76,942,872	70%
Holdings Common Unit Exchanges	1,202,517	(1,202,517)	—	1%
Issuance of APAM Restricted Shares	959,000	—	959,000	1%
Restricted Share Award Net Share Settlement (1)	(74,006)	—	(74,006)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(13,145)	—	(13,145)	—%
Balance at June 30, 2019	56,145,554	21,669,167	77,814,721	72%
(1) The impact of the transaction on APAM’s ownership percentage was less than 1%.
Changes in ownership of Holdings are accounted for as equity transactions because APAM continues to have a controlling interest in Holdings. Additional paid-in capital and noncontrolling interests - Artisan Partners Holdings in the Unaudited Condensed Consolidated Statements of Financial Condition are adjusted to reallocate Holdings’ historical equity to reflect the change in APAM’s ownership of Holdings.
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Six Months Ended June 30,
	2019	2018
Additional paid-in capital	$(1,828)	$(3,091)
Noncontrolling interests - Artisan Partners Holdings	1,869	3,133
Accumulated other comprehensive income (loss)	(41)	(42)
Net impact to financial condition	—	—

In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of June 30, 2019 and December 31, 2018, respectively:

		Outstanding
	Authorized	As of June 30, 2019	As of December 31, 2018	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	56,145,554	54,071,188	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	7,912,056	8,645,249	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	13,757,111	14,226,435	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2019, Artisan’s employees held 5,044,032 restricted shares of Class A common stock and all 7,912,056 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2019 and 2018:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
Quarterly	Class A Common	$0.55	$0.60	$1.11	$1.20
Special Annual	Class A Common	$—	$—	$1.03	$0.79

The following table summarizes APAM’s stock transactions for the six months ended June 30, 2019:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2018	76,942,872	54,071,188	8,645,249	14,226,435
Holdings Common Unit Exchanges	—	1,202,517	(733,193)	(469,324)
Restricted Share Award Grants	959,000	959,000	—	—
Restricted Share Award Net Share Settlement	(74,006)	(74,006)	—	—
Employee-Partner Terminations	(13,145)	(13,145)	—	—
Balance at June 30, 2019	77,814,721	56,145,554	7,912,056	13,757,111
(1) There were 297,891 and 246,581 restricted stock units outstanding at June 30, 2019 and December 31, 2018, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2019 and 2018, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Holdings Partnership Distributions to Limited Partners	$25,733	$33,061	$48,324	$55,744
Holdings Partnership Distributions to APAM	59,483	67,316	112,884	112,909
Total Holdings Partnership Distributions	$85,216	$100,377	$161,208	$168,653

The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Management fees
Artisan Funds	$112,025	$125,085	$218,205	$250,338
Artisan Global Funds	8,037	8,942	16,172	17,464
Separate accounts(1)	76,338	76,002	148,887	154,193
Performance fees
Separate accounts(1)	4,327	2,267	4,425	2,309
Total revenues(2)	$200,727	$212,296	$387,689	$424,304
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

The following table presents the balances of receivables related to contracts with customers:

	As of June 30, 2019	As of December 31, 2018
Customer
Artisan Funds	$6,620	$5,418
Artisan Global Funds	3,132	417
Separate accounts	70,781	59,787
Total receivables from contracts with customers	$80,533	$65,622
Non-customer receivables	6,675	2,069
Accounts receivable	$87,208	$67,691

Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of June 30, 2019 or December 31, 2018.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Salaries, incentive compensation and benefits (1)	$89,521	$91,579	$177,229	$182,960
Restricted share-based award compensation expense	11,965	15,165	23,539	29,008
Total compensation and benefits	$101,486	$106,744	$200,768	$211,968
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
Restricted share-based awards
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan (the “Plan”). Pursuant to the Plan, APAM has granted a combination of restricted stock awards and restricted stock units (collectively referred to as “restricted share-based awards”) of Class A common stock to employees. Restricted share-based awards have a pro-rata five year vesting requirement. Certain restricted share-based awards will vest or become eligible to vest only upon a combination of both (1) pro-rata annual time vesting and (2) a qualifying retirement (as defined in the award agreements).
A portion of the restricted share-based awards granted to portfolio managers contain a Franchise Protection Clause, which provides that the number of awards that ultimately vest depends on achieving performance goals related to client cash flows. If such goals are not met, compensation cost will be reversed for any awards that do not vest. The fair value, requisite service period and expense recognition for these awards are determined in the same manner as the other restricted share-based awards.
Unvested awards are subject to forfeiture upon termination of employment. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 5,597,144 shares of Class A common stock were reserved and available for issuance under the Plan as of June 30, 2019.

During the six months ended June 30, 2019, Artisan granted 959,000 restricted stock awards and 4,000 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2019 grant is expected to be approximately $22.1 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur. The following table summarizes the restricted share-based award activity for the six months ended June 30, 2019:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2019	$38.04	4,678,457
Granted	22.92	963,000
Forfeited	35.10	(13,145)
Vested	35.35	(477,155)
Unvested at June 30, 2019	$35.47	5,151,157

The unrecognized compensation expense for the unvested awards as of June 30, 2019 was $100.7 million with a weighted average recognition period of 3.5 years remaining.
During the six months ended June 30, 2019, the Company withheld a total of 74,006 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $1.8 million in employee tax withholding obligations related to these settlements during the six months ended June 30, 2019. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the six months ended June 30, 2019, approximately 31% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards. APAM’s effective tax rate was 16.0% and 14.8% for the six months ended June 30, 2019 and 2018, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Current:
Federal	$3,073	$4,589	$4,386	$8,738
State and local	800	828	1,315	1,595
Foreign	107	115	228	232
Total	3,980	5,532	5,929	10,565
Deferred:
Federal	6,706	5,769	13,402	12,249
State and local	798	686	1,595	1,458
Total	7,504	6,455	14,997	13,707
Income tax expense	$11,484	$11,987	$20,926	$24,272

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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2019 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2018	$404,715	$369,355
2019 Holdings Common Unit Exchanges	10,464	8,894
Amortization	(15,480)	—
Payments under TRA	—	(19,009)
June 30, 2019	$399,699	$359,240

Net deferred tax assets comprise the following:

	As of June 30, 2019	As of December 31, 2018
Deferred tax assets:
Amortizable basis (1)	$399,699	$404,715
Other (2)	25,485	24,413
Total deferred tax assets	425,184	429,128
Less: valuation allowance (3)	—	—
Net deferred tax assets	$425,184	$429,128
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

Accounting standards establish a minimum threshold for recognizing, and a system for measuring, the benefits of income tax return positions in financial statements. There were no uncertain tax positions recorded as of June 30, 2019 and December 31, 2018.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2019, U.S. federal income tax returns filed for the years 2015 through 2017 are open and therefore subject to examination. State, local, and foreign tax returns filed are generally subject to examination from 2014 to 2017.
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
The computation of basic and diluted earnings per share under the two-class method for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2019	2018	2019	2018
Numerator:
Net income attributable to APAM	$39,188	$42,006	$70,727	$83,280
Less: Allocation to participating securities	5,340	6,852	12,524	11,775
Net income available to common stockholders	$33,848	$35,154	$58,203	$71,505
Denominator:
Weighted average shares outstanding	51,242,911	49,041,113	50,697,329	48,205,418
Earnings per share	$0.66	$0.72	$1.15	$1.48

Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three and six months ended June 30, 2019 and 2018. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2019	2018	2019	2018
Holdings limited partnership units	21,707,968	23,025,899	22,143,682	23,787,797
Unvested restricted share-based awards	5,162,101	5,163,590	5,019,710	4,865,493
Total	26,870,069	28,189,489	27,163,392	28,653,290

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
Operating lease expense was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Compensation and benefits	$130	$117	$260	$233
Occupancy (1)	3,671	3,228	9,065	6,054
Communication and technology	74	75	152	162
Total operating lease expense	$3,875	$3,420	$9,477	$6,449
(1) Occupancy includes a $1.5 million charge related to the abandonment of a leased office space during the six months ended June 30, 2019, as discussed below.

During the six months ended June 30, 2019, the Company recognized an asset impairment loss of $2.1 million related to the abandonment of a leased office location. The loss is recorded in occupancy expense based on the present value of expected future cash flows and consists of a $1.5 million lease asset impairment and a $0.6 million property impairment.
The table below presents the maturity of operating lease liabilities:

As of June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$7,637
2020	16,210
2021	16,337
2022	14,838
2023	13,265
Thereafter	60,495
Total undiscounted lease payments	$128,782
Adjustment to discount to present value	(23,353)
Total operating lease liabilities	$105,429

As of June 30, 2019, there were not any leases that were signed but not yet commenced, and none of the options to extend lease terms were reasonably certain of being exercised.

Other information related to leases was as follows:

For the Six Months Ended June 30, 2019
Weighted average discount rate	4.7%
Weighted average remaining lease term	8.6 years
Operating cash flows for operating leases	$6,750

At December 31, 2018, the aggregate future minimum payments for leases for each of the following five years and thereafter are as follows:

As of December 31, 2018
2019	$14,123
2020	15,340
2021	15,215
2022	13,748
2023	12,378
Thereafter	57,185
Total undiscounted lease payments	$127,989

Note 15. Related Party Transactions
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
Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Funds	2019	2018	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$112,124	$125,218	$218,405	$250,580
Fee waivers / expense reimbursements	$99	$133	$200	$242

Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.75% to 1.85%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s annual expenses, not including Artisan’s fee, exceed certain levels, which range from 0.09% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are also employees of Artisan receive no compensation from the funds.

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Global Funds	2019	2018	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$8,096	$8,959	$16,268	$17,491
Elimination of management fees from consolidated investment products(1)	(16)	(17)	(32)	(23)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	8,080	8,942	16,236	17,468

Fee waivers / expense reimbursements	$44	$84	$168	$141
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(1)	(84)	(104)	(137)
Consolidated fee waivers / expense reimbursements	43	—	64	4
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Affiliate transactions—Artisan Private Funds
Pursuant to written agreements, Artisan serves as the investment manager, and acts as the general partner, for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee and is entitled to receive either an allocation of profits or a performance-based fee. In addition, for a period of time following the formation of each private fund, Artisan has agreed to reimburse the fund to the extent that expenses, excluding Artisan’s management fee, incentive fee and transaction related costs, exceed 1.00% per annum of the net assets of the fund. Artisan may also voluntarily waive fees or reimburse the funds for other expenses.
Artisan and certain related parties, including employees, officers and members of the Company’s board have invested in one or more of the funds and currently do not pay a management fee, incentive fee or incentive allocation.
Fees for managing the privately offered funds and amounts reimbursed to the privately offered funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Private Funds	2019	2018	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$665	$133	$1,269	$231
Elimination of management fees from consolidated investment products(1)	(42)	(133)	(82)	(231)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	623	—	1,187	—

Fee waivers / expense reimbursements	$29	$65	$82	$74
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(29)	(65)	(82)	(74)
Consolidated fee waivers / expense reimbursements	—	—	—	—
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective July 30, 2019, a distribution by Artisan Partners Holdings of $34.0 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective July 30, 2019, a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on August 30, 2019, to shareholders of record as of August 16, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of June 30, 2019, our nine autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of June 30, 2019, approximately 79% of our assets under management were managed for clients and investors domiciled in the U.S. and 21% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
During the second quarter of 2019, our assets under management increased to $113.8 billion, an increase of $6.0 billion, or 6%, compared to $107.8 billion at March 31, 2019, as a result of $6.5 billion in market appreciation partially offset by $0.5 billion of net client cash outflows. Average assets under management for the June 2019 quarter were $110.2 billion, a decrease of 5% from the average of $115.8 billion for the June 2018 quarter.
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
Revenues were $387.7 million for the six months ended June 30, 2019, a 9% decrease from revenues of $424.3 million for the six months ended June 30, 2018. Operating margin was 33.2% for the six months ended June 30, 2019, compared to 37.4% for the six months ended June 30, 2018. During the quarter, we declared and paid a quarterly dividend of $0.55 per share of Class A common stock.
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
Our employees and other limited partners of Holdings held approximately 28% of the equity interests in Holdings as of June 30, 2019. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.

2019 Holdings Unit Exchanges
During the six months ended June 30, 2019, certain limited partners of Holdings exchanged 1,202,517 common units (along with a corresponding number of shares of Class B or C common stock of APAM) for 1,202,517 shares of Class A common stock. In connection with the exchanges, APAM received 1,202,517 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 70% at December 31, 2018 to 72% at June 30, 2019, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
S&P 500 total returns	4.3%	3.4%	18.5%	2.6%
MSCI All Country World total returns	3.6%	0.5%	16.2%	(0.4)%
MSCI EAFE total returns	3.7%	(1.2)%	14.0%	(2.7)%
Russell Midcap® total returns	4.1%	2.8%	21.3%	2.3%
MSCI Emerging Markets Index	0.6%	(8.0)%	10.6%	(6.7)%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	2.6%	1.0%	10.2%	0.1%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	(unaudited; dollars in millions)
Assets under management at period end	$113,843		$114,190		$113,843		$114,190
Average assets under management (1)	$110,201		$115,784		$107,582		$117,035
Net client cash flows	$(505)		$(339)		$(1,615)		$(942)
Total revenues	$200.7		$212.3		$387.7		$424.3
Weighted average fee (2)	73.1	bps	73.6	bps	72.7	bps	73.2	bps
Operating margin	35.3%		37.2%		33.2%		37.4%

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

•	our ability to attract and retain qualified investment, management, and marketing and client service professionals;

•	industry trends towards products, strategies, vehicles, or services that we do not offer;

•	competitive conditions in the investment management and broader financial services sectors; and

•	investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended June 30,		Period-to-Period (2)
	2019	2018	$	%
	(unaudited; in millions)
Beginning assets under management	$107,803	$114,816	$(7,013)	(6.1)%
Gross client cash inflows	4,715	4,693	22	0.5%
Gross client cash outflows	(5,220)	(5,032)	(188)	(3.7)%
Net client cash flows	(505)	(339)	(166)	(49.0)%
Market appreciation (depreciation) (1)	6,545	(287)	6,832	NM
Ending assets under management	$113,843	$114,190	$(347)	(0.3)%
Average assets under management	$110,201	$115,784	$(5,583)	(4.8)%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) "NM" stands for Not Meaningful.

	For the Six Months Ended June 30,		Period-to-Period (2)
	2019	2018	$	%
	(unaudited; in millions)
Beginning assets under management	$96,224	$115,494	$(19,270)	(16.7)%
Gross client cash inflows	9,415	10,112	(697)	(6.9)%
Gross client cash outflows	(11,030)	(11,054)	24	0.2%
Net client cash flows	(1,615)	(942)	(673)	(71.4)%
Market appreciation (depreciation) (1)	19,234	(362)	19,596	NM
Ending assets under management	$113,843	$114,190	$(347)	(0.3)%
Average assets under management	$107,582	$117,035	$(9,453)	(8.1)%
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(2) “NM” stands for Not Meaningful.

During the quarter, our seven newest strategies had aggregate net inflows of $2.0 billion, including $624 million and $416 million of net inflows into the Non-U.S. Small-Mid Growth and Global Discovery strategies, respectively. The net inflows in the new strategies were offset by $2.5 billion in aggregate net outflows from the rest of our strategies, including the Non-U.S. Growth, U.S. Mid-Cap Growth, and U.S. Mid-Cap Value strategies, where we expect net outflows to continue in the near term.
During the quarter, our AUM increased by $6.5 billion due to investment returns generated by our strategies, including returns in excess of benchmark indexes. Over the long-term, we expect investment performance to generate the majority of our AUM growth, which has been our historical experience.

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
As of the date of this filing, our Non-U.S. Value and U.S. Small-Cap Growth strategies are closed to most new investors and client relationships, but remain open to existing investors and client relationships. Our Global Opportunities strategy is open across pooled vehicles, but closed to most new separate account clients. We may selectively accept additional separate account clients in that strategy, but we are managing asset flows into that strategy with a bias towards assets from pooled vehicles.
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
The table on the following page sets forth the total assets under management for our investment teams and strategies as of June 30, 2019, the inception date for each investment composite, and the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2019. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 11% of our assets under management at June 30, 2019, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$17,803	9.14%	16.69%	11.54%	16.34%	10.79%	579
MSCI All Country World Index			5.74%	11.62%	6.16%	10.14%	5.00%
Global Discovery Strategy	9/1/2017	$705	15.78%				18.09%	1,094
MSCI All Country World Index			5.74%				7.15%
U.S. Mid-Cap Growth Strategy	4/1/1997	$11,461	21.12%	17.74%	11.49%	17.12%	15.38%	510
Russell Midcap® Index			7.83%	12.16%	8.63%	15.15%	10.28%
Russell Midcap® Growth Index			13.94%	16.49%	11.10%	16.01%	9.53%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,049	17.43%	22.30%	14.66%	18.69%	11.30%	217
Russell 2000® Index			(3.31)%	12.30%	7.06%	13.44%	9.13%
Russell 2000® Growth Index			(0.49)%	14.69%	8.62%	14.40%	7.86%
Global Equity Team
Global Equity Strategy	4/1/2010	$1,852	13.73%	17.42%	10.77%		13.22%	506
MSCI All Country World Index			5.74%	11.62%	6.16%		8.16%
Non-U.S. Growth Strategy	1/1/1996	$23,185	10.03%	11.30%	4.23%	10.14%	10.21%	550
MSCI EAFE Index			1.08%	9.11%	2.25%	6.90%	4.71%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$1,555					24.06%	1,145
MSCI All Country World Index Ex USA Small Mid Cap							12.61%
U.S. Value Team
Value Equity Strategy	7/1/2005	$2,560	2.05%	10.68%	6.55%	12.46%	8.17%	(83)
Russell 1000® Index			10.02%	14.15%	10.44%	14.76%	9.00%
Russell 1000® Value Index			8.46%	10.19%	7.46%	13.19%	7.40%
U.S. Mid-Cap Value Strategy	4/1/1999	$4,620	1.60%	9.71%	5.33%	12.75%	12.64%	322
Russell Midcap® Index			7.83%	12.16%	8.63%	15.15%	9.42%
Russell Midcap® Value Index			3.68%	8.95%	6.72%	14.55%	9.60%
International Value Team
Non-U.S. Value Strategy	7/1/2002	$20,178	3.46%	9.78%	4.19%	11.60%	11.69%	567
MSCI EAFE Index			1.08%	9.11%	2.25%	6.90%	6.02%
Global Value Team
Global Value Strategy	7/1/2007	$18,863	5.01%	11.73%	6.61%	13.60%	8.40%	396
MSCI All Country World Index			5.74%	11.62%	6.16%	10.14%	4.44%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$202	3.82%	13.27%	5.79%	6.48%	5.83%	69
MSCI Emerging Markets Index			1.21%	10.66%	2.49%	5.81%	5.14%
Credit Team
High Income Strategy	4/1/2014	$3,672	6.41%	8.68%	7.09%		7.26%	229
ICE BofAML US High Yield Master II Total Return Index			7.58%	7.54%	4.69%		4.97%
Developing World Team
Developing World Strategy	7/1/2015	$2,839	20.05%	16.97%			11.31%	683
MSCI Emerging Markets Index			1.21%	10.66%			4.48%
Thematic Team
Thematic Strategy	5/1/2017	$860	18.54%				29.25%	1,684
S&P 500 Market Index (Total Return)			10.42%				12.41%
Other Assets Under Management [2]		$439
Total Assets Under Management		$113,843
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

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
June 30, 2019		(unaudited; in millions)
Beginning assets under management	$30,832	$24,727	$7,170	$19,871	$18,449	$201	$3,383	$2,228	$942	$107,803
Gross client cash inflows	1,120	1,358	110	603	277	3	409	579	256	4,715
Gross client cash outflows	(1,282)	(1,535)	(441)	(1,101)	(562)	(5)	(144)	(130)	(20)	(5,220)
Net client cash flows	(162)	(177)	(331)	(498)	(285)	(2)	265	449	236	(505)
Market appreciation (depreciation)	2,348	2,042	341	805	699	3	87	162	58	6,545
Ending assets under management	$33,018	$26,592	$7,180	$20,178	$18,863	$202	$3,735	$2,839	$1,236	$113,843
Average assets under management	$31,736	$25,468	$7,094	$19,857	$18,597	$198	$3,582	$2,529	$1,140	$110,201
June 30, 2018
Beginning assets under management	$30,871	$28,611	$8,195	$21,363	$20,195	$292	$2,658	2,509	$122	$114,816
Gross client cash inflows	1,301	1,044	285	719	406	10	568	295	65	4,693
Gross client cash outflows	(1,903)	(1,077)	(491)	(578)	(593)	(81)	(188)	(115)	(6)	(5,032)
Net client cash flows	(602)	(33)	(206)	141	(187)	(71)	380	180	59	(339)
Market appreciation (depreciation)	820	(514)	319	(487)	(258)	(24)	34	(183)	6	(287)
Ending assets under management	$31,089	$28,064	$8,308	$21,017	$19,750	$197	$3,072	2,506	187	$114,190
Average assets under management	$31,217	$28,792	$8,288	$21,537	$20,172	$277	$2,810	2,529	$162	$115,784

		By Investment Team
Six Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
June 30, 2019		(unaudited; in millions)
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	2,237	2,073	280	1,992	524	7	961	778	563	9,415
Gross client cash outflows	(2,767)	(2,922)	(836)	(2,097)	(1,432)	(7)	(361)	(535)	(73)	(11,030)
Net client cash flows	(530)	(849)	(556)	(105)	(908)	—	600	243	490	(1,615)
Market appreciation (depreciation)	7,297	4,474	1,159	2,602	2,658	23	275	603	143	19,234
Ending assets under management	$33,018	$26,592	$7,180	$20,178	$18,863	$202	$3,735	$2,839	$1,236	$113,843
Average assets under management	$30,494	$24,837	$7,136	$19,652	$18,565	$197	$3,372	$2,341	$988	$107,582
June 30, 2018
Beginning assets under management	$30,628	$29,235	$8,765	$21,757	$19,930	$282	$2,554	2,253	$90	$115,494
Gross client cash inflows	2,583	2,090	535	1,651	1,598	17	920	626	92	10,112
Gross client cash outflows	(4,089)	(2,875)	(1,075)	(1,167)	(1,122)	(85)	(446)	(187)	(8)	(11,054)
Net client cash flows	(1,506)	(785)	(540)	484	476	(68)	474	439	84	(942)
Market appreciation (depreciation)	1,967	(386)	83	(1,224)	(656)	(17)	44	(186)	13	(362)
Ending assets under management	$31,089	$28,064	$8,308	$21,017	$19,750	$197	$3,072	2,506	187	$114,190
Average assets under management	$31,541	$29,236	$8,451	$21,750	$20,422	$286	$2,722	2,490	$137	$117,035
The goal of our marketing, distribution and client services efforts is to grow and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of June 30, 2019		As of June 30, 2018
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$75,959	66.7%	$73,995	64.8%
Intermediary	32,925	28.9%	35,230	30.9%
Retail	4,959	4.4%	4,965	4.3%
Ending Assets Under Management	$113,843	100.0%	$114,190	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 12% of our total assets under management as of June 30, 2019.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2019	(unaudited; in millions)
Beginning assets under management	$51,951	$55,852	$107,803
Gross client cash inflows	3,081	1,634	4,715
Gross client cash outflows	(3,736)	(1,484)	(5,220)
Net client cash flows	(655)	150	(505)
Market appreciation (depreciation)	3,037	3,508	6,545
Net transfers (1)	(238)	238	—
Ending assets under management	$54,095	$59,748	$113,843
Average assets under management	$52,670	$57,531	$110,201
June 30, 2018
Beginning assets under management	$57,950	$56,866	$114,816
Gross client cash inflows	3,084	1,609	4,693
Gross client cash outflows	(3,290)	(1,742)	(5,032)
Net client cash flows	(206)	(133)	(339)
Market appreciation (depreciation)	(317)	30	(287)
Net transfers (1)	(18)	18	—
Ending assets under management	$57,409	$56,781	$114,190
Average assets under management	$58,406	$57,378	$115,784
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2019	(unaudited; in millions)
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	6,547	2,868	9,415
Gross client cash outflows	(7,849)	(3,181)	(11,030)
Net client cash flows	(1,302)	(313)	(1,615)
Market appreciation (depreciation)	8,981	10,253	19,234
Net transfers (1)	(238)	238	—
Ending assets under management	$54,095	$59,748	$113,843
Average assets under management	$51,635	$55,947	$107,582
June 30, 2018
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	7,622	2,490	10,112
Gross client cash outflows	(6,747)	(4,307)	(11,054)
Net client cash flows	875	(1,817)	(942)
Market appreciation (depreciation)	(561)	199	(362)
Net transfers (1)	(254)	254	—
Ending assets under management	$57,409	$56,781	$114,190
Average assets under management	$58,644	$58,391	$117,035
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended June 30, 2019, Compared to Three months ended June 30, 2018

	For the Three Months Ended June 30,		For the Period-to-Period
	2019	2018	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$200.7	$212.3	$(11.6)	(5)%
Operating Expenses
Total compensation and benefits	101.5	106.8	(5.3)	(5)%
Other operating expenses	28.3	26.6	1.7	6%
Total operating expenses	129.8	133.4	(3.6)	(3)%
Total operating income	70.9	78.9	(8.0)	(10)%
Non-operating income (expense)
Interest expense	(2.8)	(2.8)	—	—%
Other non-operating income	3.4	3.6	(0.2)	(6)%
Total non-operating income (expense)	0.6	0.8	(0.2)	(25)%
Income before income taxes	71.5	79.7	(8.2)	(10)%
Provision for income taxes	11.5	12.1	(0.6)	(5)%
Net income before noncontrolling interests	60.0	67.6	(7.6)	(11)%
Less: Noncontrolling interests - Artisan Partners Holdings	19.8	23.2	(3.4)	(15)%
Less: Noncontrolling interests - consolidated investment products	1.0	2.4	(1.4)	(58)%
Net income attributable to Artisan Partners Asset Management Inc.	$39.2	$42.0	$(2.8)	(7)%
Share Data
Basic and diluted earnings per share	$0.66	$0.72
Basic and diluted weighted average number of common shares outstanding	51,242,911	49,041,113
Revenues
Essentially all of our revenues consist of investment management fees earned from managing clients’ assets. Our investment management fees fluctuate based on a number of factors, including the total value of our assets under management, the composition of assets under management among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and, for the accounts on which we earn performance-based fees, the investment performance of those accounts.
The decrease in revenues of $11.6 million, or 5%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was driven primarily by a $5.6 billion, or 5%, decrease in our average assets under management. The weighted average investment management fee was 73.1 basis points for the three months ended June 30, 2019 compared to 73.6 basis points for the three months ended June 30, 2018. The decrease in the weighted average fee was primarily due to an increase in the proportion of total assets managed in separate accounts, partially offset by an increase in performance fee revenue. Performance fee revenue was $4.3 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively. The majority of AUM with performance fee billing arrangements have a measurement period ending on June 30, which could result in higher performance fee revenue recognized during the three month period ending June 30. Less than 2% of the $113.8 billion assets under management as of June 30, 2019 have billing arrangements where we could potentially earn performance fees.

The following table sets forth the weighted average fee, revenue and assets under management by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2019	2018	2019	2018
	(unaudited; dollars in millions)
Investment management fees	$80.6	$78.3	$120.1	$134.0
Weighted average fee	56.3 basis points	54.8 basis points	91.4 basis points	92.1 basis points
Percentage of ending AUM	52%	50%	48%	50%
Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
Operating expenses decreased $3.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily as a result of lower compensation and third-party distribution expense as well as lower restricted share-based award compensation expense. The decreases were partially offset by increases in technology costs and occupancy expense related to investment team relocations.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$89.6	$91.6	$(2.0)	(2)%
Restricted share-based award compensation expense	11.9	15.2	$(3.3)	(22)%
Total compensation and benefits	$101.5	$106.8	$(5.3)	(5)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation, and benefits was driven primarily by a $3.2 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue.
Restricted share-based award compensation expense decreased $3.3 million, as the awards that became fully amortized during 2018 had a higher value than the awards granted in 2018 and 2019. During the six months ended June 30, 2019, Artisan granted 959,000 restricted stock awards and 4,000 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2019 grant is expected to be approximately $22.1 million. Restricted share-based award compensation expense for all outstanding awards is expected to be $9.9 million in the September 2019 quarter and $8.7 million in the December 2019 quarter. The Company expects to make the next annual equity grant in January 2020. The amount of equity granted will vary from year to year and will be influenced by our results.
Total salaries, incentive compensation and benefits was 51% and 50% of our revenues for the three months ended June 30, 2019, and 2018, respectively.
Other operating expenses
Other operating expenses increased $1.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased occupancy and technology expenses. During the three months ended June 30, 2019, we incurred approximately $1.0 million of incremental occupancy expense related to office relocations of several investment teams. Communication and technology expenses also increased $1.4 million as a result of increased IT consulting expense related to firm initiatives. The increases were partially offset by a $1.0 million decrease in third-party distribution expense as a result of a decrease in AUM subject to those fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended June 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Interest expense	$(2.8)	$(2.8)	$—	—%
Net investment gain (loss) of consolidated investment products	2.1	2.9	$(0.8)	(28)%
Other investment gain (loss)	1.3	0.7	$0.6	86%
Total non-operating income (expense)	$0.6	$0.8	$(0.2)	(25)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2019 and 2018 was 16.1% and 15.1%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 31% and 33% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended June 30, 2019 and 2018, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Six months ended June 30, 2019, Compared to Six months ended June 30, 2018

	For the Six Months Ended June 30,		Period-to-Period
	2019	2018	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$387.7	$424.3	$(36.6)	(9)%
Operating Expenses
Total compensation and benefits	200.8	212.0	(11.2)	(5)%
Other operating expenses	58.3	53.4	4.9	9%
Total operating expenses	259.1	265.4	(6.3)	(2)%
Total operating income	128.6	158.9	(30.3)	(19)%
Non-operating income (expense)
Interest expense	(5.6)	(5.6)	—	—%
Other non-operating income	7.7	10.3	(2.6)	(25)%
Total non-operating income (expense)	2.1	4.7	(2.6)	(55)%
Income before income taxes	130.7	163.6	(32.9)	(20)%
Provision for income taxes	20.9	24.3	(3.4)	(14)%
Net income before noncontrolling interests	109.8	139.3	(29.5)	(21)%
Less: Noncontrolling interests - Artisan Partners Holdings	37.1	49.3	(12.2)	(25)%
Less: Noncontrolling interests - consolidated investment products	2.0	6.7	(4.7)	(70)%
Net income attributable to Artisan Partners Asset Management Inc.	$70.7	$83.3	$(12.6)	(15)%
Share Data
Basic and diluted earnings per share	$1.15	$1.48
Basic and diluted weighted average number of common shares outstanding	50,697,329	48,205,418
Revenues
The decrease in revenues of $36.6 million, or 9%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was driven primarily by a $9.5 billion, or 8%, decrease in our average assets under management. The weighted average investment management fee was 72.7 basis points for the six months ended June 30, 2019 compared to 73.2 basis points for the six months ended June 30, 2018. The decrease in the weighted average fee was primarily due to an increase in the proportion of total assets managed in separate accounts, partially offset by the positive impact of higher performance fees recognized in the current year. Performance fee revenue was $4.4 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively.
The following table sets forth the weighted average fee, revenue and assets under management by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2019	2018	2019	2018
	(unaudited; dollars in millions)
Investment management fees	$153.3	$156.5	$234.4	$267.8
Weighted average fee	55.3 basis points	54.2 basis points	91.5 basis points	92.1 basis points
Percentage of ending AUM	52%	50%	48%	50%

Operating Expenses
Operating expenses decreased $6.3 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily as a result of lower compensation expense, lower third-party distribution expense and lower equity-based compensation expense. These decreases were partially offset by increases in occupancy expense related to investment team relocations, increases in technology costs and compensation expense related to merit increases and additional employees.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$177.3	$183.0	$(5.7)	(3)%
Restricted share-based award compensation expense	23.5	29.0	(5.5)	(19)%
Total compensation and benefits	$200.8	$212.0	$(11.2)	(5)%
(1) Excluding share-based compensation
The decrease in salaries, incentive compensation, and benefits was driven primarily by a $10.3 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue. The decrease in incentive compensation was partially offset by compensation expense related to merit increases and additional employees.
Restricted share-based award compensation expense decreased $5.5 million as the awards that became fully amortized during 2018 had a higher value than the awards granted in 2018 and 2019.
Total salaries, incentive compensation and benefits was 52% and 50% of our revenues for the six months ended June 30, 2019, and 2018, respectively.
Other operating expenses
Other operating expenses increased $4.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a $4.7 million increase in occupancy expense. The increased expense includes rent and depreciation expense for new office spaces as well as $2.1 million of accelerated rent and depreciation expense related to an exited location. Communication and technology expenses also increased $2.1 million as a result of increased IT consulting expense and additional software subscriptions. The increases were partially offset by a $2.6 million decrease in third-party distribution expense as a result of a decrease in AUM subject to those fees.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Six Months Ended June 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Interest expense	$(5.6)	$(5.6)	$—	—%
Net investment gain (loss) of consolidated investment products	4.4	9.2	$(4.8)	(52)%
Other investment gain (loss)	3.3	1.1	$2.2	200%
Total non-operating income (expense)	$2.1	$4.7	$(2.6)	(55)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the six months ended June 30, 2019 and 2018 was 16.0% and 14.8%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 31% and 33% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the six months ended June 30, 2019 and 2018, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to dividends paid on unvested restricted share-based awards, net of higher tax expense related to the vesting of restricted share-based awards.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any) and (2) net investment gain (loss) of investment products. These adjustments also remove the non-operational complexities of our structure by adding back non-controlling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:

•
Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any) and (2) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The estimated adjusted effective tax rate was 23.5% for the periods presented.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$39.2	$42.0	$70.7	$83.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	19.8	23.2	37.1	49.3
Add back: Provision for income taxes	11.5	12.1	20.9	24.3
Add back: Net investment (gain) loss of investment products attributable to APAM	(2.0)	(0.8)	(4.9)	(2.8)
Less: Adjusted provision for income taxes	16.1	17.9	29.1	36.2
Adjusted net income (Non-GAAP)	$52.4	$58.6	$94.7	$117.9

Average shares outstanding
Class A common shares	51.2	49.0	50.7	48.2
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.2	5.2	5.0	4.9
Artisan Partners Holdings units outstanding (noncontrolling interests)	21.7	23.0	22.2	23.8
Adjusted shares	78.1	77.2	77.9	76.9

Basic and diluted earnings per share (GAAP)	$0.66	$0.72	$1.15	$1.48
Adjusted net income per adjusted share (Non-GAAP)	$0.67	$0.76	$1.22	$1.53

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$39.2	$42.0	$70.7	$83.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	19.8	23.2	37.1	49.3
Add back: Net investment (gain) loss of investment products attributable to APAM	(2.0)	(0.8)	(4.9)	(2.8)
Add back: Interest expense	2.8	2.8	5.6	5.6
Add back: Provision for income taxes	11.5	12.1	20.9	24.3
Add back: Depreciation and amortization	1.5	1.3	3.6	2.5
Adjusted EBITDA (Non-GAAP)	$72.8	$80.6	$133.0	$162.2

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
	(unaudited; in millions)
Cash and cash equivalents	$152.6	$160.5
Accounts receivable	$87.2	$67.7
Seed investments(1)	$53.2	$48.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments includes equity investments in unconsolidated sponsored investment entities, as well as Artisan’s direct equity investments in consolidated investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2019, none of our receivables were considered uncollectable.
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
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100.0 million revolving credit facility was unused as of and for the six months ended June 30, 2019.
On June 6, 2019, Holdings entered into a Note Purchase Agreement to issue $50 million of Series E senior notes in a private placement transaction on August 16, 2019, subject to the satisfaction of certain customary closing conditions. The Company will use the proceeds from the Series E senior notes to repay the $50 million of Series B senior notes that mature on August 16, 2019. The Series E senior notes will bear interest at a rate of 4.53% and will mature on August 16, 2027.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2019.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2019 and 2018, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$25.7	$33.1	$48.3	$55.8
Holdings Partnership Distributions to APAM	$59.5	$67.3	$112.9	$112.9
Total Holdings Partnership Distributions	$85.2	$100.4	$161.2	$168.7
On July 30, 2019, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $34.0 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three and six months ended June 30, 2019 and 2018:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
Quarterly	Class A Common	$0.55	$0.60	$1.11	$1.20
Special Annual	Class A Common	$—	$—	$1.03	$0.79
Our board of directors declared, effective July 30, 2019, a variable quarterly dividend of $0.60 per share of Class A common stock with respect to the June 2019 quarter, payable on August 30, 2019 to shareholders of record as of the close of business on August 16, 2019. The variable quarterly dividend of $0.60 per share represents approximately 80% of the cash generated in the June 2019 quarter and a pro-rata portion of 2018 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $359.2 million liability as of June 30, 2019. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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

Cash Flows

	For the Six Months Ended June 30,
	2019	2018
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$175.5	$159.8
Net cash provided by operating activities	182.6	241.0
Net cash used in investing activities	(14.3)	(2.8)
Net cash used in financing activities	(184.5)	(160.4)
Cash, cash equivalents and restricted cash as of June 30	$159.3	$237.6
Net cash provided by operating activities decreased $58.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease in operating income resulting from lower AUM and revenues as well as timing differences in working capital accounts. For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, our operating income, excluding share-based related compensation expense, decreased $35.7 million. Working capital negatively impacted operating cash flows by $28.3 million primarily due to the timing of executive bonus payments and the timing of the collection of receivables from customers. Additionally, consolidated investment product activity negatively impacted operating cash flows by $2.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investment activities increased $11.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to a $11.5 million increase in the acquisition of property and equipment and leasehold improvements related to the relocation of several investment teams.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities increased $24.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $25.2 million decrease in contributions from non-controlling interests in our consolidated investment products, and a $14.8 million increase in dividends paid to holders of our Class A common stock, partially offset by an $8.2 million decrease in payments of amounts owed under the TRAs and a $7.4 million decrease in distributions to limited partners.
Certain Contractual Obligations
As of June 30, 2019, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, except for the changes in the TRA liability during the year.
As described above, Holdings entered into an agreement to issue $50 million of Series E senior notes in a private placement transaction on August 16, 2019, subject to the satisfaction of certain customary closing conditions. The Company will use the proceeds from the Series E senior notes to repay the $50 million of Series B senior notes that mature on August 16, 2019. The Series E senior notes will bear interest at a rate of 4.53% and will mature on August 16, 2027.
As previously discussed in this report, the TRA liability decreased from $369.4 million at December 31, 2018 to $359.2 million at June 30, 2019. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make payments of approximately $25 million in 2019 related to the TRAs, $19.0 million of which we paid on April 15, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended June 30, 2019.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
10.1
Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2019).

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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2019 and 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: July 31, 2019
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)