Form 10-Q
period 2019-09-30
Artisan Partners Asset Management Inc.
filed 2019-10-30
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 25, 2019 were 56,260,602, 7,853,364 and 13,687,888, respectively.

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

Forward-looking statements include, but are not limited to, statements about:
•our anticipated future results of operations;
•our potential operating performance and efficiency;
•our expectations with respect to the performance of our investment strategies
•our expectations with respect to future levels of assets under management, including the capacity of our strategies and client cash inflows and outflows;
•our expectations with respect to industry trends and how those trends may impact our business;
•our financing plans, cash needs and liquidity position;
•our intention to pay dividends and our expectations about the amount of those dividends;
•our expected levels of compensation of our employees, including equity compensation;
•our expectations with respect to future expenses and the level of future expenses;
•our expected tax rate, and our expectations with respect to deferred tax assets; and
•our estimates of future amounts payable pursuant to our tax receivable agreements.

ii

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amount)

	September 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$169,558	$160,463
Accounts receivable	91,313	67,691
Investment securities	22,438	18,109
Property and equipment, net	40,963	29,138
Deferred tax assets	441,494	429,128
Restricted cash	629	629
Prepaid expenses and other assets	12,165	13,674
Operating lease assets	88,849	—
Assets of consolidated investment products
Cash and cash equivalents	3,739	14,443
Accounts receivable and other	1,512	5,566
Investment assets, at fair value	93,293	66,173
Total assets	$965,953	$805,014

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$20,058	$27,221
Accrued incentive compensation	80,589	12,689
Borrowings	199,057	199,296
Operating lease liabilities	102,846	—
Amounts payable under tax receivable agreements	373,725	369,355
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	22,503	4,712
Investment liabilities, at fair value	5,496	16,905
Total liabilities	804,274	630,178
Commitments and contingencies
Redeemable noncontrolling interests	39,033	34,349
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 56,261,026 and 54,071,188 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	563	541
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 7,853,364 and 8,645,249 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	78	86
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 13,687,888 and 14,226,435 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	137	142
Additional paid-in capital	83,552	97,553
Retained earnings (deficit)	36,752	38,617
Accumulated other comprehensive income (loss)	(2,429)	(1,895)
Total Artisan Partners Asset Management Inc. stockholders’ equity	118,653	135,044
Noncontrolling interests - Artisan Partners Holdings	3,993	5,443
Total stockholders’ equity	122,646	140,487
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$965,953	$805,014

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Management fees	$202,806	$212,738	$586,070	$634,733
Performance fees	155	50	4,580	2,359
Total revenues	$202,961	$212,788	$590,650	$637,092
Operating Expenses
Compensation and benefits	99,847	102,741	300,615	314,709
Distribution, servicing and marketing	5,929	6,566	17,168	20,422
Occupancy	5,214	5,337	18,122	13,564
Communication and technology	9,788	9,556	29,485	27,182
General and administrative	6,635	6,751	21,122	20,515
Total operating expenses	127,413	130,951	386,512	396,392
Total operating income	75,548	81,837	204,138	240,700
Non-operating income (expense)
Interest expense	(2,760)	(2,823)	(8,362)	(8,445)
Net investment gain (loss) of consolidated investment products	619	238	5,008	9,464
Other investment gain (loss)	1,007	1,386	4,347	2,500
Net gain (loss) on the tax receivable agreements	(19,557)	251	(19,557)	251
Total non-operating income (expense)	(20,691)	(948)	(18,564)	3,770
Income before income taxes	54,857	80,889	185,574	244,470
Provision for income taxes	(7,355)	14,172	13,571	38,444
Net income before noncontrolling interests	62,212	66,717	172,003	206,026
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	20,556	24,021	57,660	73,380
Less: Net income attributable to noncontrolling interests - consolidated investment products	400	178	2,360	6,848
Net income attributable to Artisan Partners Asset Management Inc.	$41,256	$42,518	$111,983	$125,798

Basic and diluted earnings per share	$0.71	$0.77	$1.87	$2.27
Basic and diluted weighted average number of common shares outstanding	51,448,938	49,399,553	50,950,618	48,607,837
Dividends declared per Class A common share	$0.60	$0.60	$2.74	$2.59

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income before noncontrolling interests	$62,212	$66,717	$172,003	$206,026
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(580)	(208)	(662)	(618)
Total other comprehensive income (loss)	(580)	(208)	(662)	(618)
Comprehensive income	61,632	66,509	171,341	205,408
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	20,400	23,961	57,532	73,254
Comprehensive income attributable to noncontrolling interests - consolidated investment products	400	178	2,360	6,848
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$40,832	$42,370	$111,449	$125,306

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended September 30, 2019
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at July 1, 2019	$561	$79	$138	$76,944	$29,365	$(2,006)	$2,172	$107,253	$38,304
Net income	—	—	—	—	41,256	—	20,556	61,812	400
Other comprehensive income - foreign currency translation	—	—	—	—	—	(418)	(162)	(580)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(627)	—	(5)	632	—	—
Amortization of equity-based compensation	—	—	—	7,239	—	—	2,738	9,977	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	180	—	—	—	180	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Employee net share settlement	—	—	—	(183)	—	—	(71)	(254)	—
Exchange of subsidiary equity	2	(1)	(1)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	329
Distributions	—	—	—	—	—	—	(21,828)	(21,828)	—
Dividends	—	—	—	—	(33,869)	—	(44)	(33,913)	—
Balance at September 30, 2019	$563	$78	$137	$83,552	$36,752	$(2,429)	$3,993	$122,646	$39,033

Three months ended September 30, 2018
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at July 1, 2018	$540	$88	$142	$82,791	$28,694	$(1,477)	$2,979	$113,757	$96,474
Net income	—	—	—	—	42,518	—	24,021	66,539	178
Other comprehensive income - foreign currency translation	—	—	—	—	—	(145)	(63)	(208)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(667)	—	(2)	669	—	—
Amortization of equity-based compensation	—	—	—	8,988	—	—	3,769	12,757	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	30	—	—	—	30	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Employee net share settlement	(1)	—	—	(532)	—	—	(226)	(759)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital Contributions, net	—	—	—	—	—	—	—	—	13,660
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(79,631)
Distributions	—	—	—	—	—	—	(22,674)	(22,674)	—
Dividends	—	—	—	—	(32,534)	—	(19)	(32,553)	—
Balance at September 30, 2018	$540	$87	$142	$90,609	$38,678	$(1,624)	$8,456	$136,888	$30,681

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Nine months ended September 30, 2019
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2019	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	34,349
Net income	—	—	—	—	111,983	—	57,660	169,643	2,360
Other comprehensive income - foreign currency translation	—	—	—	—	—	(488)	(174)	(662)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,455)	—	(46)	2,501	—	—
Amortization of equity-based compensation	—	—	—	24,968	—	—	9,431	34,399	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,338	—	—	—	2,338	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(19)	—	—	—	(19)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,470)	—	—	(607)	(2,078)	—
Exchange of subsidiary equity	13	(8)	(5)	—	—	—	—	—	—
Capital Contributions, net	—	—	—	—	—	—	—	—	2,324
Distributions	—	—	—	—	—	—	(70,152)	(70,152)	—
Dividends	—	—	—	(37,353)	(113,848)	—	(109)	(151,310)	—
Balance at September 30, 2019	$563	$78	$137	$83,552	$36,752	$(2,429)	$3,993	$122,646	$39,033

Nine months ended September 30, 2018
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2018	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	62,581
Net income	—	—	—	—	125,798	—	73,380	199,178	6,848
Other comprehensive income - foreign currency translation	—	—	—	—	—	(447)	(171)	(618)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,758)	—	(44)	3,802	—	—
Amortization of equity-based compensation	—	—	—	29,701	—	—	12,625	42,326	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,199	—	—	—	4,199	—
Issuance of Class A common stock, net of issuance costs	6	—	—	21,284	—	—	—	21,290	—
Forfeitures and employee/partner terminations	5	(20)	15	—	—	—	—	—	—
Issuance of restricted stock awards	15	—	—	(15)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(1,742)	—	—	(820)	(2,564)	—
Exchange of subsidiary equity	11	(6)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital Contributions, net	—	—	—	—	—	—	—	—	40,883
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(79,631)
Distributions	—	—	—	—	—	—	(78,418)	(78,418)	—
Dividends	—	—	—	(85,498)	(49,608)	—	(84)	(135,190)	—
Balance at September 30, 2018	$540	$87	$142	$90,609	$38,678	$(1,624)	$8,456	$136,888	$30,681
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income before noncontrolling interests	$172,003	$206,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,567	4,257
Deferred income taxes	(218)	19,468
Asset impairment	2,107	—
Noncash lease expense	1,668	1,522
Net (gain) loss on unconsolidated seed investment securities	(3,374)	(1,592)
Net (gain) loss on the tax receivable agreements	19,557	(251)
Loss on disposal of property and equipment	131	11
Amortization of debt issuance costs	345	343
Share-based compensation	34,399	42,326
Net investment (gain) loss of consolidated investment products	(5,008)	(9,464)
Purchase of investments by consolidated investment products	(94,252)	(602,736)
Proceeds from sale of investments by consolidated investment products	53,186	579,599
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(23,623)	(126)
Prepaid expenses and other assets	(5)	(883)
Accounts payable and accrued expenses	70,708	78,506
Net change in operating assets and liabilities of consolidated investment products	29,392	11,241
Net cash provided by operating activities	261,583	328,247
Cash flows from investing activities
Acquisition of property and equipment	(2,958)	(1,598)
Leasehold improvements	(13,702)	(7,267)
Purchase of investment securities	(10)	(250)
Net cash used in investing activities	(16,670)	(9,115)
Cash flows from financing activities
Partnership distributions	(70,152)	(78,418)
Dividends paid	(151,310)	(135,190)
Payment of debt issuance costs	(308)	—
Proceeds from issuance of notes payable	50,000	—
Principal payments on notes payable	(50,000)	—
Payment under the tax receivable agreements	(24,998)	(36,111)
Net proceeds from issuance of common stock	—	21,478
Payment of costs directly associated with the issuance of Class A common stock	—	(166)
Purchase of equity and subsidiary equity	—	(21,478)
Taxes paid related to employee net share settlement	(2,078)	(2,564)
Capital contributions to consolidated investment products, net	2,324	40,883
Net cash used in financing activities	(246,522)	(211,566)
Net increase (decrease) in cash and cash equivalents	(1,609)	107,566
Net cash impact of deconsolidation of CIPs	—	(39,759)
Cash, cash equivalents and restricted cash
Beginning of period	175,535	159,796
End of period	$173,926	$227,603
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$169,558	$211,431
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	3,739	15,543
Cash, cash equivalents and restricted cash	$173,926	$227,603
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$34,022	$24,123
Establishment of amounts payable under tax receivable agreements	29,368	19,683
Operating lease assets obtained in exchange for operating lease liabilities	3,606	—

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2019, APAM held approximately 72% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC, controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to traditional separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”), Artisan Partners Global Funds plc (“Artisan Global Funds”), and Artisan sponsored private funds (“Artisan Private Funds”). Artisan Funds are a series of open-end, diversified mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of September 30, 2019, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2019
In February 2016, the FASB issued ASU 2016-02, Leases, which introduced a lessee model that brings most leases on the balance sheet. The Company adopted the new standard on January 1, 2019, using the modified retrospective transition method that does not adjust comparative periods. The adoption had no impact on previously reported results, and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. In accordance with the adoption of the new lease standard, the Company recorded operating lease assets and operating lease liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition. The adoption of ASU 2016-02 had no impact on the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2019, and did not impact operating, financing or investing cash flows in the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2019.
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

	As of September 30, 2019	As of December 31, 2018
Investments in equity securities	$7,268	$5,857
Investments in equity securities accounted for under the equity method	15,170	12,252
Total investment securities	$22,438	$18,109

Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. The table below presents the net investment income activity related to these investment securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains (losses) recognized on investment securities	$651	$967	$3,374	$1,592
Less: Net realized gains (losses) recognized on investment securities sold during the period	$—	$—	$—	$—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$651	$967	$3,374	$1,592

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
In accordance with ASC 820, fair value is defined as the price that Artisan would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment. The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:
•Level 1 – Observable inputs such as quoted (unadjusted) market prices in active markets for identical securities.
•Level 2 – Other significant observable inputs (including but not limited to quoted prices for similar instruments, interest rates, prepayment speeds, credit risk, etc.).
•Level 3 – Significant unobservable inputs (including Artisan’s own assumptions in determining fair value).
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2019 and December 31, 2018:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2019
Assets
Money market funds	$64,601	$—	$64,601	$—	$—
Equity securities	22,438	13,991	8,447	—	—

December 31, 2018
Assets
Money market funds	$57,790	$—	$57,790	$—	$—
Equity securities	18,109	12,252	5,857	—	—
Fair values determined based on Level 1 inputs utilize quoted market prices for identical assets. Level 1 assets generally consist of money market funds, open-end mutual funds and UCITS funds. Equity securities without a fair value level consist of the Company’s investments in Artisan Private Funds, which are measured at the underlying fund’s net asset value (“NAV”), using the ASC 820 practical expedient. The NAV is provided by the fund and is derived from the fair values of the underlying investments as of the reporting date. Cash maintained in demand deposit accounts is excluded from the table above.

Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2019 and December 31, 2018:

	Maturity	As of September 30, 2019	As of December 31, 2018	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	$—	NA
Senior notes
Series B	August 2019	—	50,000	5.32%
Series C	August 2022	90,000	90,000	5.82%
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	—	4.53%
Total borrowings		$200,000	$200,000
The fair value of borrowings was approximately $203.2 million as of September 30, 2019. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
On August 16, 2019, Holdings issued $50 million of 4.53% Series E senior notes and used the proceeds to repay the $50 million of 5.32% Series B senior notes that matured on August 16, 2019.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.6 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively, and $7.9 million and $8.0 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2019	$—
2020	—
2021	—
2022	90,000
2023	—
Thereafter	110,000
Total	$200,000

Note 6. Variable Interest Entities and Consolidated Investment Products
Artisan serves as the investment adviser for various types of investment products, consisting of both VIEs and VOEs. Artisan consolidates an investment product if it has a controlling financial interest in the entity. Any such entities are collectively referred to herein as consolidated investment products or CIPs.
As of September 30, 2019, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund. As of September 30, 2019, the aggregate amount of Artisan’s direct equity investment in the consolidated investment products was $31.5 million.
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

During the nine months ended September 30, 2019, the Company determined that it no longer had a controlling financial interest in one sub-fund of Artisan Global Funds as a result of third party capital contributions. Upon loss of control, the VIE was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition. There was no net impact to the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2019. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value. Artisan’s $0.9 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
As of September 30, 2019, Artisan held direct equity investments of $15.2 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2019 and December 31, 2018:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2019
Assets
Money market funds	$2,844	$2,844	$—	$—
Equity securities - long position	7,281	7,281	—	—
Fixed income instruments - long position	85,883	—	85,883	—
Derivative assets	129	35	94	—

Liabilities
Fixed income instruments - short position	5,476	—	5,476	—
Derivative liabilities	20	—	20	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets
Money market funds	$13,141	$13,141	$—	$—
Equity securities - long position	7,817	7,196	—	621
Fixed income instruments - long position	57,621	—	57,621	—
Derivative assets	735	—	735	—

Liabilities
Fixed income instruments - short position	16,567	—	16,567	—
Derivative liabilities	338	—	338	—
CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of September 30, 2019	As of December 31, 2018
Net CIP assets included in the table above	$90,641	$62,409
Net CIP assets/(liabilities) not included in the table above	(20,096)	2,156
Total Net CIP assets	70,545	64,565
Less: redeemable noncontrolling interest	39,033	34,349
Artisan’s direct equity investment in CIPs	$31,512	$30,216

Note 7. Noncontrolling interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2019, APAM held approximately 72% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2019, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2018	54,071,188	22,871,684	76,942,872	70%
Holdings Common Unit Exchanges	1,330,432	(1,330,432)	—	1%
Issuance of APAM Restricted Shares	959,000	—	959,000	1%
Restricted Share Award Net Share Settlement (1)	(82,729)	—	(82,729)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(16,865)	—	(16,865)	—%
Balance at September 30, 2019	56,261,026	21,541,252	77,802,278	72%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Nine Months Ended September 30,
	2019	2018
Additional paid-in capital	$(2,455)	$(3,758)
Noncontrolling interests - Artisan Partners Holdings	2,501	3,802
Accumulated other comprehensive income (loss)	(46)	(44)
Net impact to financial condition	—	—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.6 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of September 30, 2019 and December 31, 2018, respectively:

		Outstanding
	Authorized	As of September 30, 2019	As of December 31, 2018	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	56,261,026	54,071,188	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	7,853,364	8,645,249	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	13,687,888	14,226,435	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2019, Artisan’s employees held 4,899,524 restricted shares of Class A common stock and all 7,853,364 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2019 and 2018:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Quarterly	Class A Common	$0.60	$0.60	$1.71	$1.80
Special Annual	Class A Common	$—	$—	$1.03	$0.79

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2019:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2018	76,942,872	54,071,188	8,645,249	14,226,435
Holdings Common Unit Exchanges	—	1,330,432	(791,885)	(538,547)
Restricted Share Award Grants	959,000	959,000	—	—
Restricted Share Award Net Share Settlement	(82,729)	(82,729)	—	—
Employee-Partner Terminations	(16,865)	(16,865)	—	—
Balance at September 30, 2019	77,802,278	56,261,026	7,853,364	13,687,888

(1) There were 297,891 and 246,581 restricted stock units outstanding at September 30, 2019 and December 31, 2018, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2019 and 2018, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Holdings Partnership Distributions to Limited Partners	$21,828	$22,674	$70,152	$78,418
Holdings Partnership Distributions to APAM	53,423	49,839	166,307	162,748
Total Holdings Partnership Distributions	$75,251	$72,513	$236,459	$241,166
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees
Artisan Funds	$115,926	$125,392	$334,131	$375,730
Artisan Global Funds	8,062	9,090	24,234	26,554
Separate accounts(1)	78,818	78,256	227,705	232,449
Performance fees
Separate accounts(1)	155	50	4,580	2,359
Total revenues(2)	$202,961	$212,788	$590,650	$637,092

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
The following table presents the balances of receivables related to contracts with customers:

	As of September 30, 2019	As of December 31, 2018
Customer
Artisan Funds	$6,280	$5,418
Artisan Global Funds	3,143	417
Separate accounts	70,595	59,787
Total receivables from contracts with customers	$80,018	$65,622
Non-customer receivables	11,295	2,069
Accounts receivable	$91,313	$67,691
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of September 30, 2019 or December 31, 2018.

Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Salaries, incentive compensation and benefits (1)	$89,969	$90,097	$267,198	$273,057
Restricted share-based award compensation expense	9,878	12,644	33,417	41,652
Total compensation and benefits	$99,847	$102,741	$300,615	$314,709

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
Unvested awards are subject to forfeiture. Grantees receiving the awards are entitled to dividends on unvested and vested shares and units. 5,600,864 shares of Class A common stock were reserved and available for issuance under the Plan as of September 30, 2019.
During the nine months ended September 30, 2019, Artisan granted 959,000 restricted stock awards and 4,000 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2019 grant is expected to be approximately $22.1 million. Compensation expense related to the restricted share-based awards is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards.
The Company’s accounting policy is to record the impact of forfeitures when they occur. The following table summarizes the restricted share-based award activity for the nine months ended September 30, 2019:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2019	$38.04	4,678,457
Granted	22.92	963,000
Forfeited	34.86	(16,865)
Vested	39.21	(617,943)
Unvested at September 30, 2019	$35.00	5,006,649
The unrecognized compensation expense for the unvested awards as of September 30, 2019 was $90.7 million with a weighted average recognition period of 3.3 years remaining.

During the nine months ended September 30, 2019, the Company withheld a total of 82,729 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $2.1 million in employee tax withholding obligations related to these settlements during the nine months ended September 30, 2019. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2019, approximately 31% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards, net of higher tax expense related to the vesting of restricted share-based awards.
The effective tax rate was also reduced in the three and nine months ended September 30, 2019, due to the remeasurement of existing deferred tax assets resulting from an increase in Artisan’s U.S. state deferred income tax rates. The effective rate was also impacted by unrecognized tax benefits recorded during the three and nine months ended September 30, 2019.
APAM’s effective tax rate was 7.3% and 15.7% for the nine months ended September 30, 2019 and 2018, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Current:
Federal	$4,401	$6,823	$8,787	$15,561
State and local	3,348	1,453	4,663	3,048
Foreign	111	135	339	367
Total	7,860	8,411	13,789	18,976
Deferred:
Federal	2,315	5,148	15,717	17,397
State and local	(17,530)	613	(15,935)	2,071
Total	(15,215)	5,761	(218)	19,468
Income tax expense (benefit)	$(7,355)	$14,172	$13,571	$38,444
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2019 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2018	$404,715	$369,355
2019 Holdings Common Unit Exchanges	11,542	9,811
Amortization	(23,856)	—
Payments under TRA	—	(24,998)
Change in estimate	21,873	19,557
September 30, 2019	$414,274	$373,725
Net deferred tax assets comprise the following:

	As of September 30, 2019	As of December 31, 2018
Deferred tax assets:
Amortizable basis (1)	$414,274	$404,715
Other (2)	27,220	24,413
Total deferred tax assets	441,494	429,128
Less: valuation allowance (3)	—	—
Net deferred tax assets	$441,494	$429,128

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. As of September 30, 2019, Artisan recorded a liability of $2.0 million for gross unrecognized tax benefits. If recognized, $1.6 million of the benefits would impact the effective tax rate, net of federal tax benefits. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. The Company had no unrecognized tax benefits as of December 31, 2018.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of September 30, 2019, Artisan had $0.3 million accrued for interest and penalties as part of the unrecognized tax benefit within accounts payable, accrued expenses, and other in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2019, U.S. federal income tax returns filed for the years 2016 through 2018 are open and therefore subject to examination. State, local, and foreign tax returns filed are generally subject to examination from 2015 to 2018.

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
The computation of basic and diluted earnings per share under the two-class method for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2019	2018	2019	2018
Numerator:
Net income attributable to APAM	$41,256	$42,518	$111,983	$125,798
Less: Allocation to participating securities	4,494	4,628	16,521	15,475
Net income available to common stockholders	$36,762	$37,890	$95,462	$110,323
Denominator:
Weighted average shares outstanding	51,448,938	49,399,553	50,950,618	48,607,837
Earnings per share	$0.71	$0.77	$1.87	$2.27
Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three and nine months ended September 30, 2019 and 2018. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2019	2018	2019	2018
Holdings limited partnership units	21,594,086	22,951,357	21,958,470	23,505,920
Unvested restricted share-based awards	5,060,127	4,847,786	5,033,331	4,859,526
Total	26,654,213	27,799,143	26,991,801	28,365,446

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
Operating lease expense was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation and benefits	$128	$117	$388	$350
Occupancy (1)	3,736	3,739	12,801	9,793
Communication and technology	82	89	234	251
Sublease income	(143)	—	(143)	—
Total operating lease expense	$3,803	$3,945	$13,280	$10,394

(1) Occupancy includes a $1.5 million charge related to the abandonment of a leased office space during the nine months ended September 30, 2019, as discussed below.
During the nine months ended September 30, 2019, the Company recognized an asset impairment loss of $2.1 million related to the abandonment of a leased office location. The loss is recorded in occupancy expense based on the present value of expected future cash flows and consists of a $1.5 million lease asset impairment and a $0.6 million property impairment.
The table below presents the maturity of operating lease liabilities:

As of September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$3,955
2020	16,167
2021	16,294
2022	14,802
2023	13,245
Thereafter	60,495
Total undiscounted lease payments	$124,958
Adjustment to discount to present value	(22,112)
Total operating lease liabilities	$102,846
As of September 30, 2019, there were not any leases that were signed but not yet commenced, and none of the options to extend lease terms were reasonably certain of being exercised.
Other information related to leases was as follows:

For the Nine Months Ended September 30, 2019
Weighted average discount rate	4.7%
Weighted average remaining lease term	8.3 years
Operating cash flows for operating leases	$10,423

At December 31, 2018, the aggregate future minimum payments for leases for each of the following five years and thereafter are as follows:

As of December 31, 2018
2019	$14,123
2020	15,340
2021	15,215
2022	13,748
2023	12,378
Thereafter	57,185
Total undiscounted lease payments	$127,989

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
Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2019	2018	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$116,040	$125,486	$334,445	$376,066
Fee waivers / expense reimbursements	$114	$94	$314	$336
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

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2019	2018	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$8,148	$9,109	$24,416	$26,600
Elimination of management fees from consolidated investment products(1)	(17)	(19)	(49)	(45)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	8,131	9,090	24,367	26,555

Fee waivers / expense reimbursements	$162	$146	$330	$287
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(93)	(146)	(197)	(286)
Consolidated fee waivers / expense reimbursements	69	—	133	1

(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.
Affiliate transactions—Artisan Private Funds
Pursuant to written agreements, Artisan serves as the investment manager, and acts as the general partner, for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee and for certain funds is entitled to receive either an allocation of profits or a performance-based fee. In addition, for a period of time following the formation of each private fund, Artisan has agreed to reimburse the fund to the extent that expenses, excluding Artisan’s management fee, incentive fee and transaction related costs, exceed certain levels, which range from 0.10% to 1.00% per annum of the net assets of the fund. Artisan may also voluntarily waive fees or reimburse the funds for other expenses.
Artisan and certain related parties, including employees, officers and members of the Company’s board have invested in one or more of the funds and currently do not pay a management fee, incentive fee or incentive allocation.
Fees for managing the privately offered funds and amounts reimbursed to the privately offered funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Private Funds	2019	2018	2019	2018
Investment management fees (Gross of fee waivers/expense reimbursements)	$775	$210	$2,044	$441
Elimination of management fees from consolidated investment products(1)	(42)	(18)	(124)	(249)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	733	192	1,920	192

Fee waivers / expense reimbursements	$42	$74	$124	$148
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(14)	(74)	(96)	(148)
Consolidated fee waivers / expense reimbursements	28	—	28	—

(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective October 29, 2019, a distribution by Artisan Partners Holdings of $25.5 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective October 29, 2019, a quarterly dividend of $0.65 per share of Class A common stock. The APAM dividend is payable on November 29, 2019, to shareholders of record as of November 15, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of September 30, 2019, our nine autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2019, approximately 79% of our assets under management were managed for clients and investors domiciled in the U.S. and 21% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
During the third quarter of 2019, our assets under management declined to $112.5 billion, a decrease of $1.3 billion, or 1%, compared to $113.8 billion at June 30, 2019, as a result of $0.7 billion of net client cash outflows and $0.6 billion in market depreciation. Average assets under management for the September 2019 quarter were $113.0 billion, a decrease of 3% from the average of $116.2 billion for the September 2018 quarter.
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
Revenues were $202.9 million for the three months ended September 30, 2019, a 5% decrease from revenues of $212.8 million for the three months ended September 30, 2018. Operating margin was 37.2% for the three months ended September 30, 2019, compared to 38.5% for the three months ended September 30, 2018. During the quarter, we declared and paid a quarterly dividend of $0.60 per share of Class A common stock.
During the September 2019 quarter, the Company's deferred tax rate increased as a result of a change in estimated state income tax expense. The higher deferred tax rate increased deferred tax assets by $23.0 million with a corresponding decrease to the provision for income taxes. The remeasurement of deferred tax assets also resulted in a $19.6 million increase to the amounts payable under the tax receivable agreements with a corresponding increase to non-operating expense. The Company's statutory corporate tax rate and adjusted effective tax rate for the current year increased from 23.5% to 24.1%.
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
Our employees and other limited partners of Holdings held approximately 28% of the equity interests in Holdings as of September 30, 2019. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.

2019 Holdings Unit Exchanges
During the nine months ended September 30, 2019, certain limited partners of Holdings exchanged 1,330,432 common units (along with a corresponding number of shares of Class B or C common stock of APAM) for 1,330,432 shares of Class A common stock. In connection with the exchanges, APAM received 1,330,432 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 70% at December 31, 2018 to 72% at September 30, 2019, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
S&P 500 total returns	1.7%	7.7%	20.6%	10.6%
MSCI All Country World total returns	0.0%	4.3%	16.2%	3.8%
MSCI EAFE total returns	(1.1)%	1.4%	12.8%	(1.4)%
Russell Midcap® total returns	0.5%	5.0%	21.9%	7.5%
MSCI Emerging Markets Index	(4.2)%	(1.1)%	5.9%	(7.7)%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	1.2%	2.4%	11.5%	2.5%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	(unaudited; dollars in millions)
Assets under management at period end	$112,492		$116,573		$112,492		$116,573
Average assets under management (1)	$113,027		$116,221		$109,407		$116,769
Net client cash flows	$(727)		$(1,545)		$(2,342)		$(2,487)
Total revenues	$202.9		$212.8		$590.6		$637.1
Weighted average fee (2)	71.3	bps	72.7	bps	72.2	bps	73.0	bps
Operating margin	37.2%		38.5%		34.6%		37.8%

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

The amount and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among others:
•investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;
•flows of client assets into and out of our various strategies and investment vehicles;
•our decision to close strategies or limit the growth of assets in a strategy or a vehicle when we believe it is in the best interest of our clients; as well as our decision to re-open strategies, in part or entirely;
•our ability to attract and retain qualified investment, management, and marketing and client service professionals;
•industry trends towards products, strategies, vehicles, or services that we do not offer;
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.
The table below sets forth changes in our total assets under management:

	For the Three Months Ended September 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Beginning assets under management	$113,843	$114,190	$(347)	(0.3)%
Gross client cash inflows	4,201	3,642	559	15.3%
Gross client cash outflows	(4,928)	(5,187)	259	5.0%
Net client cash flows	(727)	(1,545)	818	52.9%
Market appreciation (depreciation) (1)	(624)	3,928	(4,552)	(115.9)%
Ending assets under management	$112,492	$116,573	$(4,081)	(3.5)%
Average assets under management	$113,027	$116,221	$(3,194)	(2.7)%

(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

	For the Nine Months Ended September 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Beginning assets under management	$96,224	$115,494	$(19,270)	(16.7)%
Gross client cash inflows	13,616	13,755	(139)	(1.0)%
Gross client cash outflows	(15,958)	(16,242)	284	1.7%
Net client cash flows	(2,342)	(2,487)	145	5.8%
Market appreciation (depreciation) (1)	18,610	3,566	15,044	421.9%
Ending assets under management	$112,492	$116,573	$(4,081)	(3.5)%
Average assets under management	$109,407	$116,769	$(7,362)	(6.3)%

(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During the quarter, ten of our seventeen strategies had aggregate net inflows, totaling $1.1 billion of net inflows. These net inflows were offset by $1.8 billion in aggregate net outflows from the rest of our strategies, including the Non-U.S. Growth, U.S. Mid-Cap Growth, and U.S. Mid-Cap Value strategies, where we expect net outflows to continue in the near term.
During the quarter, our AUM decreased by $1.3 billion due to $0.7 billion of net client cash outflows and $0.6 billion in market depreciation. Over the long-term, we expect investment performance to generate the majority of our AUM growth, which has been our historical experience.

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
In November 2019 we expect the Artisan Funds will make their annual income and capital gain distributions. Based on our current estimates and assumptions, we expect this year's distributions to result in approximately $450 million of net client cash outflows from investors who choose not to reinvest their dividends. In November 2018 those distributions resulted in approximately $852 million of net client cash outflows. The November 2019 distribution (estimates of which we expect Artisan funds will disclose in advance of the record date) may cause increased mutual fund redemptions.
The table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2019. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 11% of our assets under management at September 30, 2019, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$17,775	5.96%	13.00%	11.83%	14.69%	10.63%	573
MSCI All Country World Index			1.38%	9.71%	6.65%	8.34%	4.90%
Global Discovery Strategy	9/1/2017	$723	9.35%				15.73%	949
MSCI All Country World Index			1.38%				6.24%
U.S. Mid-Cap Growth Strategy	4/1/1997	$10,716	6.47%	14.05%	11.11%	14.90%	15.01%	483
Russell Midcap® Index			3.19%	10.69%	9.10%	13.06%	10.18%
Russell Midcap® Growth Index			5.20%	14.50%	11.11%	14.07%	9.38%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,140	3.27%	17.45%	15.35%	16.26%	11.05%	213
Russell 2000® Index			(8.89)%	8.23%	8.18%	11.19%	8.92%
Russell 2000® Growth Index			(9.63)%	9.79%	9.07%	12.24%	7.58%
Global Equity Team
Global Equity Strategy	4/1/2010	$1,820	8.12%	15.53%	11.28%		12.83%	490
MSCI All Country World Index			1.38%	9.71%	6.65%		7.93%
Non-U.S. Growth Strategy	1/1/1996	$22,689	7.52%	10.02%	5.34%	8.06%	10.13%	552
MSCI EAFE Index			(1.34)%	6.48%	3.27%	4.90%	4.61%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$1,727					21.86%	1,090
MSCI All Country World Index Ex USA Small Mid Cap							10.96%
U.S. Value Team
Value Equity Strategy	7/1/2005	$2,633	(0.65)%	9.17%	7.74%	11.17%	8.15%	(80)
Russell 1000® Index			3.87%	13.19%	10.61%	13.22%	8.95%
Russell 1000® Value Index			4.00%	9.43%	7.79%	11.46%	7.37%
U.S. Mid-Cap Value Strategy	4/1/1999	$4,346	(1.38)%	8.03%	6.15%	10.93%	12.46%	313
Russell Midcap® Index			3.19%	10.69%	9.10%	13.06%	9.33%
Russell Midcap® Value Index			1.60%	7.82%	7.55%	12.28%	9.54%
International Value Team
Non-U.S. Value Strategy	7/1/2002	$20,394	1.59%	7.07%	5.48%	9.64%	11.49%	562
MSCI EAFE Index			(1.34)%	6.48%	3.27%	4.90%	5.87%
Global Value Team
Global Value Strategy	7/1/2007	$18,207	0.64%	8.98%	7.24%	11.59%	8.18%	383
MSCI All Country World Index			1.38%	9.71%	6.65%	8.34%	4.35%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$211	3.33%	8.78%	6.04%	3.92%	5.48%	78
MSCI Emerging Markets Index			(2.02)%	5.97%	2.33%	3.37%	4.70%
Credit Team
High Income Strategy	4/1/2014	$3,780	5.83%	7.52%	7.53%		7.28%	231
ICE BofAML US High Yield Master II Total Return Index			6.30%	6.07%	5.36%		4.97%
Developing World Team
Developing World Strategy	7/1/2015	$2,778	21.82%	11.42%			9.52%	637
MSCI Emerging Markets Index			(2.02)%	5.97%			3.15%
Thematic Team
Thematic Strategy	5/1/2017	$1,046	13.67%				27.54%	1,571
S&P 500 Market Index (Total Return)			4.25%				11.83%
Other Assets Under Management [2]		$507
Total Assets Under Management		$112,492

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

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
September 30, 2019		(unaudited; in millions)
Beginning assets under management	$33,018	$26,592	$7,180	$20,178	$18,863	$202	$3,735	$2,839	$1,236	$113,843
Gross client cash inflows	1,041	716	117	1,015	283	19	531	222	257	4,201
Gross client cash outflows	(1,281)	(1,153)	(331)	(682)	(795)	(4)	(485)	(157)	(40)	(4,928)
Net client cash flows	(240)	(437)	(214)	333	(512)	15	46	65	217	(727)
Market appreciation (depreciation)	(424)	81	13	(117)	(144)	(6)	62	(126)	37	(624)
Ending assets under management	$32,354	$26,236	$6,979	$20,394	$18,207	$211	$3,843	$2,778	$1,490	$112,492
Average assets under management	$33,152	$26,348	$7,007	$19,982	$18,291	$199	$3,851	$2,820	$1,377	$113,027
September 30, 2018
Beginning assets under management	$31,089	$28,064	$8,308	$21,016	$19,751	$197	$3,072	2,506	$187	$114,190
Gross client cash inflows	1,289	464	317	699	357	6	285	107	118	3,642
Gross client cash outflows	(1,549)	(1,451)	(515)	(781)	(557)	(5)	(134)	(190)	(5)	(5,187)
Net client cash flows	(260)	(987)	(198)	(82)	(200)	1	151	(83)	113	(1,545)
Market appreciation (depreciation)	1,960	825	254	255	698	(5)	68	(141)	14	3,928
Ending assets under management	$32,789	$27,902	$8,364	$21,189	$20,249	$193	$3,291	2,282	314	$116,573
Average assets under management	$32,098	$28,190	$8,475	$21,219	$20,231	$195	$3,174	2,390	$249	$116,221

		By Investment Team
Nine Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
September 30, 2019		(unaudited; in millions)
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	3,278	2,789	397	3,007	807	26	1,492	1,000	820	13,616
Gross client cash outflows	(4,048)	(4,075)	(1,167)	(2,779)	(2,227)	(11)	(846)	(692)	(113)	(15,958)
Net client cash flows	(770)	(1,286)	(770)	228	(1,420)	15	646	308	707	(2,342)
Market appreciation (depreciation)	6,873	4,555	1,172	2,485	2,514	17	337	477	180	18,610
Ending assets under management	$32,354	$26,236	$6,979	$20,394	$18,207	$211	$3,843	$2,778	$1,490	$112,492
Average assets under management	$31,387	$25,344	$7,092	$19,762	$18,471	$197	$3,533	$2,502	$1,119	$109,407
September 30, 2018
Beginning assets under management	$30,628	$29,235	$8,765	$21,757	$19,930	$282	$2,554	2,253	$90	$115,494
Gross client cash inflows	3,873	2,554	852	2,350	1,955	23	1,205	733	210	13,755
Gross client cash outflows	(5,638)	(4,326)	(1,591)	(1,949)	(1,679)	(90)	(580)	(376)	(13)	(16,242)
Net client cash flows	(1,765)	(1,772)	(739)	401	276	(67)	625	357	197	(2,487)
Market appreciation (depreciation)	3,926	439	338	(968)	42	(22)	112	(328)	27	3,566
Ending assets under management	$32,789	$27,902	$8,364	$21,190	$20,248	$193	$3,291	2,282	314	$116,573
Average assets under management	$31,732	$28,885	$8,460	$21,572	$20,360	$255	$2,874	2,456	$175	$116,769
The goal of our marketing, distribution and client services efforts is to grow and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of September 30, 2019		As of September 30, 2018
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$74,800	66.5%	$75,824	65.1%
Intermediary	32,827	29.2%	35,817	30.7%
Retail	4,865	4.3%	4,932	4.2%
Ending Assets Under Management	$112,492	100.0%	$116,573	100.0%

(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 12% of our total assets under management as of September 30, 2019.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2019	(unaudited; in millions)
Beginning assets under management	$54,095	$59,748	$113,843
Gross client cash inflows	3,109	1,092	4,201
Gross client cash outflows	(3,356)	(1,572)	(4,928)
Net client cash flows	(247)	(480)	(727)
Market appreciation (depreciation)	(404)	(220)	(624)
Net transfers (1)	(41)	41	—
Ending assets under management	$53,403	$59,089	$112,492
Average assets under management	$53,796	$59,231	$113,027
September 30, 2018
Beginning assets under management	$57,409	$56,781	$114,190
Gross client cash inflows	2,453	1,189	3,642
Gross client cash outflows	(3,657)	(1,530)	(5,187)
Net client cash flows	(1,204)	(341)	(1,545)
Market appreciation (depreciation)	1,711	2,217	3,928
Net transfers (1)	—	—	—
Ending assets under management	$57,916	$58,657	$116,573
Average assets under management	$58,149	$58,072	$116,221

(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2019	(unaudited; in millions)
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	9,656	3,960	13,616
Gross client cash outflows	(11,205)	(4,753)	(15,958)
Net client cash flows	(1,549)	(793)	(2,342)
Market appreciation (depreciation)	8,577	10,033	18,610
Net transfers (1)	(279)	279	—
Ending assets under management	$53,403	$59,089	$112,492
Average assets under management	$52,360	$57,047	$109,407
September 30, 2018
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	10,076	3,679	13,755
Gross client cash outflows	(10,405)	(5,837)	(16,242)
Net client cash flows	(329)	(2,158)	(2,487)
Market appreciation (depreciation)	1,150	2,416	3,566
Net transfers (1)	(254)	254	—
Ending assets under management	$57,916	$58,657	$116,573
Average assets under management	$58,480	$58,289	$116,769

(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended September 30, 2019, Compared to Three months ended September 30, 2018

	For the Three Months Ended September 30,		For the Period-to-Period
	2019	2018	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$202.9	$212.8	$(9.9)	(5)%
Operating Expenses
Total compensation and benefits	99.8	102.7	(2.9)	(3)%
Other operating expenses	27.6	28.3	(0.7)	(2)%
Total operating expenses	127.4	131.0	(3.6)	(3)%
Total operating income	75.5	81.8	(6.3)	(8)%
Non-operating income (expense)
Interest expense	(2.7)	(2.9)	0.2	7%
Other non-operating income	(17.9)	2.0	(19.9)	(995)%
Total non-operating income (expense)	(20.6)	(0.9)	(19.7)	(2,189)%
Income before income taxes	54.9	80.9	(26.0)	(32)%
Provision for income taxes	(7.3)	14.2	(21.5)	(151)%
Net income before noncontrolling interests	62.2	66.7	(4.5)	(7)%
Less: Noncontrolling interests - Artisan Partners Holdings	20.5	24.0	(3.5)	(15)%
Less: Noncontrolling interests - consolidated investment products	0.4	0.2	0.2	100%
Net income attributable to Artisan Partners Asset Management Inc.	$41.3	$42.5	$(1.2)	(3)%
Share Data
Basic and diluted earnings per share	$0.71	$0.77
Basic and diluted weighted average number of common shares outstanding	51,448,938	49,399,553
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
In addition, less than 2% of the $112.5 billion of assets under management as of September 30, 2019 have performance fee billing arrangements. The majority of AUM with performance fee billing arrangements have a measurement period ending on June 30, which could result in higher performance fee revenue recognized during the three month period ending June 30.
The decrease in revenues of $9.9 million, or 5%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was driven primarily by a $3.2 billion, or 3%, decrease in our average assets under management. The weighted average investment management fee was 71.3 basis points for the three months ended September 30, 2019 compared to 72.7 basis points for the three months ended September 30, 2018. The decrease in the weighted average fee was primarily due to an increase in the proportion of total assets managed in separate accounts.

The following table sets forth the weighted average fee, revenue and assets under management by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2019	2018	2019	2018
	(unaudited; dollars in millions)
Investment management fees	$79.0	$78.3	$123.9	$134.5
Weighted average fee	53.0 basis points	53.5 basis points	91.5 basis points	91.8 basis points
Percentage of ending AUM	53%	50%	47%	50%
Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
Operating expenses decreased $3.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily as a result of lower incentive and equity-based compensation expense, offset in part by higher salary and benefits expenses related to an increase in the number of full-time employees.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$89.9	$90.0	$(0.1)	0%
Restricted share-based award compensation expense	9.9	12.7	$(2.8)	(22)%
Total compensation and benefits	$99.8	$102.7	$(2.9)	(3)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation, and benefits was driven primarily by a $3.0 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue, partially offset by compensation expense related to additional full-time employees in 2019.
Restricted share-based award compensation expense decreased $2.8 million, as the awards that became fully amortized during 2018 and 2019 had a higher value than the awards granted in 2018 and 2019. Restricted share-based award compensation expense for all outstanding awards is expected to be $8.7 million in the December 2019 quarter. The Company expects to make the next annual equity grant in the first quarter of 2020. The amount of equity granted will vary from year to year and will be influenced by our results.
Total salaries, incentive compensation and benefits was 49% and 48% of our revenues for the three months ended September 30, 2019, and 2018, respectively.
Other operating expenses
Other operating expenses decreased $0.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in third-party distribution expense as a result of a decrease in AUM subject to those fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended September 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.9)	$0.2	(7)%
Net investment gain (loss) of consolidated investment products	0.7	0.3	$0.4	133%
Net gain (loss) on the tax receivable agreements	(19.6)	0.3	$(19.9)	(6,633)%
Other investment gain (loss)	1.0	1.4	$(0.4)	(29)%
Total non-operating income (expense)	$(20.6)	$(0.9)	$(19.7)	2,189%
Non-operating income (expense) for the three months ended September 30, 2019 includes a $19.6 million loss relating to a change in estimate of the payment obligation under the tax receivable agreements, compared to a $0.3 million gain for the three months ended September 30, 2018. The effect of changes in that estimate after the date of an exchange or sale is included in net income. The change in estimate in 2019 was due to the remeasurement of deferred tax assets relating to an increase in estimated state income tax expense.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2019 and 2018 was (13.4)% and 17.5%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 31% and 33% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2019 and 2018, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was impacted in both periods due to dividends paid on unvested restricted share-based awards, net of higher tax expense related to the vesting of restricted share-based awards.

During the three months ended September 30, 2019, the tax rate used to measure APAM’s deferred tax assets increased, which resulted in an increase to our deferred tax assets of $23.0 million with a corresponding decrease to the provision for income taxes. The tax rate used to measure deferred taxes is comprised of enacted tax rates as well as the impact of recording unrecognized tax benefits.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Nine months ended September 30, 2019, Compared to Nine months ended September 30, 2018

	For the Nine Months Ended September 30,		Period-to-Period
	2019	2018	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$590.6	$637.1	$(46.5)	(7)%
Operating Expenses
Total compensation and benefits	300.6	314.7	(14.1)	(4)%
Other operating expenses	85.9	81.7	4.2	5%
Total operating expenses	386.5	396.4	(9.9)	(2)%
Total operating income	204.1	240.7	(36.6)	(15)%
Non-operating income (expense)
Interest expense	(8.3)	(8.5)	0.2	2%
Other non-operating income	(10.2)	12.3	(22.5)	(183)%
Total non-operating income (expense)	(18.5)	3.8	(22.3)	(587)%
Income before income taxes	185.6	244.5	(58.9)	(24)%
Provision for income taxes	13.6	38.5	(24.9)	(65)%
Net income before noncontrolling interests	172.0	206.0	(34.0)	(17)%
Less: Noncontrolling interests - Artisan Partners Holdings	57.6	73.3	(15.7)	(21)%
Less: Noncontrolling interests - consolidated investment products	2.4	6.9	(4.5)	(65)%
Net income attributable to Artisan Partners Asset Management Inc.	$112.0	$125.8	$(13.8)	(11)%
Share Data
Basic and diluted earnings per share	$1.87	$2.27
Basic and diluted weighted average number of common shares outstanding	50,950,618	48,607,837
Revenues
The decrease in revenues of $46.5 million, or 7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was driven primarily by a $7.4 billion, or 6%, decrease in our average assets under management. The weighted average investment management fee was 72.2 basis points for the nine months ended September 30, 2019 compared to 73.0 basis points for the nine months ended September 30, 2018. The decrease in the weighted average fee was primarily due to an increase in the proportion of total assets managed in separate accounts, partially offset by the positive impact of higher performance fees recognized in the current year. Performance fee revenue was $4.6 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.
The following table sets forth the weighted average fee, revenue and assets under management by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2019	2018	2019	2018
	(unaudited; dollars in millions)
Investment management fees	$232.3	$234.8	$358.3	$402.3
Weighted average fee	54.5 basis points	53.9 basis points	91.5 basis points	92.0 basis points
Percentage of ending AUM	53%	50%	47%	50%

Operating Expenses
Operating expenses decreased $9.9 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily as a result of lower incentive and equity-based compensation expense. These decreases were partially offset by increases in occupancy expense related to investment team relocations and higher salary and benefits expenses related to an increase in the number of full-time employees.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$267.2	$273.0	$(5.8)	(2)%
Restricted share-based award compensation expense	33.4	41.7	(8.3)	(20)%
Total compensation and benefits	$300.6	$314.7	$(14.1)	(4)%
(1) Excluding share-based compensation
The decrease in salaries, incentive compensation, and benefits was driven primarily by a $13.4 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue, partially offset by compensation expense related to additional full-time employees in 2019.
Restricted share-based award compensation expense decreased $8.3 million as the awards that became fully amortized during 2018 and 2019 had a higher value than the awards granted in 2018 and 2019.
Total salaries, incentive compensation and benefits was 51% and 49% of our revenues for the nine months ended September 30, 2019, and 2018, respectively.
Other operating expenses
Other operating expenses increased $4.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a $4.5 million increase in occupancy expense. The increased expense includes rent and depreciation expense for new office spaces as well as $2.1 million of accelerated rent and depreciation expense related to an exited location. Communication and technology expenses also increased $2.3 million as a result of increased IT consulting expense and additional software subscriptions. The increases were partially offset by a $3.2 million decrease in third-party distribution expense as a result of a decrease in AUM subject to those fees.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period-to-Period
	2019	2018	$	%
	(unaudited; in millions)
Interest expense	$(8.3)	$(8.5)	$0.2	(2)%
Net investment gain (loss) of consolidated investment products	5.1	9.5	$(4.4)	(46)%
Net gain (loss) on the tax receivable agreements	(19.6)	0.3	$(19.9)	(6,633)%
Other investment gain (loss)	4.3	2.5	$1.8	72%
Total non-operating income (expense)	$(18.5)	$3.8	$(22.3)	(587)%
Non-operating income (expense) for the nine months ended September 30, 2019 includes a $19.6 million loss relating to a change in estimate of the payment obligation under the tax receivable agreements, compared to a $0.3 million gain for the nine months ended September 30, 2018. The effect of changes in that estimate after the date of an exchange or sale is included in net income. The change in estimate in 2019 was due to the remeasurement of deferred tax assets relating to an increase in estimated state income tax expense.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the nine months ended September 30, 2019 and 2018 was 7.3% and 15.7%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 31% and 33% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2019 and 2018, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to dividends paid on unvested restricted share-based awards, net of higher tax expense related to the vesting of restricted share-based awards.
During the nine months ended September 30, 2019, the tax rate used to measure APAM’s deferred tax assets increased which resulted in an increase to our deferred tax assets of $23.0 million with a corresponding decrease to the provision for income taxes. The tax rate used to measure deferred taxes is comprised of enacted tax rates as well as the impact of recording unrecognized tax benefits.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) net investment gain (loss) of investment products, and (3) the remeasurement of deferred taxes. These adjustments also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) net investment gain (loss) of investment products, and (3) the remeasurement of deferred taxes. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting assumed federal, state, and local income taxes. The adjusted effective tax rate was 24.1% and 23.5% for the 2019 and 2018 periods presented, respectively. The year-to-date impact of the change in the 2019 adjusted tax rate during the September 2019 quarter from 23.5% to 24.1% is reflected in adjusted net income for the three months ended September 30, 2019 (which results in an adjusted effective tax rate of 25.1% for the quarter). The Company currently expects the 2020 adjusted effective tax rate to be in the range of 24.5% to 25.0%.
•Adjusted net income per adjusted share is calculated by dividing adjusted net income by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested Class A share-based awards and the exchange of all outstanding limited partnership units of Artisan Partners Holdings for Class A common stock of APAM on a one-for-one basis.
•Adjusted EBITDA represents adjusted net income before interest expense, income taxes, depreciation and amortization expense.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$41.3	$42.5	$112.0	$125.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	20.5	24.0	57.6	73.3
Add back: Provision for income taxes	(7.3)	14.2	13.6	38.5
Add back: Net (gain) loss on the tax receivable agreements	19.6	(0.3)	19.6	(0.3)
Add back: Net investment (gain) loss of investment products attributable to APAM	(0.9)	(1.0)	(5.8)	(3.8)
Less: Adjusted provision for income taxes	18.4	18.6	47.5	54.8
Adjusted net income (Non-GAAP)	$54.8	$60.8	$149.5	$178.7

Average shares outstanding
Class A common shares	51.4	49.4	51.0	48.6
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.1	4.8	5.0	4.9
Artisan Partners Holdings units outstanding (noncontrolling interests)	21.6	23.0	21.9	23.5
Adjusted shares	78.1	77.2	77.9	77.0

Basic and diluted earnings per share (GAAP)	$0.71	$0.77	$1.87	$2.27
Adjusted net income per adjusted share (Non-GAAP)	$0.70	$0.79	$1.92	$2.32

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$41.3	$42.5	$112.0	$125.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	20.5	24.0	57.6	73.3
Add back: Net (gain) loss on the tax receivable agreements	19.6	(0.3)	19.6	(0.3)
Add back: Net investment (gain) loss of investment products attributable to APAM	(0.9)	(1.0)	(5.8)	(3.8)
Add back: Interest expense	2.7	2.9	8.3	8.5
Add back: Provision for income taxes	(7.3)	14.2	13.6	38.5
Add back: Depreciation and amortization	1.6	1.8	5.2	4.3
Adjusted EBITDA (Non-GAAP)	$77.5	$84.1	$210.5	$246.3

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
	(unaudited; in millions)
Cash and cash equivalents	$169.6	$160.5
Accounts receivable	$91.3	$67.7
Seed investments(1)	$54.0	$48.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments includes equity investments in unconsolidated sponsored investment entities, as well as Artisan’s direct equity investments in consolidated investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2019, none of our receivables were considered uncollectable.
In August 2012, we issued $200.0 million in unsecured notes and entered into a $100.0 million five-year revolving credit facility. The notes were comprised of three series, Series A, Series B, and Series C, each with a balloon payment at maturity.
In August 2017, we issued $60 million of Series D notes and used the proceeds to repay the $60 million Series A notes that matured on August 16, 2017. We also amended and extended the $100 million revolving credit facility for an additional five-year period. The $100.0 million revolving credit facility was unused as of and for the nine months ended September 30, 2019.
On August 16, 2019, we issued $50 million of 4.53%Series E senior notes and used the proceeds to repay the $50 million of 5.32% Series B senior notes that matured on August 16, 2019.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2019.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2019 and 2018, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$21.9	$22.6	$70.2	$78.4
Holdings Partnership Distributions to APAM	$53.4	$49.9	$166.3	$162.8
Total Holdings Partnership Distributions	$75.3	$72.5	$236.5	$241.2
On October 29, 2019, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $25.5 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2019 and 2018:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Quarterly	Class A Common	$0.60	$0.60	$1.71	$1.80
Special Annual	Class A Common	$—	$—	$1.03	$0.79
Our board of directors declared, effective October 29, 2019, a variable quarterly dividend of $0.65 per share of Class A common stock with respect to the September 2019 quarter, payable on November 29, 2019 to shareholders of record as of the close of business on November 15, 2019. The variable quarterly dividend of $0.65 per share represents approximately 80% of the cash generated in the September 2019 quarter and a pro-rata portion of 2018 tax savings related to our tax receivable agreements.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special dividend. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $373.7 million liability as of September 30, 2019. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2019, we made payments of $25 million related to the TRAs. We do not intend to make any additional TRA payments in 2019. In 2020, we expect to make payments of approximately $27 million related to the TRAs.

Cash Flows

	For the Nine Months Ended September 30,
	2019	2018
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$175.5	$159.8
Net cash provided by operating activities	261.6	328.2
Net cash used in investing activities	(16.7)	(9.1)
Net cash used in financing activities	(246.5)	(211.5)
Net impact of deconsolidation of consolidated investment products	—	(39.8)
Cash, cash equivalents and restricted cash as of September 30	$173.9	$227.6
Net cash provided by operating activities decreased $66.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a decrease in operating income resulting from lower AUM and revenues as well as timing differences in working capital accounts. For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, our operating income, excluding share-based related compensation expense, decreased $44.8 million. Working capital negatively impacted operating cash flows by $30.3 million primarily due to an increase in accounts receivable and the timing of executive bonus payments.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investment activities increased $7.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $7.8 million increase in the acquisition of property and equipment and leasehold improvements related to the relocation of several investment teams.
Financing activities consist primarily of partnership distributions to noncontrolling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities increased $35.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $38.6 million decrease in contributions from noncontrolling interests in our consolidated investment products, and a $16.1 million increase in dividends paid to holders of our Class A common stock, partially offset by an $11.1 million decrease in payments of amounts owed under the TRAs and a $8.3 million decrease in distributions to limited partners.
Certain Contractual Obligations
As of September 30, 2019, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, except for the changes in the TRA liability during the year.
As described above, Holdings issued $50 million of 4.53% Series E senior notes on August 16, 2019, and used the proceeds to repay the $50 million of 5.32% Series B senior notes that matured on August 16, 2019.
As previously discussed in this report, the TRA liability increased from $369.4 million at December 31, 2018 to $373.7 million at September 30, 2019. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2019, we made payments of $25.0 million related to the TRAs. We do not intend to make any additional TRA payments in 2019. In 2020, we expect to make payments of approximately $27 million related to the TRAs.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended September 30, 2019.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
10.1
Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 6, 2019).

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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2019 and 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: October 30, 2019
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)