Form 10-K
period 2019-12-31
Artisan Partners Asset Management Inc.
filed 2020-02-18
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-35826

Artisan Partners Asset Management Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0969585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 E. Wisconsin Avenue, Suite 800 Milwaukee, WI	53202
(Address of principal executive offices)	(Zip Code)

(414) 390-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.01 par value	APAM	The New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 28, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion based on the closing price of $27.52 for one share of Class A common stock, as reported on the New York Stock Exchange on that date. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 14, 2020 were 56,450,900, 7,803,364 and 13,568,665, respectively.

Except where the context requires otherwise, in this report:
•“Artisan Funds” refers to Artisan Partners Funds, Inc., a family of Securities and Exchange Commission registered mutual funds.
•“Artisan Global Funds” refers to Artisan Partners Global Funds PLC, a family of Ireland-domiciled funds organized pursuant to the European Union’s Undertaking for Collective Investment in Transferable Securities (“UCITS”).
•“Artisan Private Funds” refers to private investment funds sponsored by Artisan.
•“client” and “clients” refer to investors who access our investment management services by investing in funds, including Artisan Funds, Artisan Global Funds, or Artisan Private Funds, or by engaging us to manage a separate account in one or more of our investment strategies (such accounts include collective investment trusts and other pooled investment vehicles for which we are investment adviser, each of which we manage on a separate account basis).
•Except where the context requires otherwise, in this report, references to the “Company”, “Artisan”, “we”, “us” or “our” refer to Artisan Partners Asset Management Inc. (“APAM”) and its direct and indirect subsidiaries, including Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”), and, for periods prior to our IPO, “Artisan,” the “company,” “we,” “us” and “our” refer to Artisan Partners Holdings and, unless the context otherwise requires, its direct and indirect subsidiaries. On March 12, 2013, APAM closed its IPO and related IPO Reorganization. Prior to that date, APAM was a subsidiary of Artisan Partners Holdings. The IPO Reorganization and IPO are described in the notes to our consolidated financial statements included in Part II of this Form 10-K.
i

•“IPO” means the initial public offering of 12,712,279 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on March 12, 2013.
•“IPO Reorganization” means the series of transactions Artisan Partners Asset Management Inc. and Artisan Partners Holdings completed on March 12, 2013, immediately prior to the IPO, in order to reorganize their capital structures in preparation for the IPO.
•“2017 Follow-On Offering” means the registered offering of 5,626,517 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on February 28, 2017.
•“2018 Follow-On Offering: means the registered offering of 644,424 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on February 27, 2018.
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
•our expectations with respect to the performance of our investment strategies;
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

Performance and Assets Under Management Information Used in this Report
We manage investments primarily through pooled investment funds and separate accounts. We serve as investment adviser to Artisan Funds, Artisan Global Funds and Artisan Private Funds. We refer to funds and other accounts that are managed by us with a broadly common investment objective and substantially in accordance with a single model account as being part of the same investment “strategy”.
We measure the results both of our individual funds and of our “composites”, which represent the aggregate performance of all discretionary client accounts, including funds, invested in the same strategy, except those accounts with respect to which we believe client-imposed investment restrictions (such as socially-based restrictions) may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these excluded accounts, which represented approximately 11% of our assets under management at December 31, 2019, are maintained in separate composites, and are not presented in this report).
The performance of accounts with investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with client restrictions and the weightings in the portfolio of other securities are correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Our assets under management in accounts with investment restrictions and non-U.S. dollar accounts represented approximately 2% and 9%, respectively, of our assets under management as of December 31, 2019. Results for any investment strategy described herein, and for different investment vehicles within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings.
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
The S&P 500 Index is a product of S&P Dow Jones Indices LLC (S&P DJI) and/or its affiliates and has been licensed for use. Copyright© 2019 S&P Dow Jones Indices LLC, a division of S&P Global, Inc. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P® is a registered trademark of S&P Global and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones). None of S&P DJI, Dow Jones, their affiliates or third party licensors makes any representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and none shall have any liability for any errors, omissions, or interruptions of any index or the data included therein.
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

In this report, we present ratings from Morningstar, Inc., for the series of Artisan Funds. The Morningstar RatingTM for funds, or "star rating", is calculated for managed products (including mutual funds, variable annuity and variable life subaccounts, exchange-traded funds, closed-end funds, and separate accounts) with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of products in each product category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. The Overall Morningstar Rating for a managed product is derived from a weighted average of the performance figures associated with its three-, five-, and 10-year (if applicable) Morningstar Rating metrics. The weights are: 100% three-year rating for 36-59 months of total returns, 60% five-year rating/40% three-year rating for 60-119 months of total returns, and 50% 10-year rating/30% five-year rating/20% three-year rating for 120 or more months of total returns. While the 10-year overall star rating formula seems to give the most weight to the 10-year period, the most recent three-year period actually has the greatest impact because it is included in all three rating periods. The ratings which form the basis for the information reflected in this report, and the fund categories in which they are rated, relating to each Fund’s Investor Share Class are: Artisan Developing World Fund—Diversified Emerging Markets; Artisan Global Equity Fund—World Large Stock; Artisan Global Opportunities Fund—World Large Stock; Artisan Global Value Fund—World Large Stock; Artisan High Income Fund—High Yield Bond; Artisan International Fund—Foreign Large Growth; Artisan International Small-Mid Fund—Foreign Small/Mid Growth; Artisan International Value Fund—Foreign Large Blend; Artisan Mid Cap Fund—Mid-Cap Growth; Artisan Mid Cap Value Fund— Mid-Cap Value; Artisan Small Cap Fund—Small Growth; Artisan Sustainable Emerging Markets Fund—Diversified Emerging Markets; and Artisan Value Fund—Large Value. Morningstar ratings are initially given on a fund’s three year track record and change monthly.
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
We use our information management systems to track our assets under management, the components of market appreciation and depreciation, and client inflows and outflows, and we believe the information set forth in this report regarding our assets under management, market appreciation and depreciation, and client inflows and outflows is accurate in all material respects. We also present information regarding the amount of our assets under management and client inflows and outflows sourced through particular investment vehicles and distribution channels. The allocation of assets under management and client flows sourced through particular distribution channels involves estimates because precise information on the sourcing of assets invested in Artisan Funds or Artisan Global Funds through intermediaries is not available on a complete or timely basis and involves the exercise of judgment because the same assets, in some cases, might fairly be said to have been sourced from more than one distribution channel. We have presented the information on our assets under management and client inflows and outflows sourced by distribution channel in the way in which we prepare and use that information in the management of our business. Non-financial data, including information about our investment performance, client cashflows, and assets under management sourced by distribution channel are not subject to our internal controls over financial reporting.
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
The following table sets forth our revenues and our ending and average assets under management for the periods noted:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Total revenues	$799	$829	$796
Ending assets under management	$121,016	$96,224	$115,494
Average assets under management	$111,023	$113,769	$108,754
Additional information regarding our revenues and our assets under management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, as well as our consolidated financial statements, which are included in Item 8 of this Form 10-K.
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
In addition to our investment teams, we have a management team that is focused on our business objectives of achieving profitable growth, expanding our investment capabilities, diversifying the sources of our assets under management, delivering superior client service, developing our investment teams into investment franchises with multiple decision-makers and investment strategies, and maintaining the firm’s fiduciary mindset and culture of compliance. Our management team supports our investment management capabilities and manages our operational infrastructure, which allows our investment professionals to focus primarily on making investment decisions and generating returns for our clients.
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
Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap and investment style. Each strategy is managed by one of the investment teams described below.

The table below sets forth total assets under management and certain performance information for our investment teams and strategies as of December 31, 2019.

Investment Team and Strategy	AUM as of December 31, 2019	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2019	Fund Rating(2) as of December 31, 2019
	(in millions)
Growth Team
Global Opportunities	19,193	February 1, 2007	570	«««««
Global Discovery	813	September 1, 2017	947	Not yet rated
U.S. Mid-Cap Growth	11,122	April 1, 1997	480	«««
U.S. Small-Cap Growth	3,665	April 1, 1995	214	«««««

Global Equity Team
Global Equity	1,922	April 1, 2010	467	««««
Non-U.S. Growth	23,675	January 1, 1996	547	«««
Non-U.S. Small-Mid Growth	2,263	January 1, 2019	1,601	«««

U.S. Value Team
Value Equity	3,016	July 1, 2005	(79)	««
U.S. Mid-Cap Value	4,386	April 1, 1999	304	««

International Value Team
Non-U.S. Value	22,000	July 1, 2002	564	««««

Global Value Team
Global Value	19,707	July 1, 2007	372	«««

Sustainable Emerging Markets Team
Sustainable Emerging Markets	234	July 1, 2006	72	«««

Credit Team
High Income	3,783	April 1, 2014	233	«««««

Developing World Team
Developing World	3,374	July 1, 2015	655	«««««

Thematic Team
Thematic	1,235	May 1, 2017	1,389	Not yet rated

Other Assets Under Management (3)	628		Not disclosed	Not applicable

Total AUM as of December 31, 2019	121,016
(1) Value-added since inception date is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed or underperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy since its inception date. Value-added for periods less than one year are not annualized. The broad-based market indices used to compute the value added since inception date for each of our strategies are as follows: Non-U.S. Growth Strategy / Non-U.S. Value Strategy-MSCI EAFE Index; Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy / Global Discovery Strategy-MSCI ACWI Index; Non-U.S. Small-Mid Growth Strategy-MSCI ACWI ex USA Small Cap Index; U.S. Mid-Cap Growth Strategy / U.S. Mid-Cap Value Strategy-Russell Midcap® Index; U.S. Small-Cap Growth Strategy-Russell 2000® Index; Value Equity Strategy-Russell 1000® Index; Developing World Strategy / Sustainable Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-ICE BofAML US High Yield Master II Total Return Index; Thematic Strategy-S&P® 500 Index. Unlike the ICE BofAML US High Yield Master II Total Return Index, the Artisan High Income strategy may hold loans and other security types. At times, this causes material differences in relative performance.

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

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	37.01%	18.75%	14.03%	15.07%	11.20%
MSCI ACWI® Index	26.60%	12.44%	8.40%	8.78%	5.50%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	44.29%	—	—	—	18.97%
MSCI ACWI® Index	26.60%	—	—	—	9.50%

U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	39.78%	18.36%	11.45%	15.11%	15.20%
Russell Midcap® Index	30.54%	12.06%	9.33%	13.19%	10.40%
Russell Midcap® Growth Index	35.47%	17.36%	11.60%	14.23%	9.65%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	41.90%	23.56%	15.42%	16.70%	11.38%
Russell 2000® Index	25.52%	8.59%	8.22%	11.82%	9.24%
Russell 2000® Growth Index	28.48%	12.49%	9.33%	13.00%	7.97%

Global Equity Team
Our Global Equity team was formed in 1996 and is primarily based in San Francisco and New York. The Global Equity team manages three investment strategies: Global Equity, Non-U.S. Growth, and Non-U.S. Small-Mid Growth.
Mark L. Yockey serves as portfolio manager of the Global Equity and Non-U.S. Growth strategies. Charles-Henri Hamker and Andrew J. Euretig are also portfolio managers of the Global Equity strategy and associate portfolio managers of the Non-U.S. Growth strategy. Rezo Kanovich serves as portfolio manager of the Non-U.S. Small-Mid Growth strategy.

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	32.84%	20.20%	12.04%	—	13.34%
MSCI ACWI® Index	26.60%	12.44%	8.40%	—	8.67%

Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	30.73%	16.05%	6.71%	8.43%	10.37%
MSCI EAFE® Index	22.01%	9.56%	5.67%	5.50%	4.90%

Non-U.S. Small-Mid Growth (January 1, 2019)
Average Annual Gross Returns	38.37%	---	---	---	38.37%
MSCI All Country World Index Ex USA Small Mid Cap (Net)	22.36%	---	---	---	22.36%

U.S. Value Team
Our U.S. Value team, which was formed in 1997 and is based in Atlanta and Chicago, manages two investment strategies: Value Equity and U.S. Mid-Cap Value. James C. Kieffer, Thomas A. Reynolds, Daniel L. Kane, and Craig Inman are the portfolio managers for both strategies.

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	31.39%	9.86%	9.62%	11.34%	8.64%
Russell 1000® Index	31.43%	15.05%	11.48%	13.53%	9.43%
Russell 1000® Value Index	26.54%	9.68%	8.28%	11.79%	7.76%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	24.77%	7.45%	6.99%	10.76%	12.61%
Russell Midcap® Index	30.54%	12.06%	9.33%	13.19%	9.57%
Russell Midcap® Value Index	27.06%	8.10%	7.61%	12.41%	9.74%

International Value Team
Our International Value team is based in San Francisco where it manages the Non-U.S. Value strategy. N. David Samra serves as lead portfolio manager of the strategy and Ian P. McGonigle and Joseph Vari serve as co-portfolio managers.

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Value (July 1, 2002)
Average Annual Gross Returns	25.66%	10.34%	7.27%	10.25%	11.90%
MSCI EAFE® Index	22.01%	9.56%	5.67%	5.50%	6.26%

Global Value Team
Our Global Value team is primarily based in Chicago and manages the Global Value strategy. Daniel J. O'Keefe is the lead portfolio manager of the Global Value strategy and Justin V. Bandy and Michael J. McKinnon serve as co-portfolio managers. We expect that during the first quarter of 2020, the Global Value team will launch its second strategy, the Select Equity strategy.

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	25.41%	10.86%	8.28%	11.93%	8.69%
MSCI ACWI® Index	26.60%	12.44%	8.40%	8.78%	4.98%

Sustainable Emerging Markets Team
Our Sustainable Emerging Markets team, which was formed in 2006 and is based in New York, manages a single investment strategy. Maria Negrete-Gruson is the portfolio manager for the Sustainable Emerging Markets strategy.

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Sustainable Emerging Markets (July 1, 2006)
Average Annual Gross Returns	22.03%	13.91%	9.02%	4.19%	6.20%
MSCI Emerging Markets IndexSM	18.42%	11.57%	5.61%	3.68%	5.48%

Credit Team
Our Credit team, which was formed in 2014 and is based in Denver, Colorado, manages two investment strategies: High Income and Credit Opportunities. Bryan L. Krug is the portfolio manager for both strategies. Performance information for the Credit Opportunities strategy has been intentionally omitted.

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	15.09%	7.89%	8.19%	—	7.55%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index (Net)	14.41%	6.32%	6.13%	—	5.22%

Developing World Team
Our Developing World team, which was formed in 2015 and is based in San Francisco, manages a single investment strategy. Lewis S. Kaufman is the portfolio manager for the Developing World strategy.

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	43.40%	18.82%	—	—	12.11%
MSCI Emerging Markets Index	18.42%	11.57%	—	—	5.56%

Thematic Team
Our Thematic team, which was formed in 2016 and is based in New York, manages two investment strategies: Thematic and Thematic Long/Short. Chris Smith is the portfolio manager for both strategies. Performance information for the Thematic Long/Short strategy has been intentionally omitted.

	As of December 31, 2019
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Thematic (May 1, 2017)
Average Annual Gross Returns	34.10%	—	—	—	28.20%
S&P 500 Index	31.49%	—	—	—	14.31%

Distribution, Investment Products and Client Relationships
The goal of our marketing, distribution and client service efforts is to grow and maintain a client base that is diversified by investment strategy, investment vehicle (for example, across mutual funds and separate accounts), distribution channel and geographic region. We focus our distribution and marketing efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like, centralized decision-making processes and longer-term investment horizons. We have designed our distribution strategies and structured our distribution teams to use knowledgeable, seasoned marketing and client service professionals in a way intended to limit the time our investment professionals spend on marketing and client service activities. We believe that minimizing other demands allows our portfolio managers and other investment professionals to focus their energies and attention on the investment decision-making process, which we believe enhances the opportunity to achieve superior investment returns. Our distribution efforts are centrally managed by our Head of Global Distribution, who oversees and coordinates the efforts of our marketing and client service professionals.
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional channel also includes assets under management sourced from defined contribution plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2019, approximately 45% of our assets under management were attributed to clients represented by investment consultants.
As of December 31, 2019, 66% of our assets under management were sourced through our institutional channel.
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
As of December 31, 2019, approximately 30% of our assets under management were sourced through our intermediary channel.
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
As of December 31, 2019, approximately 4% of our assets under management were sourced from investors we categorize as retail investors.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and pooled vehicles. As of December 31, 2019, approximately 53% of our assets under management were in separate accounts, and Artisan Funds and Artisan Global Funds accounted for approximately 47% of our total assets under management.
Separate Accounts
We manage separate account assets within most of our investment strategies. As of December 31, 2019, we managed 211 separate accounts spanning 132 client relationships and our largest separate account relationship represented approximately 8% of our assets under management. Our separate account clients include both institutional and intermediary channel relationships. We generally require a minimum relationship of $20 million to $100 million, depending on the strategy, to manage a separate account. We also offer access to a number of our strategies through Artisan-branded collective investment trusts and through funds (both public and private) that we advise. The fees we charge on separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.
In our reporting materials, unless otherwise stated, our separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in Artisan Private Funds.

Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. We earn investment management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds. As of December 31, 2019, Artisan Funds represented approximately 44% of our assets under management.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds, which began operations in 2011, provides non-U.S. investors with access to a number of our investment strategies. We earn investment management fees, which are based on the average daily net assets of each sub-fund and are generally paid monthly, for serving as investment adviser to these funds. As of December 31, 2019, Artisan Global Funds represented approximately 3% of our assets under management.
Regulatory Environment and Compliance
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations and regulators located outside the United States. Under these laws and regulations, agencies that regulate investment advisers, investment funds and other entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from conducting business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantive expenditures and can have an adverse effect on our reputation or business.
U.S. Regulation
Artisan Partners Limited Partnership and Artisan Partners UK LLP are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, or Advisers Act, and Artisan Funds and several of the investment companies we sub-advise are registered under the Investment Company Act of 1940, or 1940 Act. The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of investment advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations of these acts, ranging from fines and censures to, in the case of investment advisers, the termination of an adviser’s registration.
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
For the year ended December 31, 2019, 59% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 57% from our advisory services to Artisan Funds. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of Artisan Funds and the investment portfolios of the funds we sub-advise, those operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” (sometimes referred to as the “independent director” requirement). The responsibilities of each fund’s board include, among other things, approving our investment management agreement with the fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates.
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

Artisan Partners Distributors LLC, our SEC-registered broker-dealer subsidiary, is subject to the rules and regulations of the Financial Industry Regulatory Authority. Artisan Partners Distributors LLC is also subject to the SEC’s Uniform Net Capital Rule and the National Securities Clearing Corporation’s excess net capital requirement, which require that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form.
Artisan Partners Limited Partnership is a fiduciary under the Employee Retirement Income Security Act of 1974 with respect to assets that we manage for benefit plan clients subject to ERISA. ERISA, regulations promulgated thereunder and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.
Non-U.S. Regulation
In addition to the extensive regulation we are subject to in the United States, a number of our subsidiaries and certain non-U.S. operations are subject to regulation in non-U.S. jurisdictions. One of our subsidiaries, Artisan Partners UK LLP, is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. Another subsidiary, Artisan Partners Europe, is authorized and regulated by the Central Bank of Ireland. In addition, Artisan Global Funds are regulated as UCITS funds under the supervision of the Central Bank of Ireland. Artisan Partners Europe has a branch office in Sweden, which is also regulated by the Central Bank of Ireland and is further subject to the regulation of the Swedish financial supervisory authority. We are also subject to regulation internationally by the Australian Securities and Investments Commission, where we operate pursuant to orders of exemption, and by various Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands, and the Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law. Our business is also subject to the rules and regulations of the countries in which we market our funds or services and conduct investment management activities, including the countries in which our investment strategies make investments.
We may become subject to additional regulatory demands in the future to the extent we expand our business in existing and new jurisdictions. See “Risk Factors—Risks Related to our Industry—We are subject to extensive, complex and sometimes overlapping rules, regulations and legal interpretations” and “Risk Factors—Risks Related to our Industry—The regulatory environment in which we operate is subject to continual change, and regulatory developments may adversely affect our business.”
Competition
In order to grow our business, we must be able to compete effectively for assets under management. We compete to attract clients and investors principally on the basis of:
•the performance of our investment strategies
•the continuity of our investment and distribution professionals
•the quality of the service we provide to our clients
•the range of investment strategies and vehicles we offer
•our brand recognition and reputation within the investing community
We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. For additional information concerning the competitive risks that we face, see “Risks Factors—Risks Related to Our Industry—The investment management industry is intensely competitive.”
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
Employees
As of December 31, 2019, we employed approximately 440 employees.
Our Structure and Reorganization
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2019, we owned approximately 73% of Artisan Partners Holdings, and the other 27% was owned by the limited partners of Artisan Partners Holdings.

IPO Reorganization
In March 2013, we completed our IPO. In connection with the IPO, we and Artisan Partners Holdings completed a series of reorganization transactions, which we refer to as the IPO Reorganization, in order to reorganize our capital structures in preparation for the IPO. The IPO Reorganization included, among other changes, the following:
•Our appointment as the sole general partner of Artisan Partners Holdings.
•The modification of our capital structure into three classes of common stock and a series of convertible preferred stock. We issued shares of our Class B common stock, Class C common stock and convertible preferred stock to pre-IPO partners of Artisan Partners Holdings. Each share of Class B common stock corresponds to a Class B common unit of Artisan Partners Holdings. Each share of Class C common stock corresponds to either a Class A, Class D or Class E common unit of Artisan Partners Holdings. Subject to certain restrictions, each common unit of Artisan Partners Holdings (together with the corresponding share of Class B or Class C common stock) is exchangeable for a share of our Class A common stock.
•A corporation (“H&F Corp”) merged with and into Artisan Partners Asset Management, which we refer to in this document as the H&F Corp Merger. As consideration for the merger, the shareholder of H&F Corp received shares of our convertible preferred stock, contingent value rights, or CVRs, issued by Artisan Partners Asset Management and the right to receive an amount of cash. In November 2013, the CVRs issued by Artisan Partners Asset Management were terminated with no amounts paid or payable thereunder. In June 2014, the shareholder of H&F Corp converted all of its then-remaining shares of convertible preferred stock into shares of Class A common stock and sold those shares. We no longer have any outstanding shares of convertible preferred stock, and Artisan Partners Holdings no longer has any outstanding preferred units.
•The voting and certain other rights of each class of limited partnership units of Artisan Partners Holdings were modified. In addition, Artisan Partners Holdings separately issued CVRs to the holders of the preferred units. In November 2013, the CVRs issued by Artisan Partners Holdings were terminated with no amounts paid or payable thereunder.
•We entered into two tax receivable agreements (“TRAs”), one with a private equity fund (the “Pre-H&F Corp Merger Shareholder”) and the other with each limited partner of Artisan Partners Holdings. Pursuant to the first TRA, APAM pays to the assignees of the Pre-H&F Corp Merger Shareholder a portion of certain tax benefits APAM realizes as a result of the H&F Corp Merger. Pursuant to the second TRA, APAM pays to current or former limited partners of Artisan Partners Holdings (or their assignees) a portion of certain tax benefits APAM realizes as a result of the purchase or exchange of their limited partnership units of Artisan Partners Holdings.

The diagram below depicts our organizational structure as of December 31, 2019:

(1)	Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 9% of our outstanding Class A common stock as of December 31, 2019.
(2)	Each class of common units generally entitles its holders to the same economic and voting rights in Artisan Partners Holdings as each other class of common units, except that the Class E common units have no voting rights except as required by law.

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
Risks Related to our Business
The loss of key investment professionals or senior members of our distribution and management teams could have a material adverse effect on our business.
Our success depends on our ability to retain the portfolio managers who manage our investment strategies and have been primarily responsible for the historically strong investment performance we have achieved. Because of the long tenure and stability of many of our portfolio managers, our clients generally attribute the investment performance we have achieved to these individuals. The departure of a portfolio manager, even for strategies with multiple portfolio managers, could cause clients to withdraw funds from the strategy which would reduce our assets under management, investment management fees and our net income, and these reductions could be material if our assets under management in that strategy and the related revenues were material. The departure of a portfolio manager or other senior members of investment teams also could cause consultants and intermediaries to stop recommending a strategy, and clients to refrain from allocating additional funds to a strategy or delay such additional funds until a sufficient new track record has been established.
In addition to our key investment professionals, we also depend on the contributions of our senior management team led by Eric R. Colson, and our senior marketing and client service personnel who have direct contact with our institutional clients, consultants, intermediaries and other key individuals within each of our distribution channels. The loss of any of these key professionals could limit our ability to successfully execute our business strategy and may prevent us from sustaining the historically strong investment performance we have achieved or adversely affect our ability to retain existing and attract new client assets and related revenues.
Any of our key professionals may resign at any time, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to post-employment non-compete obligations, these non-competition provisions may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive non-competition provisions or other restrictive covenants applicable to former key professionals in light of the circumstances surrounding their relationship with us. We do not carry “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key professionals.
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
With respect to asset-based revenues, we use a single revenue share arrangement across all of our investment teams. Under the revenue share, each team shares a bonus pool consisting of 25% of the asset-based revenues earned by the strategies managed by the respective team. The revenue share directly links the majority of the investment teams’ cash compensation to long-term growth in revenues, which, over the long-term, we believe is primarily linked to investment performance. The asset-based revenue share is objective, predictable, transparent, and the same for all teams. In addition, each team is generally entitled to a share of performance-based revenues earned by the strategies managed by the team. In the future, we expect that performance fees will represent a higher proportion of our total revenues.

Over our firm’s history we have used a variety of equity incentives to align the long-term interests of our investment professionals and other senior personnel with the interests of clients, investors, partners and shareholders. Until our IPO in 2013, firm equity awards were in the form of partnership profits interests, which entitled recipients to a percentage of future profits and future appreciation in the value of the firm. Award recipients had the right to cash out their profits interests only after the end of their careers, and 50% of the awards were subject to forfeiture if the recipient left Artisan without proper notice or was terminated. Prior to the IPO Reorganization, the profits interests were converted into partnership units and, as part of the IPO Reorganization, the 50% forfeiture feature was eliminated and employee-partners were given the right to liquidate a portion of their partnership units during each year that they remained employed with Artisan. At the time of our IPO, the partnership units held by employee-partners represented 53% of the ownership interests in our firm. At the time of this report, the partnership units held by employee-partners represented approximately 10% of the ownership interests in our firm.
Since our IPO, our equity incentives have been in the form of APAM restricted share-based awards. Initially, 100% of the restricted share-based awards were standard restricted shares vesting pro rata over five years from the date of grant. In 2014, as we continued to evolve our equity incentives, we introduced career shares, which are restricted share-based awards that, in general, remain subject to forfeiture until the recipient’s qualifying retirement. For these purposes, a qualifying retirement generally requires that the employee have ten years or more of service at the date of retirement and offered one year’s advance written notice (or eighteen months’ notice in the case of employees who are portfolio managers or executive officers) of the intention to retire, subject to our right to accept a shorter period of notice. Career shares and standard restricted shares also vest upon a termination of employment due to death or disability and, for employees other than executive officers, upon a change in control. In addition, after the fifth anniversary of the grant date, if the Company terminates an employee without cause (as defined in the award agreement), career shares will fully vest. Prior to February 2019, the eighteen months’ written notice requirement for career shares was three years, subject to the Company’s discretion to waive the period to no less than one year.
In February 2019 we further evolved our equity incentives by introducing franchise shares for our investment professionals. Franchise shares are identical to career shares, except with respect to the Franchise Protection Clause, which applies to current or future portfolio managers. The Franchise Protection Clause provides that the total number of franchise shares ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the portfolio manager’s investment team during a 3-year measurement period beginning on the date of the portfolio manager’s retirement notice exceeds a set threshold.
In general, since 2014, excluding sign-on or walk away awards, approximately 50% of the awards we have made to our senior employees have been career shares or franchise shares, and the other 50% standard restricted shares.
Unlike our pre-IPO profits interests, the APAM restricted share-based awards are “full value” awards (as opposed to “option-style” awards) and the standard restricted shares provide recipients with liquidity prior to the end of their careers. The percentage ownership in our firm represented by the newly granted restricted stock each year is less than the percentage ownership represented by the partnership units that employee-partners may exchange and sell each year. Therefore, the amount of our firm owned by employees, including our portfolio managers, is expected to continue to decline.
As we have since our founding, we continue to assess the effectiveness of our compensation arrangements and equity structures in aligning the long-term interests of our investment professionals, clients, investors, partners, and shareholders and whether different types of, or modified, awards or structures would enhance incentives for long-term growth and succession planning.
The implementation of new or modified compensation arrangements or equity structures could cause instability within our existing investment teams and/or impact our ability to attract and retain new investment talent. As with our historical and current compensation arrangements and equity structures, any future or modified arrangements or structures could materially impact our financial performance and financial results (or expectations about our future financial performance and financial results) and result in dilution to other shareholders.

Poor investment performance could lead to a loss of assets under management which could reduce our revenues and negatively impact our financial condition.
The performance of our investment strategies is critical in retaining existing client assets and in attracting new client assets. Poor performance may cause financial intermediaries, advisors and consultants to remove our investment products from recommended lists and may result in lower Morningstar and Lipper ratings and rankings. Our existing clients may decide to withdraw funds from, or refrain from allocating additional funds to, our investment strategies or to end their relationships with us entirely. In addition, our ability to attract new client assets could also be adversely affected. A decrease in the value of our assets under management as a result of poor performance would have an adverse impact on our revenues, as nearly all of the investment management fees we earn are based on a specified percentage of clients' average assets under management. Poor performance would also adversely affect the portion of our revenues attributed to performance-based fees.
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
While clients do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent clients are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise and/or our investment professionals under various U.S. and non-U.S. laws.
Difficult market conditions can adversely affect our business in many ways, including by reducing the value of our assets under management and causing clients to withdraw funds, each of which could materially reduce our revenues and impact our financial condition.
The fees we earn under our investment management agreements are typically based on the market value of our assets under management, and to a much lesser extent based directly on investment performance. Investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice and our clients may reduce the aggregate amount of assets under management with us with minimal or no notice for any reason, including financial market conditions and the absolute or relative investment performance we achieve for our clients. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, a declining market, general economic downturn, political uncertainty or acts of terrorism. In connection with the severe market dislocations of 2008 and 2009, for example, the value of our assets under management declined substantially due primarily to the sizable decline in stock prices worldwide. In the period from June 30, 2008 through March 31, 2009, our assets under management decreased by approximately 43%, primarily as a result of general market conditions. More recently, during the fourth quarter of 2018, our assets under management declined by 17.5% due to market conditions and $4.9 billion of net client cash outflows.
The growth of our assets under management since 2009 has benefited from the prolonged bull market in equity securities around the world. That prolonged bull market may increase the likelihood of a severe or prolonged downturn in world-wide equity prices which would directly reduce the value of our assets under management and could also accelerate client redemptions or withdrawals. If any of these factors cause a decline in our assets under management, our investment management fees would decline as well. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
Our efforts to establish and develop new teams and strategies may be unsuccessful, which could impact our results of operations, our reputation and culture.
We seek to recruit new investment teams that manage high value-added investment strategies and would allow us to grow strategically. We also look to offer new, differentiated strategies managed by our existing teams. We expect the costs associated with establishing a new team or strategy to initially exceed the revenues generated, which will likely negatively impact our results of operations. New strategies, whether managed by a new team or by an existing team may invest in instruments (such as certain types of derivatives) or present operational, legal, regulatory, or distribution-related issues and risks with which we have little or no experience. Our lack of experience could strain our resources and increase the likelihood of an error or failure. The establishment of new teams or strategies (in particular, alternative investment teams or strategies) may also cause us to depart from our traditional compensation and economic model, including the allocation of resources among investment teams, which could reduce our profitability and harm our firm’s culture.
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
The SEC and other regulators have increased their scrutiny of potential conflicts of interest. We have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our results of operations.
As we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies when we believe it is in the best interest of our clients even though our assets under management and investment management fees may be negatively impacted in the short term. Similarly, we may establish new investment teams or strategies or expand operations into other geographic areas if we believe such actions are in the best interest of our clients, even though our profitability may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profitability, which benefits both our clients and stockholders, if clients perceive a change in our investment or operations decisions in favor of a strategy to maximize short term results, they may withdraw funds, which could adversely affect our investment management fees.
Several of our investment strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2019, approximately 52% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies. Some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect clients’ interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets, and, as a result, those markets may have limited liquidity and higher price volatility, and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country, and our ability to dispose of an investment may also be adversely affected if we increase the size of our investments in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our Sustainable Emerging Markets and Developing World strategies, a number of our other investment strategies are permitted to invest, and do invest, in emerging or less developed markets.
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
We may be forced to lower our fees in order to retain current, and attract additional, assets to manage. We may also make fee concessions in order to attract early investors in a new strategy or increase marketing momentum in a strategy. Downward pressure on fees may also result from the growth and evolution of the universe of potential investments in a market or asset class. Changes in how clients choose to access asset management services may also exert downward pressure on fees. Some investment consultants, for example, have implemented programs in which the consultant provides a range of services, including selection, in a fiduciary capacity, of asset managers to serve as sub-adviser at lower fee rates than the manager’s otherwise applicable rates, with the expectation of a larger amount of assets under management through that consultant. The expansion of those and similar programs could, over time, make it more difficult for us to maintain our fee rates. Over time, a larger part of our assets under management could be invested in our larger capacity, lower fee strategies, which could adversely affect our profitability. In addition, plan sponsors of 401(k) and other defined contribution assets that we manage may choose to invest plan assets in vehicles with lower cost structures than mutual funds (such as a collective investment trust, if one is available) or may choose to access our services through a separate account. We provide a lesser array of services to collective investment trusts and separate accounts than we provide to Artisan Funds and we receive fees at lower rates.
The investment management agreements pursuant to which we advise mutual funds are subject to an annual process of review and renewal by the funds’ boards. As part of that process, the fund board considers, among other things, the level of compensation that the fund has been paying us for our services. That process may result in the renegotiation of our fee structure or an increase in the cost of the performance of our obligations. Any fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

We derive substantially all of our revenues from contracts and relationships that may be terminated upon short or no notice.
We derive substantially all of our revenues from investment advisory and sub-advisory agreements, all of which are terminable by clients upon short notice or no notice. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ boards or a vote of a majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by that fund’s board, including by its independent members. In addition, all of our separate account clients and some of the mutual funds that we sub-advise have the ability to re-allocate all or any portion of the assets that we manage away from us at any time with little or no notice. The decrease in revenues that could result from the termination of a material client relationship or the re-allocation of assets away from us could have a material adverse effect on our business.
Investors in most of the pooled vehicles that we advise can redeem their investments in those funds at any time without prior notice, which could adversely affect our earnings.
Investors in the mutual funds, UCITS, and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice or on fairly limited prior notice, thereby reducing our assets under management. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance tends to result in decreased purchases and increased redemptions. For the year ended December 31, 2019, we generated approximately 80% of our revenues from advising mutual funds and other pooled vehicles (including Artisan Funds, Artisan Global Funds, Artisan Private Funds, and other entities we advise). The redemption of investments in those funds could adversely affect our revenues.
We depend on third parties to market our investment strategies.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest relationships across multiple distribution channels represented approximately 9% and 7% of our total assets under management as of December 31, 2019.
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
In the future, our expenses in connection with those intermediary relationships could increase if the portion of those fees determined to be in connection with marketing and distribution, or otherwise allocated to us or payable by us, increased. In addition, as the fees described above have declined and consistent with the experience of other investment managers, we have seen increased requests from intermediaries for alternative forms of compensation. To date, such alternative forms of compensation have not been material, but they could be over time. In addition, clients of these intermediaries may not continue to be accessible to us on terms we consider commercially reasonable, or at all. The absence of such access could have a material adverse effect on our results of operations.
Recently, a number of intermediaries have significantly culled the number of products available on their platforms, making it increasingly challenging for smaller funds with shorter track records or highly differentiated strategies to gain platform access. If we are unable to gain access to investors through such platforms, our ability to attract new assets for our funds and strategies will be impaired.
We access institutional clients primarily through consultants upon whose referrals our institutional business is highly dependent. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2019, the investment consultant advising the largest portion of our assets under management represented approximately 8% of our total assets under management. Poor reviews or evaluations of either a particular strategy or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these consultants.
Substantially all of our existing assets under management are managed in primarily long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage significant amounts of assets in more diverse strategies.
15 of our 17 existing investment strategies invest primarily in publicly-traded equity securities. Our Credit team, which primarily invests in fixed income securities, manages the High Income strategy and the Credit Opportunities strategy. Together, these strategies accounted for only $3.8 billion of our $121.0 billion in total assets under management as of December 31, 2019. Under market conditions in which there is a general decline in the value of equity securities, the assets under management in each of our 15 equity strategies is likely to decline. The amount of assets that we manage in strategies that can take short positions in equity securities, which could offset some of the poor performance of our long-only equity strategies under such market conditions, accounted for less than $1.0 billion of our total assets under management as of December 31, 2019. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.
Our failure to comply with investment guidelines set by our clients and limitations imposed by applicable law could result in damage awards against us and a loss of assets under management, either of which could adversely affect our results of operations or financial condition.
When clients retain us to manage assets on their behalf, they generally specify certain investment guidelines that we are required to follow in managing their portfolios. In addition, some of our clients are subject to laws that impose restrictions and limitations on the investment of their assets. For example, U.S. mutual fund assets that we manage must be invested in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in a fund which, depending on the circumstances, could result in our obligation to reimburse clients or fund investors for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
Operational risks may disrupt our business, result in losses or limit our growth.
We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. Operational risks such as trading or other operational errors or interruption or failure of our financial, accounting, trading, compliance and other data processing systems, whether caused by human error, fire, other natural disaster or pandemic, power or telecommunications failure, cyber-attack or viruses, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The potential for some types of operational risks, including trading errors, may be increased in periods of increased volatility, which can magnify the cost of an error. Although we have not suffered material operational errors, including material trading errors, in the past, we may experience such errors in the future, the losses related to which we would absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.
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
Our operational systems and networks are subject to evolving cybersecurity and other technological risks, which could result in the disclosure of confidential client information, loss of our proprietary information, business interruptions, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.
We are heavily reliant upon internal and third party technology systems and networks to view, process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, vendors/service providers (collectively, “vendors”) and other third parties. In addition, in recent years we have increased our use of and reliance on mobile and cloud technologies. Maintaining the integrity of these systems, networks and technologies is critical to the success of our business operations. We rely on our (and our vendors’) information and cybersecurity infrastructure, policies, procedures and capabilities to protect those systems, networks and technologies and the data that reside on or are transmitted through them.

We are subject to international, federal and state regulations, and in some cases contractual obligations, designed to protect sensitive client, employee, contractor and vendor information. In addition to the European Union’s general data protection regulation, we may also be or become subject to or affected by new laws, regulations and guidance impacting consumer privacy, such as the recently enacted California Consumer Privacy Act effective January 2020, which provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. As the regulatory focus on privacy continues to intensify and laws and regulations concerning the protection of personal data expand, risks related to privacy and data collection within our business will increase and we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.
To date, we have not experienced any known material breaches of or interference with our systems, networks or technologies; however, we routinely encounter and address such threats. Our experiences with and preparation for cybersecurity and other technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, and unauthorized payment requests. Any such breaches or interference that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and other technology risks, we cannot guarantee that our systems, networks and technologies, and those of third parties on whom we rely, will not be subject to breaches, unauthorized access, outages, or other interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure, corruption or loss of our proprietary information or our clients’ or employees’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, or the loss of clients or other damage to our business. In addition, any required public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks and the adoption and maintenance of additional appropriate security measures. Although we maintain insurance to mitigate the expense associated with a potential incident, the damage or claims arising from an incident may not be covered or may exceed the amount of any insurance available. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our or our vendors’ systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems we use.
Our newest investment strategies and strategies we may establish in the future present certain investment, operational, distribution and other risks that are different in kind and/or degree from those presented by our earlier investment strategies, and we have less experience with those risks.
The below-investment-grade instruments in which the High Income and Credit Opportunities strategies invest and the debtors to which the strategies are exposed present different risks and/or degrees of risk (including liquidity and legal risks) than our other strategies, which invest primarily in publicly-traded equity securities. In particular, the instruments in which the strategies invest may be less liquid than higher-rated bonds and are not as liquid as most of the publicly-traded equity securities in which our other strategies primarily invest. This potential lack of liquidity may make it more difficult for Artisan High Income Fund to accurately value these securities for purposes of determining the fund’s net asset value per share and, under certain circumstances, may make it more difficult for the fund to manage redemption requests. In order to identify, monitor and mitigate our exposure to these new or increased risks, we implemented or modified a number of policies, procedures and systems and hired new individuals with relevant experience. However, neither the measures we have taken, nor the Credit team’s investment decision-making and execution, can eliminate the risks associated with investing in the instruments described above. Any real or perceived problems with respect to our fixed income strategies (or any of our individual strategies) could negatively impact our reputation and business more generally.
During 2017 we established two strategies primarily offered through private funds. Prior to the launch of those strategies, external investors had not invested in our strategies through private funds. Offering private funds presents new and different operational, regulatory and distribution-related risks. Establishing our private funds required that we engage new service providers for purposes of administration, operation and advice, with whom we had not previously had a relationship or with whom we only had a limited relationship, and build out new operational infrastructure and systems to support new processes, reporting and controls. Our private funds may invest in instruments (such as derivative securities) and engage in activities (such as shorting and use of leverage) with which we previously had no or limited operational experience. These instruments and activities present different types and higher degrees of investment risk than our other investment strategies. In addition, our lack of experience with these instruments and activities could strain our resources and increase the likelihood of an error.
Offering private funds also poses risks associated with side by side management and the potential for real or perceived conflicts of interest, which, if not managed correctly, could cause reputational damage, litigation or regulatory proceedings or penalties. We have created or modified a number of policies and procedures, brought in expertise from third party advisors, and implemented training programs in order to identify and mitigate exposure to these new risks. However, we are unable to completely eliminate the risks associated with offering private funds.

Our newer investment strategies and investment vehicles and those that we establish in the future may have more limited capacity and provide less room for growth than our earlier large capacity investment strategies. Despite their limited capacity, these newer strategies, with broader degrees of freedom may require increased access to market data and resources, including bespoke operational solutions. Requests for resources that are disproportionate to the size of the investment team may put pressure on the resource allocation model among teams and cause friction and instability among the investment teams.
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
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our clients are of critical importance. Our employees or other third parties that are affiliated with us could engage in misconduct (such as fraud), or perceived misconduct, that adversely affects our business. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, client relationships and ability to attract new clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct or perceived misconduct by our employees, or even unsubstantiated allegations of such conduct, could result in significant legal liability and/or an adverse effect on our reputation and our business.
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
Our techniques for managing operational, legal and reputational risks may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate. Because our clients invest in our strategies in order to gain exposure to the portfolio securities of the respective strategies, we have not adopted corporate-level risk management policies to manage market, interest rate, or exchange rate risks that would affect the value of our overall assets under management.
Our indebtedness may expose us to material risks.
We have substantial indebtedness outstanding in the amount of $200 million in unsecured notes, which exposes us to risks associated with the use of leverage. In addition, we maintain a $100 million revolving credit agreement, though no amounts are outstanding as of the date of this filing. Our substantial indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because our debt service obligations are fixed, the portion of our cash flow used to service those obligations could be substantial if our revenues have declined, whether because of market declines or for other reasons. Our Series C, Series D and Series E notes bear interest at a rate equal to 5.82%, 4.29%, and 4.53% per annum, respectively, and each rate is subject to a 100 basis point increase in the event Artisan Partners Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

Our note purchase agreements and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. The agreements also restrict Artisan Partners Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if our average assets under management for a fiscal quarter falls below $45 billion, Artisan Partners Holdings will generally be required to offer to pre-pay the unsecured notes. The failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2019, we believe we are in compliance with all of the covenants and other requirements set forth in the agreements.

We provide a range of services to Artisan Funds, Artisan Global Funds, Artisan Private Funds and sub-advised funds which may expose us to liability.
We provide a broad range of administrative services to Artisan Funds, including providing personnel to serve as directors and officers of Artisan Funds and to serve on the valuation and liquidity committee of Artisan Funds. We prepare or supervise the preparation of Artisan Funds’ regulatory filings and financial statements, and manage compliance and regulatory matters. We provide shareholder services, accounting services including the supervision of the activities of Artisan Funds’ accounting services provider in the calculation of the funds’ net asset values, and tax services including calculation of dividend and distribution amounts. We also coordinate the audits of financial statements and supervise tax return preparation. Although less extensive than the range of services we provide to Artisan Funds, we also provide a range of similar services to Artisan Global Funds and Artisan Private Funds, including providing personnel to serve as directors. In addition, from time to time we provide information to other funds we advise (or to a person or entity providing administrative services to such a fund) which may be used by those funds in their efforts to comply with various regulatory requirements.
The services we provide to Artisan Funds, Artisan Global Funds, Artisan Private Funds, and other funds we advise may expose us to liability. For example, if we make a mistake in the provision of such services, a fund could incur costs for which we might be liable. If it were determined that a fund failed to comply with applicable regulatory requirements as a result of our action or our employees’ failure to act, we could be responsible for losses suffered or penalties imposed. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income or negatively affect our current business or our future growth prospects.
The expansion of our business inside and outside of the United States raises tax and regulatory risks, may adversely affect our profit margins and places additional demands on our resources and employees.
We have expanded and continue to expand our distribution efforts into non-U.S. markets, including the United Kingdom, other European countries, Canada, Australia and certain Middle Eastern, Asian, and African countries. Our client relationships outside the United States have grown from 32 as of December 31, 2012 to 161 as of December 31, 2019. Clients outside the United States may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. These clients also may be accustomed to certain practices that differ from and may conflict with practices that are customary in the United States. For example, non-U.S. clients may be less accepting of the U.S. practice of payment for certain research products and services through soft dollars or such practices may not be permissible in some jurisdictions. The Markets in Financial Instruments Directive II, effective on January 3, 2018, regulates the use of soft dollars to pay for research and other soft dollar services. MiFID II’s soft dollar rules do not directly apply to our business because we currently conduct our investment management activities in the United States. However, in response to MiFID II and the industry-wide changes prompted by it, we have experienced increasing requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
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
The U.K.’s exit from the European Union could affect our future operations in the U.K. and in the other countries of the European Union. Negotiations between the U.K. and the European Union are ongoing and, as a result, the terms of the separation remain unclear. We have established an Irish subsidiary, regulated by the Central Bank of Ireland, which we expect will distribute our funds and services in the European Union following Brexit. Brexit has added complexity and costs to our global operations and imposed additional risks. Moreover, it has led to regulatory changes and uncertainty and resulted in additional legal and compliance costs. However, we do not currently expect Brexit to have a major impact on our business.
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
Changes in tax laws or exposure to additional tax liabilities could have a material impact on our financial condition, results of operations and liquidity.
We are subject to taxes in both the United States and various foreign jurisdictions. We cannot predict future changes in the tax regulations to which we are subject. Any such changes could have a material impact on our tax liability or result in increased costs associated with our tax compliance efforts.

From time to time, we are subject to tax audits in the jurisdictions in which we operate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations in a number of jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and, in certain cases, interest, fines or penalties. We evaluate whether to record tax liabilities for possible tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our estimates.
A change of control could result in termination of our investment advisory agreements with SEC-registered mutual funds and could trigger consent requirements in our other investment advisory agreements.
Under the U.S. Investment Company Act of 1940, as amended, or the 1940 Act, each of the investment advisory agreements between SEC-registered mutual funds and our subsidiary, Artisan Partners Limited Partnership, will terminate automatically in the event of its assignment, as defined in the 1940 Act. Upon the occurrence of such an assignment, our subsidiary could continue to act as adviser to any such fund only if that fund’s board and shareholders approved a new investment advisory agreement, except in the case of certain funds that we sub-advise for which only board approval would be necessary. In addition, as required by the U.S. Investment Advisers Act of 1940, as amended, or the Advisers Act, each of the investment advisory agreements for the separate accounts we manage provides that it may not be assigned, as defined in the Advisers Act, without the consent of the client. An assignment occurs under the 1940 Act and the Advisers Act if, among other things, Artisan Partners Limited Partnership undergoes a change of control as recognized under the 1940 Act and the Advisers Act. If such an assignment were to occur, we cannot be certain that we will be able to obtain the necessary approvals from the boards and shareholders of the mutual funds we advise or the necessary consents from our separate account clients.
Risks Related to our Industry
We are subject to extensive, complex and sometimes overlapping rules, regulations and legal interpretations.
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
We have expanded and continue to expand our distribution effort into non-U.S. markets, including the United Kingdom, other European countries, Canada, Australia and certain Middle Eastern, African and Asian countries, among others. One of our subsidiaries, Artisan Partners UK LLP, is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. The FCA imposes a comprehensive system of regulation that is primarily principles-based (compared to the primarily rules-based U.S. regulatory system). Due to our business activities in Ireland, including as an investment manager of Artisan Global Funds, we are subject to regulation by the Central Bank of Ireland which imposes requirements on Ireland-based UCITS funds and investment firms. Our Swedish branch office is also regulated by the Central Bank of Ireland as well as the Swedish financial supervisory authority. We are also subject to the requirements of the Australian Securities and Investments Commission, where we operate pursuant to an order of exemption. Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands, and the Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law.
Our business is also subject to the rules and regulations of countries in which we conduct distribution, marketing and investment management activities. Failure to comply with applicable laws and regulations (including private placement regimes) in the foreign countries where we invest and/or where our clients or prospective clients reside could result in a wide range of penalties and disciplinary actions, including fines, suspensions of personnel, revocations of authorizations, or other sanctions. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities.
In the future, we may further expand our business outside of the United States in such a way that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non-U.S. laws and regulations that do not currently apply to us and with respect to which we do not have compliance experience. Our lack of experience in complying with any such non-U.S. laws and regulations may increase our risk of becoming party to litigation and/or subject to regulatory actions.
As a result of the extensive and complex regulatory environment in which we operate, we face risk of regulatory actions and litigation, which could consume substantial expenditures of time and capital. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the U.S. or abroad could result in sanctions against us, which could adversely affect our reputation and business.

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
The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of client service, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:
•Unlike some of our competitors, we do not currently offer passive investment strategies or “solutions” products like target-date funds.
•A number of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do.
•Potential competitors have a relatively low cost of entering the investment management industry.
•Some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that a publicly-traded asset manager may focus on the manager’s own growth to the detriment of investment performance.
•Other industry participants may seek to recruit our investment professionals.
•Many competitors charge lower fees for their investment management services than we do.

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
Risks Related to Our Structure
Control by our stockholders committee of approximately 17% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
As of February 14, 2020, our employees to whom we have granted equity (including our employee-partners) held approximately 17% of the combined voting power of our capital stock and have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employees will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.

The stockholders committee currently consists of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members. The stockholders committee’s control of approximately 17% of the combined voting power gives the committee considerable influence in determining the outcome of any shareholder vote, including the election of directors and the approval of transactions.
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
We are party to two tax receivable agreements. The first tax receivable agreement generally provides for the payment by APAM to the assignees of the Pre-H&F Corp Merger Shareholder of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013, (ii) net operating losses available as a result of the merger, and (iii) tax benefits related to imputed interest.
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
The payment obligation under the tax receivable agreements is an obligation of APAM, not Artisan Partners Holdings, and we expect that the payments we will be required to make under the tax receivable agreements will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2019; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $646 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $32.32 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2019. Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or approximately $577 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2019, we recorded a $375.3 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2019, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the tax receivable agreements.
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
The tax receivable agreements provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within six months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreements. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the tax receivable agreements) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements. If we were to elect to terminate the tax receivable agreements associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2019; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2019, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points and a price of $32.32 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2019, we estimate that we would be required to pay approximately $472 million in the aggregate under the tax receivable agreements.
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

Future sales of our Class A common stock in the public market could lower our stock price, and any future sale of equity or convertible securities may dilute existing stockholders’ ownership in us.
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
There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of December 31, 2019, our Class A limited partners owned approximately 7.0 million Class A common units and AIC owned approximately 3.5 million Class D common units.
For an employee-partner, in each one-year period, the first of which began in the first quarter of 2014, the partner is generally permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units he or she held as of the first day of that period or, (ii) if greater, shares of our Class A common stock having a market value as of the time of sale of approximately$250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. In February 2018, our Board approved the sale of additional shares by certain employee-partners. In 2019, these employee-partners were permitted to sell 20% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units each held as of February 1, 2018. We expect to permit them to sell the same number of shares during the first quarter of 2020, 2021, 2022 and 2023, subject to their maintaining a minimum dollar amount of firm equity. As of December 31, 2019, our employee-partners owned 7.8 million Class B common units. Approximately 3.8 million of those units are eligible for exchange and sale in the first quarter of 2020. An additional 3.0 million units are eligible for exchange and sale by retired employee-partners in the first quarter of 2020. As of the date of this filing, we expect approximately 1.6 million units to be exchanged on February 27, 2020. We may waive or modify these restrictions.
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
In addition, we have filed a registration statement registering 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. Including the grant in the first quarter of 2020, we have awarded 9,531,616 restricted stock units, performance share units or restricted shares of Class A common stock to our employees and employees of our subsidiaries. 5,961,118 of these awards vest pro rata over the five years from the date of issuance and may be sold upon vesting. 30,000 of these awards are performance share units, which vest three years from the date of issuance and may be sold upon vesting. 3,540,498 of these awards are career awards or franchise awards, which generally will only vest upon the grantee’s qualifying retirement. We may increase the number of shares registered for this purpose from time to time. Once these shares have been issued and have vested, they will be able to be sold in the public market.

Anti-takeover provisions in our restated certificate of incorporation and amended and restated bylaws and in the Delaware General Corporation Law, as well as the terms of our equity awards, could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our Class A common stock.
Provisions in our restated certificate of incorporation, amended and restated bylaws and in the Delaware General Corporation Law, as well as the terms of our equity awards, may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. Those provisions include:
•The right of the various classes of our capital stock to vote, as separate classes, on certain amendments to our restated certificate of incorporation and certain fundamental transactions.
•The ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, which could be used to thwart a takeover attempt.
•Advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
•A limitation that, generally, stockholder action may only be taken at an annual or special meeting or by unanimous written consent.
•A requirement that a special meeting of stockholders may be called only by our board of directors or our Chairman and Chief Executive Officer, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.
•The ability of our board of directors to adopt, amend and repeal our amended and restated bylaws by majority vote, while such action by stockholders would require a super majority vote, which makes it more difficult for stockholders to change certain provisions described above.
•Except with respect to awards held by our named executive officers, single trigger vesting upon a change in control for all unvested employee equity awards, including all unvested equity awards held by investment team members. Prior to February 2019, our awards generally included double-trigger vesting upon a change in control.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We lease all of our office space, including our largest office in Milwaukee, Wisconsin, where a majority of our employees are based. We believe our existing and contracted-for facilities are adequate to meet our requirements.
Item 3. Legal Proceedings
In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material adverse effect on our consolidated financial position, cash flows or results of operations.
Item 4. Mine Safety Disclosures
Not applicable

Information about our Executive Officers
Information regarding our executive officers is as follows:
Eric R. Colson, age 50, has been President, Chief Executive Officer and a director of Artisan Partners Asset Management since March 2011 and has served as Chairman of the Company's board of directors since August 1, 2015. He has also been a director of Artisan Partners Funds, Inc. since November 2013. Mr. Colson has served as the Chief Executive Officer of Artisan Partners since January 2010. Before serving as Artisan Partners’ Chief Executive Officer, Mr. Colson served as Chief Operating Officer of Investment Operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the firm in January 2005.

Charles J. Daley, Jr., age 57, has been Executive Vice President, Chief Financial Officer and Treasurer of Artisan Partners Asset Management since March 2011. He has served as the Chief Financial Officer of Artisan Partners since August 2010 and has been a managing director since July 2010 when he joined the firm.

Jason A. Gottlieb, age 50, has been Executive Vice President of Artisan Partners Asset Management since February 2017. Mr. Gottlieb joined Artisan Partners in October 2016 as a managing director and the Chief Operating Officer of Investments. Prior to joining the firm in October 2016, Mr. Gottlieb was a partner and managing director at Goldman Sachs where, since 2005, he was a leader in Goldman Sachs’ Alternative Investment & Manager Selection Group. He also served as a portfolio manager on the Goldman Sachs Multi-Manager Alternatives Fund from the fund’s inception in April 2013 until he left the firm in August 2016.

James S. Hamman, Jr., age 50, has been Executive Vice President of Artisan Partners Asset Management since February 2016 and has been a managing director of Artisan Partners since April 2014. Mr. Hamman currently has responsibility for leading the firm's corporate development efforts. Mr. Hamman's prior roles with the firm include head of global distribution, head of human capital, head of corporate development, and associate counsel. Mr. Hamman also served as a director of Artisan Partners Global Funds from June 2010 to January 2018. Mr. Hamman joined Artisan Partners in March 2010.

Sarah A. Johnson, age 48, has been Executive Vice President, Chief Legal Officer and Secretary of Artisan Partners Asset Management and General Counsel of Artisan Partners since October 2013. From April 2013 to October 2013 she served as Assistant Secretary of Artisan Partners Asset Management. She has been the General Counsel of Artisan Partners Funds, Inc. since February 2011. Ms. Johnson was named a managing director of Artisan Partners in March 2010.

Christopher J. Krein, age 48, has been Executive Vice President of Artisan Partners Asset Management and Artisan Partners' Head of Global Distribution since January 2020. Prior to becoming Head of Global Distribution, Mr. Krein was responsible for institutional marketing and client service for the Artisan Developing World team. Mr. Krein has been a managing director of Artisan Partners since he joined the firm in September 2015. Prior to joining the firm, Mr. Krein was head of institutional distribution at WisdomTree Asset Management.

Gregory K. Ramirez, age 49, was appointed Executive Vice President of Artisan Partners Asset Management in February 2016. From October 2013 to February 2016 he served as Senior Vice President and from April 2013 to October 2013 as Assistant Treasurer. Mr. Ramirez currently has responsibility for overseeing vehicle administration and facilities and serves as chair of the Artisan Risk and Integrity Committee. He has served as a director of Artisan Partners Funds, Inc. since January 2020 and prior to that served as the Chief Financial Officer, Vice President and Treasurer of the funds since February 2011. In addition, he has served as a director of Artisan Partners Global Funds since June 2010 and of certain private funds sponsored by Artisan Partners since 2017. Mr. Ramirez was named a managing director of Artisan Partners in April 2003.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. As of February 14, 2020, there were approximately 106 stockholders of record of our Class A common stock, 33 stockholders of record of our Class B common stock, and 33 stockholders of record of our Class C common stock. These figures do not reflect beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units. There is no trading market for shares of our Class B common stock or Class C common stock.
Performance Graph
The following graph compares the year-end cumulative total stockholder return on our Class A common stock during the five-year period ended December 31, 2019, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices and the reinvestment of all dividends.

	For the years ended December 31,
	2015	2016	2017	2018	2019
Artisan Partners Asset Management Inc.	$77.02	$70.50	$102.27	$63.28	$105.38
S&P 500 Index	$101.38	$113.51	$138.29	$132.23	$173.86
Dow Jones U.S. Asset Managers Index	$89.82	$99.90	$129.52	$97.08	$123.02
The above table is provided pursuant to SEC regulations and the outcomes are impacted significantly by beginning- and end-point stock price, as well as the price at which dividends are reinvested. A shareholder who invested in APAM at its IPO on March 7, 2013, at the IPO price of $30 per share, and retained all dividends (instead of reinvesting them) would have experienced an 8.6% annual total return as of December 31, 2019. The information contained in the performance graph and table shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, except to the extent that the company specifically incorporates the information by reference into a document filed under the Securities Act or the Exchange Act.
Dividend Policy
During the first quarter of 2020, our board of directors declared a variable quarterly dividend of $0.68 per share with respect to the fourth quarter of 2019 and a special annual dividend of $0.60 per share. The variable quarterly dividend of $0.68 per share represents approximately 80% of the cash generated in the fourth quarter of 2019. Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special annual dividend. We expect cash generation will approximately equal adjusted net income plus equity-based compensation expense, adjusting for certain other sources and uses of cash, including capital expenditures.

We intend to fund dividends from our portion of distributions made by Artisan Partners Holdings from its available cash generated from operations. The holders of our Class B common stock and Class C common stock are not entitled to any cash dividends in their capacity as stockholders but, in their capacity as holders of limited partnership units of Artisan Partners Holdings, they generally participate on a pro rata basis in distributions by Artisan Partners Holdings.
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
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the Consolidated Financial Statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans
All of our equity compensation plans were approved by our sole stockholder prior to our IPO in March 2013. The following table sets forth the total shares of our Class A common stock authorized and issued (or to be issued) under our equity compensation plans as of December 31, 2019.

	As of December 31, 2019
	Issued (or to be issued upon settlement of restricted stock units)(1)	Number of Securities remaining available for future issuance under equity compensation plans	Type of Equity Outstanding
2013 Omnibus Incentive Compensation Plan	8,398,712	5,601,288	Restricted Share Awards Restricted Stock Units
2013 Non-Employee Director Plan	195,494	804,506	Restricted Stock Units
(1) Excludes securities forfeited by grantees and available for future issuance.
The shares of Class A common stock underlying restricted stock units awarded to employees under the 2013 Omnibus Incentive Compensation Plan will generally be issued and delivered promptly following the vesting of the awards. As of December 31, 2019, there were 107,125 restricted stock units outstanding under the 2013 Omnibus Incentive Compensation Plan.
The shares of Class A common stock underlying the restricted stock units awarded to our non-employee directors under the 2013 Non-Employee Director Plan will be issued and delivered upon the earlier to occur of (i) a change in control and (ii) the termination of the director’s service on the Board.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data of Artisan Partners Asset Management as of the dates and for the periods indicated. The selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated statements of financial condition data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated statement of financial condition as of December 31, 2017, 2016 and 2015 have been derived from consolidated financial statements not included elsewhere in this document.
You should read the following selected historical consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per-share data)
Statements of Operations Data:
Revenues
Management fees
Artisan Funds & Artisan Global Funds	$484.9	$522.0	$502.6	$470.6	$543.3
Separate accounts	309.5	303.6	292.7	249.2	260.4
Performance fees	4.6	3.0	0.3	1.1	1.8
Total revenues	$799.0	$828.6	$795.6	$720.9	$805.5
Operating Expenses
Salaries, incentive compensation and benefits	400.5	413.2	390.2	355.8	372.2
Pre-offering related compensation-share-based awards	—	—	12.7	28.1	42.1
Total compensation and benefits	400.5	413.2	402.9	383.9	414.3
Distribution, servicing and marketing	23.2	26.5	29.6	32.5	43.6
Occupancy	23.3	18.7	14.5	13.1	12.5
Communication and technology	39.5	37.2	34.1	32.2	25.5
General and administrative	29.0	28.1	28.1	25.0	27.2
Total operating expenses	515.5	523.7	509.2	486.7	523.1
Operating income (loss)	283.5	304.9	286.4	234.2	282.4
Non-operating income (expense)
Interest expense	(11.1)	(11.2)	(11.4)	(11.7)	(11.7)
Net investment gain (loss) of consolidated investment products	10.1	5.7	4.2	—	—
Other investment gain (loss)	6.4	2.1	1.1	1.3	0.4
Net gain (loss) on the tax receivable agreements	(19.6)	0.3	290.9	0.7	(12.2)
Total non-operating income (expense)	(14.2)	(3.1)	284.8	(9.7)	(23.5)
Income before income taxes	269.3	301.8	571.2	224.5	258.9
Provision for income taxes	27.8	47.6	420.5	51.5	46.8
Net income before noncontrolling interests	241.5	254.2	150.7	173.0	212.1
Less: Net income attributable to noncontrolling interests-Artisan Partners Holdings LP	80.1	91.1	99.0	100.0	130.3
Less: Net income attributable to noncontrolling interests - consolidated investment products	4.9	4.8	2.1	—	—
Net income attributable to Artisan Partners Asset Management Inc.	$156.5	$158.3	$49.6	$73.0	$81.8

Earnings per basic and diluted common share	$2.65	$2.84	$0.75	$1.57	$1.86
Weighted average basic and diluted common shares outstanding	51.1	48.9	44.6	38.1	35.4
Dividends declared per Class A common share	$3.39	$3.19	$2.76	$2.80	$3.35

	As of December 31,
	2019	2018	2017	2016	2015
Statement of Financial Condition Data:	(in millions)
Cash and cash equivalents	$134.6	$160.5	$137.3	$156.8	$166.2
Total assets	933.6	805.0	837.2	936.2	946.5
Borrowings(1)	200.0	200.0	200.0	200.0	200.0
Total liabilities	752.0	630.2	666.5	818.5	829.9
Redeemable noncontrolling interests	43.1	34.3	62.6	—	—
Total equity	$138.5	$140.5	$108.1	$117.7	$116.6
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.
The following table sets forth certain of our selected operating data as of the dates and for the periods indicated:

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Unaudited Operating Data:	(in millions)
Assets under management(1)	$121,016	$96,224	$115,494	$96,845	$99,848
Net client cash flows(2)	(3,288)	(7,419)	(5,408)	(4,824)	(5,848)
Market appreciation/(depreciation)(3)	$28,080	$(11,851)	$24,057	$1,821	$(2,219)
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

The following table shows net income, operating income, operating margin and the corresponding adjusted measures for Artisan Partners Asset Management for the periods indicated:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in millions)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$156.5	$158.3	$49.6	$73.0	$81.8
Adjusted net income (Non-GAAP)	$208.0	$226.1	$182.1	$158.7	$197.3
Operating income (GAAP)	$283.5	$304.9	$286.4	$234.2	$282.4
Adjusted operating income (Non-GAAP)	$283.5	$304.9	$299.1	$262.3	$324.5
Operating margin (GAAP)	35.5%	36.8%	36.0%	32.5%	35.1%
Adjusted operating margin (Non-GAAP)	35.5%	36.8%	37.6%	36.4%	40.3%
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
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of December 31, 2019, our nine autonomous investment teams managed a total of 17 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2019, approximately 79% of our assets under management were managed for clients and investors domiciled in the U.S. and 21% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business and financial highlights for 2019 included:
•Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Net of fees, fifteen of our seventeen strategies have generated meaningful out-performance relative to their broad-based benchmarks since inception. In 2019, on an asset-weighted basis, our investment strategies generated approximately 578 basis points of gross returns in excess of broad-based benchmarks. 13 of 17 of our investment strategies out-performed their broad-based benchmarks, net of fees. Six Artisan Funds finished 2019 in the top decile of their Morningstar peer groups, and 10 of 15 Artisan Funds finished in the top quartile of their peer groups.
•During the year ended December 31, 2019, our assets under management increased to $121.0 billion, an increase of $24.8 billion, or 26%, compared to $96.2 billion at December 31, 2018, as a result of $28.1 billion of market appreciation partially offset by $3.3 billion of net client cash outflows.
•11 of our 17 strategies had positive net inflows in 2019, with five of our strategies having net inflows in excess of $500 million. Our Third Generation strategies (with inception dates beginning in 2014) had $3.9 billion in net inflows, an organic growth rate of 63%.
•Average assets under management for the year ended December 31, 2019 was $111.0 billion, a decrease of 2.4% from the average of $113.8 billion for the year ended December 31, 2018.
•We earned $799 million in revenue for the year ended December 31, 2019, a 4% decrease from revenues of $829 million for the year ended December 31, 2018.
•Our operating margin was 35.5%, down slightly from 36.8% in 2018.
•We generated $2.65 of earning per basic and diluted share and $2.67 of adjusted EPS.
•We declared and distributed dividends of $3.39 per share of Class A common stock during 2019, and have declared a total of $3.08 of dividends per share with respect to 2019.

During the year ended December 31, 2019, the Company's deferred tax rate increased as a result of a change in estimated state income tax expense. The higher deferred tax rate increased deferred tax assets by $23.0 million with a corresponding decrease to the provision for income taxes. The remeasurement of deferred tax assets also resulted in a $19.6 million increase to the amounts payable under the tax receivable agreements with a corresponding increase to non-operating expense. The Company's statutory corporate tax rate and adjusted tax rate increased during 2019 from 23.5% to 24.1%. We currently expect the 2020 adjusted tax rate to be in the range of 24.5% to 25.0%.

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
Our employees and other limited partners of Holdings held approximately 27% of the equity interests in Holdings as of December 31, 2019. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2019 Holdings Unit Exchanges
During the year ended December 31, 2019, certain limited partners of Holdings exchanged 1,499,655 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,499,655 shares of Class A common stock. In connection with the exchanges, APAM received 1,499,655 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 70% at December 31, 2018 to 73% at December 31, 2019, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
S&P 500 total returns	31.5%	(4.4)%	21.8%
MSCI All Country World total returns	26.6%	(9.4)%	24.0%
MSCI EAFE total returns	22.0%	(13.8)%	25.0%
Russell Midcap® total returns	30.5%	(9.1)%	18.5%
MSCI Emerging Markets Index	18.4%	(14.6)%	37.3%
ICE BofA Merrill Lynch U.S. High Yield Master II Total Return Index	14.4%	(2.3)%	7.5%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in millions)
Assets under management at period end	$121,016	$96,224	$115,494
Average assets under management(1)	$111,023	$113,769	$108,754
Net client cash flows	$(3,288)	$(7,419)	$(5,408)
Total revenues	$799	$829	$796
Weighted average fee(2)	72.0 bps	72.9 bps	73.1 bps
Operating margin	35.5%	36.8%	36.0%
Adjusted operating margin(3)	35.5%	36.8%	37.6%
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
•industry trends towards products, strategies, vehicles or services that we do not offer;
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Beginning assets under management	$96,224	$115,494	$96,845
Gross client cash inflows	17,594	18,693	16,380
Gross client cash outflows	(20,882)	(26,112)	(21,788)
Net client cash flows	(3,288)	(7,419)	(5,408)
Market appreciation (depreciation) (1)	28,080	(11,851)	24,057
Ending assets under management	$121,016	$96,224	$115,494
Average assets under management	$111,023	$113,769	$108,754
(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into US dollars. The impact was immaterial for the periods presented.
During 2019 our AUM increased by $24.8 billion due to $28.1 billion in market appreciation, partially offset by $3.3 billion of net client cash outflows. Eleven of our 17 investment strategies had net inflows, totaling $4.6 billion of net inflows. Our 7 Third Generation strategies (with inception dates beginning in 2014) had $3.9 billion in net inflows, representing an organic growth rate of 63%. We expect the Third Generation strategies to continue to experience net inflows.
The net inflows across most of our business were offset by $7.9 billion of net outflows across the remaining six of our 17 strategies, including the Non-U.S. Growth, U.S. Mid-Cap Growth, and U.S. Mid-Cap Value strategies, where we expect net outflows to continue in the near term.
Net client cash flows for the years ended December 31, 2019, 2018 and 2017 included net outflows of approximately $470 million, $852 million, and $510 million, respectively, from Artisan Funds annual income and capital gains distributions, net of reinvestments.
Over the long-term, we expect market appreciation to generate the majority of our AUM growth, which has been our historical experience.
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
As of the date of this filing, our U.S. Small-Cap Growth strategy is closed to most new investors and client relationships, but remains open to existing investors and client relationships. Our Global Opportunities strategy is open across pooled vehicles, but closed to most new separate account clients. Our Non-U.S. Value strategy is open to new separate account relationships, but closed to most new pooled vehicle investors.
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
The table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2019. Returns for periods less than one year are not annualized.

	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross)					Average Annual Value-Added(1) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$19,193	37.01%	18.75%	14.03%	15.07%	11.20%	570
MSCI All Country World Index			26.60%	12.44%	8.40%	8.78%	5.50%
Global Discovery	9/1/2017	813	44.29%	---	---	---	18.97%	947
MSCI All Country World Index			26.60%	---	---	---	9.50%
U.S. Mid-Cap Growth Strategy	4/1/1997	11,122	39.78%	18.36%	11.45%	15.11%	15.20%	480
Russell® Midcap Index			30.54%	12.06%	9.33%	13.19%	10.40%
Russell® Midcap Growth Index			35.47%	17.36%	11.60%	14.23%	9.65%
U.S. Small-Cap Growth Strategy	4/1/1995	3,665	41.90%	23.56%	15.42%	16.70%	11.38%	214
Russell® 2000 Index			25.52%	8.59%	8.22%	11.82%	9.24%
Russell® 2000 Growth Index			28.48%	12.49%	9.33%	13.00%	7.97%
Global Equity Team
Global Equity Strategy	4/1/2010	1,922	32.84%	20.20%	12.04%	---	13.34%	467
MSCI All Country World Index			26.60%	12.44%	8.40%	---	8.67%
Non-U.S. Growth Strategy	1/1/1996	23,675	30.73%	16.05%	6.71%	8.43%	10.37%	547
MSCI EAFE Index			22.01%	9.56%	5.67%	5.50%	4.90%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	2,263	38.37%	---	---	---	38.37%	1,601
MSCI ACWI ex US SMID Index			22.36%	---	---	---	22.36%
U.S. Value Team
Value Equity Strategy	7/1/2005	3,016	31.39%	9.86%	9.62%	11.34%	8.64%	(79)
Russell® 1000 Index			31.43%	15.05%	11.48%	13.53%	9.43%
Russell® 1000 Value Index			26.54%	9.68%	8.28%	11.79%	7.76%
U.S. Mid-Cap Value Strategy	4/1/1999	4,386	24.77%	7.45%	6.99%	10.76%	12.61%	304
Russell® Midcap Index			30.54%	12.06%	9.33%	13.19%	9.57%
Russell® Midcap Value Index			27.06%	8.10%	7.61%	12.41%	9.74%
International Value Team
Non-U.S. Value Strategy	7/1/2002	22,000	25.66%	10.34%	7.27%	10.25%	11.90%	564
MSCI EAFE Index			22.01%	9.56%	5.67%	5.50%	6.26%
Global Value Team
Global Value Strategy	7/1/2007	19,707	25.41%	10.86%	8.28%	11.93%	8.69%	372
MSCI All Country World Index			26.60%	12.44%	8.40%	8.78%	4.98%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	234	22.03%	13.91%	9.02%	4.19%	6.20%	72
MSCI Emerging Markets Index			18.42%	11.57%	5.61%	3.68%	5.48%
Credit Team
High Income Strategy	4/1/2014	3,783	15.09%	7.89%	8.19%	---	7.55%	233
ICE BofAML US High Yield Master II Total Return Index			14.41%	6.32%	6.13%	---	5.22%
Developing World Team
Developing World Strategy	7/1/2015	3,374	43.40%	18.82%	---	---	12.11%	655
MSCI Emerging Markets Index			18.42%	11.57%	---	---	5.56%
Thematic Team
Thematic Strategy	5/1/2017	1,235	34.10%	---	---	---	28.20%	1,389
S&P 500 Index			31.49%	---	---	---	14.31%

Other Assets Under Management(2)		628
Total Assets Under Management		$121,016

(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized. The Artisan High Income strategy may hold loans and other security types that may not be included in the ICE BofA Merrill Lynch High Yield Master II Index. At times, this causes material differences in relative performance. The Global Equity, Global Discovery and Thematic strategies’ investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

(2) Other Assets Under Management includes AUM managed by the Credit Team in the Credit Opportunities strategy and by the Thematic Team in the Thematic Long/Short strategy, respectively. Strategy specific information has been omitted.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team
Year Ended	Growth	Global Equity	U.S. Value	International Value(3)	Global Value(3)	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
December 31, 2019	(unaudited; in millions)
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	4,207	3,557	644	3,607	1,412	29	1,791	1,305	1,042	17,594
Gross client cash outflows	(5,385)	(5,347)	(1,468)	(3,673)	(2,814)	(14)	(1,250)	(780)	(151)	(20,882)
Net client cash flows	(1,178)	(1,790)	(824)	(66)	(1,402)	15	541	525	891	(3,288)
Market appreciation (depreciation)	9,720	6,683	1,649	4,385	3,996	40	449	856	302	28,080
Net transfers(1)	—	—	—	—	—	—	—	—	—	—
Ending assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Average assets under management	$31,861	$25,744	$7,113	$20,072	$18,559	$203	$3,586	$2,634	$1,251	$111,023
December 31, 2018
Beginning assets under management	$30,628	$29,235	$8,765	$21,757	$19,930	$282	$2,554	$2,253	$90	$115,494
Gross client cash inflows	5,121	3,466	1,027	3,758	2,405	28	1,443	893	552	18,693
Gross client cash outflows	(7,967)	(7,044)	(2,177)	(4,434)	(2,540)	(97)	(1,079)	(742)	(32)	(26,112)
Net client cash flows	(2,846)	(3,578)	(1,150)	(676)	(135)	(69)	364	151	520	(7,419)
Market appreciation (depreciation)	(1,531)	(2,690)	(1,038)	(3,400)	(2,682)	(34)	(58)	(411)	(7)	(11,851)
Net transfers(1)	—	—	—	—	—	—	—	—	—	—
Ending assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	96,224
Average assets under management	$30,967	$27,908	$8,207	$20,962	$19,909	$237	$2,945	$2,379	$255	113,769
December 31, 2017
Beginning assets under management	$25,714	$25,510	$8,588	$17,855	$16,085	$228	$1,878	$987	$—	$96,845
Gross client cash inflows	4,399	2,942	1,592	2,822	2,277	14	1,168	1,080	86	16,380
Gross client cash outflows	(6,153)	(6,818)	(2,517)	(3,043)	(2,278)	(53)	(672)	(253)	(1)	(21,788)
Net client cash flows	(1,754)	(3,876)	(925)	(221)	(1)	(39)	496	827	85	(5,408)
Market appreciation (depreciation)	6,668	7,601	1,102	4,235	3,734	93	180	439	5	24,057
Net transfers(1)	—	—	—	(112)	112	—	—	—	—	—
Ending assets under management	$30,628	$29,235	$8,765	$21,757	$19,930	$282	$2,554	$2,253	$90	$115,494
Average assets under management(2)	$29,366	$28,060	$8,719	$19,896	$18,487	$280	$2,294	$1,632	$28	108,754
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

	As of December 31, 2019		As of December 31, 2018		As of December 31, 2017
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)		(unaudited)
Institutional	$80,274	66.3%	$63,543	66.0%	$76,176	66.0%
Intermediary	35,574	29.4%	28,363	29.5%	34,172	29.6%
Retail	5,168	4.3%	4,318	4.5%	5,146	4.4%
Ending Assets Under Management(1)	$121,016	100.0%	$96,224	100.0%	$115,494	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 13% of our total assets under management as of December 31, 2019.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts(2)	Total
December 31, 2019	(unaudited; in millions)
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	12,545	5,049	17,594
Gross client cash outflows	(14,541)	(6,341)	(20,882)
Net client cash flows	(1,996)	(1,292)	(3,288)
Market appreciation (depreciation)	13,003	15,077	28,080
Net transfers(1)	(373)	373	—
Ending assets under management	$57,288	$63,728	$121,016
Average assets under management	$52,974	$58,049	$111,023
December 31, 2018
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	13,863	4,830	18,693
Gross client cash outflows	(18,155)	(7,957)	(26,112)
Net client cash flows	(4,292)	(3,127)	(7,419)
Market appreciation (depreciation)	(6,065)	(5,786)	(11,851)
Net transfers(1)	(338)	338	—
Ending assets under management	$46,654	$49,570	$96,224
Average assets under management	$56,792	$56,978	$113,769
December 31, 2017
Beginning assets under management	$49,367	$47,478	$96,845
Gross client cash inflows	12,448	3,932	16,380
Gross client cash outflows	(15,584)	(6,204)	(21,788)
Net client cash flows	(3,136)	(2,272)	(5,408)
Market appreciation (depreciation)	11,674	12,383	24,057
Net transfers(1)	(556)	556	—
Ending assets under management	$57,349	$58,145	$115,494
Average assets under management	$54,552	$54,225	108,754
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

Artisan Funds and Artisan Global Funds
As of December 31, 2019, Artisan Funds comprised $53.0 billion, or 44%, of our assets under management. For the year ended December 31, 2019, fees from Artisan Funds represented $452.5 million, or 57%, of our revenues. Our contractual tiered fee rates for the series of Artisan Funds range from 0.625% to 1.05% of fund assets, depending on the strategy, the amount invested and other factors.
As of December 31, 2019, Artisan Global Funds comprised $4.3 billion, or 3%, of our assets under management. For the year ended December 31, 2019, fees from Artisan Global Funds represented $32.4 million, or 4%, of our revenues. Our contractual fee rates for Artisan Global Funds range from 0.75% to 1.85% of assets under management
The weighted average rate of fee paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.915%, 0.919%, and 0.921%, for the years ended December 31, 2019, 2018 and 2017, respectively.

Separate Accounts
Separate accounts comprised $63.7 billion, or 53%, of our assets under management as of December 31, 2019. For the year ended December 31, 2019, fees from separate accounts represented $314.1 million, or 39%, of our revenues. Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in Artisan Private Funds.
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
The weighted average rate of fee paid by our separate account clients in the aggregate was 0.542%, 0.538%, and 0.540% for the years ended December 31, 2019, 2018 and 2017, respectively. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
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
Certain separate account clients pay us fees according to the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Management fees, performance fees and incentive allocations earned from consolidated investment products are eliminated from revenue upon consolidation. Less than 2% of the $121.0 billion of assets under management as of December 31, 2019 have performance fee billing arrangements. The majority of our AUM with performance fee billing arrangements have a measurement period ending on June 30, which could result in higher performance fee revenue recognized during the June quarter. However, there is potential for performance fees to be earned and recognized in each quarter throughout the year. We have realized and recognized approximately $3 million of performance fee revenue during the first quarter of 2020 as of the date of this filing.
The following table sets forth revenues we earned under our investment management agreements with Artisan Funds and Artisan Global Funds and on the separate accounts that we managed for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Revenues	(in millions)
Management fees
Artisan Funds & Artisan Global Funds	$484.9	$522.0	$502.6
Separate accounts	309.5	303.6	292.7
Performance fees	4.6	3.0	0.3
Total revenues	$799.0	$828.6	$795.6
Average assets under management for period	$111,023	$113,769	$108,754

For the years ended December 31, 2019, 2018 and 2017, approximately 83%, 84% and 85%, respectively, of our investment management fees were earned from clients located in the United States.
Operating Expenses
Our operating expenses consist primarily of compensation and benefits, distribution and marketing, occupancy, communication and technology, and general and administrative.
Our expenses may fluctuate due to a number of factors, including the following:
•variations in the level of total compensation expense due to, among other things, incentive compensation, equity awards, changes in our employee count (including the addition of new investment teams) and product mix and competitive factors; and
•expenses, such as distribution fees, rent, professional service fees, technology and data-related costs, incurred, as necessary, to operate and grow our business.
A significant portion of our operating expenses are variable and fluctuate in direct relation to our assets under management and revenues. Even if we experience declining revenues, we expect to continue to make the expenditures necessary for us to manage our business. As a result, our profits may decline.
Compensation and Benefits
Compensation and benefits includes (i) salaries, incentive compensation and benefits costs, (ii) compensation expense related to post-IPO equity awards granted to employees and (iii) in years prior to 2018, pre-offering related compensation, which consists of amortization expense on unvested Class B awards.
We expect the fixed portion of compensation and benefits to increase by approximately $7 million in 2020. The fixed components of compensation and benefits, which generally do not fluctuate directly with revenues, includes salaries, benefits and payroll taxes.
Incentive compensation is one of the most significant parts of the total compensation of our senior employees. The amount of cash incentive compensation paid to members of our investment teams and senior members of our marketing and client service teams is based in large part on formulas that are tied directly to revenues. For each of our investment teams, incentive compensation generally represents 25% of the asset-based management fees and a share of performance-based fees generated by assets under management in the team’s strategy or strategies. Incentive compensation paid to other employees is discretionary and subjectively determined based on individual performance and our overall results during the applicable year.
Certain compensation and benefits expenses are generally higher in the beginning of the year, such as employer funded retirement and health care contributions and payroll taxes. We expect these costs to add approximately $4 million to our expenses in the first quarter of 2020, compared to the fourth quarter of 2019.
We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. The awards consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata annual time vesting over 5 years and (2) qualifying retirement (as defined in the award agreements). In 2019, members of investment teams who otherwise would have received career awards instead received an equal number of franchise awards. Franchise awards are identical to career awards, except with respect to the Franchise Protection Clause, which applies to current or future portfolio managers. The Franchise Protection Clause provides that the total number of franchise awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the portfolio manager’s investment team during a 3-year measurement period beginning on the date of the portfolio manager’s retirement notice exceeds a set threshold. We expect to continue to grant franchise awards to members of our investment teams. In 2020, we began issuing performance share units to our Chief Executive Officer and Executive Vice President in charge of investment operations.
The estimated grant date fair value of equity awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally three years for performance share units and five years for all other awards that have been granted to date. Compensation expense for performance share units is only recognized if it is probable that the performance conditions will be achieved. For all awards, if a service or performance condition is not achieved, the corresponding awards are forfeited and any previously recognized compensation expense is reversed.
Our board of directors approved the grant of 963,000 restricted share-based awards to certain of our employees during 2019 and 979,455 restricted share-based awards in the first quarter of 2020. Both grants included standard restricted awards, career awards and franchise awards. The 2020 grant also included performance share units.
Total compensation expense, which will be recognized on a straight-line basis over the requisite service period, is expected to be approximately $22.1 million and approximately $34.2 million, for the 2019 and 2020 awards, respectively. Including the grant in the first quarter of 2020, we expect equity compensation expense to be approximately $9 million per quarter in 2020.

Since the IPO and including the grant in the first quarter of 2020, our board of directors has approved the grant of 9,531,616 restricted share-based awards. Total unrecognized non-cash compensation expense for these awards is $116 million. We expect to continue to make equity grants each year, though the form and structure of equity awards may change as we seek to maximize alignment between our employees and our clients, investors, partners, and shareholders. The actual size of the expense over time will depend primarily on the number of awards granted and our stock price at the time the grants are made. The amount of equity granted will vary from year to year and will be influenced by our results and other factors. From time to time, we may make individual equity grants to people we hire.
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
Distribution, Servicing and Marketing
Distribution, servicing and marketing expenses primarily represent payments we make to broker-dealers, financial advisors, defined contribution plan providers, mutual fund supermarkets and other intermediaries for selling, servicing and administering accounts invested in shares of Artisan Funds. Artisan Funds authorizes intermediaries to accept purchase, exchange, and redemption orders for shares of Artisan Funds on behalf of Artisan Funds. Many intermediaries charge a fee for those services. Artisan Funds pays a portion of some of those fees, which portion is intended to compensate the intermediary for its provision of services of the type that would be provided by Artisan Funds’ transfer agent or other service providers if the shares were registered directly on the books of Artisan Funds’ transfer agent. Like the investment management fees we earn as adviser to Artisan Funds, distribution, servicing and marketing fees typically vary with the value of the assets invested in shares of Artisan Funds. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us, at a minimum, all costs attributable to the marketing and distribution of shares of Artisan Funds. A significant portion of Artisan Funds’ shares are held by investors through intermediaries to which we pay distribution, servicing and marketing expenses.
Total distribution, servicing and marketing fees will increase as we increase our assets under management sourced through intermediaries that charge these fees or similar fees. The amount we pay to intermediaries for distribution and administrative services varies by share class. As assets have transferred from the Investor share class to the Advisor and Institutional share classes, the amount we have paid for distribution, servicing and marketing has decreased. Consistent with the experience of other investment managers, as the foregoing expenses have decreased, we have seen increased requests from intermediaries for alternative forms of compensation. To date, such alternative forms of compensation have not been material, but they could be over time.
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
We expect 2020 communication and technology expenses will be approximately $41 million, as we continue to make investments in our business.

On behalf of our mutual fund and separate account clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. In response to the Markets in Financial Instruments Directive II and industry changes prompted by it, we have experienced increasing requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.

General and Administrative
General and administrative expenses include professional fees, travel and entertainment, certain state and local taxes, directors’ and officers’ liability insurance, director fees, and other miscellaneous expenses we incur in operating our business.
Non-Operating Income (Expense)
Interest Expense
Interest expense primarily relates to the interest we pay on our debt. For a description of the terms of our debt, see “—Liquidity and Capital Resources”. Interest expense also includes interest on TRA payments, which is incurred between the due date (without extension) for our federal income tax return and the date on which we make TRA payments.
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
Net Investment Income
Net investment income includes realized and unrealized investment gains (losses) related to unconsolidated investment products, income earned on excess cash balances, and dividends earned on unconsolidated equity securities. Prior to 2018, unrealized investments gains (losses) were recorded as a component of other comprehensive income in equity.
Net Gain (Loss) on the Tax Receivable Agreements
Non-operating income (expense) also includes gains or losses related to the changes in our estimate of the payment obligation under the tax receivable agreements, including the impact of tax rate changes. The effect of changes in our estimate of amounts payable under the tax receivable agreements, including the effect of changes in enacted tax rates and in applicable tax laws, is included in net income.
Net Income (Loss) Attributable to Noncontrolling Interests
Net Income (Loss) Attributable to Noncontrolling Interests - Holdings
Net income (loss) attributable to noncontrolling interests - Holdings represents the portion of earnings or loss attributable to the ownership interest in Artisan Partners Holdings held by the limited partners of Artisan Partners Holdings.
Net Income (Loss) Attributable to Noncontrolling Interests - Consolidated Investment Products
Net income (loss) attributable to noncontrolling interests - consolidated investment products represents the portion of earnings or loss attributable to third-party investors’ ownership interest in consolidated investment products.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state, and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that a portion of Holdings’ taxable earnings are not subject to corporate level taxes. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. This favorable impact is partially offset by the impact of permanent items, including certain executive compensation expenses and pre-IPO share-based compensation expenses, that are not deductible for tax purposes. Pre-IPO share-based compensation awards became fully vested on July 1, 2017 and therefore the related impact to the effective tax rate no longer exists after July 1, 2017. The effective tax rate is also affected by the discrete tax impact of dividends on unvested share-based awards and vesting of restricted share-based awards.
As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.

Results of Operations
Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

	For the Years Ended December 31,		Period-to-Period
	2019	2018	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$799.0	$828.6	$(29.6)	(4)%
Operating Expenses
Total compensation and benefits	400.5	413.2	(12.7)	(3)%
Other operating expenses	115.0	110.5	4.5	4%
Total operating expenses	515.5	523.7	(8.2)	(2)%
Total operating income	283.5	304.9	(21.4)	(7)%
Non-operating income (expense)
Interest expense	(11.1)	(11.2)	0.1	1%
Other non-operating income	(3.1)	8.1	(11.2)	(138)%
Total non-operating income (expense)	(14.2)	(3.1)	(11.1)	(358)%
Income before income taxes	269.3	301.8	(32.5)	(11)%
Provision for income taxes	27.8	47.6	(19.8)	(42)%
Net income before noncontrolling interests	241.5	254.2	(12.7)	(5)%
Less: Noncontrolling interests - Artisan Partners Holdings	80.1	91.1	(11.0)	(12)%
Less: Noncontrolling interests - consolidated investment products	4.9	4.8	0.1	2%
Net income attributable to Artisan Partners Asset Management Inc.	$156.5	$158.3	$(1.8)	(1)%
Share Data
Basic and diluted earnings per share	$2.65	$2.84
Basic and diluted weighted average number of common shares outstanding	51,127,929	48,862,435

Revenues
The decrease in revenues of $29.6 million, or 4%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, was driven primarily by a $2.7 billion, or 2%, decrease in our average assets under management. The weighted average investment management fee was 72.0 basis points for the year ended December 31, 2019, compared to 72.9 basis points for the year ended December 31, 2018. The decrease in the weighted average fee was primarily due to an increase in the proportion of total assets managed in separate accounts.
The following table sets forth the weighted average fee and investment management fees earned by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2019	2018	2019	2018
	(dollars in millions)
Investment management fees	$314.1	$306.6	$484.9	$522.0
Weighted average fee	54.2 bps	53.8 bps	91.5 bps	91.9 bps
Percentage of ending AUM	53%	52%	47%	48%

Operating Expenses
The decrease in total operating expenses of $8.2 million, or 2%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily a result of lower incentive compensation and third-party distribution expense due to decreased revenues, lower equity-based compensation expense and onboarding costs incurred in the fourth quarter of 2018 related to the Non-U.S. Small-Mid Growth strategy. These decreases were partially offset by increases in occupancy expense related to investment team relocations, higher compensation and benefits expenses on an increased number of full-time employees, and increased technology expenses.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2019	2018	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$358.4	$360.3	$(1.9)	(1)%
Restricted share-based award compensation expense	42.1	52.9	(10.8)	(20)%
Total compensation and benefits	$400.5	$413.2	$(12.7)	(3)%
(1) Excluding restricted share-based award compensation expense
The decrease in salaries, incentive compensation and benefits was driven primarily by an $8.5 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue, partially offset by compensation expense related to additional full-time employees in 2019.
Restricted share-based award compensation expense decreased $10.8 million as the awards that became fully amortized during 2018 and 2019 had a higher value than the awards granted in 2018 and 2019.
Total compensation and benefits was 50% of our revenues for the years ended December 31, 2019 and 2018.
Other operating expenses
Other operating expenses increased $4.5 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due a $4.6 million increase in occupancy expense. The increased expense includes rent and depreciation expense for new office spaces as well as $2.1 million of accelerated rent and depreciation expense related to an exited location. Communication and technology expenses also increased $2.3 million as a result of additional software subscriptions and increased market data costs. The increases were partially offset by a $3.3 million decrease in third-party distribution expense as a result of a decrease in AUM subject to those fees.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Years Ended December 31,		Period-to-Period
	2019	2018	$	%
	(in millions)
Interest expense	$(11.1)	$(11.2)	$0.1	1%
Net investment gain (loss) of consolidated investment products	10.1	5.7	4.4	77%
Other investment gain (loss)	6.4	2.1	4.3	205%
Net gain (loss) on the tax receivable agreements	(19.6)	0.3	(19.9)	(6,633)%
Total non-operating income (expense)	$(14.2)	$(3.1)	$(11.1)	358%

Non-operating income (expense) for the year ended December 31, 2019 includes a $19.6 million loss relating to a change in estimate of the payment obligation under the tax receivable agreements, compared to a $0.3 million gain for the year ended December 31, 2018. The effect of changes in that estimate after the date of an exchange or sale is included in net income. The change in estimate in 2019 was due to the remeasurement of deferred tax assets relating to an increase in estimated state income tax expense.

Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2019 and 2018 was 10.3% and 15.8%, respectively. The decrease in effective tax rate was primarily due to the remeasurement of existing deferred tax assets resulting from an increase in Artisan's state deferred income tax rates. The increase in Artisan's state deferred income tax rates resulted in an increase to our deferred tax assets of $23.0 million with a corresponding decrease to the provision for income taxes for the year ended December 31, 2019. The tax rate used to measure deferred taxes is comprised of enacted tax rates. Also, deferred taxes were impacted by recorded unrecognized tax benefits.
For the year ended December 31, 2019, approximately 31% of Holdings’ earnings were not subject to corporate-level taxes compared to approximately 33% for the year ended December 31, 2018. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2019, compared to the year ended December 31, 2018, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	For the Years Ended December 31,		For the Period-to-Period
	2018	2017	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$828.6	$795.6	$33.0	4%
Operating Expenses
Total compensation and benefits	413.2	402.9	10.3	3%
Other operating expenses	110.5	106.3	4.2	4%
Total operating expenses	523.7	509.2	14.5	3%
Total operating income	304.9	286.4	18.5	6%
Non-operating income (expense)
Interest expense	(11.2)	(11.4)	0.2	2%
Other non-operating income	8.1	296.2	(288.1)	(97)%
Total non-operating income (expense)	(3.1)	284.8	(287.9)	(101)%
Income before income taxes	301.8	571.2	(269.4)	(47)%
Provision for income taxes	47.6	420.5	(372.9)	(89)%
Net income before noncontrolling interests	254.2	150.7	103.5	69%
Less: Noncontrolling interests - Artisan Partners Holdings	91.1	99.0	(7.9)	(8)%
Less: Noncontrolling interests - consolidated investment products	4.8	2.1	2.7	129%
Net income attributable to Artisan Partners Asset Management Inc.	$158.3	$49.6	$108.7	219%
Share Data
Basic and diluted earnings per share	$2.84	$0.75
Basic and diluted weighted average number of common shares outstanding	48,862,435	44,647,318
A detailed discussion of the year-over-year results for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income and operating income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), (3) net investment gain (loss) of investment products, and (4) the remeasurement of deferred taxes. These adjustments also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) pre-offering related compensation, (2) net gain (loss) on the tax receivable agreements (if any), (3) net investment gain (loss) of investment products, and (4) the remeasurement of deferred taxes. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.1%, 23.5% and 37.0% for the years ended December 31, 2019, 2018 and 2017, respectively. We currently expect the 2020 adjusted tax rate to be in the range of 24.5% to 25.0%.
•Adjusted net income per adjusted share is calculated by dividing adjusted net income by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested Class A share-based awards and the exchange of all outstanding limited partnership units of Artisan Partners Holdings for Class A common stock of APAM on a one-for-one basis.
•Adjusted operating income represents the operating income of the consolidated company excluding pre-offering related compensation.
•Adjusted operating margin is calculated by dividing adjusted operating income by total revenues.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$156.5	$158.3	$49.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	80.1	91.1	99.0
Add back: Provision for income taxes	27.8	47.6	420.5
Add back: Pre-offering related compensation - share-based awards	—	—	12.7
Add back: Net (gain) loss on the tax receivable agreements	19.6	(0.3)	(290.9)
Add back: Net investment (gain) loss of investment products attributable to APAM	(9.9)	(1.1)	(1.9)
Less: Adjusted provision for income taxes	66.1	69.5	106.9
Adjusted net income (Non-GAAP)	$208.0	$226.1	$182.1

Average shares outstanding
Class A common shares	51.1	48.9	44.6
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.1	4.8	4.2
Artisan Partners Holdings units outstanding (noncontrolling interests)	21.8	23.3	26.8
Adjusted shares	78.0	77.0	75.6

Basic and diluted earnings per share (GAAP)	$2.65	$2.84	$0.75
Adjusted net income per adjusted share (Non-GAAP)	$2.67	$2.94	$2.41

Operating income (GAAP)	$283.5	$304.9	$286.4
Add back: Pre-offering related compensation - share-based awards	—	—	12.7
Adjusted operating income (Non-GAAP)	$283.5	$304.9	$299.1

Operating margin (GAAP)	35.5%	36.8%	36.0%
Adjusted operating margin (Non-GAAP)	35.5%	36.8%	37.6%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$156.5	$158.3	$49.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	80.1	91.1	99.0
Add back: Pre-offering related compensation - share-based awards	—	—	12.7
Add back: Net (gain) loss on the tax receivable agreements	19.6	(0.3)	(290.9)
Add back: Net investment (gain) loss of investment products attributable to APAM	(9.9)	(1.1)	(1.9)
Add back: Interest expense	11.1	11.2	11.4
Add back: Provision for income taxes	27.8	47.6	420.5
Add back: Depreciation and amortization	6.8	5.7	5.3
Adjusted EBITDA (Non-GAAP)	$292.0	$312.5	$305.7

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$134.6	$160.5
Accounts receivable	$81.9	$67.7
Seed investments(1)	$57.8	$48.3
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and unconsolidated Artisan-sponsored investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2019, none of our receivables were considered uncollectable.
We utilize capital to make seed investments in Artisan-sponsored investment products to support the development of new strategies. As of December 31, 2019, the balance of all seed investments, including investments in consolidated investment products, was $57.8 million. The seed investments are generally redeemable at our discretion.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2019.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2019.
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
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:
•leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2019 was 0.6 to 1.00); and
•interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2019 was 32.3 to 1.00).
Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2019.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2019	2018
	(in millions)
Holdings Partnership Distributions to Limited Partners	$94.8	$103.4
Holdings Partnership Distributions to APAM	226.3	217.4
Total Holdings Partnership Distributions	$321.1	$320.8
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 4, 2020, a distribution of $62.2 million payable by Artisan Partners Holdings on February 21, 2020 to holders of its partnership units, including APAM, of record on February 14, 2020.
APAM declared and paid the following dividends per share during the years ended December 31, 2019 and 2018:

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2019	2018
Quarterly	Common Class A	$2.36	$2.40
Special Annual	Common Class A	$1.03	$0.79
Our board of directors declared, effective February 4, 2020, a variable quarterly dividend of $0.68 per share with respect to the fourth quarter of 2019 and a special dividend of $0.60. The combined amount, $1.28 per share of Class A common stock, will be paid on February 28, 2020 to shareholders of record as of the close of business on February 14, 2020.
The variable quarterly dividend of $0.68 per share represents approximately 80% of the cash generated in the fourth quarter of 2019 and a pro-rata portion of 2019 tax savings related to our tax receivable agreements. The special dividend represents the remainder of undistributed cash generated during the year ended December 31, 2019.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special dividend. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $375.3 million liability as of December 31, 2019. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2019, payments of $25.1 million, including interest, were made in accordance with the TRA agreements. We expect to make payments of approximately $27 million in 2020 related to the TRAs.

Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Cash, cash equivalents and restricted cash as of January 1	$175.5	$159.8	$157.4
Net cash provided by operating activities	292.9	333.3	226.0
Net cash used in investing activities	(17.5)	(14.3)	(4.7)
Net cash used in financing activities	(306.6)	(263.5)	(218.9)
Net impact of deconsolidation of consolidated investment products	—	(39.8)	—
Cash, cash equivalents and restricted cash as of December 31,	$144.3	$175.5	$159.8

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net cash provided by operating activities decreased $40.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decrease in operating income resulting from lower average AUM and revenues as well as timing differences in working capital accounts. For the year ended December 31, 2019 compared to the year ended December 31, 2018, our operating income, excluding noncash share-based related compensation expense, decreased $32.2 million. Working capital negatively impacted operating cash flows by $25.6 million primarily due to an increase in accounts receivable and the timing of executive bonus payments. These decreases in cash were partially offset by an $11.8 million reduction in cash used by consolidated investment products.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investing activities increased $3.2 million during the year ended December 31, 2019, primarily due to a $3.9 million increase in the acquisition of leasehold improvements and property and equipment related to the relocation of several investment teams.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities increased $43.1 million during the year ended December 31, 2019 primarily due to a $42.7 million decrease in contributions from noncontrolling interests in our consolidated investment products and a $20.4 million increase in dividends paid during 2019. These increases in cash usage were partially offset by an $11.1 million decrease in payments of amounts owed under the TRAs and an $8.6 million decrease in distributions paid to limited partners.
During the year ended December 31, 2018, the Company determined that it no longer has a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $39.8 million decrease in cash and cash equivalents for year ended December 31, 2018.

Contractual Obligations
The following table sets forth our contractual obligations under certain contracts as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on borrowings	$200.0	$—	$90.0	$—	$110.0
TRAs (1)	375.3	—	—	—	—
Interest payable	49.7	10.2	20.4	9.7	9.4
Lease obligations	123.1	17.0	31.6	26.6	47.9
Total Contractual Obligations	$748.1	$27.2	$142.0	$36.3	$167.3
(1) The estimated payments under the TRAs as of December 31, 2019 are described above under “Liquidity and Capital Resources”. However, amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “—Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to pay approximately $27 million in 2020 related to the TRAs.

The table above does not include income tax liabilities for unrecognized tax benefits due to the uncertainty regarding the timing and amount of future cash outflows. As of December 31, 2019, the liability was $2.0 million, which included accrued interest of $0.3 million.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Voting Interest Entities - A VOE is an entity in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, whereby the equity investment has all the characteristics of a controlling financial interest. As a result, voting rights are a key driver of determining which party, if any, should consolidate the entity. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting interests.
Variable Interest Entities - A VIE is an entity that lacks one or more of the characteristics of a VOE. In accordance with GAAP, an enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a legal entity meets the definition of a VIE by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity’s economic performance.

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

With the exception of the assets managed by our Credit team (which represented approximately 3.2% of our assets under management at December 31, 2019), the portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested principally in publicly-traded equity securities for which public market values are readily available, with a portion of each portfolio held in cash or cash-like instruments.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2019, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.
Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $375.3 million as of December 31, 2019, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.
New or Revised Accounting Standards
See Note 2, “Summary of Significant Accounting Policies — Recent accounting pronouncements” to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.
Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the pooled vehicles and separate accounts it manages. Essentially all of our revenues are derived from investment management agreements with these vehicles and accounts. Under these agreements, the investment management fees we receive are generally based on the value of our assets under management, our fee rates and, for the accounts on which we earn performance based fees, the investment performance of those accounts. Accordingly, if our assets under management decline as a result of market depreciation, our revenues and net income will also decline. In addition, such a decline could cause our clients to withdraw their funds in favor of investments believed to offer higher returns or lower risk, which would cause our revenues to decline further.
The value of our assets under management was $121.0 billion as of December 31, 2019. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $87.1 million at our current weighted average fee rate of 72 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts, would cause an annualized increase or decrease in our revenues of approximately $110.7 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 92 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $65.6 million at the current weighted average fee rate across all of our separate accounts of 54 basis points.

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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $57.8 million as of December 31, 2019. We invested in certain of the series of Artisan Private Funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $5.8 million at December 31, 2019. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $121.0 billion as of December 31, 2019. As of December 31, 2019, approximately 52% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.
We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 45% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $5.4 billion, which would cause an annualized increase or decrease in revenues of approximately $39.2 million at our current weighted average fee rate of 72 basis points.
We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in USD. We do not believe that foreign currency fluctuations materially affect our results of operations.
Interest Rate Risk
We generally invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2019, $30.7 million of our available cash was invested in money market funds that invested solely in U.S. Treasuries. Given the current yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2019, there were no borrowings outstanding under the revolving credit agreement.
The strategies managed by our Credit Team, which had $3.8 billion of assets under management as of December 31, 2019, invest in fixed income securities. The values of debt instruments held by the strategy may fall in response to increases in interest rates, which would reduce our revenues.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Artisan Partners Asset Management Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Deferred Tax Assets and Amounts Payable Under Tax Receivable Agreements

As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $436 million as of December 31, 2019 while the amount payable under the tax receivable agreements (“TRA”) was $375 million. DTAs are determined by management based upon the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets. The TRAs generally provide for payment of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes or benefits. The cash savings are calculated by comparing the Company’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs. The increase in tax basis, which results in a DTA, as well as the amount and timing of any payments under these agreements, will vary depending on a number of factors, which include the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of the Company’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.

The principal considerations for our determination that performing procedures relating to deferred tax assets and amounts payable under tax receivable agreements is a critical audit matter are (i) the significant audit effort necessary in performing procedures related to the aforementioned factors utilized in the estimate and the assessment of the application of the tax laws, and (ii) the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the deferred tax assets and tax receivable agreements. These procedures also included, among others, testing management’s process for estimating the deferred tax assets and amounts payable under tax receivable agreements, including (i) testing the factors to the Company’s estimates, including the timing of sales or exchanges by the holders of limited partnership units and the price of the Class A common stock at the time of such sales or exchanges, (ii) evaluating the reasonableness of the factors used in the Company’s estimates, including the likelihood of the Company having sufficient future taxable income to utilize the deferred tax asset and the tax rate then applicable as well as the portion of the Company’s payments under the TRA constituting imputed interest or depreciable basis or amortizable basis, and (iii) testing the impact of sales or exchanges of limited partnership units on the deferred tax asset and amounts payable under tax receivable agreements. Professionals with specialized skill and knowledge were used to assist in testing the estimates and evaluating the appropriateness of the application of the tax laws, including evaluating whether the sales or exchanges of partnership units are taxable.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 18, 2020

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	At December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$134,621	$160,463
Accounts receivable	81,868	67,691
Investment securities	23,878	18,109
Prepaid expenses	9,589	9,881
Property and equipment, net	39,495	29,138
Operating lease assets	87,155	—
Restricted cash	629	629
Deferred tax assets	435,897	429,128
Other	3,099	3,793
Assets of consolidated investment products
Cash and cash equivalents	9,005	14,443
Accounts receivable and other	1,647	5,566
Investment assets, at fair value	106,736	66,173
Total assets	$933,619	$805,014
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$19,926	$16,772
Accrued incentive compensation	16,159	12,689
Deferred lease obligations	—	10,449
Operating lease liabilities	101,154	—
Borrowings	199,103	199,296
Amounts payable under tax receivable agreements	375,324	369,355
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	34,156	4,712
Investment liabilities, at fair value	6,186	16,905
Total liabilities	$752,008	$630,178
Commitments and contingencies
Redeemable noncontrolling interests	43,110	34,349
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 56,429,825 and 54,071,188 shares outstanding at December 31, 2019 and December 31, 2018, respectively)	564	541
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 7,803,364 and 8,645,249 shares outstanding at December 31, 2019 and December 31, 2018, respectively)	78	86
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 13,568,665 and 14,226,435 shares outstanding at December 31, 2019 and December 31, 2018, respectively)	136	142
Additional paid-in capital	89,149	97,553
Retained earnings	44,455	38,617
Accumulated other comprehensive income (loss)	(1,425)	(1,895)
Total Artisan Partners Asset Management Inc. stockholders’ equity	132,957	135,044
Noncontrolling interests - Artisan Partners Holdings	5,544	5,443
Total stockholders’ equity	$138,501	$140,487
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$933,619	$805,014
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Management fees	$794,338	$825,679	$795,276
Performance fees	4,614	2,956	348
Total revenues	$798,952	$828,635	$795,624
Operating Expenses
Compensation and benefits
Salaries, incentive compensation and benefits	400,456	413,166	390,202
Pre-offering related compensation - share-based awards	—	—	12,678
Total compensation and benefits	400,456	413,166	402,880
Distribution, servicing and marketing	23,170	26,561	29,620
Occupancy	23,319	18,700	14,490
Communication and technology	39,499	37,164	34,073
General and administrative	29,053	28,103	28,150
Total operating expenses	515,497	523,694	509,213
Total operating income	283,455	304,941	286,411
Non-operating income (expense)
Interest expense	(11,054)	(11,223)	(11,449)
Net investment gain (loss) of consolidated investment products	10,084	5,721	4,241
Other investment gain (loss)	6,338	2,098	1,123
Net gain (loss) on the tax receivable agreements	(19,557)	251	290,919
Total non-operating income (expense)	(14,189)	(3,153)	284,834
Income before income taxes	269,266	301,788	571,245
Provision for income taxes	27,809	47,598	420,508
Net income before noncontrolling interests	241,457	254,190	150,737
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	80,055	91,054	99,038
Less: Net income attributable to noncontrolling interests - consolidated investment products	4,866	4,827	2,100
Net income attributable to Artisan Partners Asset Management Inc.	$156,536	$158,309	$49,599

Basic and diluted earnings per share	$2.65	$2.84	$0.75
Basic and diluted weighted average number of common shares outstanding	51,127,929	48,862,435	44,647,318
Dividends declared per Class A common share	$3.39	$3.19	$2.76

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income before noncontrolling interests	$241,457	$254,190	$150,737
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities, net of tax of $0, $0 and $131, respectively	—	—	542
Less: reclassification adjustment for net gains included in net income	—	—	159
Net unrealized gain (loss) on investment securities	—	—	383
Foreign currency translation gain (loss)	732	(1,002)	1,277
Total other comprehensive income (loss)	732	(1,002)	1,660
Comprehensive income	242,189	253,188	152,397
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	80,317	90,816	99,922
Comprehensive income attributable to noncontrolling interests - consolidated investment products	4,866	4,827	2,100
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$157,006	$157,545	$50,375

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2017	$421	$151	$171	$119,221	$13,395	$(1,648)	$(13,997)	$117,714	$—
Net income	—	—	—	—	49,599	—	99,038	148,637	2,100
Other comprehensive income - foreign currency translation	—	—	—	—	—	830	447	1,277	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	—	215	173	388	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(5,994)	—	(270)	6,259	(5)	—
Amortization of equity-based compensation	—	—	—	40,177	—	—	22,715	62,892	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	25,922	—	—	—	25,922	—
Issuance of Class A common stock, net of issuance costs	56	—	—	161,980	—	—	—	162,036	—
Forfeitures and employee/partner terminations	—	(1)	1	—	—	—	—	—	—
Issuance of restricted stock awards	13	—	—	(13)	—	—	—	—	—
Employee net share settlement	—	—	—	(891)	—	—	(586)	(1,477)	—
Exchange of subsidiary equity	15	(10)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(21)	(35)	(162,438)	—	—	—	(162,494)	—
Capital contributions, net	—	—	—	—	—	—	—	—	60,481
Distributions	—	—	—	—	—	—	(115,804)	(115,804)	—
Dividends	—	—	—	(30,054)	(100,864)	—	(103)	(131,021)	—
Balance at December 31, 2017	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	$62,581
Net income	—	—	—	—	158,309	—	91,054	249,363	4,827
Other comprehensive income - foreign currency translation	—	—	—	—	—	(717)	(285)	(1,002)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(4,878)	—	(45)	4,923	—	—
Amortization of equity-based compensation	—	—	—	37,589	—	—	15,965	53,554	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,376	—	—	—	4,376	—
Issuance of Class A common stock, net of issuance costs	6	—	—	21,283	—	—	—	21,289	—
Forfeitures and employee/partner terminations	5	(20)	15	—	—	—	—	—	—
Issuance of restricted stock awards	15	—	—	(15)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(1,742)	—	—	(820)	(2,564)	—
Exchange of subsidiary equity	12	(7)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital contributions, net	—	—	—	—	—	—	—	—	46,572
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(79,631)
Distributions	—	—	—	—	—	—	(103,434)	(103,434)	—
Dividends	—	—	—	(85,498)	(82,180)	—	(102)	(167,780)	—
Balance at December 31, 2018	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity, continued
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2019	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349
Net income	—	—	—	—	156,536	—	80,055	236,591	4,866
Other comprehensive income - foreign currency translation	—	—	—	—	—	521	211	732	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,533)	—	(51)	3,584	—	—
Amortization of equity-based compensation	—	—	—	31,268	—	—	11,827	43,095	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,716	—	—	—	2,716	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,470)	—	—	(607)	(2,078)	—
Exchange of subsidiary equity	14	(8)	(6)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	3,895
Distributions	—	—	—	—	—	—	(94,842)	(94,842)	—
Dividends	—	—	—	(37,353)	(150,698)	—	(127)	(188,178)	—
Balance at December 31, 2019	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income before noncontrolling interests	$241,457	$254,190	$150,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,233	5,668	5,297
Deferred income taxes	7,356	24,863	395,416
Asset impairment	2,107	—	—
Noncash lease expense	1,533	4,086	2,391
Net (gain) loss on seed investment securities	(5,101)	(688)	(519)
Net (gain) loss on the tax receivable agreements	19,557	(251)	(290,919)
Loss on disposal of property and equipment	275	18	69
Amortization of debt issuance costs	463	457	452
Share-based compensation	43,095	53,554	62,892
Net investment (gain) loss of consolidated investment products	(10,084)	(5,721)	(4,241)
Purchase of investments by consolidated investment products	(123,366)	(643,548)	(252,047)
Proceeds from sale of investments by consolidated investment products	75,468	611,117	190,353
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(14,178)	9,002	(16,955)
Prepaid expenses and other assets	1,031	(2,275)	1,629
Accounts payable and accrued expenses	6,881	10,027	(9,202)
Class B liability awards	—	—	(506)
Net change in operating assets and liabilities of consolidated investment products	40,066	12,823	(8,893)
Net cash provided by operating activities	292,793	333,322	225,954
Cash flows from investing activities
Acquisition of property and equipment	(3,498)	(2,834)	(1,578)
Leasehold improvements	(14,286)	(11,007)	(4,257)
Proceeds from sale of investment securities	288	—	6,382
Purchase of investment securities	(10)	(500)	(5,250)
Net cash used in investing activities	(17,506)	(14,341)	(4,703)

The accompanying notes are an integral part of the consolidated financial statements.

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities
Partnership distributions	(94,842)	(103,434)	(115,804)
Dividends paid	(188,178)	(167,780)	(131,021)
Payment of debt issuance costs	(366)	—	(512)
Proceeds from issuance of notes payable	50,000	—	60,000
Principal payments on notes payable	(50,000)	—	(60,000)
Payment under the tax receivable agreements	(24,998)	(36,111)	(30,234)
Net proceeds from issuance of common stock	—	21,478	162,494
Payment of costs directly associated with the issuance of Class A common stock	—	(166)	(294)
Purchase of equity and subsidiary equity	—	(21,478)	(162,494)
Taxes paid related to employee net share settlement	(2,078)	(2,564)	(1,477)
Capital contributions to consolidated investment products, net	3,895	46,572	60,481
Net cash used in financing activities	(306,567)	(263,483)	(218,861)
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,280)	55,498	2,390
Net cash impact of deconsolidation of CIPs	—	(39,759)	—
Cash, cash equivalents and restricted cash
Beginning of period	175,535	159,796	157,406
End of period	$144,255	$175,535	$159,796

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$134,621	$160,463	$137,286
Restricted cash	629	629	629
Cash and cash equivalents of consolidated investment products	9,005	14,443	21,881
Cash, cash equivalents and restricted cash	$144,255	$175,535	$159,796

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$35,999	$24,679	$146,241
Establishment of amounts payable under tax receivable agreements	30,967	20,303	120,320
Increase in investment securities due to deconsolidation of CIPs	—	11,381	—
Operating lease assets obtained in exchange for operating leases	4,162	—	—
Cash paid for:
Interest on borrowings	$10,649	$10,694	$11,019
Income tax	18,593	20,731	25,296
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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2019, APAM held approximately 73% of the equity ownership interest in Holdings.
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

From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of December 31, 2019, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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
Foreign currency translation
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at prevailing year-end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustment for foreign operations is included in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. The cumulative effect of translation adjustments is included in accumulated other comprehensive income (loss) and noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Financial Condition, based on period-end ownership levels.
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment management fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2019, 2018 and 2017.
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
Realized and unrealized gains (losses) on unconsolidated investment securities are recorded in other investment gain (loss) in the Consolidated Statements of Operations. Dividend income from these investments is recognized when earned and is also included in other investment gain (loss). Prior to 2018, unrealized investments gains (losses) were recorded as a component of other comprehensive income in equity.
Property and equipment
Property and equipment are carried at cost, less accumulated depreciation. Depreciation is generally recognized on a straight-line basis over the estimated useful lives of the respective assets or the remaining lease term, whichever is shorter. The estimated useful lives of property and equipment as of December 31, 2019 are as follows:

Property and Equipment Type	Useful Life
Computers and equipment	Five years
Computer software	Three years
Furniture and fixtures	Seven years
Leasehold improvements	Three to 14 years

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
Artisan assesses its contractual arrangements for the existence of a lease at inception. Operating leases with an initial term greater than 12 months are recorded as operating lease assets and operating lease liabilities in the Consolidated Statements of Financial Condition. Lease components (e.g. fixed rental payments) and non-lease components (e.g. fixed common-area maintenance costs) are generally accounted for as a single component.
Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Operating lease assets are recognized at the lease commencement date based on the present value of lease payments over the lease term, adjusted for prepaid rent and the remaining balance of lease incentives received. Artisan's lease agreements generally do not provide an implicit interest rate, and therefore the present value calculation uses Artisan's estimated incremental borrowing rate. A market-based approach was used to estimate the incremental borrowing rate for each individual lease using observable market interest rates and Artisan specific inputs. The lease terms include periods covered by options to extend or exclude periods covered by options to terminate the lease when it is reasonably certain that Artisan will exercise that option.
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
Customer Rebates, Waivers and Expense Reimbursements
Artisan has contractually agreed to waive its investment management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain funds to not more than a fixed percentage of the funds’ average daily net assets. Artisan may also contractually agree to pay fee rebates to certain clients. Artisan accounts for all waivers, reimbursements, and rebates as a reduction of the transaction price (and, hence, of revenue) because the billing adjustments and payments represent consideration payable to customers and Artisan does not receive any distinct goods or services from the customers in exchange.
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
Distribution, servicing and marketing
Artisan Funds has authorized certain financial services companies, broker-dealers, banks or other intermediaries, and in some cases other organizations designated by an authorized intermediary, to accept purchase, exchange, and redemption orders for shares of Artisan Funds on the funds’ behalf. Many intermediaries charge a fee for accounting and shareholder services provided to fund shareholders on the funds’ behalf. Those services typically include recordkeeping, transaction processing for shareholders’ accounts, and other services.
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
Distribution, servicing and marketing fees paid by Artisan are presented as an operating expense as Artisan is the principal in its role as the primary obligor related to these services. Fees paid to intermediaries were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Fees paid with respect to Artisan Funds	$20,096	$22,822	$25,697
Fees paid with respect to Global Funds	424	1,002	1,731
Other marketing expenses	2,650	2,737	2,192
Total distribution, servicing and marketing	$23,170	$26,561	$29,620
Accrued fees to intermediaries were $3.3 million and $2.7 million as of December 31, 2019 and 2018, respectively, and are included in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition.

Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2019, 2018 and 2017. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
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
Comprehensive income (loss)
Total comprehensive income (loss) includes net income and other comprehensive income. Other comprehensive income (loss) consists of foreign currency translation. Prior to 2018, other comprehensive income (loss) also includes the change in unrealized gains (losses) on available-for-sale investments, net of related tax effects.
Partnership distributions
Artisan makes distributions to its partners for purposes of paying income taxes as required under the terms of Artisan Partners Holdings’ partnership agreement. Tax distributions are calculated utilizing the highest combined individual federal, state and local income tax rate among the various locations in which the partners, as a result of owning their interests in the partnership, are subject to tax, assuming maximum applicability of the phase-out of itemized deductions contained in the Internal Revenue Code for tax years prior to 2018. Artisan also makes additional distributions under the terms of the partnership agreement. Distributions are recorded in the financial statements on the declaration date.
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

In accordance with the adoption of the new lease standard, the Company recorded operating lease assets and operating lease liabilities in the Consolidated Statements of Financial Condition. The adoption of ASU 2016-02 had no impact on the Consolidated Statements of Operations for the year ended December 31, 2019, and did not impact operating, financing or investing cash flows in the Consolidated Statements of Cash Flows for the year ended December 31, 2019.
Artisan elected to adopt the short-term lease exemption, which allows companies to exclude contracts that have an initial term of 12 months or less. Artisan also elected the package of practical expedients available for existing contracts which allowed the Company to carry forward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. Additionally, Artisan elected the practical expedient to account for lease and non-lease components as a single component. See Note 16, “Leases” for additional information.
Accounting standards not yet adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The Company currently expenses implementation costs in hosting arrangements as the costs are incurred. The new guidance was effective on January 1, 2020. The Company expects certain types of costs will be capitalized that would have previously been expensed as incurred, but does not expect the impact to be material to the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to measure credit losses on financial assets based on expected losses rather than incurred losses. The guidance was effective on January 1, 2020 and requires a modified retrospective approach to adoption. The adoption of this guidance did not have a material impact on the consolidated financial statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of December 31, 2019	As of December 31, 2018
Investments in equity securities	$7,543	$5,857
Investments in equity securities accounted for under the equity method	16,335	12,252
Total investment securities	$23,878	$18,109

Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. The table below presents the net investment income activity related to these investment securities:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Net gains (losses) recognized on investment securities	$5,101	$688
Less: Net realized gains (losses) recognized on investment securities sold during the period	250	157
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$4,851	$531

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
•Level 3—Significant unobservable inputs (including Artisan’s own assumptions in determining fair value).
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2019 and 2018:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
December 31, 2019
Assets
Money market funds	$30,673	$—	$30,673	$—	$—
Equity securities	23,878	15,068	8,810	—	—

December 31, 2018
Assets
Money market funds	$57,790	$—	$57,790	$—	$—
Equity securities	18,109	12,252	5,857	—	—
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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of December 31, 2019 and 2018:

	Maturity	As of December 31, 2019	As of December 31, 2018	Interest Rate Per Annum
Revolving credit agreement	August 2022	—	—	NA
Senior notes
Series B	August 2019	—	50,000	5.32%
Series C	August 2022	90,000	90,000	5.82%
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	—	4.53%
Total borrowings		$200,000	$200,000
The fair value of borrowings was approximately $202.8 million as of December 31, 2019. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.

Senior notes - On August 16, 2017, Holdings issued $60 million of 4.29% Series D senior notes and used the proceeds to repay the $60 million of 4.98% Series A senior notes that matured on August 16, 2017. In addition, Holdings amended and extended its $100 million revolving credit facility for an additional five-year period.
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
As of and for the year-ended December 31, 2019, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of December 31, 2019.
Interest expense incurred on the unsecured notes and revolving credit agreement was $10.5 million, $10.6 million, and $10.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2020	$—
2021	—
2022	90,000
2023	—
2024	—
Thereafter	110,000
Total	$200,000

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
As of December 31, 2019, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund with an aggregate direct equity investment in the consolidated investment products of $33.9 million.
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
Management fees and incentive allocations earned from CIPs are eliminated from revenue upon consolidation. See Note 17, “Related Party Transactions” for additional information on management fees and incentive allocations earned from CIPs.
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

During the year ended December 31, 2019, the Company determined that it no longer had a controlling financial interest in one sub-fund of Artisan Global Funds as a result of third party capital contributions. Upon loss of control, the VIE was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s Consolidated Statements of Financial Condition. There was no net impact to the Consolidated Statements of Operations for the year ended December 31, 2019. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value. Upon deconsolidation, Artisan's $0.9 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities in the Company's Consolidated Statements of Financial Condition.
As of December 31, 2019, Artisan held direct equity investments of $16.3 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2019 and 2018:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets
Money market funds	$5,005	$5,005	$—	$—
Equity securities - long position	9,933	9,933	—	—
Fixed income instruments - long position	96,681	—	96,681	—
Derivative assets	122	22	100	—

Liabilities
Fixed income instruments - short position	$6,005	$—	$6,005	$—
Derivative liabilities	181	—	181	—

December 31, 2018
Assets
Money market funds	$13,141	$13,141	$—	$—
Equity securities - long position	7,817	7,196	—	621
Fixed income instruments - long position	57,621	—	57,621	—
Derivative assets	735	—	735	—

Liabilities
Fixed income instruments - short position	$16,567	$—	$16,567	$—
Derivative liabilities	338	—	338	—

CIP balances included in the Company's consolidated statements of financial condition were as follows:

	As of December 31, 2019	As of December 31, 2018
Net CIP assets included in the table above	$105,555	$62,409
Net CIP assets not included in the table above	(28,509)	2,156
Total Net CIP assets	77,046	64,565
Less: redeemable noncontrolling interests	43,110	34,349
Artisan’s direct equity investment in CIPs	$33,936	$30,216

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2019, APAM held approximately 73% of the equity ownership interests in Holdings.
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the "Holdings Common Unit Exchanges"). The Holdings Common Unit Exchanges increase APAM's equity ownership interest in Holdings and result in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 11, “Income Taxes and Related Payments”.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the years ended December 31, 2019, 2018 and 2017, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2017	42,149,436	32,205,433	74,354,869	57%
Issuance of APAM Restricted Shares, Net	1,218,604	—	1,218,604	1%
2017 Follow-On Offering	5,626,517	(5,626,517)	—	7%
Holdings Common Unit Exchanges	1,472,197	(1,472,197)	—	2%
Forfeitures from Employee Terminations (1)	(3,628)	—	(3,628)	—%
Balance at December 31, 2017	50,463,126	25,106,719	75,569,845	67%
Issuance of APAM Restricted Shares, Net (1)	1,440,282	—	1,440,282	—%
2018 Follow-On Offering	644,424	(644,424)	—	1%
Holdings Common Unit Exchanges	1,590,611	(1,590,611)	—	2%
Forfeitures from Employee Terminations (1)	(67,255)	—	(67,255)	—%
Balance at December 31, 2018	54,071,188	22,871,684	76,942,872	70%
Issuance of APAM Restricted Shares, Net(1)	876,271	—	876,271	—%
Holdings Common Unit Exchanges	1,499,655	(1,499,655)	—	3%
Forfeitures from Employee Terminations (1)	(17,289)	—	(17,289)	—%
Balance at December 31, 2019	56,429,825	21,372,029	77,801,854	73%
(1) The impact of the transaction on APAM’s ownership percentage was less than 1%.
Changes in ownership of Holdings are accounted for as equity transactions because APAM continues to have a controlling interest in Holdings. Additional paid-in capital and noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Financial Condition are adjusted to reallocate Holdings’ historical equity to reflect the change in APAM’s ownership of Holdings.

The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Years Ended December 31,
	2019	2018
Additional paid-in capital	$(3,533)	$(4,878)
Noncontrolling interest - Artisan Partners Holdings	3,584	4,923
Accumulated other comprehensive income (loss)	(51)	(45)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.7 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.
Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of December 31, 2019 and 2018, respectively:

		Outstanding
	Authorized	December 31, 2019	December 31, 2018	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	56,429,825	54,071,188	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	7,803,364	8,645,249	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	13,568,665	14,226,435	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2019, Artisan’s employees held 4,898,297 restricted shares of Class A common stock and all 7,803,364 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2019, 2018 and 2017:

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2019	2018	2017
Quarterly	Common Class A	$2.36	$2.40	$2.40
Special Annual	Common Class A	$1.03	$0.79	$0.36

The following table summarizes APAM’s stock transactions for the years ended December 31, 2019, 2018 and 2017:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2017	74,354,869	42,149,436	15,142,049	17,063,384
2017 Follow-On Offering	—	5,626,517	(2,104,517)	(3,522,000)
Holdings Common Unit Exchanges	—	1,472,197	(1,048,917)	(423,280)
Restricted Share Award Grants	1,267,250	1,267,250	—	—
Restricted Share Award Net Share Settlement	(48,646)	(48,646)	—	—
Employee/Partner Terminations	(3,628)	(3,628)	(66,423)	66,423
Balance at December 31, 2017	75,569,845	50,463,126	11,922,192	13,184,527
2018 Follow-On Offering	—	644,424	(644,424)	—
Holdings Common Unit Exchanges	—	1,590,611	(606,066)	(984,545)
Restricted Share Award Grants	1,517,724	1,517,724	—	—
Restricted Share Award Net Share Settlement	(77,442)	(77,442)	—	—
Employee/Partner Terminations	(67,255)	(67,255)	(2,026,453)	2,026,453
Balance at December 31, 2018	76,942,872	54,071,188	8,645,249	14,226,435
Holdings Common Unit Exchanges	—	1,499,655	(841,885)	(657,770)
Restricted Share Award Grants	959,000	959,000	—	—
Restricted Share Award Net Share Settlement	(82,729)	(82,729)	—	—
Employee/Partner Terminations	(17,289)	(17,289)	—	—
Balance at December 31, 2019	77,801,854	56,429,825	7,803,364	13,568,665
(1) There were 297,891, 246,581, and 178,401 restricted stock units outstanding at December 31, 2019, 2018, and 2017, respectively. Restricted stock units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Holdings Partnership Distributions to Limited Partners	$94,842	$103,434	$115,804
Holdings Partnership Distributions to APAM	226,245	217,396	197,070
Total Holdings Partnership Distributions	$321,087	$320,830	$312,874
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of revenue by type and vehicle for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Management fees
Artisan Funds	$452,504	$487,041	$472,502
Artisan Global Funds	32,332	35,007	30,107
Separate accounts(1)	309,502	303,631	292,667
Performance fees
Separate accounts(1)	4,614	2,956	348
Total revenues(2)	$798,952	$828,635	$795,624
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

The following table presents the balances of receivables related to contracts with customers:

	December 31, 2019	December 31, 2018
Customer
Artisan Funds	$6,703	$5,418
Artisan Global Funds	3,588	417
Separate accounts	69,413	59,787
Total receivables from contracts with customers	$79,704	$65,622
Non-customer receivables	2,164	2,069
Accounts receivable	$81,868	$67,691

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
Artisan had no other contract assets or liabilities from contracts with customers as of December 31, 2019 or December 31, 2018.

Note 10. Compensation and Benefits

Total compensation and benefits consists of the following:

	For the Years Ended December 31,
	2019	2018	2017
Salaries, incentive compensation and benefits (1)	$358,339	$360,287	$341,060
Restricted share-based award compensation expense	42,117	52,879	49,142
Total salaries, incentive compensation and benefits	400,456	413,166	390,202
Pre-offering related compensation - share-based awards	—	—	12,678
Total compensation and benefits	$400,456	$413,166	$402,880
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
Restricted share-based awards
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan (the “Plan”). Pursuant to the Plan, APAM has granted a combination of restricted stock awards and restricted stock units (collectively referred to as “restricted share-based awards” or "awards") of Class A common stock to employees. Restricted share-based awards have a pro-rata five year vesting requirement. Certain restricted share-based awards will vest or become eligible to vest only upon a combination of both (1) pro-rata annual time vesting and (2) a qualifying retirement (as defined in the award agreements).
A portion of the restricted share-based awards granted to portfolio managers contain a Franchise Protection Clause, which provides that the number of awards that ultimately vest depends on meeting certain conditions related to client cash flows. If such conditions are not met, compensation cost will be reversed for any awards that do not vest. The fair value, requisite service period and expense recognition for these awards are determined in the same manner as the other restricted share-based awards.
Unvested restricted share-based awards are subject to forfeiture. Grantees are entitled to dividends or dividend equivalents on unvested and vested awards. 5,601,288 shares of Class A common stock were reserved and available for issuance under the Plan as of December 31, 2019.
The following table summarizes the restricted share-based award activity for the years ended December 31, 2019, 2018 and 2017:

	Weighted-Average Grant Date Fair Value	Number of Awards
Unvested at January 1, 2017	$44.47	3,394,910
Granted	28.30	1,268,500
Forfeited	39.56	(3,628)
Vested	48.06	(645,796)
Unvested at January 1, 2018	$38.79	4,013,986
Granted	39.32	1,518,974
Forfeited	36.09	(67,255)
Vested	44.50	(787,248)
Unvested at January 1, 2019	$38.04	4,678,457
Granted	22.92	963,000
Forfeited	34.61	(17,289)
Vested	39.21	(618,746)
Unvested at December 31, 2019	$35.00	5,005,422
The aggregate vesting date fair value of awards that vested during the years ended December 31, 2019, 2018 and 2017 was approximately $15.9 million, $25.8 million, and $19.8 million, respectively. The unrecognized compensation expense for the unvested restricted share-based awards as of December 31, 2019 was $82.0 million with a weighted average recognition period of 3.2 years remaining.
During the years ended December 31, 2019 and 2018, the Company withheld a total of 82,729 and 77,442 restricted shares, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid $2.1 million and $2.6 million in employee tax withholding obligations related to these settlements during the years ended December 31, 2019 and 2018, respectively. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$13,609	$18,247	$21,960
State and local	6,315	3,993	2,663
Foreign	529	495	469
Total	20,453	22,735	25,092
Deferred:
Federal	22,310	22,218	396,502
State and local	(14,954)	2,645	(1,086)
Total	7,356	24,863	395,416
Income tax expense	$27,809	$47,598	$420,508
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
State and local taxes, net of federal tax effect	2.8	2.1	0.9
Non-deductible share-based compensation	—	—	0.5
Rate benefit from the flow through entity	(6.7)	(6.7)	(6.2)
Tax Reform - change in federal corporate tax rate	—	—	43.9
Change in state tax rate	(6.8)	—	—
Unrecognized tax benefits	0.6	—	—
Other	(0.6)	(0.6)	(0.5)
Effective tax rate	10.3%	15.8%	73.6%
The effective tax rate includes a rate benefit attributable to the fact that, for the years ended December 31, 2019, 2018 and 2017, approximately 31%, 33% and 38%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also reduced in the year ended December 31, 2019, due to the remeasurement of existing deferred tax assets resulting from an increase in Artisan's state deferred income tax rates. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested restricted share-based awards, net of higher tax expense related to the vesting of restricted share-based awards.
The Tax Cuts and Jobs Act (“Tax Reform”) was enacted in December 2017. As a result of Tax Reform, existing deferred tax assets were remeasured to reflect the reduction in the enacted U.S. federal corporate tax rate. The tax rate used to measure deferred tax assets changed from 37.0% to 23.5% as of December 31, 2017, which resulted in a reduction to deferred tax assets of $352.0 million with a corresponding increase to the provision for income taxes for the year ended December 31, 2017.
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2019 and 2018 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under Tax Receivable Agreements
December 31, 2017	$410,690	$385,413
2018 Follow-On Offering	7,687	6,534
2018 Holdings Common Unit Exchanges	16,199	13,770
Amortization	(29,851)	—
Payments under TRAs(1)	—	(36,111)
Change in estimate	(10)	(251)
December 31, 2018	$404,715	$369,355
2019 Holdings Common Unit Exchanges	13,424	11,410
Amortization	(31,872)	—
Payments under TRAs(1)	—	(24,998)
Change in estimate	21,873	19,557
December 31, 2019	$408,140	$375,324
(1) Interest payments of $78 thousand and $115 thousand were paid in addition to these TRA payments for the years ended December 31, 2019 and 2018, respectively.

Net deferred tax assets comprise the following:

	As of December 31, 2019	As of December 31, 2018
Deferred tax assets:
Amortizable basis (1)	$408,140	$404,715
Other (2)	27,757	24,413
Total deferred tax assets	435,897	429,128
Less: valuation allowance (3)	—	—
Net deferred tax assets	$435,897	$429,128
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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The change in the Company’s gross unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$—	$—	$—
Additions for tax positions of prior years	1,667	—	—
Reductions for tax positions of prior years	—	—	—
Tax positions related to the current year	—	—	—
Settlements with taxing authorities	—	—	—
Expirations of statute of limitations	—	—	—
Balance at End of Year	$1,667	$—	$—
If recognized, $1.6 million of the benefits would favorably impact the effective tax rate in future periods. The total amount of unrecognized tax benefits is currently not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.3 million as of December 31, 2019, and is excluded from the unrecognized tax benefits total above. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company's Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2019, U.S. federal income tax returns for the years 2016 through 2018 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2015 to 2018.

Note 12. Earnings Per Share
The computation of basic and diluted earnings per share under the two-class method for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
Basic and Diluted Earnings Per Share	2019	2018	2017
Numerator:
Net income attributable to APAM	$156,536	$158,309	$49,599
Less: Allocation to participating securities	21,154	19,447	16,026
Net income available to common stockholders	$135,382	$138,862	$33,573
Denominator:
Weighted average shares outstanding	51,127,929	48,862,435	44,647,318
Earnings per share	$2.65	$2.84	$0.75
Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the years ended December 31, 2019, 2018 and 2017. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive.
The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Years Ended December 31,
Anti-Dilutive Weighted Average Shares Outstanding	2019	2018	2017
Holdings limited partnership units	21,827,809	23,351,440	26,837,118
Unvested restricted share-based awards	5,026,357	4,813,895	4,153,260
Total	26,854,166	28,165,335	30,990,378
Note 13. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2019, 2018 and 2017 were $7.2 million, $6.9 million and $6.4 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.
Artisan provides an opportunity for eligible employees to participate in Artisan’s financial growth and success through phantom equity awards, pursuant to the Artisan Partners Holdings LP Phantom Equity Plan. The phantom equity awards provide participants the right to receive cash payments upon vesting based on the trading price of APAM’s Class A common stock. Awards made under the Phantom Equity Plan are liability awards and are subject to vesting on a pro-rata basis over five years. Award recipients must be employed by Artisan on the vesting date in order to receive payment.
Expense related to the plan for the years ended December 31, 2019, 2018 and 2017 was $0.9 million, $0.5 million and $0.6 million, respectively, and is included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2019 and 2018 for the plan was $0.9 million and $0.4 million, respectively.

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

Note 15. Property and Equipment
The composition of property and equipment at December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
Computers and equipment	$7,105	$8,000
Computer software	4,112	4,554
Furniture and fixtures	11,780	10,566
Leasehold improvements	48,119	37,551
Total Cost	$71,116	$60,671
Less: Accumulated depreciation	(31,621)	(31,533)
Property and equipment, net of accumulated depreciation	$39,495	$29,138
Depreciation expense totaled $6.8 million, $5.6 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 16. Leases
Operating lease expense was as follows:

Lease Type	Classification	For the year ended December 31, 2019
Parking leases	Compensation and benefits	$519
Office leases (1)	Occupancy	15,931
Variable lease cost (2)	Occupancy	118
Short-term lease cost (2)	Occupancy	369
Sublease income	Occupancy	(286)
Office equipment leases	Communication and technology	305
Total operating lease expense		$16,956
(1) Office lease expense includes a $1.5 million charge related to the abandonment of a leased office space during the year ended December 31, 2019, as discussed below.
(2) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
During the year ended December 31, 2019, the Company recognized an asset impairment loss of $2.1 million related to the abandonment of a leased office location. The loss is recorded in occupancy expense based on the present value of expected future cash flows and consists of a $1.5 million lease asset impairment and a $0.6 million property impairment.
Operating lease expense was $13.9 million and $10.5 million for the years ended December 31, 2018 and 2017, respectively, under ASC Topic 840.
The table below presents the maturity of operating lease liabilities:

As of December 31, 2019
2020	$16,483
2021	16,378
2022	14,949
2023	13,416
2024	13,111
Thereafter	47,839
Total undiscounted lease payments	122,176
Adjustment to discount to present value	(21,022)
Operating lease liabilities	$101,154

As of December 31, 2019, there were not any leases that were signed but not yet commenced, and none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

For the Year Ended December 31, 2019
Weighted average discount rate	4.7%
Weighted average remaining lease term	8.1 years
Operating cash flows for operating leases	14,183

Note 17. Related Party Transactions
Several of the current executive officers and directors of APAM, or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At December 31, 2019 and 2018, accounts receivables included $0.9 million and $0.6 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.625% to 1.05%. Artisan has contractually agreed to waive its management fees or reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.88% to 1.50%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
Artisan Funds	2019	2018	2017
Investment management fees (Gross of fee waivers/expense reimbursements)	$452,895	$487,460	$472,501
Fee waivers / expense reimbursements	$391	$419	$504

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

Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Global Funds	2019	2018	2017
Investment management fees (Gross of fee waivers / expense reimbursements)	$32,577	$35,070	$30,107
Elimination of management fees from consolidated investment products (1)	(67)	(62)	—
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	$32,510	$35,008	$30,107

Fee waivers / expense reimbursements	$514	$386	$218
Elimination of fee waivers / expense reimbursements from consolidated investment products (1)	(336)	(385)	—
Consolidated fee waivers / expense reimbursements	$178	$1	$218
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.
Affiliate transactions - Artisan Private Funds
Pursuant to written agreements, Artisan serves as the investment manager and acts as the general partner for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee and for certain funds is entitled to receive either an allocation of profits or a performance-based fee. In addition, for a period of time following the formation of each private fund, Artisan has agreed to reimburse the fund to the extent that expenses, excluding Artisan’s management fee, performance fee and transaction related costs, exceed certain levels, which range from 0.10% to 1.00% per annum of the net assets of the fund. Artisan may also voluntarily waive fees or reimburse the funds for other expenses.
Artisan and certain related parties, including employees, officers and members of the Company’s board have invested in one or more of the funds and currently do not pay a management fee, performance fee or incentive allocation.
Fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Private Funds	2019	2018	2017
Investment management fees (Gross of fee waivers / expense reimbursements)	$3,042	$739	$39
Investment performance fees	211	559	50
Elimination of management fees and performance fees from consolidated investment products (1)	(369)	(286)	(89)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	$2,884	$1,012	$—

Fee waivers / expense reimbursements	$219	$206	$290
Elimination of fee waivers / expense reimbursements from consolidated investment products (1)	(114)	(206)	(290)
Consolidated fee waivers / expense reimbursements	$105	$—	$—
(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Note 18. Geographic Information
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. Revenues by geographic location based on client domicile for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
	2019	2018	2017
U.S.	$666,650	$698,994	$679,331
Non-U.S.	132,302	129,641	116,293
Total revenues	$798,952	$828,635	$795,624

The following table sets forth Artisan’s long-lived assets by geographic area, which consist of net property and equipment and operating lease assets:

	As of December 31,
	2019	2018
U.S.	$121,146	$28,313
Non-U.S.	5,504	825
Total long-lived assets	$126,650	$29,138

Note 19. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.

Note 20. Selected Quarterly Financial Data (Unaudited)
The following table presents unaudited quarterly results of operations for 2019 and 2018. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of Artisan’s business activities.

	For the Quarters Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Total revenues	$186,962	$200,727	$202,961	$208,302
Operating income	$57,732	$70,858	$75,548	$79,317
Net income attributable to noncontrolling interests-Artisan Partners Holdings	$17,309	$19,795	$20,556	$22,395
Net income attributable to noncontrolling interests- consolidated investment products	$970	$990	$400	$2,506
Net income attributable to Artisan Partners Asset Management Inc.	$31,539	$39,188	$41,256	$44,553
Earnings per basic and diluted share:	$0.47	$0.66	$0.71	$0.76

	For the Quarters Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Total revenues	$212,008	$212,296	$212,788	$191,543
Operating income	$79,986	$78,877	$81,837	$64,241
Net income attributable to noncontrolling interests-Artisan Partners Holdings	$26,052	$23,307	$24,021	$17,674
Net income (loss) attributable to noncontrolling interests- consolidated investment products	$4,338	$2,332	$178	$(2,021)
Net income attributable to Artisan Partners Asset Management Inc.	$41,274	$42,006	$42,518	$32,511
Earnings per basic and diluted share:	$0.75	$0.72	$0.77	$0.57
The summation of quarterly earnings per share does not equal annual earnings per share because the calculations are performed independently.

Note 21. Subsequent Events
Restricted share-based awards
During the first quarter of 2020, the board of directors of APAM approved the grant of 979,455 restricted share-based awards to certain employees pursuant to the Company’s 2013 Omnibus Incentive Plan. Compensation expense associated with these awards is expected to be approximately $34.2 million, which will be recognized on a straight-line basis over the requisite service period.
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 4, 2020, a distribution by Artisan Partners Holdings of $62.2 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective February 4, 2020, a quarterly dividend of $0.68 per share of Class A common stock and a special annual dividend of $0.60 per share of Class A common stock. Both APAM common stock dividends, a total of $1.28 per share, are payable on February 28, 2020 to shareholders of record as of February 14, 2020.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and position of each of our directors at February 14, 2020:

Name	Age	Position
Matthew R. Barger	62	Independent Director
Eric R. Colson	50	President, Chief Executive Officer and Chairman of the Board
Tench Coxe	62	Independent Director
Stephanie G. DiMarco	62	Independent Director
Jeffrey A. Joerres	60	Independent Director
Andrew A. Ziegler	62	Lead Independent Director

Mr. Barger has served on our board of directors since February of 2013. Mr. Barger is Chair of the Nominating and Corporate Governance Committee and also serves on the Audit Committee. He is currently the managing member of MRB Capital, LLC, and he has been a senior advisor at Hellman & Friedman LLC (“H&F”) since 2007. Prior to 2007, he served in a number of roles at H&F, including managing general partner and chairman of the investment committee. Mr. Barger was a member of the advisory committee of Artisan Partners Holdings from January 1995 to the completion of our initial public offering in March 2013. Prior to joining H&F, Mr. Barger was an associate in the corporate finance department of Lehman Brothers Kuhn Loeb. He has been a director of Hall Capital Partners LLC since 2007 and has served on the advisory board of Stonyrock Partners LP since 2019. Mr. Barger’s expertise in the investment management industry and his broad experience in public and private directorships, finance, corporate strategy and business development provide valuable insight to our board.
Mr. Colson has been President, Chief Executive Officer and a director of Artisan Partners Asset Management since March 2011 and has served as Chairman of the board of directors since August 1, 2015. He has also been a director of Artisan Partners Funds, Inc. since November 2013. Mr. Colson has served as chief executive officer of Artisan Partners since January 2010. Before serving as Artisan Partners’ chief executive officer, Mr. Colson served as chief operating officer for investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the Company in January 2005. Mr. Colson's experience as our Chief Executive Officer makes him well qualified to serve both as a director and as Chairman of the board. Our board of directors values his substantial experience in the investment management industry and his extensive knowledge of our business.
Mr. Coxe has served on our board of directors since February of 2013 and currently serves on the Compensation Committee and Nominating and Corporate Governance Committee. He has been a managing director of Sutter Hill Ventures since 1989 and joined that firm in 1987 following his tenure with Digital Communications Associates in Atlanta. Prior to that, Mr. Coxe worked with Lehman Brothers in New York City, where he was a corporate finance analyst specializing in mergers and acquisitions as well as debt and equity financing. Mr. Coxe was a member of Artisan Partners Holdings’ advisory committee from January 1995 to the completion of our initial public offering in March 2013. He currently serves on the boards of directors of Nvidia Corporation and PINC Solutions and is a former director of Mattersight Corporation. Mr. Coxe’s wide-ranging leadership experience and his experiences with both public and private directorships enable him to provide additional insight to our board of directors and its committees.
Ms. DiMarco has served on our board of directors since February 2013. Ms. DiMarco is Chair of the Audit Committee and also serves on the Compensation Committee. Ms. DiMarco founded Advent Software, Inc. in June 1983 and served Advent in various capacities over time, including as chair of its board of directors (September 2013 to July 2015), chief executive officer (May 2003 to June 2012) and chief financial officer (July 2008 to September 2009). She currently serves on the advisory board of the College of Engineering at the University of California Berkeley and the board of directors of Summer Search, a non-profit organization. She is a member of several private company boards and is an advisor to NYCA, a venture capital firm. She is a former member of the board of trustees of the University of California Berkeley Foundation, a former advisory board member of the Haas School of Business at the University of California Berkeley and a former trustee of the San Francisco Foundation where she chaired the investment committee. Ms. DiMarco’s extensive experience in technological developments for the investment management industry provides useful insight to our board of directors and her management experience as a founder, officer and director of Advent provide perspective on the management and operations of a public company. In addition, her extensive financial and accounting experience strengthens our board through her understanding of accounting principles, financial reporting rules and regulations, and internal controls.

Mr. Joerres has served on our board of directors since February of 2013. He is currently Chair of the Compensation Committee and serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Joerres was executive chairman and chairman of the board of directors of ManpowerGroup until his retirement in December 2015. From April 1999 until May 2014, he served as chief executive officer of ManpowerGroup. Mr. Joerres currently serves on the boards of directors of ConocoPhillips and Western Union, and is a member of the Committee for Economic Development. He is also past chairman and director of the Federal Reserve Bank of Chicago, a former director of Johnson Controls International plc, and a former trustee of the U.S. Council for International Business. Our board of directors values Mr. Joerres’s global operating and leadership experience and his innovative approach to optimizing human capital. In addition, his substantial experience on public company boards enables him to provide guidance to our board with respect to the management and operations of a public company.
Mr. Ziegler has served on our board of directors since March 2011 and is currently its Lead Independent Director. Mr. Ziegler served as Chairman of the board of directors from March 2011 to August 2015 and was our Executive Chairman from March 2011 to March 2014. Mr. Ziegler was a managing director and the chief executive officer of Artisan Partners Holdings from its founding in 1994 through January 2010. Our board of directors values Mr. Ziegler's operating and leadership experience as our founder and past executive chairman. His extensive knowledge of our business and the investment management industry provide our board with insight into the Company and valuable continuity of leadership.
Under the terms of our stockholders agreement, our stockholders committee, which has the authority to vote approximately 17% of the combined voting power of our capital stock, is required to vote the shares subject to the agreement for the election of each of Mr. Barger and Mr. Colson. Under the agreement, Artisan is required to use its best efforts to elect Mr. Barger and Mr. Colson, which efforts must include soliciting proxies for, and recommending that the Company’s stockholders vote in favor of, the election of each. For more information on the stockholders agreement and stockholders committee see Item 13 of this report.
Certain information regarding our executive officers is included at the end of Part I of this Form 10-K under the heading "Information about our Executive Officers".
Code of Ethics
Our board of directors has adopted a Code of Business Conduct applicable to all directors, officers and employees of the Company to provide a framework for the highest standards of professional conduct and foster a culture of honesty and accountability. The Code of Business Conduct satisfies applicable SEC requirements and NYSE listing standards. The Code of Business Conduct is available under the Corporate Governance link on our website at www.apam.com.
We intend to post on our website at www.apam.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct.

The Board of Directors and its Committees
The board of directors conducts its business through meetings of the board and through meetings of its committees. The board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current members and chairpersons of the committees are:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Matthew R. Barger	X		Chair
Tench Coxe		X	X
Stephanie G. DiMarco	Chair	X
Jeffrey A. Joerres	X	Chair	X
Andrew A. Ziegler
The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised solely of directors who meet the independence requirements under NYSE listing standards and the Securities Exchange Act, and who are “financially literate” under NYSE rules. The board of directors has determined that each member of the Audit Committee has “accounting or related financial management expertise” and qualifies as an “audit committee financial expert”.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Summary
The core elements of our named executive officers’ compensation are base salary, a performance based cash bonus, and performance based equity awards with long-term vesting provisions. For 2019, 93% of our Chief Executive Officer's compensation was performance based. For our other named executive officers, performance based compensation ranged from 79% to 93% percent of 2019’s total compensation.
The following table shows the elements of compensation paid to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated officers (collectively, the named executive officers) with respect to 2019, 2018 and 2017. The amounts in this table vary from the data and reporting conventions required by SEC rules in the Summary Compensation Table below.

			Performance Based Compensation
				Equity Awards
Name & Principal Position	Year	Salary	Cash Bonus	Standard Grant	Career Grant	Total Direct Compensation	Performance Based as % of Total
Eric R. Colson	2019	$500,000	$4,750,000	$786,750	$786,750	$6,823,500	93%
Chief Executive Officer	2018	437,500	5,000,000	222,828	222,806	5,883,134	93%
	2017	250,000	5,000,000	521,388	521,387	6,292,775	96%
Charles J. Daley, Jr.	2019	300,000	1,850,000	76,050	76,050	2,302,100	87%
Chief Financial Officer	2018	287,500	1,950,000	57,300	57,300	2,352,100	88%
	2017	250,000	1,950,000	129,855	129,855	2,459,710	90%
Jason A. Gottlieb	2019	300,000	2,450,000	786,750	786,750	4,323,500	93%
Executive Vice President	2018	287,500	2,600,000	458,400	458,400	3,804,300	92%
	2017	250,000	2,500,000	260,694	260,694	3,271,388	92%
Sarah A. Johnson	2019	300,000	1,100,000	76,050	76,050	1,552,100	81%
Chief Legal Officer	2018	287,500	1,150,000	57,300	57,300	1,552,100	81%
	2017	250,000	1,150,000	88,538	88,537	1,577,075	84%
Gregory K. Ramirez	2019	300,000	1,050,000	42,250	42,250	1,434,500	79%
Executive Vice President	2018	287,500	1,100,000	34,380	34,380	1,456,260	80%
	2017	250,000	1,100,000	88,538	88,537	1,527,075	84%
2019 business highlights include:
•Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Net of fees, fifteen of our seventeen strategies have generated meaningful out-performance relative to their broad-based benchmarks since inception. In 2019, on an asset-weighted basis, our investment strategies generated approximately 578 basis points of gross returns in excess of broad-based benchmarks. 13 of 17 of our investment strategies out-performed their broad-based benchmarks, net of fees. Six Artisan Funds finished 2019 in the top decile of their Morningstar peer groups, and 10 of 15 Artisan Funds finished in the top quartile of their peer groups.
•During the year ended December 31, 2019, our assets under management increased to $121.0 billion, an increase of $24.8 billion, or 26%, compared to $96.2 billion at December 31, 2018, as a result of $28.1 billion of market appreciation partially offset by $3.3 billion of net client cash outflows.
•11 of our 17 strategies had positive net inflows in 2019, with five of our strategies having net inflows in excess of $500 million. Our Third Generation strategies (with inception dates beginning in 2014) had $3.9 billion in net inflows, an organic growth rate of 63%.
•Average assets under management for the year ended December 31, 2019 was $111.0 billion, a decrease of 2.4% from the average of $113.8 billion for the year ended December 31, 2018.
•We earned $799 million in revenue for the year ended December 31, 2019, a 4% decrease from revenues of $829 million for the year ended December 31, 2018.
•Our operating margin was 35.5%, down slightly from 36.8% in 2018.
•We generated $2.65 of earning per basic and diluted share and $2.67 of adjusted EPS.
•We declared and distributed dividends of $3.39 per share of Class A common stock during 2019, and have declared a total of $3.08 of dividends per share with respect to 2019.

2019 Executive Compensation
•The base salary paid to each named executive officer in 2019 reflected the first full year of the increased base salaries that were approved by the Compensation Committee during 2018. In 2018, after reviewing industry and peer practices, the Compensation Committee determined to increase the base salary to $300,000 for all managing directors and to $500,000 for our Chief Executive Officer. Prior to 2018, the base salary for all of the firm’s managing directors, including the named executive officers, was $250,000. The increases for the named executive officers were intended to increase the competitiveness of the base salaries by bringing them closer to the median level of the peer group salary information presented by the Committee’s compensation consultant, McLagan. The base salary increase represented the first ever base salary increase at Artisan for Mr. Colson, Mr. Daley, and Mr. Gottlieb.
•2019 performance based cash bonuses paid to the named executive officers were lower than 2018 bonuses, reflecting the decrease in average assets under management and revenues year over year. Despite the decrease in revenues compared to 2018, the firm had a successful year in terms of investment and financial results, as described above. The 2019 cash bonuses reflect the strong performance of the firm’s management team as they continued to maintain the firm’s high value added, investments-first culture.
•Equity awards for our named executive officers, which were larger with respect to 2019 than 2018, consisted of the following:
◦Mr. Colson and Mr. Gottlieb were each awarded 30,000 performance share units (PSUs) with respect to 2019. The PSUs have a three-year performance period beginning January 1, 2020. 50% of the PSUs are eligible for vesting if the recipient remains employed through the performance period. 100% of the PSUs are eligible for vesting if the recipient satisfies the service condition and either (i) the firm’s adjusted operating margin during the performance period exceeds the median for a defined peer group or (ii) the firm’s total shareholder return during the performance period exceeds the median of the peer group. 150% of the PSUs are eligible for vesting if the recipient satisfies the service condition and both the operating margin and total shareholder return performance conditions. At the conclusion of the performance period, 50% of the PSUs eligible for vesting will vest, and 50% of the PSUs eligible for vesting will be further subject to career vesting terms that, with certain exceptions, means the PSUs will vest only if and when the recipient retires from the firm in accordance with qualifying retirement conditions. The value of the PSUs granted reflected in the table above for each of Mr. Colson and Mr. Gottlieb is the grant date fair value calculated in accordance with FASB ASC Topic 718, which is based on satisfying the service condition, achieving the adjusted operating margin condition, and the probable outcome of the total shareholder return performance condition using a Monte Carlo valuation method.
◦Mr. Daley, Ms. Johnson and Mr. Ramirez each received an equity award consisting of a 50/50 mix of standard shares and career shares. The standard shares will vest pro-rata over the five years following the date of grant, subject to continued employment. With certain exceptions, the career shares will only vest if and when the recipient retires from the Company in accordance with qualifying retirement conditions.
Compensation Program Features
Our executive compensation program includes the following features that we believe reflect sound corporate pay governance:
•The vast majority of our executives’ total compensation is performance based.
•We do not have employment or other agreements that provide termination benefits outside the context of a change in control.
•Generally one-half of all equity awarded to our executive officers contains career vesting conditions that, with certain exceptions, means equity will only vest if and when the recipient retires from the Company in accordance with qualifying retirement conditions.
•All of our outstanding unvested equity awards to executive officers include double-trigger change in control provisions.
•We maintain equity ownership guidelines, pursuant to which executive officers are required to hold Company equity equal in value to eight times base salary for the Chief Executive Officer and three times base salary for all other executive officers.
•Our executive officers are subject to a clawback policy that permits the board of directors to recover incentive compensation from an executive officer if his or her fraud or willful misconduct led to a material restatement of financial results.
•We do not provide “golden parachute” tax gross ups.
•None of our named executive officers have bonus guarantees.
•We do not offer retirement income or pension plans other than the same 401(k) plan that is available to all employees.
•We do not maintain any benefit plans or perquisites that cover only one or more of our named executive officers.
•Our insider trading policy prohibits hedging and restricts pledging of Company stock by all of our employees.
•Our Compensation Committee receives input from an independent compensation consultant.

Objectives of the Compensation Program
We believe that to create long-term value for our stockholders our management team needs to focus on the following business objectives:
•Attracting, retaining, and cultivating top investment talent whose interests are aligned with our clients and stockholders.
•Delivering superior investment performance and client service.
•Achieving profitable and sustainable financial results.
•Expanding our investment capabilities through thoughtful growth.
•Continuing to diversify our sources of assets under management.

Our executive compensation program is designed to:

•Support our business strategy.
•Attract, motivate and retain highly talented, results-oriented individuals.
•Reward the achievement of superior and sustained long-term performance.
•Be flexible and responsive to evolving market conditions.
•Align the interests of our named executive officers with our stockholders.
•Provide competitive pay opportunities.

Elements of our Named Executive Officers’ Compensation and Benefits

The elements of our named executive officer compensation program include:

•Base salary
•Performance based cash bonus
•Performance based equity awards
•Retirement benefits
•Other benefits
Base Salary
Base salaries are intended to provide our named executive officers with a degree of financial certainty and stability that does not depend on performance. Our named executive officers’ base salaries represent a relatively small portion of their overall total direct compensation. We believe that the majority of their pay should be performance based.
Prior to 2018, the base salary for all of the firm’s managing directors, including the named executive officers, was $250,000. After reviewing industry and peer practices, the Compensation Committee determined to increase the base salary to $300,000 for all managing directors and to $500,000 for our Chief Executive Officer. The increases for the named executive officers were intended to increase the competitiveness of the base salaries by bringing them closer to the median level of the peer group salary information presented by the Committee’s compensation consultant, McLagan. The base salary increase represented the first ever base salary increase at Artisan for Mr. Colson, Mr. Daley, and Mr. Gottlieb. No changes were made to the named executive officers' base salaries during 2019.
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
Consistent with the firm’s historical practices, the board of directors and management believe that the vast majority of firm equity awards should be made to the firm’s investment talent, not to the firm’s executive officers. Since the firm’s IPO in 2013, approximately 90% of each equity grant has been awarded to investment team members. By focusing equity grants on investment team members, the firm increases the incentives for, and the long-term alignment and retention of, its most critical employees. The board and management agree that this is the best way to allocate equity awards at a talent-centered investment management firm. A consequence of this approach is that there is a limited amount of equity to allocate to non-investment team members, including executive officers. That is why a relatively small portion of each executive’s annual performance based pay is in the form of equity compensation. Increasing the amount of equity awarded to named executive officers would necessarily decrease the amount awarded to investment team members.

The equity we do grant to our named executive officers is subject to long-term time vesting and/or performance vesting conditions. In addition, generally one-half of all equity awarded to our executives contains career vesting conditions that, with certain exceptions, means equity will only vest if and when the executive retires from the Company in accordance with qualifying retirement conditions. Equity awarded to our executives takes the form of either restricted stock or performance share units, as described below.

Restricted Stock. Prior to the equity awarded with respect to 2019, all of our named executive officers were granted restricted stock in the form of standard restricted shares and career shares. Our standard restricted shares vest pro-rata over the five years following the date of grant, subject to continued employment. For career shares to vest, both of the following conditions must be met:
•Pro rata time-vesting, under which 20% of the shares satisfy this condition in each of the five years following the year of grant.
•Qualifying retirement, which generally requires that the recipient (i) has been employed by us for at least 10 years at retirement; (ii) has provided 18 months' prior written notice of retirement; and (iii) has remained at the Company through the retirement notice period.
Career shares and standard restricted shares will also vest upon a termination of employment due to death or disability. In addition, after the fifth anniversary of the grant date, if the Company terminates a recipient without cause (as defined in the award agreement), career shares will fully vest, provided that the recipient has at least 10 years of service with the Company at the time of termination. And after a change of control, if the Company terminates a named executive officer without cause or he or she resigns for good reason, in either case, within two years of the change in control, the shares will fully vest.
Performance Share Units (PSUs). Beginning with the equity awarded with respect to 2019, Mr. Colson and Mr. Gottlieb received PSUs in lieu of restricted stock awards. The PSUs have a three-year performance period, after which achievement of the performance conditions will be assessed by the Compensation Committee.
PSUs will be eligible to vest if performance conditions are met, as determined by the Compensation Committee after completion of the performance period, as follows:
•50% of the PSUs will be eligible to vest if the recipient remains employed at Artisan through the performance period.
•100% of the PSUs will be eligible to vest if the recipient satisfies the service condition and either (i) the firm’s adjusted operating margin during the performance period exceeds the median for a defined peer group or (ii) the firm’s total shareholder return during the performance period exceeds the median of the peer group.
•150% of the PSUs will be eligible to vest if the recipient satisfies the service condition and both the operating margin and total shareholder return performance conditions.
Once the Compensation Committee has determined the number of PSUs that are eligible to vest with respect to the performance period, one-half of the total PSUs eligible to vest will vest and the underlying shares will be delivered. The other half of PSUs eligible to vest will be subject to career vesting conditions that, with certain exceptions, means the PSUs will vest and the underlying shares will be delivered only if and when the recipient retires from the Company in accordance with qualifying retirement conditions.
All outstanding PSUs will also vest upon a termination of employment due to death or disability. In addition, after the fifth anniversary of the grant date, if the Company terminates a recipient without cause (as defined in the award agreement), all PSUs previously determined to be eligible to vest but not having vested will vest, provided that the recipient has at least 10 years of service with the Company at the time of termination. And after a change of control, if the Company terminates a named executive officer without cause or he or she resigns for good reason, in either case, within two years of the change in control, all outstanding PSUs will fully vest.
Each outstanding PSU entitles the holder to dividend equivalent rights on one outstanding share of Class A common stock.
We intend to continue to grant annual equity-based awards to our named executive officers under the Omnibus Plan, which provides for a wide variety of equity awards. The size and structure of the equity awards granted with respect to 2019 may not be indicative of future awards. Future equity awards may be granted in a mix of restricted shares (both standard and career) and performance share units, and subject to both time- and performance-based vesting conditions. We generally expect at least half of the equity awards to our named executive officers to include career vesting terms.
Retirement Benefits
We believe that providing a cost-effective retirement benefit for the Company’s employees is an important recruitment and retention tool. Accordingly, the Company maintains, and each of the named executive officers participates in, a contributory defined contribution retirement plan for all U.S.-based employees, and matches 100% of each employee’s contributions (other than catch-up contributions by employees age 50 and older) up to the 2019 limit of $19,000. We also maintain retirement plans or make retirement plan contributions (or equivalent cash payments) for our employees based outside the U.S. The opportunity to participate in a retiree health plan, at the sole expense of the retiree, is available to employee-partners and career share recipients who have at least 10 years of service with us at the time of retirement.

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
Determination of Compensation
Role of Compensation Committee, Board of Directors and Chief Executive Officer. Our Compensation Committee, which is comprised solely of directors who qualify as independent under applicable SEC and NYSE rules, has ultimate responsibility for all compensation decisions relating to our named executive officers. Other members of the board of directors regularly attend and participate in meetings of the Compensation Committee, and the members of the Compensation Committee and board of directors regularly meet in executive session without management present. The decisions of the Compensation Committee are reported to the entire board of directors.
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
Results of Advisory Vote on Executive Compensation. The Compensation Committee considers the results of the Company’s advisory vote on compensation when determining the amount and type of compensation paid to the named executive officers and the structure of the executive compensation program generally. At the 2019 annual meeting of shareholders, the advisory vote on executive compensation received shareholder support with approximately 64% of the votes cast in favor of our executives' compensation. The Compensation Committee values the input of our shareholders and is mindful of the level of support received. Over the course of the Company's history, the Company’s executive compensation program has worked well to attract and retain highly talented individuals, reward the achievement of superior long-term performance, and align the interests of those individuals with our shareholders and partners. With respect to 2019, the Compensation Committee introduced performance share units, and the Committee will continue to consider other changes to the executive compensation program.
2019 Executive Compensation Process and Decisions
At its January 2019 meeting, our Compensation Committee and board of directors discussed a set of strategic priorities and business and financial metrics against which to evaluate performance and determine bonuses for 2019. At each subsequent meeting, the Compensation Committee and board of directors reviewed the status of the strategic priorities and assessed the Company’s year-to-date business and financial metrics.
In January and February 2020 the Compensation Committee and board of directors determined annual cash bonuses and equity awards based on its assessment of the named executive officers’ execution of strategic priorities and our 2019 business and financial results. In shaping its decisions with respect to all of the named executive officers, the Compensation Committee considered the following:
•Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Net of fees, fifteen of our seventeen strategies have generated meaningful out-performance relative to their broad-based benchmarks since inception. In 2019, on an asset-weighted basis, our investment strategies generated approximately 578 basis points of gross returns in excess of broad-based benchmarks. 13 of 17 of our investment strategies out-performed their broad-based benchmarks, net of fees. Six Artisan Funds finished 2019 in the top decile of their Morningstar peer groups, and 10 of 15 Artisan Funds finished in the top quartile of their peer groups.

•During the year ended December 31, 2019, our assets under management increased to $121.0 billion, an increase of $24.8 billion, or 26%, compared to $96.2 billion at December 31, 2018, as a result of $28.1 billion of market appreciation partially offset by $3.3 billion of net client cash outflows.
•11 of our 17 strategies had positive net inflows in 2019, with five of our strategies having net inflows in excess of $500 million. Our Third Generation strategies (with inception dates beginning in 2014) had $3.9 billion in net inflows, an organic growth rate of 63%.
•Average assets under management for the year ended December 31, 2019 was $111.0 billion, a decrease of 2.4% from the average of $113.8 billion for the year ended December 31, 2018.
•We earned $799 million in revenue for the year ended December 31, 2019, a 4% decrease from revenues of $829 million for the year ended December 31, 2018.
•Our operating margin was 35.5%, down slightly from 36.8% in 2018.
•We generated $2.65 of earning per basic and diluted share and $2.67 of adjusted EPS.
•We declared and distributed dividends of $3.39 per share of Class A common stock during 2019, and have declared a total of $3.08 of dividends per share with respect to 2019.

Based on these achievements and our financial and business performance, the Compensation Committee determined to pay 2019 cash incentive awards as follows: $4,750,000 for Mr. Colson; $1,850,000 for Mr. Daley; $2,450,000 for Mr. Gottlieb; $1,100,000 for Ms. Johnson; and $1,050,000 for Mr. Ramirez. The Compensation Committee also recommended, and our board of directors subsequently approved, equity grants in respect of 2019 to our named executive officers. The aggregate award constituted a total of approximately 919,455 restricted shares and 60,000 PSUs, of which a total of 11,500 restricted shares and all 60,000 PSUs (or 7% of the total grant) were awarded to our named executive officers as follows: 15,000 standard PSUs and 15,000 career PSUs for Mr. Colson; 2,250 standard restricted shares and 2,250 career shares for Mr. Daley; 15,000 standard PSUs and 15,000 career PSUs for Mr. Gottlieb; 2,250 standard restricted shares and 2,250 career shares for Ms. Johnson; 1,250 standard restricted shares and 1,250 career shares for Mr. Ramirez.
Other Compensation Policies and Practices
Equity Ownership Guidelines. Executive officers are expected to own shares of the Company’s common stock or Class B common units of Artisan Partners Holdings equal in value to eight times base salary for the Chief Executive Officer and three times base salary for all other executive officers. Current executive officers have a period of five years from the time the guidelines were adopted in February 2018 to comply with the ownership requirements. In addition, in the future, any individual becoming an executive officer will have a period of five years from the time of his or her designation as an executive officer to comply with the guidelines. As of December 31, 2019, each of our named executive officers held equity in excess of the amount specified in the equity ownership guidelines.
Compensation Clawback Policy. Our executive compensation clawback policy provides that in the event of a material restatement of the Company’s financial results within three years of the original reporting, the board of directors will review the facts and circumstances that led to the restatement and, if the board determines that an executive officer engaged in fraud or willful misconduct leading to material noncompliance with any financial reporting requirements and the restatement, the board may choose to recover incentive compensation paid to an executive officer in an amount that the board determines is the difference between the amount of incentive compensation paid or granted to the executive officer and the amount of incentive compensation that would have been paid or granted to the executive officer based upon the restated financial results. Incentive compensation subject to this policy includes both cash bonuses and equity awards.
Hedging and Pledging Policies. Our code of ethics and insider trading policies prohibit our directors and employees, including our executive officers, from engaging in hedging transactions involving any derivative security relating to Company securities, whether or not the instrument is issued by the Company, except in connection with an Artisan compensation or benefit plan. Our directors and employees are also restricted from pledging Company securities when they are in possession of material, nonpublic information or otherwise are not permitted to trade in Company securities such as during any black-out period.
Risk Management and Named Executive Officer Compensation
We have identified two primary risks relating to compensation: the risk that compensation will not be sufficient in amount or appropriately structured to attract and to retain talent, and the risk that compensation may provide unintended incentives. To combat the risk that our compensation might not be sufficient or be inappropriately structured, we strive to use a compensation structure, and set compensation levels, for all employees in a way that we believe promotes retention. To provide a long-term component to our compensation program, we make equity awards subject to multi-year vesting schedules and, for certain employees, provide for career vesting conditions on one-half of all equity received. We believe that both the structure and levels of compensation have aided us in attracting and retaining key personnel. To address the risk that our compensation programs might provide unintended incentives, we have deliberately kept our compensation programs simple. We have not seen any employee behaviors motivated by our compensation policies and practices that create increased risks for our stockholders.
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

Compensation Committee Interlocks and Insider Participation
Throughout 2019, the Compensation Committee consisted of Seth W. Brennan, Tench Coxe and Jeffrey A. Joerres. On January 27, 2020, Mr. Brennan resigned from the board of directors and Stephanie G. DiMarco was subsequently appointed to the Compensation Committee in his place. Each member of our Compensation Committee is an independent director under the rules of the NYSE and our Corporate Governance Guidelines. None of the members of the Compensation Committee have been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board.
In connection with our initial public offering, we entered into agreements with all limited partners of Artisan Partners Holdings, including with entities associated with Tench Coxe. Information about the agreements and transactions thereunder, are more fully discussed in Item 13 of this report.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussion, has recommended to the board of directors that the Compensation Discussion and Analysis be included in Artisan Partners Asset Management’s annual report on Form 10-K and proxy statement.
Compensation Committee:
Jeffrey A. Joerres, Chairperson
Tench Coxe
Stephanie G. DiMarco

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2017, 2018 and 2019 by each of our named executive officers.
The applicable SEC rules require that for purposes of the Summary Compensation Table, the value of an equity award be reported in the year of grant rather than the year with respect to which the award was made. Accordingly, the stock awards reported for 2017, 2018, and 2019 reflect the awards made in January 2017, February 2018, and January 2019, respectively. Because we consider the value of the equity awards we make in January or February of each year to be a part of each named executive officer’s compensation for the prior year, we have included those values in the row for the prior year in the table at the beginning of this Item 11, as well as in the table immediately following the Summary Compensation Table.

Name & Principal Position	Year	Salary	Bonus (1)	Stock Awards(2)	All Other Compensation(3)	Total
Eric R. Colson	2019	$500,000	$4,750,000	$445,634	$149,772	$5,845,406
Chief Executive Officer	2018	437,500	5,000,000	1,042,775	69,475	6,549,750
	2017	250,000	5,000,000	283,000	216,778	5,749,778
Charles J. Daley, Jr.	2019	300,000	1,850,000	114,600	94,854	2,359,454
Chief Financial Officer	2018	287,500	1,950,000	259,710	63,798	2,561,008
	2017	250,000	1,950,000	141,500	119,171	2,460,671
Jason A. Gottlieb	2019	300,000	2,450,000	916,800	46,476	3,713,276
Executive Vice President	2018	287,500	2,600,000	521,388	44,506	3,453,394
	2017	250,000	2,500,000	990,500	43,403	3,783,903
Sarah A. Johnson	2019	300,000	1,100,000	114,600	87,207	1,601,807
Chief Legal Officer	2018	287,500	1,150,000	177,075	68,013	1,682,588
	2017	250,000	1,150,000	141,500	100,036	1,641,536
Gregory K. Ramirez	2019	300,000	1,050,000	68,760	86,309	1,505,069
Executive Vice President	2018	287,500	1,100,000	177,075	67,931	1,632,506
	2017	250,000	1,100,000	141,500	98,803	1,590,303
(1) Amounts in this column represent the annual performance based cash bonus compensation earned by our named executive officers in 2019, 2018 and 2017, as applicable. The amounts for 2017 were paid in December 2017. The amounts for 2018 and 2019 were paid in February of 2019 and 2020, respectively.

(2) As discussed above, we consider the value of the equity awards we made in 2018, 2019 and 2020 to be a part of each named executive officer’s compensation for 2017, 2018 and 2019, respectively. The grant date fair value of those awards is reflected accordingly in the “Stock Awards” and “Total” columns in the supplemental table immediately following the Summary Compensation Table. The values reported represent the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date.

(3) Amounts in this column represent the aggregate dollar amount of all other compensation received by our named executive officers. All other compensation includes, but is not limited to (a) Company matching contributions to contributory defined contribution plan accounts equal to 100% of their pre-tax contributions (excluding catch-up contributions for named executive officers age 50 and older) up to the limitations imposed under applicable tax rules, which contributions totaled $19,000 for each named executive officer in 2019; (b) health and vision insurance premiums and HSA contributions paid by the Company for plans that are generally offered to all employees on a nondiscriminatory basis in the aggregate amount of approximately $25,000 for each named executive officer in 2019; and (c) reimbursement for 2019 self-employment payroll tax expense as follows: $102,733 for Mr. Colson; $47,815 for Mr. Daley; $38,388 for Ms. Johnson, and $37,440 for Mr. Ramirez.

The summary compensation table above includes the value of restricted shares that were granted to each named executive officer in each year presented, as required by SEC disclosure rules. The supplemental table below includes the value of the equity that we granted to each named executive officer in 2018, 2019 and 2020 with respect to 2017, 2018 and 2019 performance, respectively.

Name	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation	Total
Eric R. Colson	2019	$500,000	$4,750,000	$1,573,500	$149,772	$6,973,272
	2018	437,500	5,000,000	445,634	69,475	5,952,609
	2017	250,000	5,000,000	1,042,775	216,778	6,509,553
Charles J. Daley, Jr.	2019	300,000	1,850,000	152,100	94,854	2,396,954
	2018	287,500	1,950,000	114,600	63,798	2,415,898
	2017	250,000	1,950,000	259,710	119,171	2,578,881
Jason A. Gottlieb	2019	300,000	2,450,000	1,573,500	46,476	4,369,976
	2018	287,500	2,600,000	916,800	44,506	3,848,806
	2017	250,000	2,500,000	521,388	43,403	3,314,791
Sarah A. Johnson	2019	300,000	1,100,000	152,100	87,207	1,639,307
	2018	287,500	1,150,000	114,600	68,013	1,620,113
	2017	250,000	1,150,000	177,075	100,036	1,677,111
Gregory K. Ramirez	2019	300,000	1,050,000	84,500	86,309	1,520,809
	2018	287,500	1,100,000	68,760	67,931	1,524,191
	2017	250,000	1,100,000	177,075	98,803	1,625,878
(1) Represents equity granted with respect to each of fiscal years 2019, 2018, and 2017. Equity awards for fiscal years 2018 and 2017 consisted of restricted shares. Equity awards for fiscal year 2019 for Mr. Daley, Ms. Johnson and Mr. Ramirez consisted of restricted shares. Equity awards for fiscal year 2019 for Mr. Colson and Mr. Gottlieb consisted of performance share units (described at the beginning of Item 11) as follows:

				Estimated Future Payouts Under Equity Incentive Plan Awards
Name			Grant Date	Threshold (#)	Target (#)	Grant Date Fair Value of Awards ($) (A)
Eric R. Colson			2/11/2020	15,000	45,000	$1,573,500
Jason A. Gottlieb			2/11/2020	15,000	45,000	1,573,500
(A) Represents the value of performance share units based on the expected outcome as of the date of grant. In accordance with FASB ASC Topic 718, grant date fair value is based on satisfying the service condition, achieving the adjusted operating margin condition, and the outcome of the total shareholder return performance condition using a Monte Carlo valuation method.

Grants of Plan-Based Awards During 2019

The following table provides information regarding plan-based awards granted to each of our named executive officers in the year ended December 31, 2019.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Eric R. Colson	1/29/2019	19,443	$445,634
Charles J. Daley, Jr.	1/29/2019	5,000	114,600
Jason A. Gottlieb	1/29/2019	40,000	916,800
Sarah A. Johnson	1/29/2019	5,000	114,600
Gregory K. Ramirez	1/29/2019	3,000	68,760
(1) Represents the number of restricted shares of our Class A common stock granted in January 2019 with respect to 2018 performance. Dividends are paid on shares of restricted stock at the same time, and in the same amounts, as dividends are paid on other outstanding shares of our Class A common stock. One-half of the award consisted of career shares and the other half consisted of standard restricted shares as set forth below.

Name		Standard Restricted Shares	Career Shares
Eric R. Colson		9,722	9,721
Charles J. Daley, Jr.		2,500	2,500
Jason A. Gottlieb		20,000	20,000
Sarah A. Johnson		2,500	2,500
Gregory K. Ramirez		1,500	1,500
(2) Represents the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date.

Outstanding Equity Awards at December 31, 2019
The following table provides information about the outstanding unvested equity awards held by each of our named executive officers as of December 31, 2019.

Name	Number of Shares or Units of Stock That Have Not Vested(#)(1)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Eric R. Colson	80,543	$2,603,150
Charles J. Daley, Jr.	25,940	838,381
Jason A. Gottlieb	91,041	2,942,445
Sarah A. Johnson	24,050	777,296
Gregory K. Ramirez	21,550	696,496
(1) Represents the number of unvested restricted shares of Class A common stock as of December 31, 2019, as set forth below.
Name	Standard Restricted Shares (A)	Career Shares (B)
Eric R. Colson	29,322	51,221
Charles J. Daley, Jr.	8,640	17,300
Jason A. Gottlieb	64,416	26,625
Sarah A. Johnson	7,800	16,250
Gregory K. Ramirez	6,800	14,750
(A) Standard restricted shares vest in five equal installments over the five years following the date of grant, provided that the holder remains employed through the vesting dates. Each named executive officer's standard restricted shares will also vest upon a termination of employment on account of the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control.

(B) Career shares vest as described above in “Compensation Discussion and Analysis—Performance Based Cash Bonus and Equity Awards.”
(2) Restricted shares of Class A common stock were valued based on the closing price of our Class A common stock on the NYSE on December 31, 2019, which was $32.32.

Equity Awards Vested During the Year Ended December 31, 2019
The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2019, upon the vesting of equity awards.

Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Eric R. Colson	8,300	$212,203
Charles J. Daley, Jr.	2,960	76,621
Jason A. Gottlieb	15,572	384,317
Sarah A. Johnson	2,750	71,438
Gregory K. Ramirez	2,650	68,524
(1) The value of the restricted shares of Class A common stock that vested during 2019 is based on the stock price of our Class A common stock on each respective vesting date.

CEO Pay Ratio - 28:1
Our CEO pay ratio compares our CEO’s annual total compensation in 2019 to that of the median of the annual total compensation of all other Company employees (the “Median Employee”) for the same period. The calculation of annual total compensation of all other employees was determined in the same manner as the “Total Compensation” shown for our CEO in the Summary Compensation Table above and therefore includes each employee’s base, bonus, equity-based awards, and the value of all Company-paid benefits. We included all employees as of December 31, 2019 in our analysis.
The annual total compensation for 2019 for our CEO was $5,845,406 and for the Median Employee was $210,103. The resulting ratio of our CEO’s pay to the pay of our Median Employee for 2019 is 28 to 1.
Pension Benefits
We do not sponsor or maintain any defined benefit pension or retirement benefits for the benefit of our employees.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
We do not sponsor or maintain any nonqualified defined contribution or other nonqualified deferred compensation plans for the benefit of our employees.
Employment Agreements
We do not have employment agreements with any of our named executive officers. Upon commencement of employment, each named executive officer received an offer letter outlining the initial terms of employment, including base salary and cash incentive compensation. None of these terms affected compensation paid to our named executive officers in 2019 and will not affect compensation paid in future years.
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
Each of our named executive officers has been granted standard restricted shares and career shares. Standard restricted shares vest pro rata over the five years following the date of grant, subject to continued employment. Career shares that have met the 5-year pro rata vesting condition will vest upon a qualifying retirement. A qualifying retirement requires 10 years of service with the Company as of the date of retirement and, for our named executive officers, 18 months' advance notice of intent to retire.

Career shares and standard restricted shares will vest upon a termination of employment due to death or disability and, in the context of a change of control, if the Company terminates a named executive officer without cause or he or she resigns for good reason, in either case, within two years of the change in control, the shares will fully vest. Career shares will also fully vest if after the fifth anniversary of the grant date, the Company terminates a recipient without cause (as defined in the award agreement), provided that the recipient has at least 10 years of service with the Company at the time of termination.
The following table provides the value of the accelerated vesting and retirement vesting of equity that would have been realized for each of the named executive officers if he or she had been terminated on December 31, 2019 under the circumstances indicated (including following a change in control). While none of our named executive officers have provided us with notice of intent to retire, the amounts shown in the “Retirement” column reflect the value of career shares that have satisfied the 5-year vesting and 10 years of service requirements as of December 31, 2019 and would therefore be eligible to vest had the named executive officer provided 18 months' advance notice and retired as of that date. In addition, for named executive officers that hold Class B common units of Artisan Partners Holdings, the number of shares received upon exchange of Class B common units that may be sold in any one-year period may increase upon retirement, provided that the named executive officer gave sufficient notice of retirement and has at least 10 years of service with the Company at the time of retirement.

	Death or Disability	Qualifying Termination in Connection with Change in Control	Retirement	Involuntary Termination without Cause
Eric R. Colson
Standard Restricted Shares (1)	$947,687	$947,687	$—	$—
Career Shares(2)	1,655,463	1,655,463	707,808	266,640
Charles J. Daley, Jr.
Standard Restricted Shares (1)	279,245	279,245	—	—
Career Shares(2)	559,136	559,136	—	—
Jason A. Gottlieb
Standard Restricted Shares (1)	2,081,925	2,081,925	—	—
Career Shares(2)	860,520	860,520	—	—
Sarah A. Johnson
Standard Restricted Shares (1)	252,096	252,096	—	—
Career Shares(2)	525,200	525,200	273,104	129,280
Gregory K. Ramirez
Standard Restricted Shares (1)	219,776	219,776	—	—
Career Shares(2)	476,720	476,720	256,944	113,120
(1) Represents the value of the accelerated vesting of restricted shares of Class A common stock based on the closing price of our Class A common stock on the NYSE on December 31, 2019, which was $32.32 per share. Any standard restricted shares will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence).

(2) Represents the value of the accelerated vesting and retirement vesting of career shares based on the closing price of our Class A common stock on the NYSE as of December 31, 2019, which was $32.32 per share. Any career shares will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence). Career shares will also fully vest if after the fifth anniversary of the grant date, the Company terminates a recipient without cause, provided the recipient has at least 10 years of service with the Company at the time of termination.

DIRECTOR COMPENSATION
The Company’s director compensation program is designed to attract and retain highly qualified non-employee directors. For fiscal year 2019, the director compensation program entitled non-employee directors to a cash component, designed to compensate directors for their service on the board of directors, and an equity component, designed to align the interests of the directors with those of the Company’s stockholders.
For 2019, the standard equity component of the Company’s director compensation program consisted of $100,000 of restricted stock units for each of the non-employee directors awarded under the Artisan Partners Asset Management Inc. 2013 Non-Employee Director Compensation Plan. The shares of Class A common stock underlying the restricted stock units will be delivered on the earlier to occur of (i) a change in control of APAM and (ii) the termination of the director’s service as a director.
During 2019, each non-employee director was entitled to receive a cash payment of $50,000, paid in four quarterly installments. The lead director and chairperson of our Audit Committee were entitled to receive an additional cash retainer of $50,000, and the chairpersons of each of the Compensation Committee and Nominating and Corporate Governance Committee were entitled to receive an additional cash retainer of $40,000. Each of our non-employee directors elected to receive the value of this cash compensation in the form of additional restricted stock units. As a result, an additional number of restricted stock units were granted to each non-employee director in January of 2019, the value of which equaled the amount of cash compensation to which each director was entitled. One-quarter of the units awarded to each director in lieu of cash compensation vested in each quarter of 2019.
In addition, all directors are reimbursed for reasonable out-of-pocket expenses incurred by them in connection with attending board, committee and stockholder meetings, including those for travel, meals and lodging. These reimbursements are not reflected in the table below.
Mr. Colson does not receive any additional compensation for serving on the board of directors.
The following table provides information concerning the 2019 compensation of each non-employee director who served in fiscal year 2019.

Name	Stock Awards
Matthew R. Barger(1)	$190,000
Seth W. Brennan(2)	150,000
Tench Coxe(3)	150,000
Stephanie G. DiMarco(4)	200,000
Jeffrey A. Joerres(5)	190,000
Andrew A. Ziegler(6)	200,000
(1) On December 31, 2019, Mr. Barger had 34,662 restricted stock units outstanding.
(2) On December 31, 2019, Mr. Brennan had 23,633 restricted stock units outstanding. On January 27, 2020, Mr. Brennan resigned from the Company's board of directors. Subsequent to his resignation, his restricted stock units were canceled and the Class A common shares underlying the restricted stock units were delivered.

(3) On December 31, 2019, Mr. Coxe had 28,361 restricted stock units outstanding.
(4) On December 31, 2019, Ms. DiMarco had 36,238 restricted stock units outstanding.
(5) On December 31, 2019, Mr. Joerres had 34,662 restricted stock units outstanding.
(6) On December 31, 2019, Mr. Ziegler had 33,210 restricted stock units outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2020, for:
•each person known by us to beneficially own more than 5% of any class of our outstanding shares, as of February 14, 2020;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers and directors as a group.
Because we have disclosed the ownership of shares of our Class B common stock and Class C common stock (which correspond to partnership units that are exchangeable for Class A common stock), the shares of Class A common stock underlying partnership units are not separately reflected in the table below.
Applicable percentage ownership is based on 56,752,700 shares of Class A common stock (including 301,800 restricted stock units that are currently outstanding), 7,803,364 shares of Class B common stock and 13,568,665 shares of Class C common stock outstanding at February 14, 2020. The aggregate percentage of combined voting power represents voting power with respect to all shares of our common stock voting together as a single class and is based on 77,822,929 total votes attributed to 77,822,929 total shares of outstanding common stock, as each share of our common stock entitles its holder to one vote per share.
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
Information about securities authorized for issuance under equity compensation plans is included in Item 5 of this report.

	Class A(1)		Class B		Class C		Aggregate % of Combined Voting Power
	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class

Directors and Executive Officers:
Stockholders Committee(2)	5,709,865	10.1%	7,803,364	100.0%	—	—%	17.2%
Eric R. Colson(3)	124,943	*	482,463	6.2%	—	—%	—%
Charles J. Daley, Jr.(3)(4)	40,500	*	97,779	1.3%	—	—%	*
Jason A. Gottlieb(3)	101,710	*	—	—%	—	—%	—%
Sarah A. Johnson(3)	41,500	*	94,464	1.2%	—	—%	*
Gregory K. Ramirez(3)	38,400	*	77,364	*	—	—%	*
Matthew R. Barger(5)	40,289	*	—	—%	1,242,002	9.2%	1.6%
Tench Coxe(5)(6)	55,214	*	—	—%	—	—%	*
Stephanie G. DiMarco(5)(7)	113,239	*	—	—%	—	—%	*
Jeffrey A. Joerres(5)	43,789	*	—	—%	—	—%	*
Andrew A. Ziegler(5)(8)	39,133	*	—	—%	3,455,973	25.5%	4.4%
Directors and executive officers as a group	6,007,329	10.6%	7,803,364	100.0%	4,697,975	34.6%	23.4%

5+% Stockholders:
MLY Holdings Corp.(3)(9)	—	—%	1,641,322	21.0%	—	—%	—%
James C. Kieffer (3)	—	—%	1,067,575	13.7%	—	—%	—%
Daniel J. O’Keefe(3)	974,111	1.7%	960,676	12.3%	—	—%	*
N. David Samra(3)	731,609	1.3%	925,381	11.9%	—	—%	—%
James D. Hamel(3)	245,150	*	436,066	5.6%	—	—%	—%
Artisan Investment Corporation(8)	—	—%	—	—%	3,455,973	25.5%	4.4%
Scott C. Satterwhite	—	—%	—	—%	1,383,768	10.2%	1.8%
LaunchEquity Acquisition Partners, LLC (10)	—	—%	—	—%	1,121,196	8.3%	1.4%
Patricia Christina Hellman Administrative Trust	—	—%	—	—%	798,443	5.9%	1.0%
Arthur Rock 2000 Trust	—	—%	—	—%	1,153,280	8.5%	1.5%
Thomas F. Steyer(11)	—	—%	—	—%	1,082,314	8.0%	1.4%
Big Fish Partners LLC	—	—%	—	—%	807,305	5.9%	1.0%
Kayne Anderson Rudnick Investment Management LLC(12)	3,929,505	6.9%	—	—%	—	—%	5.0%
The Vanguard Group(13)	5,114,420	9.0%	—	—%	—	—%	*
BlackRock Inc.(14)	3,753,529	6.6%	—	—%	—	—%	4.6%
Renaissance Technologies LLC(15)	3,657,251	6.4%	—	—%	—	—%	4.7%
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
(6)  Includes 22,411 shares of Class A common stock held by a trust of which Mr. Coxe is a co-trustee and beneficiary. Mr. Coxe shares voting and investment power over all of such shares of Class A common stock.
(7)  Includes 20,308 shares of Class A common stock held by a charitable trust of which Ms. DiMarco is a trustee.
(8) The Class C shares reflected in the row applicable to Mr. Ziegler individually are owned by Artisan Investment Corporation. Mr. Ziegler and Carlene M. Ziegler, who are married to each other, control Artisan Investment Corporation.
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
(11) Shares of Class C common stock owned by Thomas F. Steyer are held in trusts of which Mr. Steyer is settlor and beneficiary.
(12)  This information has been derived from the Schedule 13G filed with the SEC on February 14, 2020 by Kayne Anderson Rudnick Investment Management LLC which states that Kayne Anderson Rudnick Investment Management had sole voting and dispositive power over 3,037,905 shares and shared voting and dispositive power over 891,600 shares of Class A common stock as of December 31, 2019. The address of Kayne Anderson Rudnick Investment Management is 1800 Avenue of the Stars, Los Angeles, California, 90067.
(13)  This information has been derived from the Schedule 13G filed with the SEC on February 12, 2020 by The Vanguard Group, Inc. which states that Vanguard Group had sole voting power over 80,246 shares, shared voting power over 7,095 shares, sole dispositive power over 5,034,381 shares, and shared dispositive power over 80,039 shares of Class A common stock as of December 31, 2019. The address of the Vanguard Group is 100 Vanguard Blvd, Malvern, Pennsylvania, 19355.
(14)  This information has been derived from the Schedule 13G filed with the SEC on February 5, 2020 by BlackRock Inc. which states that BlackRock had sole voting power over 3,597,413 shares and dispositive power over 3,753,529 shares of Class A common stock as of December 31, 2019. The address of Blackrock Inc. is 55 East 52nd Street, New York, NY 10055.
(15) This information has been derived from the Schedule 13G filed with the SEC on February 12, 2020 by Renaissance Technologies Holdings Corporation which states that Renaissance had sole voting power over 3,618,886 shares, sole dispositive power over 3,640,724 shares, and shared dispositive power over 16,527 shares of Class A common stock as of December 31, 2019. The address of Renaissance Technologies Holdings Corporation is 800 Third Avenue, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions in Connection with our IPO
In March 2013, in connection with the IPO of Artisan Partners Asset Management, we entered into the agreements described below with the limited partners of Artisan Partners Holdings, including the following persons and entities:
•Those of our currently-serving executive officers who own Class B common units of Artisan Partners Holdings.
•Artisan Investment Corporation (“AIC”), an entity controlled by Andrew A. Ziegler, our Lead Independent Director, and Carlene M. Ziegler. AIC owns all of the Class D common units of Artisan Partners Holdings.
•Private equity funds (the “H&F holders”) controlled by Hellman & Friedman LLC (“H&F”). Mr. Barger, one of our directors, is a senior advisor of H&F. The H&F holders no longer own any units of Artisan Partners Holdings or, to our knowledge, any shares of our common stock.
•Mr. Barger, who owns Class A common units of Artisan Partners Holdings.
•Sutter Hill Ventures, of which one of our directors, Mr. Coxe, is a managing director of the general partner, and two trusts of which Mr. Coxe is a co-trustee.
•Several other persons or entities who own Class A common units of Artisan Partners Holdings and greater than 5% of our outstanding Class C common stock.
•Several of our employees, or entities controlled by an employee, who own (or owned) Class B common units of Artisan Partners Holdings and greater than 5% of our outstanding Class B common stock.
The rights of each of the persons and entities listed above under the agreements discussed below are, in general, the same as the rights of each other holder of the same class of partnership units. So, for instance, the rights of our currently-serving executive officers that are holders of Class B common units, under the exchange, registration rights, partnership and tax receivable agreements described below are, in general, the same as the rights of each other holder of Class B common units. The descriptions of the transactions and agreements below, including the rights and ownership interests of the persons and entities listed above, are as of February 14, 2020, unless otherwise indicated.
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
Holders of partnership units have the right to exchange units in a number of circumstances that are generally based on, but in several respects are not identical to, the “safe harbors” contained in the U.S. Treasury Regulations dealing with publicly traded partnerships. In accordance with the terms of the exchange agreement, partnership units are exchangeable: (i) in connection with the first underwritten offering in any calendar year pursuant to the resale and registration rights agreement; (ii) on a specified date each fiscal quarter; (iii) in connection with the holder’s death, disability or mental incompetence; (iv) as part of one or more exchanges by the holder and any related persons during any 30-calendar day period representing in the aggregate more than 2% of all outstanding partnership units (generally disregarding interests held by us); (v) if the exchange is of all of the partnership units held by AIC in a single transaction; (vi) in connection with a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock that is effected with the consent of our board of directors or in connection with certain mergers, consolidations or other business combinations; or (vii) if we permit the exchanges after determining that Artisan Partners Holdings would not be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code as a result. In general, we may provide for exchanges in addition to the exchanges that holders of partnership units are entitled to under the exchange agreement.
As the holders of limited partnership units exchange their units for Class A common stock, we receive a number of general partnership units, or GP units, of Artisan Partners Holdings equal to the number of shares of our Class A common stock that they receive, and an equal number of limited partnership units are canceled.
During the fiscal year ended December 31, 2019, holders of Class A, Class B and Class E common units exchanged an aggregate of 1,499,655 units for Class A common stock, and an equal number of shares of our Class B or Class C common stock, as applicable, were canceled. We expect that approximately 1.6 million common units will be exchanged on February 27, 2020.

Resale and Registration Rights Agreement
Under the resale and registration rights agreement, we have provided the holders of partnership units with certain registration rights. We have also established certain restrictions on the timing and manner of resales of Class A common stock received upon exchange of partnership units. In general, our board of directors may waive or modify the restrictions on resale described below.
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
As of December 31, 2019, AIC owned 3,455,973 Class D common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock AIC may sell. AIC has the right to use the resale shelf registration statement to sell shares of Class A common stock, including the right to an unrestricted number of brokered transactions and, subject to certain limitations and qualifications, marketed and unmarketed underwritten shelf takedowns.
As of December 31, 2019, our employee-partners owned an aggregate of 7,803,364 Class B common units. Under the resale and registration rights agreement, in each 12-month period, the first of which began in the first quarter of 2014, each employee-partner is permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units (in each case, whether vested or unvested) he or she held as of the first day of that period or, (ii) if greater, vested shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. In February 2018, our board of directors approved the sale of additional shares by certain employee-partners, including Mr. Colson and certain senior portfolio managers that own Class B common units of Artisan Partners Holdings and more than 5% of our outstanding Class B common stock. In 2018 and 2019, those employee-partners were permitted to sell 20% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units each held as of February 1, 2018. We expect to permit them to sell the same number of shares during the first quarters of 2020, 2021 and 2022, subject to their maintaining a minimum dollar amount of firm equity. Units sold by employee-partners in connection with underwritten offerings or otherwise redeemed by us are included when calculating the maximum number of shares each employee-partner is permitted to sell in any one-year period. Our board of directors may waive or modify the resale limitations described in this paragraph.
In total, approximately 1.7 million shares will become eligible for sale by employee-partners in the first quarter of 2020. Combined with shares that previously became eligible but have not been sold, approximately 3.8 million Class B common units are eligible for sale in the first quarter of 2020. Because employee-partners and other employees are eligible to sell amounts of vested equity as described above and elsewhere in this 10-K, employees’ equity ownership, in the aggregate, could significantly decline over a short period of time and without additional notice.
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
If an employee-partner’s employment was terminated as a result of retirement, death or disability, the employee-partner or his or her estate may (i) as of and after the time of termination of employment, sell (A) a number of shares of our Class A common stock up to one-half of the employee-partner’s aggregate number of vested common units and shares of Class A common stock received upon exchange of common units held as of the date of termination of employment or, (B) if greater, vested shares of our Class A common stock having a market value as of the time of sale of up to $250,000, and (ii) as of and after the first anniversary of the termination, the person’s remaining shares of our Class A common stock received upon exchange of common units. Retirement, for these purposes, generally requires that the employee-partner have provided ten years of service or more at the date of retirement and offered one year’s written notice (or eighteen months’ written notice in the case of employee-partners who are decision-making portfolio managers or executive officers) of the intention to retire, subject to our right to accept a shorter period of notice. Prior to February 2019, the eighteen months’ written notice requirement was three years, subject to the Company’s discretion to waive the period to no less than one year.

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
As of December 31, 2019, former employee-partners owned an aggregate of 3,063,006 Class E common units, approximately 3.0 million of which may be sold during the first quarter of 2020.
As of December 31, 2019, our initial outside investors who are holders of Class A common units owned an aggregate of 7,049,686 Class A common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock the holders of Class A common units may sell.
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

Artisan Partners Holdings will indemnify AIC, as its former general partner, us, as its current general partner, the former members of its pre-IPO Advisory Committee, the members of our stockholders committee and our directors and officers against any losses, damages, costs or expenses (including reasonable attorney’s fees, judgments, fines and amounts paid in settlement) actually incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal or administrative (including any action by or on behalf of Artisan Partners Holdings) arising as a result of the capacities in which they serve or served Artisan Partners Holdings to the maximum extent that any of them could be indemnified if Artisan Partners Holdings were a Delaware corporation and they were directors of such corporation. In addition, Artisan Partners Holdings will pay the costs or expenses (including reasonable attorney's fees) incurred by the indemnified parties in advance of a final disposition of such matters so long as the indemnified party undertakes to repay the expenses if the party is adjudicated not to be entitled to indemnification.
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
Stockholders Agreement
Our employees (including all of our employee-partners) to whom we have granted equity have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us (which shares represent approximately 17% of the combined voting power of our capital stock as of February 14, 2020) and any shares they may acquire from us in the future to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). Any shares of our common stock that we issue to our employees in the future will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares subject to the stockholders agreement will be voted in accordance with the majority decision of the three members of the stockholders committee.
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
The stockholders agreement provides that in connection with our election of directors, the members of the stockholders committee will vote the shares subject to the agreement in support of the following:
•Matthew R. Barger, or, unless Mr. Barger is removed from the board of directors for cause, a successor selected by Mr. Barger who holds Class A common units, so long as the holders of the Class A common units beneficially own at least 5% of our outstanding capital stock. As of December 31, 2019, the holders of the Class A common units beneficially owned approximately 9% of our outstanding capital stock.
•A director nominee, initially Mr. Colson, designated by the stockholders committee who is an employee-partner.
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
If and when the stockholders committee is no longer obligated to vote in favor of a director nominee who is a Class A common unit holder, parties to the stockholders agreement holding at least two-thirds of the shares subject to the agreement may terminate the agreement.

Tax Receivable Agreements
We are party to two tax receivable agreements. The first tax receivable agreement is between APAM and the assignees of the Pre-H&F Corp Merger Shareholder that was the sole shareholder of our convertible preferred stock. As part of our IPO reorganization, a corporation (“H&F Corp”) controlled by Hellman & Friedman LLC merged with and into us pursuant to an Agreement and Plan of Merger. As consideration for the merger, the shareholder of H&F Corp received shares of our convertible preferred stock (all of which were converted to shares of Class A common stock in June 2014), contingent value rights (which were subsequently terminated in November 2013), and the right to receive an amount of cash. The tax receivable agreement between APAM and the assignees of the Pre-H&F Corp Merger Shareholder generally provides for the payment by APAM of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger, (ii) net operating losses available as a result of the merger, and (iii) tax benefits related to imputed interest.
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
As of December 31, 2019, we recorded a $375.3 million liability, representing amounts payable under the tax receivable agreements equal to 85% of the tax benefit we expect to realize from the merger described above and our purchase of Class A common units in connection with the IPO; our purchase of common and preferred units since the IPO; and the quarterly exchanges made by certain limited partners pursuant to the exchange agreement. The amount assumes no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the tax receivable agreements. Additional purchases or exchanges of units of Artisan Partners Holdings will cause the liability to increase.
During 2019, we made payments under the tax receivable agreements totaling approximately $25 million in the aggregate. Of that amount, $6.1 million was paid to certain of our directors or entities associated with certain directors that hold or held Class C common stock; $5.8 million was paid to our employee-partners, of which $4.8 million was paid to certain of our currently-serving executive officers and several employee-partners, or entities controlled by employee-partners, who own greater than 5% of our outstanding Class B common stock; and $1.5 million to other persons or entities who own Class A or Class E common units of Artisan Partners Holdings and greater than 5% of our outstanding Class C common stock.
Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreements, we expect that the reduction in tax payments for us associated with (i) the H&F Corp merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2019; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $646 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $32.32 per share of our Class A common stock, which was the closing price of our Class A common stock on December 31, 2019.
Under such scenario we would be required to pay the other parties to the tax receivable agreements 85% of such amount, or approximately $577 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the tax receivable agreements and will be dependent on us generating sufficient future taxable income to realize the benefit.

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
Seed Investments in Artisan Private Funds
Several of our directors, executive officers and employees, including employees who own greater than 5% of our outstanding Class B common stock, have made seed investments in certain Artisan Private Funds. These investments provided the initial seed capital needed to support the launch of new investment strategies and products. Management and incentive fees are not charged and incentive allocations are not made on seed capital investments. The amount of management fees that would have been earned by us during 2019 had a fee been charged on seed capital investments made by related parties totaled approximately $319,135. The amount of incentive allocations that would have been allocated to us in 2019 had incentive allocations been made on these investments totaled approximately $90,383.
Review, Approval or Ratification of Transactions with Related Persons
We have adopted a written policy regarding the approval of any transaction or series of transactions in which we are a participant, the amount involved exceeds $120,000, and a “related party” (a director, director nominee, executive officer, or a person known to us to be the beneficial owner of more than 5% of any class of our voting securities, or any immediate family member of any of the foregoing) has a direct or indirect material interest (a “related party transaction”). Under the policy, all potential related party transactions must be brought to the attention of the Chief Legal Officer who will evaluate the facts and circumstances of the transaction and determine whether it constitutes a related party transaction. If the Chief Legal Officer determines that a transaction is a related party transaction, the material terms of the transaction will be presented for consideration and approval or ratification at the Audit Committee's next regularly scheduled meeting. If the Chief Legal Officer determines that it is impractical or undesirable to wait until the next Audit Committee meeting, the matter will be presented to the Chair of the Audit Committee for review and approval or ratification on behalf of the Audit Committee. Any related party transaction approved or ratified by the Chair will be reported to the Audit Committee at its next regularly scheduled meeting. The Chief Legal Officer may also determine to submit the related party transaction to the entire board of directors for review and approval or ratification.
A related party transaction will be approved or ratified if, after considering all relevant factors, it is determined in good faith that the transaction is not inconsistent with the best interests of the Company or its shareholders. When reviewing a related party transaction that commenced without approval, all available options, including ratification, amendment and termination of the transaction, will be considered. Under the policy, any director who has an interest in a related party transaction will recuse himself or herself from any formal action with respect to the transaction as deemed appropriate by the Audit Committee or board of directors.
Director Independence
Our board of directors is composed of a majority of directors who satisfy the criteria for independence under the NYSE listing standards and do not have any material relationship with the Company. Our board has determined that each of Matthew R. Barger, Seth W. Brennan (who resigned from the board on January 27, 2020), Tench Coxe, Stephanie G. DiMarco, Jeffrey A. Joerres and Andrew A. Ziegler is independent in accordance with NYSE listing standards and our corporate governance guidelines, and does not have any relationship that would interfere with exercising independent judgment in carrying out his or her responsibilities as a director. See Item 10 for a list of the committees on which each director serves.

Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP as of and for the fiscal years ended December 31, 2019 and 2018 are set forth below. The aggregate fees included in the “Audit Fees” and the “Audit-Related Fees” categories are fees for services performed for those fiscal years. The aggregate fees included in the “Tax Fees” and “All Other Fees” categories are fees for services performed in those fiscal years.

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees	$1,015,400	$937,600
Audit-Related Fees (1)	301,000	367,700
Tax Fees (2)	843,400	710,500
All Other Fees	4,600	4,600
Total	$2,164,400	$2,020,400
(1) For the years ended December 31, 2019 and 2018, audit-related fees includes $227,500 and $210,000, respectively, for audit services provided to our sponsored investment products, including consolidated investment products.

(2) Tax fees for the years ended December 31, 2019 and 2018, includes $147,000 and $144,000, respectively, of fees related to tax return compliance and preparation. For the year ended December 31, 2019, tax fees also includes $89,000 for tax services provided to our sponsored investment products, including consolidated investment products.

Audit Fees for the fiscal years ended December 31, 2019 and 2018 were for professional services rendered for the audits of our annual financial statements, reviews of quarterly financial statements and services that are customarily provided in connection with statutory or regulatory filings.
Audit-Related Fees for the fiscal years ended December 31, 2019 and 2018 were for consultations related to the accounting or disclosure treatment of transactions, audit services provided to our sponsored investment products, and attest services related to our compliance with the Global Investment Performance Standards (GIPS). Audit-Related Fees for the fiscal year ended December 31, 2018 includes fees for the review of a registration statement filed with the SEC.
Tax Fees for the fiscal years ended December 31, 2019 and 2018 were for domestic and foreign tax return compliance, including review of partner capital accounts, and consultations related to technical interpretations, applicable laws and regulations and tax accounting.
Other Fees for the fiscal years ended December 31, 2019 and 2018 were license fees for professional publications.
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
All services for fiscal 2019 were pre-approved by the Audit Committee. In all cases, the Audit Committee concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of PricewaterhouseCoopers LLP’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.	10-K	001-35826	2.1	February 25, 2016
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.	10-K	001-35826	3.1	February 25, 2016
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.	10-K	001-35826	3.2	February 25, 2016
4.1	Description of the Registrant's Securities					X
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP	10-K	001-35826	10.1	February 25, 2016
10.2	Amended and Restated Resale and Registration Rights Agreement	10-K	001-35826	10.2	February 25, 2016
10.3	Exchange Agreement	10-K	001-35826	10.3	February 25, 2016
10.4	Tax Receivable Agreement (Merger)	10-K	001-35826	10.4	February 25, 2016
10.5	Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.5	February 25, 2016
10.6	Stockholders Agreement	10-K	001-35826	10.6	February 25, 2016
10.7	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.9	February 25, 2016
10.8	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan	10-K	001-35826	10.10	February 25, 2016
10.9	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement	10-K	001-35826	10.12	February 25, 2016
10.10	Form of Indemnification Agreement	10-K	001-35826	10.14	February 25, 2016
10.11	Form of Indemnification Priority Agreement	10-K	001-35826	10.15	February 25, 2016
10.12	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement	10-K	001-35826	10.18	February 25, 2016
10.13	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	10-K	001-35826	10.13	February 20, 2019
10.14	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	10-K	001-35826	10.14	February 20, 2019
10.15	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Restricted Share Award Agreement (1)	10-K	001-35826	10.15	February 20, 2019
10.16	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Career Share Award Agreement (1)	10-K	001-35826	10.16	February 20, 2019
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement	10-K	001-35826	10.17	February 20, 2019
10.18	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Agreement (1)					X
10.19	Form of Unit Purchase Agreement	10-K	001-35826	10.22	February 25, 2016

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.20	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.					X
10.21	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	August 18, 2017
10.22	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent	8-K	001-35826	10.2	August 18, 2017
10.23	Note Purchase Agreement, dated August 16, 2012, as amended September 15, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	10-Q	001-35826	10.3	November 1, 2017
10.24	Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	June 6, 2019
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
101	The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2019 and 2018; (ii) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2019, 2018 and 2017					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X
(1) Indicates a management contract or compensatory plan.
(2) These certifications are deemed to be furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artisan Partners Asset Management Inc.

Dated: February 18, 2020

By:	/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of February, 2020.

Signature	Title
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Director
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Andrew A. Ziegler	Director
Andrew A. Ziegler