Form 10-Q
period 2020-03-31
Artisan Partners Asset Management Inc.
filed 2020-04-29
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 24, 2020 were 60,647,331, 5,980,743 and 11,962,349, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 18, 2020, as such factors may be updated from time to time. Our periodic and current reports are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
i

Forward-looking statements include, but are not limited to, statements about:
•our anticipated future results of operations;
•our potential operating performance and efficiency, including our ability to operate under different and unique circumstances;
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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amount)

	March 31, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$170,749	$134,621
Accounts receivable	96,712	81,868
Investment securities	4,865	23,878
Property and equipment, net	38,782	39,495
Deferred tax assets	466,973	435,897
Restricted cash	629	629
Prepaid expenses and other assets	12,957	12,688
Operating lease assets	84,395	87,155
Assets of consolidated investment products
Cash and cash equivalents	6,646	9,005
Accounts receivable and other	1,655	1,647
Investment assets, at fair value	89,631	106,736
Total assets	$973,994	$933,619

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$18,869	$19,926
Accrued incentive compensation	70,046	16,159
Borrowings	199,148	199,103
Operating lease liabilities	97,793	101,154
Amounts payable under tax receivable agreements	406,177	375,324
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	30,335	34,156
Investment liabilities, at fair value	3,655	6,186
Total liabilities	826,023	752,008
Commitments and contingencies
Redeemable noncontrolling interests	37,223	43,110
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 60,647,331 and 56,429,825 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	606	564
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 5,980,743 and 7,803,364 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	60	78
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 11,962,349 and 13,568,665 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	120	136
Additional paid-in capital	86,224	89,149
Retained earnings	21,294	44,455
Accumulated other comprehensive income (loss)	(2,475)	(1,425)
Total Artisan Partners Asset Management Inc. stockholders’ equity	105,829	132,957
Noncontrolling interests - Artisan Partners Holdings	4,919	5,544
Total stockholders’ equity	$110,748	$138,501
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$973,994	$933,619

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Management fees	$199,904	$186,864
Performance fees	2,932	98
Total revenues	$202,836	$186,962
Operating Expenses
Compensation and benefits	104,717	99,282
Distribution, servicing and marketing	5,548	5,403
Occupancy	5,189	7,567
Communication and technology	9,205	9,428
General and administrative	7,217	7,550
Total operating expenses	131,876	129,230
Total operating income	70,960	57,732
Non-operating income (expense)
Interest expense	(2,685)	(2,775)
Net investment gain (loss) of consolidated investment products	(12,924)	2,346
Other net investment gain (loss)	(2,257)	1,957
Total non-operating income (expense)	(17,866)	1,528
Income before income taxes	53,094	59,260
Provision for income taxes	9,451	9,442
Net income before noncontrolling interests	43,643	49,818
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	16,112	17,309
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	(7,294)	970
Net income attributable to Artisan Partners Asset Management Inc.	$34,825	$31,539

Basic and diluted earnings per share	$0.53	$0.47
Basic and diluted weighted average number of common shares outstanding	53,265,479	50,145,684
Dividends declared per Class A common share	$1.28	$1.59

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net income before noncontrolling interests	$43,643	$49,818
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(1,242)	378
Total other comprehensive income (loss)	(1,242)	378
Comprehensive income	42,401	50,196
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	15,920	17,449
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	(7,294)	970
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$33,775	$31,777

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended March 31, 2020
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2020	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	34,825	—	16,112	50,937	(7,294)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(930)	(312)	(1,242)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	521	—	(120)	(401)	—	—
Amortization of equity-based compensation	—	—	—	7,391	—	—	2,304	9,695	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	7,104	—	—	—	7,104	—
Issuance of Class A common stock, net of issuance costs	18	—	—	62,807	—	—	—	62,825	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	16	—	(16)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	3,848
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(17,076)	(17,076)	—
Dividends	—	—	—	(14,416)	(57,986)	—	(37)	(72,439)	—
Balance at March 31, 2020	$606	$60	$120	$86,224	$21,294	$(2,475)	$4,919	$110,748	$37,223

Three months ended March 31, 2019
	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2019	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349
Net income	—	—	—	—	31,539	—	17,309	48,848	970
Other comprehensive income - foreign currency translation	—	—	—	—	—	262	116	378	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(91)	—	(25)	116	—	—
Amortization of equity-based compensation	—	—	—	8,990	—	—	3,359	12,349	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,679	—	—	—	1,679	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(10)	—	—	—	(10)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,287)	—	—	(536)	(1,824)	—
Exchange of subsidiary equity	6	(6)	—	—	—	—	—	—	—
Capital Contributions, net	—	—	—	—	—	—	—	—	1,228
Distributions	—	—	—	—	—	—	(22,591)	(22,591)	—
Dividends	—	—	—	(37,353)	(48,965)	—	(48)	(86,366)	—
Balance at March 31, 2019	$556	$80	$142	$69,471	$21,191	$(1,658)	$3,168	$92,950	$36,547

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income before noncontrolling interests	$43,643	$49,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,624	1,471
Deferred income taxes	6,881	7,493
Asset impairment	—	2,003
Noncash lease expense	(789)	745
Net investment (gain) loss on unconsolidated seed investment securities	2,379	(1,615)
(Gain) loss on disposal of property and equipment	(6)	17
Amortization of debt issuance costs	118	114
Share-based compensation	9,695	12,349
Net investment (gain) loss of consolidated investment products	12,924	(2,346)
Purchase of investments by consolidated investment products	(29,092)	(36,758)
Proceeds from sale of investments by consolidated investment products	30,160	16,871
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(14,841)	(11,566)
Prepaid expenses and other assets	10,762	(862)
Accounts payable and accrued expenses	52,729	48,695
Net change in operating assets and liabilities of consolidated investment products	(5,690)	7,425
Net cash provided by operating activities	120,497	93,854
Cash flows from investing activities
Acquisition of property and equipment	(631)	(1,284)
Leasehold improvements	(167)	(3,554)
Proceeds from sale of investment securities	5,633	—
Purchase of investment securities	(1,260)	—
Net cash provided by (used in) investing activities	3,575	(4,838)
Cash flows from financing activities
Partnership distributions	(17,076)	(22,591)
Dividends paid	(72,439)	(86,366)
Net proceeds from issuance of common stock	63,027	—
Payment of costs directly associated with the issuance of Class A common stock	(106)	—
Purchase of equity and subsidiary equity	(63,027)	—
Taxes paid related to employee net share settlement	(4,530)	(1,824)
Capital contributions to consolidated investment products, net	3,848	1,228
Net cash used in financing activities	(90,303)	(109,553)
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,769	(20,537)
Cash, cash equivalents and restricted cash
Beginning of period	144,255	175,535
End of period	$178,024	$154,998
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$170,749	$152,217
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	6,646	2,152
Cash, cash equivalents and restricted cash	$178,024	$154,998
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$37,957	$7,069
Establishment of amounts payable under tax receivable agreements	30,853	5,389
Increase in investment securities due to deconsolidation of CIPs	1,469	—
Operating lease assets obtained in exchange for operating lease liabilities	—	2,191

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2020, APAM held approximately 77% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of March 31, 2020, Artisan had a controlling financial interest in two sub-funds of Artisan Global Funds and one Artisan Private Fund and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2020
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The Company adopted the new guidance on January 1, 2020. The Company capitalized $276 thousand of software implementation costs and recorded $3 thousand of related amortization expense during the three months ended March 31, 2020.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to measure credit losses on financial assets based on expected losses rather than incurred losses. The guidance was effective on January 1, 2020 and requires a modified retrospective approach to adoption. The adoption of this guidance did not have an impact on the consolidated financial statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of March 31, 2020	As of December 31, 2019
Investments in equity securities	$2,915	$7,543
Investments in equity securities accounted for under the equity method	1,950	16,335
Total investment securities	$4,865	$23,878
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. The table below presents the net investment income activity related to these investment securities:

	For the Three Months Ended March 31,
	2020	2019
Net gains (losses) recognized on investment securities	$(2,379)	$1,615
Less: Net realized gains (losses) recognized on investment securities sold during the period	4,877	—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$(7,256)	$1,615
Proceeds from the redemption of $13.7 million of seed investments were not received as of March 31, 2020, and therefore are recorded within accounts receivable in the Unaudited Condensed Consolidated Statements of Financial Condition.

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2020 and December 31, 2019:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
March 31, 2020
Assets
Money market funds	$30,811	$—	$30,811	$—	$—
Equity securities	4,865	696	4,169	—	—

December 31, 2019
Assets
Money market funds	$30,673	$—	$30,673	$—	$—
Equity securities	23,878	15,068	8,810	—	—
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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2020 and December 31, 2019:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $196.8 million as of March 31, 2020. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.6 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of March 31, 2020, Artisan is considered to have a controlling financial interest in two sub-funds of Artisan Global Funds and one Artisan Private Fund, with an aggregate direct equity investment in the consolidated investment products of $26.7 million.
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
Management fees and incentive allocations earned from CIPs are eliminated from revenue upon consolidation. See Note 14, “Related Party Transactions” for additional information on management fees and incentive allocations earned from CIPs.
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
During the three months ended March 31, 2020, the Company determined that it no longer had a controlling financial interest in one sub-fund of Artisan Global Funds as a result of third party capital contributions. Upon loss of control, the VIE was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition. There was no net impact to the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2020. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value. Upon deconsolidation, Artisan’s $1.5 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
As of March 31, 2020, Artisan held direct equity investments of $2.0 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2020 and December 31, 2019:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2020
Assets
Money market funds	$5,146	$5,146	$—	$—
Equity securities - long position	4,326	4,326	—	—
Fixed income instruments - long position	84,974	—	84,974	—
Derivative assets	331	331	—	—

Liabilities
Fixed income instruments - short position	$3,514	$—	$3,514	$—
Derivative liabilities	141	141	—	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets
Money market funds	$5,005	$5,005	$—	$—
Equity securities - long position	9,933	9,933	—	—
Fixed income instruments - long position	96,681	—	96,681	—
Derivative assets	122	22	100	—

Liabilities
Fixed income instruments - short position	$6,005	$—	$6,005	$—
Derivative liabilities	181	—	181	—

CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of March 31, 2020	As of December 31, 2019
Net CIP assets included in the table above	$91,122	$105,555
Net CIP assets/(liabilities) not included in the table above	(27,180)	(28,509)
Total Net CIP assets	63,942	77,046
Less: redeemable noncontrolling interest	37,223	43,110
Artisan’s direct equity investment in CIPs	$26,719	$33,936

Note 7. Noncontrolling interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2020, APAM held approximately 77% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2020, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2019	56,429,825	21,372,029	77,801,854	73%
2020 Follow-On Offering	1,802,326	(1,802,326)	—	2%
Holdings Common Unit Exchanges	1,626,611	(1,626,611)	—	2%
Issuance of APAM Restricted Shares(1)	916,085	—	916,085	—%
Delivery of Shares Underlying RSUs (1)	24,233	—	24,233	—%
Restricted Share Award Net Share Settlement (1)	(126,971)	—	(126,971)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(24,778)	—	(24,778)	—%
Balance at March 31, 2020	60,647,331	17,943,092	78,590,423	77%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Three Months Ended March 31,
	2020	2019
Additional paid-in capital	$521	$(91)
Noncontrolling interests - Artisan Partners Holdings	(401)	116
Accumulated other comprehensive income (loss)	(120)	(25)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $1.7 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of March 31, 2020 and December 31, 2019, respectively:

		Outstanding
	Authorized	As of March 31, 2020	As of December 31, 2019	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	60,647,331	56,429,825	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	5,980,743	7,803,364	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	11,962,349	13,568,665	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2020, Artisan’s employees held 5,202,060 restricted shares of Class A common stock and all 5,980,743 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2020 and 2019:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2020	2019
Quarterly	Class A Common	$0.68	$0.56
Special Annual	Class A Common	$0.60	$1.03

The following table summarizes APAM’s stock transactions for the three months ended March 31, 2020:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2019	77,801,854	56,429,825	7,803,364	13,568,665
2020 Follow-On Offering	—	1,802,326	(1,777,326)	(25,000)
Holdings Common Unit Exchanges	—	1,626,611	(45,295)	(1,581,316)
Restricted Share Award Grants	916,085	916,085	—	—
Restricted Share Award Net Share Settlement	(126,971)	(126,971)	—	—
Delivery of Shares Underlying RSUs	24,233	24,233	—	—
Employee-Partner Terminations	(24,778)	(24,778)	—	—
Balance at March 31, 2020	78,590,423	60,647,331	5,980,743	11,962,349

(1) There were 304,570 and 297,891 restricted stock units outstanding at March 31, 2020 and December 31, 2019, respectively. In addition, there were 60,000 performance share units outstanding at March 31, 2020. Based on the current status of the market and performance conditions, the 60,000 unvested performance share units would ultimately result in the issuance of 90,000 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2020 and 2019, were as follows:

	For the Three Months Ended March 31,
	2020	2019
Holdings Partnership Distributions to Limited Partners	$17,076	$22,591
Holdings Partnership Distributions to APAM	45,104	53,401
Total Holdings Partnership Distributions	$62,180	$75,992
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Management fees
Artisan Funds	$114,679	$106,180
Artisan Global Funds	8,116	8,135
Separate accounts(1)	77,109	72,549
Performance fees
Separate accounts(1)	2,932	98
Total revenues(2)	$202,836	$186,962

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

The following table presents the balances of receivables related to contracts with customers:

	As of March 31, 2020	As of December 31, 2019
Customer
Artisan Funds	$5,216	$6,703
Artisan Global Funds	2,742	3,588
Separate accounts	70,410	69,413
Total receivables from contracts with customers	$78,368	$79,704
Non-customer receivables	18,344	2,164
Accounts receivable	$96,712	$81,868
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of March 31, 2020 or December 31, 2019.
Proceeds from the redemption of $13.7 million of seed investments were not received as of March 31, 2020, and therefore are recorded within accounts receivable in the Unaudited Condensed Consolidated Statements of Financial Condition.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2020	2019
Salaries, incentive compensation and benefits (1)	$95,530	$87,708
Restricted share-based award compensation expense	9,187	11,574
Total compensation and benefits	$104,717	$99,282

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
Restricted share-based awards
Artisan has registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan (the “Plan”). Pursuant to the Plan, APAM has granted a combination of restricted stock awards, restricted stock units, and performance share units (collectively referred to as “restricted share-based awards” or "awards") of Class A common stock to employees.
Standard Restricted Shares. Standard restricted shares are generally subject to a pro rata five-year service vesting condition.
Career Shares. Career shares are generally subject to both (i) a pro rata five-year service vesting condition and (ii) a qualifying retirement (as defined in the award agreement).
Franchise Shares. Like career shares, franchise shares are generally subject to both (i) a pro rata five-year service vesting condition and (ii) a qualifying retirement condition. In addition, franchise shares, which are only granted to investment team members, are subject to a Franchise Protection Clause, which provides that the number of shares that ultimately vest depends on whether certain conditions relating to client cash flows are met. If such conditions are not met, compensation cost will be reversed for any shares that do not vest.

Performance Share Units (PSUs). PSUs are generally subject to (i) a three-year service vesting condition, (ii) certain performance conditions related to the Company's operating margin and total shareholder return compared to a peer group during a three-year performance period, and (iii) for one-half of the PSUs eligible to vest at the end of the performance period, a qualifying retirement condition. The number of shares of Class A common stock that are ultimately issued in connection with each PSU award will depend upon the outcome of the performance, market and qualified retirement conditions. For the portion of a PSU award with a "performance condition" under ASC 718, expense is recognized over the service period if it is probable that the performance condition will be achieved.
Compensation expense is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted stock awards and restricted stock units, and three years for performance share units. The fair value of each award is equal to the market price of the Company's common stock on the grant date, except for performance share units with a "market condition" performance metric under ASC 718, which have a grant-date fair value based on a Monte Carlo valuation model.
Unvested restricted share-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 4,616,611 shares of Class A common stock were reserved and available for issuance under the Plan as of March 31, 2020.
During the three months ended March 31, 2020, Artisan granted 916,085 restricted stock awards, 3,370 restricted stock units, and 60,000 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2020 grant is expected to be approximately $34.2 million.
The following tables summarize the restricted share-based award activity for the three months ended March 31, 2020:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2020	$35.00	5,005,422
Granted	33.80	919,455
Forfeited	30.30	(24,778)
Vested	32.59	(588,144)
Unvested at March 31, 2020	$35.08	5,311,955

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2020	$—	—
Granted	52.45	60,000
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2020	$52.45	60,000

Based on the current status of the market and performance conditions, the 60,000 unvested performance share units would ultimately result in the issuance of 90,000 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for all unvested awards as of March 31, 2020 was $106.5 million with a weighted average recognition period of 3.6 years remaining.
During the three months ended March 31, 2020, the Company withheld a total of 126,971 restricted shares and paid $4.5 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2020, approximately 26% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards.
APAM’s effective tax rate was 17.8% and 15.9% for the three months ended March 31, 2020 and 2019, respectively.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2020	2019
Current:
Federal	$1,593	$1,313
State and local	868	515
Foreign	109	121
Total	2,570	1,949
Deferred:
Federal	5,898	6,696
State and local	983	797
Total	6,881	7,493
Income tax expense	$9,451	$9,442
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2020 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2019	$408,140	$375,324
2020 Follow-On Offering	21,424	18,211
2020 Holdings Common Unit Exchanges	14,873	12,642
Amortization	(8,687)	—
March 31, 2020	$435,750	$406,177

Net deferred tax assets comprise the following:

	As of March 31, 2020	As of December 31, 2019
Deferred tax assets:
Amortizable basis (1)	$435,750	$408,140
Other (2)	31,223	27,757
Total deferred tax assets	466,973	435,897
Less: valuation allowance (3)	—	—
Net deferred tax assets	$466,973	$435,897

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $1.5 million and $2.0 million as of March 31, 2020 and December 31, 2019, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.3 million as of March 31, 2020 and December 31, 2019. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2020, U.S. federal income tax returns filed for the years 2016 through 2018 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2015 to 2018.
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

The computation of basic and diluted earnings per share under the two-class method for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2020	2019
Numerator:
Net income attributable to APAM	$34,825	$31,539
Less: Allocation to participating securities	6,835	7,733
Net income available to common stockholders	$27,990	$23,806
Denominator:
Weighted average shares outstanding	53,265,479	50,145,684
Earnings per share	$0.53	$0.47
Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three months ended March 31, 2020 and 2019. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2020	2019
Holdings limited partnership units	20,069,152	22,584,238
Unvested restricted share-based awards	5,177,625	4,875,738
Total	25,246,777	27,459,976

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

Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
Artisan Funds	2020	2019
Investment management fees (Gross of fee waivers/expense reimbursements)	$114,767	$106,281
Fee waivers / expense reimbursements	$88	$101
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
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Global Funds	2020	2019
Investment management fees (Gross of fee waivers/expense reimbursements)	$8,176	$8,172
Elimination of management fees from consolidated investment products(1)	(13)	(16)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	$8,163	$8,156

Fee waivers / expense reimbursements	$95	$124
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(48)	(103)
Consolidated fee waivers / expense reimbursements	$47	$21

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

Fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Private Funds	2020	2019
Investment management fees (Gross of fee waivers/expense reimbursements)	$1,280	$604
Elimination of management fees from consolidated investment products(1)	(51)	(40)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	$1,229	$564

Fee waivers / expense reimbursements	$45	$53
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(13)	(53)
Consolidated fee waivers / expense reimbursements	$32	$—

(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective April 28, 2020, a distribution by Artisan Partners Holdings of $34.7 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective April 28, 2020, a quarterly dividend of $0.61 per share of Class A common stock. The APAM dividend is payable on May 29, 2020, to shareholders of record as of May 15, 2020.
TRA Payments
On April 15, 2020 the Company made a payment of $20.3 million under the tax receivable agreements representing a portion of the Company's estimated total 2020 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of March 31, 2020, our nine autonomous investment teams managed a total of 18 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2020, approximately 80% of our assets under management were managed for clients and investors domiciled in the U.S. and 20% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business and financial highlights for the quarter included:
•Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Net of fees, 14 of our 18 strategies have generated meaningful out-performance relative to their broad-based benchmarks since inception.
•During the quarter, we launched the Select Equity strategy managed by our Global Value team.
•During the three months ended March 31, 2020, our assets under management declined to $95.2 billion, a decrease of $25.8 billion, or 21%, compared to $121.0 billion at December 31, 2019, as a result of $25.3 billion of market depreciation and $0.5 billion in net client cash outflows.
•Average assets under management for the three months ended March 31, 2020 were $113.8 billion, an increase of 8% from the average of $104.9 billion for the three months ended March 31, 2019, and a decrease of 2% from the average of $115.8 billion for the three months ended December 31, 2019.
•Ten of our 18 strategies had positive net inflows in the three months ended March 31, 2020, with six of our strategies having net inflows in excess of $100 million. Our Third Generation strategies (with inception dates beginning in 2014) had $1.1 billion in net inflows.
•We earned $202.8 million in revenue for the three months ended March 31, 2020, an increase of 8% from revenues of $187.0 million for the three months ended March 31, 2019.
•Our operating margin was 35.0% for the three months ended March 31, 2020, compared to 30.9% for the three months ended March 31, 2019.
•We generated $0.53 of earnings per basic and diluted share and $0.66 of adjusted EPS.
•We declared and distributed dividends of $1.28 per share of Class A common stock during the three months ended March 31, 2020.
•As of April 24, 2020, year to date we have experienced positive net inflows in 13 of our eighteen investment strategies.

COVID-19 Pandemic
The COVID-19 pandemic and the reaction to it contributed to a decline in global markets and a corresponding decline in our assets under management. Because the revenue we earn is based on the market value of our assets under management, we expect this and any further decline in our AUM to result in a corresponding decline in our revenues and earnings.
The COVID-19 pandemic has also impacted the manner in which we operate. As of the date of this filing, nearly all of our employees are working from home and we have ceased all business travel. Additionally, many third-party vendors on whom we rely for certain critical functions have also transitioned to remote environments. We have also experienced an increase in trading activity, driven by increased client cash flows (both in and out) and investment teams repositioning portfolios.
We believe we are operating well under these circumstances, benefiting from the flexible and highly mobile operating environment we have built over 25 years. However, market declines and volatility, as well as changes in our operations and those of our key vendors, may result in increased client redemptions; inefficiencies, delays and decreased communication; and an increase in the number and significance of operational and trade errors. In addition, we do not know what, if any, longer-term impact the current operating circumstances (and/or the extension of them) will have on our business and results.
Given the fluidity of the COVID-19 pandemic situation, our senior management is meeting regularly to ensure Artisan is well-positioned to quickly adjust and react as circumstances warrant, and is providing frequent communications internally with and among our associates, our executive team and our board of directors—and externally with clients, prospects, consultants and shareholders.
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
Our employees and other limited partners of Holdings held approximately 23% of the equity interests in Holdings as of March 31, 2020. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2020 Follow-On Offering and Holdings Unit Exchanges
On February 24, 2020, APAM completed an offering of 1,802,326 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 1,802,326 common units from certain limited partners of Holdings. In connection with the offering, APAM received 1,802,326 GP units of Holdings.
During the three months ended March 31, 2020, certain limited partners of Holdings exchanged 1,626,611 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 1,626,611 shares of Class A common stock. In connection with the exchanges, APAM received 1,626,611 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 73% at December 31, 2019 to 77% at March 31, 2020, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
S&P 500 total returns	(19.6)%	13.6%
MSCI All Country World total returns	(21.4)%	12.2%
MSCI EAFE total returns	(22.8)%	10.0%
Russell Midcap® total returns	(27.1)%	16.5%
MSCI Emerging Markets Index	(23.6)%	9.9%
ICE BofA U.S. High Yield Master II Total Return Index	(13.1)%	7.4%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2020		2019
	(unaudited; dollars in millions)
Assets under management at period end	$95,224		$107,803
Average assets under management (1)	$113,802		$104,938
Net client cash flows	$(449)		$(1,110)
Total revenues	$202.8		$187.0
Weighted average fee (2)	71.7	bps	72.3	bps
Operating margin	35.0%		30.9%

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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended March 31,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Beginning assets under management	$121,016	$96,224	$24,792	25.8%
Gross client cash inflows	7,079	4,700	2,379	50.6%
Gross client cash outflows	(7,528)	(5,810)	(1,718)	(29.6)%
Net client cash flows	(449)	(1,110)	661	59.5%
Market appreciation (depreciation) (1)	(25,343)	12,689	(38,032)	(299.7)%
Ending assets under management	$95,224	$107,803	$(12,579)	(11.7)%
Average assets under management	$113,802	$104,938	$8,864	8.4%

(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During the quarter, our AUM decreased by $25.8 billion due to $25.3 billion of market depreciation resulting from the sharp decline in global equity markets caused by the COVID-19 pandemic, and $0.5 billion in net client cash outflows. Ten of our 18 investment strategies had net inflows, totaling $1.6 billion. Our eight Third Generation strategies (with inception dates beginning in 2014) had $1.1 billion in net inflows. We expect the Third Generation strategies to continue to experience net inflows.
During the quarter, the net inflows across the majority of our strategies were offset by $2.1 billion of net outflows across the remaining 8 of our 18 strategies, including the Non-US Growth, US Mid-Cap Growth, and US Mid-Cap Value strategies.
As of April 24, 2020, we've experienced $1.3 billion in net inflows across the firm since the beginning of the year, with positive flows in 13 of our 18 strategies.
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
As of the date of this filing, all our strategies are open to new investors and client relationships. Our US Small-Cap Growth strategy has limited availability to most new investors and client relationships. Our Global Opportunities strategy is open across pooled vehicles, but closed to most new separate account clients.
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
The table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2020. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 10% of our assets under management at March 31, 2020, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$16,542	2.53%	9.70%	9.84%	12.93%	9.84%	635
MSCI All Country World Index			(11.26)%	1.50%	2.85%	5.87%	3.49%
Global Discovery Strategy	9/1/2017	$764	4.22%	--	--	--	10.34%	1,144
MSCI All Country World Index			(11.26)%	--	--	--	(1.10)%
US Mid-Cap Growth Strategy	4/1/1997	$9,273	1.28%	10.66%	7.87%	12.96%	14.41%	563
Russell Midcap® Index			(18.31)%	(0.81)%	1.85%	8.76%	8.78%
Russell Midcap® Growth Index			(9.45)%	6.53%	5.60%	10.88%	8.48%
US Small-Cap Growth Strategy	4/1/1995	$3,112	(1.99)%	13.52%	11.20%	14.49%	10.55%	299
Russell 2000® Index			(23.99)%	(4.64)%	(0.25)%	6.90%	7.56%
Russell 2000® Growth Index			(18.58)%	0.10%	1.70%	8.88%	6.61%
Global Equity Team
Global Equity Strategy	4/1/2010	$1,489	(1.37)%	10.78%	7.15%	11.06	11.06%	519
MSCI All Country World Index			(11.26)%	1.50%	2.85%	5.87	5.87%
Non-US Growth Strategy	1/1/1996	$18,423	(6.61)%	4.16%	1.02%	6.19%	9.20%	546
MSCI EAFE Index			(14.38)%	(1.82)%	(0.62)%	2.71%	3.74%
Non-US Small-Mid Growth Strategy	1/1/2019	$2,112	(5.56)%	--	--	--	7.30%	1,691
MSCI All Country World Index Ex USA Small Mid Cap			(20.05)%	--	--	--	(9.61)%
US Value Team
Value Equity Strategy	7/1/2005	$2,355	(17.26)%	(3.00)%	1.98%	7.10%	6.05%	(156)
Russell 1000® Index			(8.03)%	4.64%	6.21%	10.38%	7.61%
Russell 1000® Value Index			(17.17)%	(2.17)%	1.90%	7.66%	5.38%
US Mid-Cap Value Strategy	4/1/1999	$2,618	(27.22)%	(7.64)%	(2.15)%	5.80%	10.21%	239
Russell Midcap® Index			(18.31)%	(0.81)%	1.85%	8.76%	7.82%
Russell Midcap® Value Index			(24.13)%	(5.96)%	(0.76)%	7.21%	7.65%
International Value Team
International Value Strategy	7/1/2002	$15,895	(16.82)%	(2.80)%	0.05%	6.40%	9.76%	513
MSCI EAFE Index			(14.38)%	(1.82)%	(0.62)%	2.71%	4.63%
Global Value Team
Global Value Strategy	7/1/2007	$13,691	(20.71)%	(3.22)%	0.90%	7.55%	5.60%	268
MSCI All Country World Index			(11.26)%	1.50%	2.85%	5.87%	2.92%
Select Equity Strategy	3/1/2020	$10	--	--	--	--	(19.19)%	(684)
S&P 500 Market Index			--	--	--	--	(12.35)%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$377	(18.90)%	(0.80)%	2.47%	0.79%	3.78%	45
MSCI Emerging Markets Index			(17.69)%	(1.62)%	(0.37)%	0.68%	3.33%
Credit Team
High Income Strategy	4/1/2014	$3,252	(6.81)%	1.66%	4.39%	--	4.65%	209
ICE BofA US High Yield Master II Total Return Index			(7.45)%	0.55%	2.67%	--	2.56%
Developing World Team
Developing World Strategy	7/1/2015	$3,366	7.26%	11.31%	--	--	9.55%	1,008
MSCI Emerging Markets Index			(17.69)%	(1.62)%	--	--	(0.53)%
Thematic Team
Thematic Strategy	5/1/2017	$1,281	1.33%	--	--	--	19.19%	1,431
S&P 500 Market Index (Total Return)			(6.98)%	--	--	--	4.88%
Other Assets Under Management [2]		$664
Total Assets Under Management		$95,224

(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed the broad-based market index most commonly used by our clients to compare the performance of the relevant strategy. Value-added for periods less than one year is not annualized. The Artisan High Income Strategy may hold loans and other security types that may not be included in the ICE BofA U.S. High Yield Master II Total Return Index. At times, this causes material differences in relative performance. The Thematic strategy's investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.
(2) Other Assets Under Management includes AUM managed by the Credit Team in the Credit Opportunities strategy and by the Thematic Team in the Thematic Long/Short strategy, respectively. Strategy specific information has been omitted.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	US Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
March 31, 2020		(unaudited; in millions)
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Gross client cash inflows	1,420	1,310	441	1,273	640	282	632	588	493	7,079
Gross client cash outflows	(2,157)	(1,346)	(686)	(1,404)	(840)	(4)	(656)	(310)	(125)	(7,528)
Net client cash flows	(737)	(36)	(245)	(131)	(200)	278	(24)	278	368	(449)
Market appreciation (depreciation)	(4,365)	(5,800)	(2,184)	(5,974)	(5,806)	(135)	(514)	(286)	(279)	(25,343)
Ending assets under management	$29,691	$22,024	$4,973	$15,895	$13,701	$377	$3,312	$3,366	$1,885	$95,224
Average assets under management	$33,702	$26,218	$6,337	$20,054	$17,963	$352	$3,754	$3,492	$1,930	$113,802
March 31, 2019
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	1,117	715	170	1,389	247	4	552	199	307	4,700
Gross client cash outflows	(1,485)	(1,387)	(395)	(996)	(870)	(2)	(217)	(405)	(53)	(5,810)
Net client cash flows	(368)	(672)	(225)	393	(623)	2	335	(206)	254	(1,110)
Market appreciation (depreciation)	4,949	2,432	818	1,797	1,959	20	188	441	85	12,689
Ending assets under management	$30,832	$24,727	$7,170	$19,871	$18,449	$201	$3,383	$2,228	$942	$107,803
Average assets under management	$29,241	$24,197	$7,179	$19,447	$18,533	$195	$3,160	$2,151	$835	$104,938
The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of March 31, 2020		As of March 31, 2019
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$63,397	66.6%	$71,432	66.3%
Intermediary	27,868	29.3%	31,613	29.3%
Retail	3,959	4.1%	4,758	4.4%
Ending Assets Under Management	$95,224	100.0%	$107,803	100.0%

(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 12% of our total assets under management as of March 31, 2020.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
March 31, 2020	(unaudited; in millions)
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	4,725	2,354	7,079
Gross client cash outflows	(5,575)	(1,953)	(7,528)
Net client cash flows	(850)	401	(449)
Market appreciation (depreciation)	(11,947)	(13,396)	(25,343)
Net transfers (1)	(65)	65	—
Ending assets under management	$44,426	$50,798	$95,224
Average assets under management	$53,775	$60,027	$113,802
March 31, 2019
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	3,466	1,234	4,700
Gross client cash outflows	(4,113)	(1,697)	(5,810)
Net client cash flows	(647)	(463)	(1,110)
Market appreciation (depreciation)	5,944	6,745	12,689
Net transfers (1)	—	—	—
Ending assets under management	$51,951	$55,852	$107,803
Average assets under management	$50,594	$54,344	$104,938

(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended March 31, 2020, Compared to Three months ended March 31, 2019

	For the Three Months Ended March 31,		For the Period-to-Period
	2020	2019	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$202.8	$187.0	$15.8	8%
Operating Expenses
Total compensation and benefits	104.7	99.3	5.4	5%
Other operating expenses	27.1	30.0	(2.9)	(10)%
Total operating expenses	131.8	129.3	2.5	2%
Total operating income	71.0	57.7	13.3	23%
Non-operating income (expense)
Interest expense	(2.7)	(2.8)	0.1	4%
Other non-operating income	(15.2)	4.3	(19.5)	(453)%
Total non-operating income (expense)	(17.9)	1.5	(19.4)	(1,293)%
Income before income taxes	53.1	59.2	(6.1)	(10)%
Provision for income taxes	9.5	9.4	0.1	1%
Net income before noncontrolling interests	43.6	49.8	(6.2)	(12)%
Less: Noncontrolling interests - Artisan Partners Holdings	16.1	17.3	(1.2)	(7)%
Less: Noncontrolling interests - consolidated investment products	(7.3)	1.0	(8.3)	(830)%
Net income attributable to Artisan Partners Asset Management Inc.	$34.8	$31.5	$3.3	10%
Share Data
Basic and diluted earnings per share	$0.53	$0.47
Basic and diluted weighted average number of common shares outstanding	53,265,479	50,145,684
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
Approximately 3% of our $95.2 billion of assets under management as of March 31, 2020 have performance fee billing arrangements. We expect the majority of our performance fees to be recognized during the June quarter. However, there is a potential for performance fees to be earned and recognized in each quarter throughout the year. Performance fees of $2.9 million were recognized for the three months ended March 31, 2020, compared to $0.1 million for the three months ended March 31, 2019.
The increase in revenues of $15.8 million, or 8%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was driven primarily by a $8.9 billion, or 8%, increase in our average assets under management. The weighted average investment management fee was 71.7 basis points for the three months ended March 31, 2020 compared to 72.3 basis points for the three months ended March 31, 2019. The decrease in the weighted average fee was primarily due to an increase in the proportion of total assets managed in separate accounts and the unfavorable impact of separate accounts with billing methods based on ending AUM. These decreases were partially offset by the favorable impact of higher performance fees recognized in the three months ended March 31, 2020.

The following table sets forth the weighted average fee and investment management fees earned by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2020	2019	2020	2019
	(unaudited; dollars in millions)
Investment management fees	$80.0	$72.7	$122.8	$114.3
Weighted average fee	53.7 bps	54.3 bps	91.8 bps	91.6 bps
Percentage of ending AUM	53%	52%	47%	48%
Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
Operating expenses increased $2.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily as a result of higher incentive compensation expense, partially offset by lower equity-based compensation expense, and an occupancy charge taken during the three months ended March 31, 2019 related to exiting an office space.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$95.5	$87.7	$7.8	9%
Restricted share-based award compensation expense	9.2	11.6	(2.4)	(21)%
Total compensation and benefits	$104.7	$99.3	$5.4	5%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $5.6 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue.
Restricted share-based award compensation expense decreased $2.4 million, as the awards that became fully amortized during 2019 and 2020 had a higher value than the awards granted in 2019 and 2020. During the three months ended March 31, 2020, Artisan's 2020 equity award was approved. Total compensation expense associated with the 2020 grant is expected to be approximately $34.2 million. Restricted share-based award compensation expense for all outstanding awards is expected to be approximately $9 million per quarter in 2020.
Total salaries, incentive compensation and benefits was 52% and 53% of our revenues for the three months ended March 31, 2020, and 2019, respectively.
Other operating expenses
Other operating expenses decreased $2.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a $2.0 million occupancy charge taken during the three months ended March 31, 2019 related to exiting an office space.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended March 31,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.8)	$0.1	(4)%
Net investment gain (loss) of consolidated investment products	(12.9)	2.3	(15.2)	(661)%
Other investment gain (loss)	(2.3)	2.0	(4.3)	(215)%
Total non-operating income (expense)	$(17.9)	$1.5	$(19.4)	(1,293)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2020 and 2019 was 17.8% and 15.9%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 26% and 31% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2020 and 2019, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any) and (2) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.5% and 23.5% for the 2020 and 2019 periods presented, respectively.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2020	2019
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$34.8	$31.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	16.1	17.3
Add back: Provision for income taxes	9.5	9.4
Add back: Net investment (gain) loss of investment products attributable to APAM	8.1	(2.9)
Less: Adjusted provision for income taxes	16.8	13.0
Adjusted net income (Non-GAAP)	$51.7	$42.3

Average shares outstanding
Class A common shares	53.3	50.1
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.1	4.9
Artisan Partners Holdings units outstanding (noncontrolling interests)	20.1	22.6
Adjusted shares	78.5	77.6

Basic and diluted earnings per share (GAAP)	$0.53	$0.47
Adjusted net income per adjusted share (Non-GAAP)	$0.66	$0.55

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$34.8	$31.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	16.1	17.3
Add back: Net investment (gain) loss of investment products attributable to APAM	8.1	(2.9)
Add back: Interest expense	2.7	2.8
Add back: Provision for income taxes	9.5	9.4
Add back: Depreciation and amortization	1.6	2.1
Adjusted EBITDA (Non-GAAP)	$72.8	$60.2

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited; in millions)
Cash and cash equivalents	$170.7	$134.6
Accounts receivable	$96.7	$81.9
Seed investments(1)	$31.6	$57.8
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and unconsolidated Artisan-sponsored investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2020, none of our receivables were considered uncollectable.
We utilize capital to make seed investments in Artisan-sponsored investment products to support the development of new strategies. As of March 31, 2020, the balance of all seed investments, including investments in consolidated investment products, was $31.6 million. The seed investments are generally redeemable at our discretion.
The March 31, 2020 accounts receivable balance includes $13.7 million of proceeds from the redemption of seed investments that were not received by Artisan until the second quarter of 2020.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the three months ended March 31, 2020.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2020.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2020 and 2019, were as follows:

	For the Three Months Ended March 31,
	2020	2019
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$17.1	$22.6
Holdings Partnership Distributions to APAM	45.1	53.4
Total Holdings Partnership Distributions	$62.2	$76.0
On April 28, 2020, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $34.7 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three months ended March 31, 2020 and 2019:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2020	2019
Quarterly	Class A Common	$0.68	$0.56
Special Annual	Class A Common	$0.60	$1.03
Our board of directors declared, effective April 28, 2020, a variable quarterly dividend of $0.61 per share with respect to the first quarter of 2020, payable on May 29, 2020 to shareholders of record as of the close of business on May 15, 2020. The variable quarterly dividend of $0.61 per share represents approximately 80% of the cash generated in the first quarter of 2020 and a pro-rata portion of 2020 tax savings related to our tax receivable agreements.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special dividend. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $406.2 million liability as of March 31, 2020. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We expect to make payments of approximately $27 million in 2020 related to the TRAs, $20.3 million of which we paid on April 15, 2020.

Cash Flows

	For the Three Months Ended March 31,
	2020	2019
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$144.3	$175.5
Net cash provided by operating activities	120.4	93.9
Net cash provided by (used in) investing activities	3.6	(4.8)
Net cash used in financing activities	(90.3)	(109.6)
Cash, cash equivalents and restricted cash as of March 31	$178.0	$155.0
Net cash provided by operating activities increased $26.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in operating income resulting from higher AUM and revenues as well as timing differences in working capital accounts. For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, our operating income, excluding share-based related compensation expense, increased $10.8 million. Working capital positively impacted operating cash flows by $10.8 million primarily due to the timing of customer accounts receivable payments.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash provided by investment activities increased $8.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $4.4 million increase in net proceeds from the sale of investment securities and a $4.0 million decrease in the acquisition of property and equipment and leasehold improvements.
Financing activities consist primarily of partnership distributions to noncontrolling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities decreased $19.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $13.9 million decrease in dividends paid to holders of our Class A common stock, a $5.5 million decrease in distributions to limited partners, and a $2.6 million increase in contributions from noncontrolling interests in our consolidated investment products, partially offset by a $2.7 million increase in taxes paid related to employee net share settlement.
Certain Contractual Obligations
As of March 31, 2020, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $375.3 million at December 31, 2019 to $406.2 million at March 31, 2020. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make payments of approximately $27 million in 2020 related to the TRAs, $20.3 million of which we paid on April 15, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2019.
New or Revised Accounting Standards
See Part I, Item 1, Unaudited Consolidated Financial Statements - Note 2, “Summary of Significant Accounting Policies.”

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2019.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on our consolidated financial position, cash flows or results of operations.
Item 1A. Risk Factors
The outbreak of COVID-19, and the reaction thereto, has negatively affected the global economy and financial markets and has disrupted our normal business operations.
The COVID-19 pandemic, together with resulting voluntary and government-imposed actions, has disrupted the global economy, increased market volatility, and resulted in significant declines in the valuation of investment securities.
Our assets under management declined from $125.4 billion on February 19, 2020 to $95.2 billion on March 31, 2020. We expect the decline in our AUM to result in a corresponding decline in our revenues. Market declines and volatility may also cause clients to choose to redeem their investments in our strategies (upon short or no notice), as well as increase the likelihood and consequences of trading, valuation, or other operational errors.
The COVID-19 pandemic has also impacted the manner in which we operate. As of the date of this filing, nearly all of our employees are working from home and we have ceased all business travel. Additionally, many third-party vendors on whom we rely for certain critical functions have also transitioned to remote environments.
We believe we are operating well under these circumstances. We are benefiting from the flexible and highly mobile operating environment we have built over 25 years. However, we do not know what, if any, longer-term impact the current circumstances (and/or the extension of them) will have on our business and results. We have never operated our entire business remotely. Most of our associates have never operated remotely for extended periods of time. And many of our associates typically travel extensively to conduct investment research; interact with clients, prospects and intermediaries; and/or manage our global business.
In addition, despite the precautions we have taken to protect the safety and well-being of our associates, no assurance can be given that our associates will not contract COVID-19. The loss of any of our key professionals (including portfolio managers and other senior leaders at our firm) for an extended period may prevent us from sustaining the historically strong investment performance we have achieved; adversely affect our ability to retain existing and attract new clients; and/or negatively impact our ability to operate our business and execute our long-term strategy.
For a discussion of related and other potential risks and uncertainties, see the information under the heading “Risk Factors” in our latest annual report on Form 10-K, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended March 31, 2020.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2020 and 2019.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: April 29, 2020
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)