Form 10-Q
period 2020-06-30
Artisan Partners Asset Management Inc.
filed 2020-07-31
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 24, 2020 were 61,354,644, 5,589,292 and 11,631,164, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amount)

	June 30, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$190,855	$134,621
Accounts receivable	94,106	81,868
Investment securities	5,297	23,878
Property and equipment, net	37,564	39,495
Deferred tax assets	465,648	435,897
Restricted cash	629	629
Prepaid expenses and other assets	11,028	12,688
Operating lease assets	81,783	87,155
Assets of consolidated investment products
Cash and cash equivalents	4,800	9,005
Accounts receivable and other	2,797	1,647
Investment assets, at fair value	107,396	106,736
Total assets	$1,001,903	$933,619

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$28,672	$19,926
Accrued incentive compensation	79,260	16,159
Borrowings	199,194	199,103
Operating lease liabilities	94,944	101,154
Amounts payable under tax receivable agreements	392,116	375,324
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	23,208	34,156
Investment liabilities, at fair value	12,676	6,186
Total liabilities	830,070	752,008
Commitments and contingencies
Redeemable noncontrolling interests	46,027	43,110
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 61,354,644 and 56,429,825 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	614	564
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 5,589,292 and 7,803,364 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	56	78
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 11,631,164 and 13,568,665 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	116	136
Additional paid-in capital	88,098	89,149
Retained earnings	34,562	44,455
Accumulated other comprehensive income (loss)	(2,539)	(1,425)
Total Artisan Partners Asset Management Inc. stockholders’ equity	120,907	132,957
Noncontrolling interests - Artisan Partners Holdings	4,899	5,544
Total stockholders’ equity	$125,806	$138,501
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,001,903	$933,619

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Management fees	$194,927	$196,400	$394,831	$383,264
Performance fees	8,015	4,327	10,947	4,425
Total revenues	$202,942	$200,727	$405,778	$387,689
Operating Expenses
Compensation and benefits	102,204	101,486	206,921	200,768
Distribution, servicing and marketing	5,355	5,836	10,903	11,239
Occupancy	5,213	5,341	10,402	12,908
Communication and technology	9,682	10,269	18,887	19,697
General and administrative	3,861	6,937	11,078	14,487
Total operating expenses	126,315	129,869	258,191	259,099
Total operating income	76,627	70,858	147,587	128,590
Non-operating income (expense)
Interest expense	(2,715)	(2,827)	(5,400)	(5,602)
Net investment gain (loss) of consolidated investment products	12,877	2,043	(47)	4,389
Other net investment gain (loss)	1,174	1,383	(1,083)	3,340
Total non-operating income (expense)	11,336	599	(6,530)	2,127
Income before income taxes	87,963	71,457	141,057	130,717
Provision for income taxes	16,256	11,484	25,707	20,926
Net income before noncontrolling interests	71,707	59,973	115,350	109,791
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	18,132	19,795	34,244	37,104
Less: Net income attributable to noncontrolling interests - consolidated investment products	7,424	990	130	1,960
Net income attributable to Artisan Partners Asset Management Inc.	$46,151	$39,188	$80,976	$70,727

Basic and diluted earnings per share	$0.72	$0.66	$1.26	$1.15
Basic and diluted weighted average number of common shares outstanding	55,884,366	51,242,911	54,574,923	50,697,329
Dividends declared per Class A common share	$0.61	$0.55	$1.89	$2.14

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income before noncontrolling interests	$71,707	$59,973	$115,350	$109,791
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(44)	(460)	(1,286)	(82)
Total other comprehensive income (loss)	(44)	(460)	(1,286)	(82)
Comprehensive income	71,663	59,513	114,064	109,709
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	18,152	19,683	34,072	37,132
Comprehensive income attributable to noncontrolling interests - consolidated investment products	7,424	990	130	1,960
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$46,087	$38,840	$79,862	$70,617

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended June 30, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at April 1, 2020	$606	$60	$120	$86,224	$21,294	$(2,475)	$4,919	$110,748	$37,223
Net income	—	—	—	—	46,151	—	18,132	64,283	7,424
Other comprehensive income - foreign currency translation	—	—	—	—	—	(35)	(9)	(44)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,089)	—	(29)	2,118	—	—
Amortization of equity-based compensation	—	—	—	6,989	—	—	2,000	8,989	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,415	—	—	—	1,415	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(86)	—	—	—	(86)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	8	(4)	(4)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	1,380
Distributions	—	—	—	—	—	—	(22,246)	(22,246)	—
Dividends	—	—	—	(4,355)	(32,883)	—	(15)	(37,253)	—
Balance at June 30, 2020	$614	$56	$116	$88,098	$34,562	$(2,539)	$4,899	$125,806	$46,027

Three months ended June 30, 2019	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at April 1, 2019	$556	$80	$142	$69,471	$21,191	$(1,658)	$3,168	$92,950	$36,547
Net income	—	—	—	—	39,188	—	19,795	58,983	990
Other comprehensive income - foreign currency translation	—	—	—	—	—	(332)	(128)	(460)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(1,737)	—	(16)	1,753	—	—
Amortization of equity-based compensation	—	—	—	8,739	—	—	3,334	12,073	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	479	—	—	—	479	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(8)	—	—	—	(8)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	5	(1)	(4)	—	—	—	—	—	—
Capital Contributions, net	—	—	—	—	—	—	—	—	767
Distributions	—	—	—	—	—	—	(25,733)	(25,733)	—
Dividends	—	—	—	—	(31,014)	—	(17)	(31,031)	—
Balance at June 30, 2019	$561	$79	$138	$76,944	$29,365	$(2,006)	$2,172	$107,253	$38,304

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Six months ended June 30, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2020	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	80,976	—	34,244	115,220	130
Other comprehensive income - foreign currency translation	—	—	—	—	—	(965)	(321)	(1,286)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(1,568)	—	(149)	1,717	—	—
Amortization of equity-based compensation	—	—	—	14,380	—	—	4,304	18,684	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	8,519	—	—	—	8,519	—
Issuance of Class A common stock, net of issuance costs	18	—	—	62,721	—	—	—	62,739	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	24	(4)	(20)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	5,228
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(39,322)	(39,322)	—
Dividends	—	—	—	(18,771)	(90,869)	—	(52)	(109,692)	—
Balance at June 30, 2020	$614	$56	$116	$88,098	$34,562	$(2,539)	$4,899	$125,806	$46,027

Six months ended June 30, 2019	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2019	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349
Net income	—	—	—	—	70,727	—	37,104	107,831	1,960
Other comprehensive income - foreign currency translation	—	—	—	—	—	(70)	(12)	(82)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(1,828)	—	(41)	1,869	—	—
Amortization of equity-based compensation	—	—	—	17,729	—	—	6,693	24,422	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,158	—	—	—	2,158	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(18)	—	—	—	(18)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,287)	—	—	(536)	(1,824)	—
Exchange of subsidiary equity	11	(7)	(4)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	1,995
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(48,324)	(48,324)	—
Dividends	—	—	—	(37,353)	(79,979)	—	(65)	(117,397)	—
Balance at June 30, 2019	$561	$79	$138	$76,944	$29,365	$(2,006)	$2,172	$107,253	$38,304

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income before noncontrolling interests	$115,350	$109,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,262	2,967
Deferred income taxes	15,878	14,997
Asset impairment	—	2,107
Noncash lease expense	(885)	1,170
Net investment (gain) loss on nonconsolidated seed investment securities	1,215	(2,723)
(Gain) loss on disposal of property and equipment	(4)	128
Amortization of debt issuance costs	236	229
Share-based compensation	18,684	24,422
Net investment (gain) loss of consolidated investment products	47	(4,389)
Purchase of investments by consolidated investment products	(67,156)	(71,089)
Proceeds from sale of investments by consolidated investment products	72,073	42,364
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(12,238)	(19,518)
Prepaid expenses and other assets	(754)	(637)
Accounts payable and accrued expenses	71,902	63,170
Net change in operating assets and liabilities of consolidated investment products	(13,672)	19,648
Net cash provided by operating activities	203,938	182,637
Cash flows from investing activities
Acquisition of property and equipment	(942)	(2,372)
Leasehold improvements	(218)	(11,894)
Proceeds from sale of investment securities	19,365	—
Purchase of investment securities	(1,260)	—
Net cash provided by (used in) investing activities	16,945	(14,266)
Cash flows from financing activities
Partnership distributions	(39,322)	(48,324)
Dividends paid	(109,692)	(117,397)
Payment under the tax receivable agreements	(20,318)	(19,009)
Net proceeds from issuance of common stock	63,027	—
Payment of costs directly associated with the issuance of Class A common stock	(220)	—
Purchase of equity and subsidiary equity	(63,027)	—
Taxes paid related to employee net share settlement	(4,530)	(1,824)
Capital contributions to consolidated investment products, net	5,228	1,995
Net cash used in financing activities	(168,854)	(184,559)
Net increase (decrease) in cash, cash equivalents, and restricted cash	52,029	(16,188)
Cash, cash equivalents and restricted cash
Beginning of period	144,255	175,535
End of period	$196,284	$159,347
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$190,855	$152,622
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	4,800	6,096
Cash, cash equivalents and restricted cash	$196,284	$159,347
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$45,629	$11,054
Establishment of amounts payable under tax receivable agreements	37,110	8,894
Increase in investment securities due to deconsolidation of CIPs	1,469	—
Operating lease assets obtained in exchange for operating lease liabilities	—	3,606

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2020, APAM held approximately 78% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of June 30, 2020, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2020
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The Company adopted the new guidance on January 1, 2020. The Company capitalized $593 thousand of software implementation costs and recorded $11 thousand of related amortization expense during the six months ended June 30, 2020.
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

	As of June 30, 2020	As of December 31, 2019
Investments in equity securities	$3,575	$7,543
Investments in equity securities accounted for under the equity method	1,722	16,335
Total investment securities	$5,297	$23,878
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. The table below presents the net investment income activity related to these investment securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net gains (losses) recognized on investment securities	$1,164	$1,108	$(1,215)	$2,723
Less: Net realized gains (losses) recognized on investment securities sold during the period	119	—	4,996	—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$1,045	$1,108	$(6,211)	$2,723

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2020 and December 31, 2019:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
June 30, 2020
Assets
Money market funds	$70,846	$—	$70,846	$—	$—
Equity securities	5,297	69	5,228	—	—

December 31, 2019
Assets
Money market funds	$30,673	$—	$30,673	$—	$—
Equity securities	23,878	15,068	8,810	—	—
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
Artisan’s borrowings consist of the following as of June 30, 2020 and December 31, 2019:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $205.0 million as of June 30, 2020. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.5 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $5.1 million and $5.3 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of June 30, 2020, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and one Artisan Private Fund, with an aggregate direct equity investment in the consolidated investment products of $33.1 million.
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
During the six months ended June 30, 2020, the Company determined that it no longer had a controlling financial interest in one sub-fund of Artisan Global Funds as a result of third party capital contributions. Upon loss of control, the VIE was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition. There was no net impact to the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2020. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value. Upon deconsolidation, Artisan’s $1.5 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
As of June 30, 2020, Artisan held direct equity investments of $1.7 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of June 30, 2020 and December 31, 2019:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2020
Assets
Money market funds	$4,700	$4,700	$—	$—
Equity securities - long position	6,211	6,211	—	—
Fixed income instruments - long position	101,185	—	101,185	—

Liabilities
Fixed income instruments - short position	$12,662	$—	$12,662	$—
Derivative liabilities	14	14	—	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets
Money market funds	$5,005	$5,005	$—	$—
Equity securities - long position	9,933	9,933	—	—
Fixed income instruments - long position	96,681	—	96,681	—
Derivative assets	122	22	100	—

Liabilities
Fixed income instruments - short position	$6,005	$—	$6,005	$—
Derivative liabilities	181	—	181	—

CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of June 30, 2020	As of December 31, 2019
Net CIP assets included in the table above	$99,420	$105,555
Net CIP assets/(liabilities) not included in the table above	(20,311)	(28,509)
Total Net CIP assets	79,109	77,046
Less: redeemable noncontrolling interest	46,027	43,110
Artisan’s direct equity investment in CIPs	$33,082	$33,936

Note 7. Noncontrolling interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2020, APAM held approximately 78% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2020, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2019	56,429,825	21,372,029	77,801,854	73%
2020 Follow-On Offering	1,802,326	(1,802,326)	—	2%
Holdings Common Unit Exchanges	2,349,247	(2,349,247)	—	3%
Issuance of APAM Restricted Shares(1)	916,085	—	916,085	—%
Delivery of Shares Underlying RSUs (1)	24,233	—	24,233	—%
Restricted Share Award Net Share Settlement (1)	(126,971)	—	(126,971)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(40,101)	—	(40,101)	—%
Balance at June 30, 2020	61,354,644	17,220,456	78,575,100	78%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Six Months Ended June 30,
	2020	2019
Additional paid-in capital	$(2,089)	$(1,828)
Noncontrolling interests - Artisan Partners Holdings	2,118	1,869
Accumulated other comprehensive income (loss)	(29)	(41)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $2.0 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of June 30, 2020 and December 31, 2019, respectively:

		Outstanding
	Authorized	As of June 30, 2020	As of December 31, 2019	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	61,354,644	56,429,825	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	5,589,292	7,803,364	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	11,631,164	13,568,665	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2020, Artisan’s employees held 5,186,737 restricted shares of Class A common stock and all 5,589,292 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2020 and 2019:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
Quarterly	Class A Common	$0.61	$0.55	$1.29	$1.11
Special Annual	Class A Common	$—	$—	$0.60	$1.03

The following table summarizes APAM’s stock transactions for the six months ended June 30, 2020:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2019	77,801,854	56,429,825	7,803,364	13,568,665
2020 Follow-On Offering	—	1,802,326	(1,777,326)	(25,000)
Holdings Common Unit Exchanges	—	2,349,247	(403,941)	(1,945,306)
Restricted Share Award Grants	916,085	916,085	—	—
Restricted Share Award Net Share Settlement	(126,971)	(126,971)	—	—
Delivery of Shares Underlying RSUs	24,233	24,233	—	—
Employee/Partner Terminations	(40,101)	(40,101)	(32,805)	32,805
Balance at June 30, 2020	78,575,100	61,354,644	5,589,292	11,631,164

(1) There were 304,570 and 297,891 restricted stock units outstanding at June 30, 2020 and December 31, 2019, respectively. In addition, there were 60,000 performance share units outstanding at June 30, 2020. Based on the current status of the market and performance conditions, the 60,000 unvested performance share units would ultimately result in the issuance of 90,000 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2020 and 2019, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Holdings Partnership Distributions to Limited Partners	$22,246	$25,733	$39,322	$48,324
Holdings Partnership Distributions to APAM	66,251	59,483	111,355	112,884
Total Holdings Partnership Distributions	$88,497	$85,216	$150,677	$161,208
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of revenue by type and vehicle for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Management fees
Artisan Funds	$109,697	$112,025	$224,376	$218,205
Artisan Global Funds	7,313	8,037	15,429	16,172
Separate accounts(1)	77,917	76,338	155,026	148,887
Performance fees
Separate accounts(1)	8,015	4,327	10,947	4,425
Total revenues(2)	$202,942	$200,727	$405,778	$387,689

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

The following table presents the balances of receivables related to contracts with customers:

	As of June 30, 2020	As of December 31, 2019
Customer
Artisan Funds	$6,592	$6,703
Artisan Global Funds	3,226	3,588
Separate accounts	78,171	69,413
Total receivables from contracts with customers	$87,989	$79,704
Non-customer receivables	6,117	2,164
Accounts receivable	$94,106	$81,868
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of June 30, 2020 or December 31, 2019.

Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Salaries, incentive compensation and benefits (1)	$93,139	$89,521	$188,669	$177,229
Restricted share-based award compensation expense	9,065	11,965	18,252	23,539
Total compensation and benefits	$102,204	$101,486	$206,921	$200,768

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
Unvested restricted share-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 4,631,934 shares of Class A common stock were reserved and available for issuance under the Plan as of June 30, 2020.
During the six months ended June 30, 2020, Artisan granted 916,085 restricted stock awards, 3,370 restricted stock units, and 60,000 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2020 grant is expected to be approximately $34.1 million.
The following tables summarize the restricted share-based award activity for the six months ended June 30, 2020:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2020	$35.00	5,005,422
Granted	33.80	919,455
Forfeited	30.71	(40,101)
Vested	32.59	(588,144)
Unvested at June 30, 2020	$35.09	5,296,632

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2020	$—	—
Granted	52.45	60,000
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2020	$52.45	60,000

Based on the current status of the market and performance conditions, the 60,000 unvested performance share units would ultimately result in the issuance of 90,000 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for all unvested awards as of June 30, 2020 was $97.1 million with a weighted average recognition period of 3.4 years remaining.
During the six months ended June 30, 2020, the Company withheld a total of 126,971 restricted shares and paid $4.5 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the six months ended June 30, 2020, approximately 25% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards.
APAM’s effective tax rate was 18.3% and 16.0% for the six months ended June 30, 2020 and 2019, respectively.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Current:
Federal	$5,553	$3,073	$7,146	$4,386
State and local	1,651	800	2,519	1,315
Foreign	55	107	164	228
Total	7,259	3,980	9,829	5,929
Deferred:
Federal	7,712	6,706	13,610	13,402
State and local	1,285	798	2,268	1,595
Total	8,997	7,504	15,878	14,997
Income tax expense	$16,256	$11,484	$25,707	$20,926
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2020 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2019	$408,140	$375,324
2020 Follow-On Offering	21,424	18,211
2020 Holdings Common Unit Exchanges	22,235	18,899
Amortization	(17,586)	—
Payments under TRA	—	(20,318)
June 30, 2020	$434,213	$392,116

Net deferred tax assets comprise the following:

	As of June 30, 2020	As of December 31, 2019
Deferred tax assets:
Amortizable basis (1)	$434,213	$408,140
Other (2)	31,435	27,757
Total deferred tax assets	465,648	435,897
Less: valuation allowance (3)	—	—
Net deferred tax assets	$465,648	$435,897

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $1.5 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.3 million as of June 30, 2020 and December 31, 2019. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2020, U.S. federal income tax returns filed for the years 2016 through 2018 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2015 to 2018.
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

The computation of basic and diluted earnings per share under the two-class method for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2020	2019	2020	2019
Numerator:
Net income attributable to APAM	$46,151	$39,188	$80,976	$70,727
Less: Allocation to participating securities	6,001	5,340	12,155	12,524
Net income available to common stockholders	$40,150	$33,848	$68,821	$58,203
Denominator:
Weighted average shares outstanding	55,884,366	51,242,911	54,574,923	50,697,329
Earnings per share	$0.72	$0.66	$1.26	$1.15
Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
There were no dilutive securities outstanding during the three and six months ended June 30, 2020 and 2019. The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2020	2019	2020	2019
Holdings limited partnership units	17,692,268	21,707,968	18,880,709	22,143,682
Unvested restricted share-based awards	5,402,581	5,162,101	5,290,103	5,019,710
Total	23,094,849	26,870,069	24,170,812	27,163,392

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

Fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Funds	2020	2019	2020	2019
Investment management fees (Gross of fee waivers/expense reimbursements)	$109,863	$112,124	$224,630	$218,405
Fee waivers / expense reimbursements	$166	$99	$254	$200

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
Fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Global Funds	2020	2019	2020	2019
Investment management fees (Gross of fee waivers/expense reimbursements)	$7,367	$8,096	$15,543	$16,268
Elimination of management fees from consolidated investment products(1)	(13)	(16)	(26)	(32)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	$7,354	$8,080	$15,517	$16,236

Fee waivers / expense reimbursements	$115	$44	$210	$168
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(74)	(1)	(122)	(104)
Consolidated fee waivers / expense reimbursements	$41	$43	$88	$64

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

Fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Private Funds	2020	2019	2020	2019
Investment management fees (Gross of fee waivers/expense reimbursements)	$1,535	$665	$2,815	$1,269
Elimination of management fees from consolidated investment products(1)	(55)	(42)	(106)	(82)
Consolidated investment management fees (Gross of fee waivers / expense reimbursements)	$1,480	$623	$2,709	$1,187

Fee waivers / expense reimbursements	$59	$29	$104	$82
Elimination of fee waivers / expense reimbursements from consolidated investment products(1)	(17)	(29)	(30)	(82)
Consolidated fee waivers / expense reimbursements	$42	$—	$74	$—

(1) Investment management fees and expense waivers related to consolidated investment products were eliminated from revenue upon consolidation.

Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective July 28, 2020, a distribution by Artisan Partners Holdings of $37.0 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective July 28, 2020, a quarterly dividend of $0.67 per share of Class A common stock. The APAM dividend is payable on August 31, 2020, to shareholders of record as of August 17, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of June 30, 2020, our nine autonomous investment teams managed a total of 18 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of June 30, 2020, approximately 80% of our assets under management were managed for clients and investors domiciled in the U.S. and 20% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
We strive to maintain a financial model that is transparent and predictable. Currently, we derive nearly all of our revenues from investment management fees, most of which are based on a specified percentage of clients’ average assets under management. A majority of our expenses, including most of our compensation expense, vary directly with changes in our revenues. We invest thoughtfully to support our investment teams and future growth, while also paying out to shareholders and partners a majority of the cash that we generate from operations through distributions and dividends.
Business and financial highlights for the quarter included:
•Our investment teams continued to generate strong absolute and relative investment returns for clients and investors. Net of fees, 15 of our 18 strategies have outperformed relative to their broad-based benchmarks since inception.
•During the three months ended June 30, 2020, our assets under management increased to $120.6 billion, an increase of $25.4 billion, or 27%, compared to $95.2 billion at March 31, 2020, as a result of $22.1 billion in positive investment returns and $3.3 billion of net client cash inflows.
•16 of our 18 strategies had positive net inflows in the three months ended June 30, 2020, with 10 of our strategies having net inflows in excess of $100 million. Our eight strategies with inception dates beginning in 2014 had $2.2 billion in net inflows during the quarter.
•Average assets under management for the three months ended June 30, 2020 were $109.3 billion, a decrease of 1% from the average of $110.2 billion for the three months ended June 30, 2019, and a decrease of 4% from the average of $113.8 billion for the three months ended March 31, 2020.
•We earned $203.0 million in revenue for the three months ended June 30, 2020, an increase of 1% from revenues of $200.7 million for the three months ended June 30, 2019.
•Our operating margin was 37.8% for the three months ended June 30, 2020, compared to 35.3% for the three months ended June 30, 2019.
•We generated $0.72 of earnings per basic and diluted share and $0.71 of adjusted EPS.
•We declared and distributed dividends of $0.61 per share of Class A common stock during the three months ended June 30, 2020.

COVID-19 Pandemic
The COVID-19 pandemic contributed to significant volatility in global markets and corresponding fluctuations in the valuation of our assets under management. Because most of the revenue we earn is based on the market value of our assets under management, fluctuations in global markets impact our revenues and earnings. Our assets under management declined from $125.4 billion on February 19, 2020 to $95.2 billion on March 31, 2020, and have subsequently rebounded to $120.6 billion as of June 30, 2020.
The COVID-19 pandemic continues to impact the manner in which we operate. As of the date of this filing, the majority of our employees are working from home and we have almost entirely eliminated business travel. Additionally, many third-party vendors on whom we rely for certain critical functions are also operating in remote environments. Given the continued uncertainty surrounding the COVID-19 pandemic, it is difficult to predict how long such remote working conditions will last.
We believe we are operating well under these circumstances, benefiting from the flexible and highly mobile operating environment we have built over 25 years. However, market volatility, as well as changes in our operations and those of our key vendors, may result in increased client redemptions; inefficiencies, delays and decreased communication; and an increase in the number and significance of operational and trade errors. In addition, we do not know what, if any, longer-term impact the current operating circumstances (and/or the extension of them) will have on our business and results.
Given the fluidity of the COVID-19 pandemic situation, our executive team is meeting regularly to ensure Artisan is well-positioned to quickly adjust and react as circumstances warrant, and is providing frequent communications internally with and among our associates and our board of directors—and externally with clients, prospects, consultants and shareholders.
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
Our employees and other limited partners of Holdings held approximately 22% of the equity interests in Holdings as of June 30, 2020. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2020 Follow-On Offering and Holdings Unit Exchanges
On February 24, 2020, APAM completed an offering of 1,802,326 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 1,802,326 common units from certain limited partners of Holdings. In connection with the offering, APAM received 1,802,326 GP units of Holdings.
During the six months ended June 30, 2020, certain limited partners of Holdings exchanged 2,349,247 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 2,349,247 shares of Class A common stock. In connection with the exchanges, APAM received 2,349,247 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 73% at December 31, 2019 to 78% at June 30, 2020, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
S&P 500 total returns	20.5%	4.3%	(3.1)%	18.5%
MSCI All Country World total returns	19.2%	3.6%	(6.3)%	16.2%
MSCI EAFE total returns	14.9%	3.7%	(11.3)%	14.0%
Russell Midcap® total returns	24.6%	4.1%	(9.1)%	21.3%
MSCI Emerging Markets Index	18.1%	0.6%	(9.8)%	10.6%
ICE BofA U.S. High Yield Master II Total Return Index	9.6%	2.6%	(4.8)%	10.2%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	(unaudited; dollars in millions)
Assets under management at period end	$120,574		$113,843		$120,574		$113,843
Average assets under management (1)	$109,295		$110,201		$111,638		$107,582
Net client cash flows	$3,331		$(505)		$2,882		$(1,615)
Total revenues	$203.0		$200.7		$405.8		$387.7
Weighted average management fee (2)	71.8	bps	71.5	bps	71.2	bps	71.9	bps
Operating margin	37.8%		35.3%		36.4%		33.2%

(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) We compute our weighted average management fee by dividing annualized investment management fees (excluding performance fees) by average assets under management for the applicable period. The weighted average management fee for prior periods have been recast to exclude performance fee revenue.

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

The table below sets forth changes in our total assets under management:

	For the Three Months Ended June 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Beginning assets under management	$95,224	$107,803	$(12,579)	(11.7)%
Gross client cash inflows	11,301	4,715	6,586	139.7%
Gross client cash outflows	(7,970)	(5,220)	(2,750)	(52.7)%
Net client cash flows	3,331	(505)	3,836	759.6%
Investment returns and other (1)	22,019	6,545	15,474	236.4%
Ending assets under management	$120,574	$113,843	$6,731	5.9%
Average assets under management	$109,295	$110,201	$(906)	(0.8)%

(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

	For the Six Months Ended June 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Beginning assets under management	$121,016	$96,224	$24,792	25.8%
Gross client cash inflows	18,380	9,415	8,965	95.2%
Gross client cash outflows	(15,498)	(11,030)	(4,468)	(40.5)%
Net client cash flows	2,882	(1,615)	4,497	278.5%
Investment returns and other (1)	(3,324)	19,234	(22,558)	(117.3)%
Ending assets under management	$120,574	$113,843	$6,731	5.9%
Average assets under management	$111,638	$107,582	$4,056	3.8%

(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

During the quarter, our AUM increased by $25.4 billion due to $22.1 billion in positive investment returns resulting from the sharp rebound in global equity markets and $3.3 billion of net client cash inflows. 16 of our 18 investment strategies had net inflows, totaling $4.9 billion. Our eight strategies with inception dates beginning in 2014 had $2.2 billion in net inflows. We expect those strategies as a group to continue to experience net inflows.
Our Non-US Growth and US Mid-Cap Value strategies had a total of $1.6 billion of net outflows during the quarter.
Over the long-term, we expect to generate the majority of our AUM growth through investment returns, which has been our historical experience.
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
As of the date of this filing, all our strategies are open to new investors and client relationships. Our US Small-Cap Growth and Global Opportunities strategies have limited availability to most new client relationships.
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

The table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2020. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including mutual funds, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 10% of our assets under management at June 30, 2020, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$21,469	23.41%	15.89%	14.31%	16.81%	11.68%	689
MSCI All Country World Index			2.11%	6.13%	6.45%	9.15%	4.79%
Global Discovery Strategy	9/1/2017	$1,018	24.36%	--	--	--	20.25%	1,491
MSCI All Country World Index			2.11%	--	--	--	5.34%
US Mid-Cap Growth Strategy	4/1/1997	$13,900	26.09%	20.25%	14.51%	17.59%	15.82%	611
Russell Midcap® Index			(2.24)%	5.79%	6.75%	12.34%	9.71%
Russell Midcap® Growth Index			11.91%	14.74%	11.59%	15.08%	9.63%
US Small-Cap Growth Strategy	4/1/1995	$4,692	26.17%	23.87%	16.76%	19.15%	11.85%	340
Russell 2000® Index			(6.63)%	2.01%	4.28%	10.49%	8.45%
Russell 2000® Growth Index			3.48%	7.85%	6.85%	12.91%	7.68%
Global Equity Team
Global Equity Strategy	4/1/2010	$2,104	12.27%	16.00%	11.10%	14.81	13.13%	558
MSCI All Country World Index			2.11%	6.13%	6.45%	9.15	7.55%
Non-US Growth Strategy	1/1/1996	$19,976	0.81%	6.43%	4.31%	9.18%	9.81%	552
MSCI EAFE Index			(5.13)%	0.81%	2.05%	5.72%	4.29%
Non-US Small-Mid Growth Strategy	1/1/2019	$3,367	12.29%	--	--	--	24.76%	2,026
MSCI All Country World Index Ex USA Small Mid Cap			(5.13)%	--	--	--	4.50%
US Value Team
Value Equity Strategy	7/1/2005	$2,832	(5.53)%	2.27%	5.83%	10.17%	7.19%	(171)
Russell 1000® Index			7.48%	10.63%	10.46%	13.96%	8.90%
Russell 1000® Value Index			(8.84)%	1.82%	4.64%	10.40%	6.23%
US Mid-Cap Value Strategy	4/1/1999	$3,180	(13.16)%	(0.84)%	2.73%	9.17%	11.27%	243
Russell Midcap® Index			(2.24)%	5.79%	6.75%	12.34%	8.84%
Russell Midcap® Value Index			(11.81)%	(0.54)%	3.32%	10.28%	8.48%
International Value Team
International Value Strategy	7/1/2002	$19,193	(6.91)%	0.04%	3.00%	9.12%	10.57%	520
MSCI EAFE Index			(5.13)%	0.81%	2.05%	5.72%	5.37%
Global Value Team
Global Value Strategy	7/1/2007	$16,000	(11.58)%	(0.13)%	3.81%	10.32%	6.71%	245
MSCI All Country World Index			2.11%	6.13%	6.45%	9.15%	4.26%
Select Equity Strategy	3/1/2020	$13	--	--	--	--	(5.50)%	(1,115)
S&P 500 Market Index			--	--	--	--	5.65%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$477	(2.14)%	3.82%	6.56%	3.73%	5.24%	73
MSCI Emerging Markets Index			(3.39)%	1.89%	2.86%	3.27%	4.51%
Credit Team
High Income Strategy	4/1/2014	$4,278	2.13%	4.77%	6.58%	--	6.42%	245
ICE BofA US High Yield Master II Total Return Index			(1.10)%	2.94%	4.58%	--	3.97%
Developing World Team
Developing World Strategy	7/1/2015	$5,396	39.32%	20.48%	16.40%	--	16.40%	1,354
MSCI Emerging Markets Index			(3.39)%	1.89%	2.86%	--	2.86%
Thematic Team
Thematic Strategy	5/1/2017	$1,859	15.34%	24.51%	--	--	24.66%	1,383
S&P 500 Market Index (Total Return)			7.50%	10.72%	--	--	10.83%
Other Assets Under Management [2]		$820
Total Assets Under Management		$120,574

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

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	US Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
June 30, 2020		(unaudited; in millions)
Beginning assets under management	$29,691	$22,024	$4,973	$15,895	$13,701	$377	$3,312	$3,366	$1,885	$95,224
Gross client cash inflows	3,484	1,449	255	2,705	1,075	23	946	942	422	11,301
Gross client cash outflows	(1,623)	(2,163)	(358)	(2,139)	(922)	(7)	(351)	(331)	(76)	(7,970)
Net client cash flows	1,861	(714)	(103)	566	153	16	595	611	346	3,331
Investment returns and other	9,527	4,137	1,142	2,732	2,159	84	444	1,419	375	22,019
Ending assets under management	$41,079	$25,447	$6,012	$19,193	$16,013	$477	$4,351	$5,396	$2,606	$120,574
Average assets under management	$35,451	$24,250	$5,725	$17,873	$14,912	$422	$3,960	$4,406	$2,296	$109,295
June 30, 2019
Beginning assets under management	$30,832	$24,727	$7,170	$19,871	$18,449	$201	$3,383	$2,228	$942	$107,803
Gross client cash inflows	1,120	1,358	110	603	277	3	409	579	256	4,715
Gross client cash outflows	(1,282)	(1,535)	(441)	(1,101)	(562)	(5)	(144)	(130)	(20)	(5,220)
Net client cash flows	(162)	(177)	(331)	(498)	(285)	(2)	265	449	236	(505)
Investment returns and other	2,348	2,042	341	805	699	3	87	162	58	6,545
Ending assets under management	$33,018	$26,592	$7,180	$20,178	$18,863	$202	$3,735	$2,839	$1,236	$113,843
Average assets under management	$31,736	$25,468	$7,094	$19,857	$18,597	$198	$3,582	$2,529	$1,140	$110,201

		By Investment Team
Six Months Ended	Growth	Global Equity	US Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Thematic	Total
June 30, 2020		(unaudited; in millions)
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Gross client cash inflows	4,904	2,759	696	3,978	1,715	305	1,578	1,530	915	18,380
Gross client cash outflows	(3,780)	(3,509)	(1,044)	(3,543)	(1,762)	(11)	(1,007)	(641)	(201)	(15,498)
Net client cash flows	1,124	(750)	(348)	435	(47)	294	571	889	714	2,882
Investment returns and other	5,162	(1,663)	(1,042)	(3,242)	(3,647)	(51)	(70)	1,133	96	(3,324)
Ending assets under management	$41,079	$25,447	$6,012	$19,193	$16,013	$477	$4,351	$5,396	$2,606	$120,574
Average assets under management	$34,603	$25,252	$6,037	$18,980	$16,452	$387	$3,860	$3,953	$2,114	$111,638
June 30, 2019
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	2,237	2,073	280	1,992	524	7	961	778	563	9,415
Gross client cash outflows	(2,767)	(2,922)	(836)	(2,097)	(1,432)	(7)	(361)	(535)	(73)	(11,030)
Net client cash flows	(530)	(849)	(556)	(105)	(908)	—	600	243	490	(1,615)
Investment returns and other	7,297	4,474	1,159	2,602	2,658	23	275	603	143	19,234
Ending assets under management	$33,018	$26,592	$7,180	$20,178	$18,863	$202	$3,735	$2,839	$1,236	$113,843
Average assets under management	$30,494	$24,837	$7,136	$19,652	$18,565	$197	$3,372	$2,341	$988	$107,582

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of June 30, 2020		As of June 30, 2019
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$78,960	65.5%	$75,959	66.7%
Intermediary	36,455	30.2%	32,925	28.9%
Retail	5,159	4.3%	4,959	4.4%
Ending Assets Under Management	$120,574	100.0%	$113,843	100.0%

(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 12% of our total assets under management as of June 30, 2020.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2020	(unaudited; in millions)
Beginning assets under management	$44,426	$50,798	$95,224
Gross client cash inflows	6,818	4,483	11,301
Gross client cash outflows	(5,015)	(2,955)	(7,970)
Net client cash flows	1,803	1,528	3,331
Investment returns and other	10,321	11,698	22,019
Net transfers (1)	—	—	—
Ending assets under management	$56,550	$64,024	$120,574
Average assets under management	$51,262	$58,033	$109,295
June 30, 2019
Beginning assets under management	$51,951	$55,852	$107,803
Gross client cash inflows	3,081	1,634	4,715
Gross client cash outflows	(3,736)	(1,484)	(5,220)
Net client cash flows	(655)	150	(505)
Investment returns and other	3,037	3,508	6,545
Net transfers (1)	(238)	238	—
Ending assets under management	$54,095	$59,748	$113,843
Average assets under management	$52,670	$57,531	$110,201

(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
June 30, 2020	(unaudited; in millions)
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	11,543	6,837	18,380
Gross client cash outflows	(10,590)	(4,908)	(15,498)
Net client cash flows	953	1,929	2,882
Investment returns and other	(1,626)	(1,698)	(3,324)
Net transfers (1)	(65)	65	—
Ending assets under management	$56,550	$64,024	$120,574
Average assets under management	$52,563	$59,075	$111,638
June 30, 2019
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	6,547	2,868	9,415
Gross client cash outflows	(7,849)	(3,181)	(11,030)
Net client cash flows	(1,302)	(313)	(1,615)
Investment returns and other	8,981	10,253	19,234
Net transfers (1)	(238)	238	—
Ending assets under management	$54,095	$59,748	$113,843
Average assets under management	$51,635	$55,947	$107,582

(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended June 30, 2020, Compared to Three months ended June 30, 2019

	For the Three Months Ended June 30,		For the Period-to-Period
	2020	2019	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$203.0	$200.7	$2.3	1%
Operating Expenses
Total compensation and benefits	102.2	101.5	0.7	1%
Other operating expenses	24.2	28.3	(4.1)	(14)%
Total operating expenses	126.4	129.8	(3.4)	(3)%
Total operating income	76.6	70.9	5.7	8%
Non-operating income (expense)
Interest expense	(2.7)	(2.8)	0.1	4%
Other non-operating income	14.1	3.4	10.7	315%
Total non-operating income (expense)	11.4	0.6	10.8	1,800%
Income before income taxes	88.0	71.5	16.5	23%
Provision for income taxes	16.2	11.5	4.7	41%
Net income before noncontrolling interests	71.8	60.0	11.8	20%
Less: Noncontrolling interests - Artisan Partners Holdings	18.2	19.8	(1.6)	(8)%
Less: Noncontrolling interests - consolidated investment products	7.4	1.0	6.4	640%
Net income attributable to Artisan Partners Asset Management Inc.	$46.2	$39.2	$7.0	18%
Share Data
Basic and diluted earnings per share	$0.72	$0.66
Basic and diluted weighted average number of common shares outstanding	55,884,366	51,242,911

Revenues
Essentially all of our revenues consist of fees earned from managing clients’ assets. Our investment management fees fluctuate based on a number of factors, including the total value of our assets under management, the composition of assets under management among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and, for the accounts on which we earn performance-based fees, the investment performance of those accounts.
Approximately 3% of our $120.6 billion of assets under management as of June 30, 2020 have performance fee billing arrangements. While performance fees may be earned and recognized in each quarter of the year, we expect the majority of our performance fees to be recognized during the June quarter. Performance fees of $8.0 million were recognized in the three months ended June 30, 2020, compared to $4.3 million in the three months ended June 30, 2019.
The increase in revenues of $2.3 million, or 1%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was driven primarily by the increase in performance fees. The weighted average investment management fee, excluding performance fees, was 71.8 basis points for the three months ended June 30, 2020 compared to 71.5 basis points for the three months ended June 30, 2019.

The following table sets forth the weighted average fee and investment management fees earned by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2020	2019	2020	2019
	(unaudited; dollars in millions)
Total revenues	$85.9	$80.6	$117.1	$120.1
Weighted average management fee(1)	54.1 bps	53.3 bps	91.8 bps	91.4 bps
Percentage of ending AUM	53%	52%	47%	48%
(1) We compute our weighted average management fee by dividing annualized investment management fees (excluding performance fees) by average assets under management for the applicable period. The weighted average management fee for prior periods have been recast to exclude performance fee revenue.

Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
Operating expenses decreased $3.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily as a result of lower equity-based compensation expense, a decrease in travel and entertainment expenses resulting from the COVID-19 pandemic, and lower technology costs. The decreases were partially offset by higher incentive compensation expense related to increased revenues.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$93.1	$89.6	$3.5	4%
Restricted share-based award compensation expense	9.1	11.9	(2.8)	(24)%
Total compensation and benefits	$102.2	$101.5	$0.7	1%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $2.4 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue.
Restricted share-based award compensation expense decreased $2.8 million, as the awards that became fully amortized during 2019 and 2020 had a higher value than the awards granted in 2019 and 2020. Restricted share-based award compensation expense for all outstanding awards is expected to be approximately $9 million per quarter in 2020.
Total salaries, incentive compensation and benefits was 50% and 51% of our revenues for the three months ended June 30, 2020, and 2019, respectively.
Other operating expenses
Other operating expenses decreased $4.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in travel and entertainment expenses resulting from the COVID-19 pandemic.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended June 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.8)	$0.1	(4)%
Net investment gain (loss) of consolidated investment products	12.9	2.1	10.8	514%
Other investment gain (loss)	1.2	1.3	(0.1)	(8)%
Total non-operating income (expense)	$11.4	$0.6	$10.8	1,800%

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2020 and 2019 was 18.5% and 16.1%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 25% and 31% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended June 30, 2020 and 2019, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Six months ended June 30, 2020, Compared to Six months ended June 30, 2019

	For the Six Months Ended June 30,		Period-to-Period
	2020	2019	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$405.8	$387.7	$18.1	5%
Operating Expenses
Total compensation and benefits	206.9	200.8	6.1	3%
Other operating expenses	51.3	58.3	(7.0)	(12)%
Total operating expenses	258.2	259.1	(0.9)	—%
Total operating income	147.6	128.6	19.0	15%
Non-operating income (expense)
Interest expense	(5.4)	(5.6)	0.2	4%
Other non-operating income	(1.1)	7.7	(8.8)	(114)%
Total non-operating income (expense)	(6.5)	2.1	(8.6)	(410)%
Income before income taxes	141.1	130.7	10.4	8%
Provision for income taxes	25.7	20.9	4.8	23%
Net income before noncontrolling interests	115.4	109.8	5.6	5%
Less: Noncontrolling interests - Artisan Partners Holdings	34.3	37.1	(2.8)	(8)%
Less: Noncontrolling interests - consolidated investment products	0.1	2.0	(1.9)	(95)%
Net income attributable to Artisan Partners Asset Management Inc.	$81.0	$70.7	$10.3	15%
Share Data
Basic and diluted earnings per share	$1.26	$1.15
Basic and diluted weighted average number of common shares outstanding	54,574,923	50,697,329

Revenues
The increase in revenues of $18.1 million, or 5%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was driven primarily by a $4.1 billion, or 4%, increase in our average assets under management and an increase in performance fee revenue. The weighted average investment management fee, excluding performance fees, was 71.2 basis points for the six months ended June 30, 2020 compared to 71.9 basis points for the six months ended June 30, 2019. Performance fee revenue was $10.9 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively.
The following table sets forth the weighted average fee and investment management fees earned by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2020	2019	2020	2019
	(unaudited; dollars in millions)
Total revenues	$165.9	$153.3	$239.9	$234.4
Weighted average management fee(1)	52.8 basis points	53.7 basis points	91.8 basis points	91.5 basis points
Percentage of ending AUM	53%	52%	47%	48%
(1) We compute our weighted average management fee by dividing annualized investment management fees (excluding performance fees) by average assets under management for the applicable period. The weighted average management fee for prior periods have been recast to exclude performance fee revenue.

Operating Expenses
Operating expenses decreased $0.9 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Higher compensation expense related to increased revenues and an increased number of employees was more than offset by lower equity-based compensation expense, a decrease in travel and entertainment expenses resulting from the COVID-19 pandemic, an occupancy charge taken during the six months ended June 2019 related to the exit of an office space, and lower technology costs.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$188.6	$177.3	$11.3	6%
Restricted share-based award compensation expense	18.3	23.5	(5.2)	(22)%
Total compensation and benefits	$206.9	$200.8	$6.1	3%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by a $8.0 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue, as well as compensation expense related to additional full-time employees in 2020.
Restricted share-based award compensation expense decreased $5.2 million as the awards that became fully amortized during 2019 and 2020 had a higher value than the awards granted in 2019 and 2020.
Total salaries, incentive compensation and benefits was 51% and 52% of our revenues for the six months ended June 30, 2020, and 2019, respectively.
Other operating expenses
Other operating expenses decreased $7.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a decrease in travel and entertainment expenses resulting from the COVID-19 pandemic. Occupancy expense also decreased $2.5 million due to accelerated rent and depreciation expense related to the exit of an office space in 2019.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Six Months Ended June 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Interest expense	$(5.4)	$(5.6)	$0.2	(4)%
Net investment gain (loss) of consolidated investment products	—	4.4	(4.4)	(100)%
Other investment gain (loss)	(1.1)	3.3	(4.4)	(133)%
Total non-operating income (expense)	$(6.5)	$2.1	$(8.6)	(410)%

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the six months ended June 30, 2020 and 2019 was 18.3% and 16.0%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 25% and 31% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the six months ended June 30, 2020 and 2019, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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
Net investment gain (loss) of investment products represents the non-operating income (loss) related to the Company’s seed investments, in both consolidated investment products and nonconsolidated investment products. Excluding these non-operating market gains or losses on seed investments provides greater transparency to evaluate the profitability and efficiency of the underlying operations of the business.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$46.2	$39.2	$81.0	$70.7
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	18.2	19.8	34.3	37.1
Add back: Provision for income taxes	16.2	11.5	25.7	20.9
Add back: Net investment (gain) loss of investment products attributable to APAM	(6.6)	(2.0)	1.5	(4.9)
Less: Adjusted provision for income taxes	18.1	16.1	34.9	29.1
Adjusted net income (Non-GAAP)	$55.9	$52.4	$107.6	$94.7

Average shares outstanding
Class A common shares	55.9	51.2	54.6	50.7
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.4	5.2	5.3	5.0
Artisan Partners Holdings units outstanding (noncontrolling interests)	17.7	21.7	18.8	22.2
Adjusted shares	79.0	78.1	78.7	77.9

Basic and diluted earnings per share (GAAP)	$0.72	$0.66	$1.26	$1.15
Adjusted net income per adjusted share (Non-GAAP)	$0.71	$0.67	$1.37	$1.22

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$46.2	$39.2	$81.0	$70.7
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	18.2	19.8	34.3	37.1
Add back: Net investment (gain) loss of investment products attributable to APAM	(6.6)	(2.0)	1.5	(4.9)
Add back: Interest expense	2.7	2.8	5.4	5.6
Add back: Provision for income taxes	16.2	11.5	25.7	20.9
Add back: Depreciation and amortization	1.6	1.5	3.2	3.6
Adjusted EBITDA (Non-GAAP)	$78.3	$72.8	$151.1	$133.0

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment management fees and incentive allocations earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited; in millions)
Cash and cash equivalents	$190.9	$134.6
Accounts receivable	$94.1	$81.9
Seed investments(1)	$38.4	$57.8
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment management fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2020, none of our receivables were considered uncollectable.
We utilize capital to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of June 30, 2020, the balance of all seed investments, including investments in consolidated investment products, was $38.4 million. The seed investments are generally redeemable at our discretion.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the six months ended June 30, 2020.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2020.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2020 and 2019, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$22.2	$25.7	$39.3	$48.3
Holdings Partnership Distributions to APAM	66.3	59.5	111.4	112.9
Total Holdings Partnership Distributions	$88.5	$85.2	$150.7	$161.2

On July 28, 2020, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $37.0 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three and six months ended June 30, 2020 and 2019:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
Quarterly	Class A Common	$0.61	$0.55	$1.29	$1.11
Special Annual	Class A Common	$—	$—	$0.60	$1.03
Our board of directors declared, effective July 28, 2020, a variable quarterly dividend of $0.67 per share of Class A common stock with respect to the June quarter of 2020, payable on August 31, 2020 to shareholders of record as of the close of business on August 17, 2020. The variable quarterly dividend represents approximately 80% of the cash generated in the June quarter of 2020 and a pro-rata portion of 2020 tax savings related to our tax receivable agreements.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special dividend. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $392.1 million liability as of June 30, 2020. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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

Cash Flows

	For the Six Months Ended June 30,
	2020	2019
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$144.3	$175.5
Net cash provided by operating activities	203.9	182.6
Net cash provided by (used in) investing activities	16.9	(14.3)
Net cash used in financing activities	(168.8)	(184.5)
Cash, cash equivalents and restricted cash as of June 30	$196.3	$159.3
Net cash provided by operating activities increased $21.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in operating income resulting from higher AUM and revenues as well as timing differences in working capital accounts. For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, our operating income, excluding share-based related compensation expense, increased $13.7 million. Working capital positively impacted operating cash flows by $13.8 million primarily due to the timing of customer accounts receivable payments and income tax payments.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash provided by investment activities increased $31.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $18.1 million increase in net proceeds from the sale of investment securities and a $13.1 million decrease in the acquisition of property and equipment and leasehold improvements.
Financing activities consist primarily of partnership distributions to noncontrolling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities decreased $15.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $9.0 million decrease in distributions to limited partners, a $7.7 million decrease in dividends paid to holders of our Class A common stock, and a $3.2 million increase in contributions from noncontrolling interests in our consolidated investment products, partially offset by a $2.7 million increase in taxes paid related to employee net share settlement and a $1.3 million increase in payments of amounts owed under the TRAs.
Certain Contractual Obligations
As of June 30, 2020, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $375.3 million at December 31, 2019 to $392.1 million at June 30, 2020. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We expect to make payments of approximately $27 million in 2020 related to the TRAs, $20.3 million of which we paid on April 15, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on our consolidated financial position, cash flows or results of operations.
Item 1A. Risk Factors
The outbreak of COVID-19, and the reaction thereto, has negatively affected the global economy and has disrupted our normal business operations.
The COVID-19 pandemic, together with resulting voluntary and government-imposed actions, has disrupted the global economy, increased market volatility, and resulted in significant fluctuations in the valuation of investment securities.
Market fluctuations and volatility may cause clients to choose to redeem their investments in our strategies (upon short or no notice), as well as increase the likelihood and consequences of trading, valuation, or other operational errors.
The COVID-19 pandemic has also impacted the manner in which we operate. As of the date of this filing, the majority of our employees are working from home and we have significantly reduced business travel. Additionally, many third-party vendors on whom we rely for certain critical functions are also operating in remote environments.
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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended June 30, 2020, 32,805 shares of Class B common stock were canceled, and 32,805 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2020 and 2019.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: July 30, 2020
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)