Form 10-Q
period 2020-09-30
Artisan Partners Asset Management Inc.
filed 2020-11-03
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 30, 2020 were 61,425,521, 5,519,415 and 11,630,164, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amount)

	September 30, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$200,433	$134,621
Accounts receivable	98,420	81,868
Investment securities	6,737	23,878
Property and equipment, net	36,234	39,495
Deferred tax assets	458,698	435,897
Restricted cash	629	629
Prepaid expenses and other assets	14,954	12,688
Operating lease assets	81,902	87,155
Assets of consolidated investment products
Cash and cash equivalents	29,880	9,005
Accounts receivable and other	2,659	1,647
Investment assets, at fair value	151,993	106,736
Total assets	$1,082,539	$933,619

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$20,822	$19,926
Accrued incentive compensation	93,913	16,159
Borrowings	199,239	199,103
Operating lease liabilities	95,544	101,154
Amounts payable under tax receivable agreements	385,984	375,324
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	59,272	34,156
Investment liabilities, at fair value	13,843	6,186
Total liabilities	868,617	752,008
Commitments and contingencies
Redeemable noncontrolling interests	60,186	43,110
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 61,425,521 and 56,429,825 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	614	564
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 5,519,415 and 7,803,364 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	55	78
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 11,630,164 and 13,568,665 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	116	136
Additional paid-in capital	94,745	89,149
Retained earnings	51,715	44,455
Accumulated other comprehensive income (loss)	(1,921)	(1,425)
Total Artisan Partners Asset Management Inc. stockholders’ equity	145,324	132,957
Noncontrolling interests - Artisan Partners Holdings	8,412	5,544
Total stockholders’ equity	$153,736	$138,501
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,082,539	$933,619

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Management fees	$232,474	$202,806	$627,305	$586,070
Performance fees	279	155	11,226	4,580
Total revenues	$232,753	$202,961	$638,531	$590,650
Operating Expenses
Compensation and benefits	108,657	99,847	315,578	300,615
Distribution, servicing and marketing	6,252	5,929	17,155	17,168
Occupancy	6,338	5,214	16,740	18,122
Communication and technology	9,672	9,788	28,559	29,485
General and administrative	4,589	6,635	15,667	21,122
Total operating expenses	135,508	127,413	393,699	386,512
Total operating income	97,245	75,548	244,832	204,138
Non-operating income (expense)
Interest expense	(2,718)	(2,760)	(8,118)	(8,362)
Net investment gain (loss) of consolidated investment products	7,798	619	7,751	5,008
Other net investment gain (loss)	578	1,007	(505)	4,347
Net gain (loss) on the tax receivable agreements	238	(19,557)	238	(19,557)
Total non-operating income (expense)	5,896	(20,691)	(634)	(18,564)
Income before income taxes	103,141	54,857	244,198	185,574
Provision for income taxes	18,448	(7,355)	44,155	13,571
Net income before noncontrolling interests	84,693	62,212	200,043	172,003
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	21,547	20,556	55,791	57,660
Less: Net income attributable to noncontrolling interests - consolidated investment products	4,619	400	4,749	2,360
Net income attributable to Artisan Partners Asset Management Inc.	$58,527	$41,256	$139,503	$111,983

Basic earnings per share	$0.93	$0.71	$2.22	$1.87
Diluted earnings per share	$0.93	$0.71	$2.22	$1.87
Basic weighted average number of common shares outstanding	56,402,503	51,448,938	55,188,563	50,950,618
Diluted weighted average number of common shares outstanding	56,408,272	51,448,938	55,190,486	50,950,618
Dividends declared per Class A common share	$0.67	$0.60	$2.56	$2.74

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income before noncontrolling interests	$84,693	$62,212	$200,043	$172,003
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	794	(580)	(492)	(662)
Total other comprehensive income (loss)	794	(580)	(492)	(662)
Comprehensive income	85,487	61,632	199,551	171,341
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	21,723	20,400	55,795	57,532
Comprehensive income attributable to noncontrolling interests - consolidated investment products	4,619	400	4,749	2,360
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$59,145	$40,832	$139,007	$111,449

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended September 30, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at July 1, 2020	$614	$56	$116	$88,098	$34,562	$(2,539)	$4,899	$125,806	$46,027
Net income	—	—	—	—	58,527	—	21,547	80,074	4,619
Other comprehensive income - foreign currency translation	—	—	—	—	—	620	174	794	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(740)	—	(2)	742	—	—
Amortization of equity-based compensation	—	—	—	7,249	—	—	1,998	9,247	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	139	—	—	—	139	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	—	(1)	—	—	—	—	—	(1)	—
Capital contributions, net	—	—	—	—	—	—	—	—	9,540
Distributions	—	—	—	—	—	—	(20,923)	(20,923)	—
Dividends	—	—	—	—	(41,374)	—	(25)	(41,399)	—
Balance at September 30, 2020	$614	$55	$116	$94,745	$51,715	$(1,921)	$8,412	$153,736	$60,186

Three months ended September 30, 2019	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at July 1, 2019	$561	$79	$138	$76,944	$29,365	$(2,006)	$2,172	$107,253	$38,304
Net income	—	—	—	—	41,256	—	20,556	61,812	400
Other comprehensive income - foreign currency translation	—	—	—	—	—	(418)	(162)	(580)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(627)	—	(5)	632	—	—
Amortization of equity-based compensation	—	—	—	7,239	—	—	2,738	9,977	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	180	—	—	—	180	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Employee net share settlement	—	—	—	(183)	—	—	(71)	(254)	—
Exchange of subsidiary equity	2	(1)	(1)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	329
Distributions	—	—	—	—	—	—	(21,828)	(21,828)	—
Dividends	—	—	—	—	(33,869)	—	(44)	(33,913)	—
Balance at September 30, 2019	$563	$78	$137	$83,552	$36,752	$(2,429)	$3,993	$122,646	$39,033

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Nine months ended September 30, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2020	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	139,503	—	55,791	195,294	4,749
Other comprehensive income - foreign currency translation	—	—	—	—	—	(346)	(146)	(492)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,308)	—	(150)	2,458	—	—
Amortization of equity-based compensation	—	—	—	21,628	—	—	6,302	27,930	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	8,658	—	—	—	8,658	—
Issuance of Class A common stock, net of issuance costs	17	—	—	62,721	—	—	—	62,738	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	25	(5)	(20)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	14,768
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(60,245)	(60,245)	—
Dividends	—	—	—	(18,771)	(132,243)	—	(77)	(151,091)	—
Balance at September 30, 2020	$614	$55	$116	$94,745	$51,715	$(1,921)	$8,412	$153,736	$60,186

Nine months ended September 30, 2019	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interest
Balance at January 1, 2019	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349
Net income	—	—	—	—	111,983	—	57,660	169,643	2,360
Other comprehensive income - foreign currency translation	—	—	—	—	—	(488)	(174)	(662)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,455)	—	(46)	2,501	—	—
Amortization of equity-based compensation	—	—	—	24,968	—	—	9,431	34,399	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,338	—	—	—	2,338	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(19)	—	—	—	(19)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,470)	—	—	(607)	(2,078)	—
Exchange of subsidiary equity	13	(8)	(5)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	2,324
Distributions	—	—	—	—	—	—	(70,152)	(70,152)	—
Dividends	—	—	—	(37,353)	(113,848)	—	(109)	(151,310)	—
Balance at September 30, 2019	$563	$78	$137	$83,552	$36,752	$(2,429)	$3,993	$122,646	$39,033

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income before noncontrolling interests	$200,043	$172,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,967	4,567
Deferred income taxes	23,698	(218)
Asset impairment	871	2,107
Noncash lease expense	(1,275)	1,668
Net investment (gain) loss on nonconsolidated seed investment securities	642	(3,374)
Net (gain) loss on the tax receivable agreements	(238)	19,557
(Gain) loss on disposal of property and equipment	(4)	131
Amortization of debt issuance costs	304	345
Share-based compensation	27,931	34,399
Net investment (gain) loss of consolidated investment products	(7,751)	(5,008)
Purchase of investments by consolidated investment products	(130,486)	(94,252)
Proceeds from sale of investments by consolidated investment products	108,887	53,186
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(16,555)	(23,623)
Prepaid expenses and other assets	(4,496)	(5)
Accounts payable and accrued expenses	78,770	70,708
Net change in operating assets and liabilities of consolidated investment products	13,413	29,392
Net cash provided by operating activities	298,721	261,583
Cash flows from investing activities
Acquisition of property and equipment	(1,372)	(2,958)
Leasehold improvements	(370)	(13,702)
Proceeds from sale of investment securities	20,118	—
Purchase of investment securities	(2,149)	(10)
Net cash provided by (used in) investing activities	16,227	(16,670)
Cash flows from financing activities
Partnership distributions	(60,245)	(70,152)
Dividends paid	(151,091)	(151,310)
Payment of debt issuance costs	—	(308)
Proceeds from issuance of notes payable	—	50,000
Principal payments on notes payable	—	(50,000)
Payment under the tax receivable agreements	(26,943)	(24,998)
Net proceeds from issuance of common stock	63,027	—
Payment of costs directly associated with the issuance of Class A common stock	(220)	—
Purchase of equity and subsidiary equity	(63,027)	—
Taxes paid related to employee net share settlement	(4,530)	(2,078)
Capital contributions to consolidated investment products, net	14,768	2,324
Net cash used in financing activities	(228,261)	(246,522)
Net increase (decrease) in cash, cash equivalents, and restricted cash	86,687	(1,609)
Cash, cash equivalents and restricted cash
Beginning of period	144,255	175,535
End of period	$230,942	$173,926
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$200,433	$169,558
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	29,880	3,739
Cash, cash equivalents and restricted cash	$230,942	$173,926
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$46,437	$34,022
Establishment of amounts payable under tax receivable agreements	37,602	29,368
Increase in investment securities due to deconsolidation of CIPs	1,469	946
Operating lease assets obtained in exchange for operating lease liabilities	3,406	3,606

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2020, APAM held approximately 78% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of September 30, 2020, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and three Artisan Private Funds and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2020
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The Company adopted the new guidance on January 1, 2020. The Company capitalized $868 thousand of software implementation costs and recorded $40 thousand of related amortization expense during the nine months ended September 30, 2020.
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

	As of September 30, 2020	As of December 31, 2019
Investments in equity securities	$4,197	$7,543
Investments in equity securities accounted for under the equity method	2,540	16,335
Total investment securities	$6,737	$23,878
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. The table below presents the net investment income activity related to these investment securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) recognized on investment securities	$573	$651	$(642)	$3,374
Less: Net realized gains (losses) recognized on investment securities sold during the period	—	—	4,996	—
Unrealized gains (losses) recognized on investment securities held as of the end of the period	$573	$651	$(5,638)	$3,374

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2020 and December 31, 2019:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2020
Assets
Money market funds	$70,854	$—	$70,854	$—	$—
Equity securities	6,737	50	6,687	—	—

December 31, 2019
Assets
Money market funds	$30,673	$—	$30,673	$—	$—
Equity securities	23,878	15,068	8,810	—	—
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
Artisan’s borrowings consist of the following as of September 30, 2020 and December 31, 2019:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $205.3 million as of September 30, 2020. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.6 million for the three months ended September 30, 2020 and 2019, and $7.7 million and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of September 30, 2020, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and three Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $51.2 million.
Artisan’s maximum exposure to loss in connection with the assets and liabilities of CIPs is limited to its direct equity investment, while the potential benefit is limited to the management and performance fees received and the return on its equity investment. With the exception of Artisan’s direct equity investment, the assets of CIPs are not available to Artisan’s creditors, nor are they available to Artisan for general corporate purposes. In addition, third-party investors in the CIPs have no recourse to the general credit of the Company.
Management and performance fees earned from CIPs are eliminated from revenue upon consolidation. See Note 14, “Related Party Transactions” for additional information on management and performance fees earned from CIPs.
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
During the nine months ended September 30, 2020, the Company determined that it no longer had a controlling financial interest in one sub-fund of Artisan Global Funds as a result of third party capital contributions. Upon loss of control, the VIE was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition. There was no net impact to the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2020. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value. Upon deconsolidation, Artisan’s $1.5 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
As of September 30, 2020, Artisan held direct equity investments of $2.5 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2020 and December 31, 2019:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2020
Assets
Money market funds	$6,534	$6,534	$—	$—
Equity securities - long position	28,968	28,968	—	—
Fixed income instruments - long position	120,150	—	120,150	—
Derivative assets	2,876	2,876	—	—

Liabilities
Fixed income instruments - short position	$13,579	$—	$13,579	$—
Derivative liabilities	264	264	—	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets
Money market funds	$5,005	$5,005	$—	$—
Equity securities - long position	9,933	9,933	—	—
Fixed income instruments - long position	96,681	—	96,681	—
Derivative assets	122	22	100	—

Liabilities
Fixed income instruments - short position	$6,005	$—	$6,005	$—
Derivative liabilities	181	—	181	—

CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of September 30, 2020	As of December 31, 2019
Net CIP assets included in the table above	$144,685	$105,555
Net CIP assets/(liabilities) not included in the table above	(33,268)	(28,509)
Total Net CIP assets	111,417	77,046
Less: redeemable noncontrolling interest	60,186	43,110
Artisan’s direct equity investment in CIPs	$51,231	$33,936

Note 7. Noncontrolling interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2020, APAM held approximately 78% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2020, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2019	56,429,825	21,372,029	77,801,854	73%
2020 Follow-On Offering	1,802,326	(1,802,326)	—	2%
Holdings Common Unit Exchanges	2,420,124	(2,420,124)	—	3%
Issuance of APAM Restricted Shares(1)	916,085	—	916,085	—%
Delivery of Shares Underlying RSUs (1)	24,233	—	24,233	—%
Restricted Share Award Net Share Settlement (1)	(126,971)	—	(126,971)	—%
Forfeitures of Holdings GP Units from Employee Terminations (1)	(40,101)	—	(40,101)	—%
Balance at September 30, 2020	61,425,521	17,149,579	78,575,100	78%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Nine Months Ended September 30,
	2020	2019
Additional paid-in capital	$(740)	$(2,455)
Noncontrolling interests - Artisan Partners Holdings	742	2,501
Accumulated other comprehensive income (loss)	(2)	(46)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $2.0 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of September 30, 2020 and December 31, 2019, respectively:

		Outstanding
	Authorized	As of September 30, 2020	As of December 31, 2019	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	61,425,521	56,429,825	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	5,519,415	7,803,364	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	11,630,164	13,568,665	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2020, Artisan’s employees held 5,186,737 restricted shares of Class A common stock and all 5,519,415 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2020 and 2019:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Quarterly	Class A Common	$0.67	$0.60	$1.96	$1.71
Special Annual	Class A Common	$—	$—	$0.60	$1.03

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2020:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2019	77,801,854	56,429,825	7,803,364	13,568,665
2020 Follow-On Offering	—	1,802,326	(1,777,326)	(25,000)
Holdings Common Unit Exchanges	—	2,420,124	(473,818)	(1,946,306)
Restricted Share Award Grants	916,085	916,085	—	—
Restricted Share Award Net Share Settlement	(126,971)	(126,971)	—	—
Delivery of Shares Underlying RSUs	24,233	24,233	—	—
Employee/Partner Terminations	(40,101)	(40,101)	(32,805)	32,805
Balance at September 30, 2020	78,575,100	61,425,521	5,519,415	11,630,164

(1) There were 304,570 and 297,891 restricted stock units outstanding at September 30, 2020 and December 31, 2019, respectively. In addition, there were 60,000 performance share units outstanding at September 30, 2020. Based on the current status of the market and performance conditions, the 60,000 unvested performance share units would ultimately result in the issuance of 90,000 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2020 and 2019, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Holdings Partnership Distributions to Limited Partners	$20,923	$21,828	$60,245	$70,152
Holdings Partnership Distributions to APAM	70,024	53,423	181,379	166,307
Total Holdings Partnership Distributions	$90,947	$75,251	$241,624	$236,459
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees
Artisan Funds	$131,942	$115,926	$356,318	$334,131
Artisan Global Funds	8,455	8,062	23,884	24,234
Separate accounts(1)	92,077	78,818	247,103	227,705
Performance fees
Artisan Global Funds	14	—	14	—
Separate accounts(1)	265	155	11,212	4,580
Total revenues(2)	$232,753	$202,961	$638,531	$590,650
(1) Separate account revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, which includes traditional separate accounts, Artisan-branded collective investment trusts and funds (both public and private) that Artisan advises, including Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products are eliminated upon consolidation and therefore are omitted from this table.
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

The following table presents the balances of receivables related to contracts with customers:

	As of September 30, 2020	As of December 31, 2019
Customer
Artisan Funds	$7,289	$6,703
Artisan Global Funds	3,524	3,588
Separate accounts	80,930	69,413
Total receivables from contracts with customers	$91,743	$79,704
Non-customer receivables	6,677	2,164
Accounts receivable	$98,420	$81,868
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of September 30, 2020 or December 31, 2019.

Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Salaries, incentive compensation and benefits (1)	$99,517	$89,969	$288,186	$267,198
Restricted share-based award compensation expense	9,140	9,878	27,392	33,417
Total compensation and benefits	$108,657	$99,847	$315,578	$300,615

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
Unvested restricted share-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 4,631,934 shares of Class A common stock were reserved and available for issuance under the Plan as of September 30, 2020.
During the nine months ended September 30, 2020, Artisan granted 916,085 restricted stock awards, 3,370 restricted stock units, and 60,000 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2020 grant is expected to be approximately $34.1 million.
The following tables summarize the restricted share-based award activity for the nine months ended September 30, 2020:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2020	$35.00	5,005,422
Granted	33.80	919,455
Forfeited	30.71	(40,101)
Vested	32.59	(588,144)
Unvested at September 30, 2020	$35.09	5,296,632

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2020	$—	—
Granted	52.45	60,000
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2020	$52.45	60,000

Based on the current status of the market and performance conditions, the 60,000 unvested performance share units would ultimately result in the issuance of 90,000 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for all unvested awards as of September 30, 2020 was $88.0 million with a weighted average recognition period of 3.3 years remaining.
During the nine months ended September 30, 2020, the Company withheld a total of 126,971 restricted shares and paid $4.5 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2020, approximately 25% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards.
APAM’s effective tax rate was 18.1% and 7.3% for the nine months ended September 30, 2020 and 2019, respectively.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Current:
Federal	$8,539	$4,401	$15,685	$8,787
State and local	1,992	3,348	4,511	4,663
Foreign	97	111	261	339
Total	10,628	7,860	20,457	13,789
Deferred:
Federal	6,703	2,315	20,313	15,717
State and local	1,117	(17,530)	3,385	(15,935)
Total	7,820	(15,215)	23,698	(218)
Income tax expense (benefit)	$18,448	$(7,355)	$44,155	$13,571
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2020 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2019	$408,140	$375,324
2020 Follow-On Offering	21,424	18,211
2020 Holdings Common Unit Exchanges	23,094	19,630
Amortization	(26,504)	—
Payments under TRA	—	(26,943)
Change in estimate	(61)	(238)
September 30, 2020	$426,093	$385,984

Net deferred tax assets comprise the following:

	As of September 30, 2020	As of December 31, 2019
Deferred tax assets:
Amortizable basis (1)	$426,093	$408,140
Other (2)	32,605	27,757
Total deferred tax assets	458,698	435,897
Less: valuation allowance (3)	—	—
Net deferred tax assets	$458,698	$435,897

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $1.5 million and $2.0 million as of September 30, 2020 and December 31, 2019, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.3 million as of September 30, 2020 and December 31, 2019. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2020, U.S. federal income tax returns filed for the years 2017 through 2019 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2016 to 2019.

Note 12. Earnings Per Share
Basic earnings per share is computed under the two-class method by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted share-based awards are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by employees. Income available to Class A common stockholders is computed by reducing net income attributable to APAM by earnings (both distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. Except for certain performance share units, unvested share-based awards are participating securities because the awards include non-forfeitable dividend rights during the vesting period. Class B and Class C common shares do not share in profits of APAM and therefore are not reflected in the calculations.
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The weighted average number of Class A common shares outstanding during the period is increased by the assumed conversion of nonparticipating unvested share-based awards into Class A common stock using the treasury stock method.
The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2020	2019	2020	2019
Numerator:
Net income attributable to APAM	$58,527	$41,256	$139,503	$111,983
Less: Allocation to participating securities	6,006	4,494	16,944	16,521
Net income available to common stockholders	$52,521	$36,762	$122,559	$95,462
Denominator:
Basic weighted average shares outstanding	56,402,503	51,448,938	55,188,563	50,950,618
Dilutive effect of nonparticipating equity awards	5,769	—	1,923	—
Diluted weighted average shares outstanding	56,408,272	51,448,938	55,190,486	50,950,618
Earnings per share - Basic	$0.93	$0.71	$2.22	$1.87
Earnings per share - Diluted	$0.93	$0.71	$2.22	$1.87
Allocation to participating securities in the table above primarily represents dividends paid to holders of unvested restricted share-based awards, which reduces net income available to common stockholders.
The Holdings limited partnership units are anti-dilutive primarily due to the impact of public company expenses. Unvested restricted share-based awards with non-forfeitable dividend rights during the vesting period are considered participating securities and are therefore anti-dilutive. The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2020	2019	2020	2019
Holdings limited partnership units	17,177,313	21,594,086	18,308,766	21,958,470
Unvested restricted share-based awards	5,389,854	5,060,127	5,323,596	5,033,331
Total	22,567,167	26,654,213	23,632,362	26,991,801

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
Investment advisory fees for managing Artisan Funds and amounts waived or reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2020	2019	2020	2019
Investment advisory fees (Gross of fee waivers and expense reimbursements)	$132,128	$116,040	$356,758	$334,445
Fee waivers and expense reimbursements	$186	$114	$440	$314

Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.50% to 1.85%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s annual expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are also employees of Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2020	2019	2020	2019
Investment advisory fees (Gross of fee waivers and expense reimbursements)	$8,545	$8,148	$24,088	$24,416
Elimination of fees from consolidated investment products(1)	(15)	(17)	(41)	(49)
Consolidated investment advisory fees (Gross of fee waivers and expense reimbursements)	$8,530	$8,131	$24,047	$24,367

Fee waivers and expense reimbursements	$192	$162	$402	$330
Elimination of fee waivers and expense reimbursements from consolidated investment products (1)	(131)	(93)	(253)	(197)
Consolidated fee waivers and expense reimbursements	$61	$69	$149	$133

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

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
Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Private Funds	2020	2019	2020	2019
Investment advisory fees (Gross of fee waivers and expense reimbursements)	$1,836	$775	$4,651	$2,044
Elimination of fees from consolidated investment products (1)	(92)	(42)	(198)	(124)
Consolidated investment advisory fees (Gross of fee waivers and expense reimbursements)	$1,744	$733	$4,453	$1,920

Fee waivers and expense reimbursements	$79	$42	$183	$124
Elimination of fee waivers and expense reimbursements from consolidated investment products (1)	(45)	(14)	(75)	(96)
Consolidated fee waivers and expense reimbursements	$34	$28	$108	$28

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective October 27, 2020, a distribution by Artisan Partners Holdings of $40.6 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective October 27, 2020, a quarterly dividend of $0.83 per share of Class A common stock. The APAM dividend is payable on November 30, 2020, to shareholders of record as of November 16, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of September 30, 2020, our nine autonomous investment teams managed a total of 18 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk. On October 1, 2020, we launched our 19th strategy, the International Small Cap Value strategy.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2020, approximately 79% of our assets under management were managed for clients and investors domiciled in the U.S. and 21% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business and financial highlights for the quarter included:
•Beini Zhou and Anand Vasagiri joined the Artisan International Value team to launch a new International Small Cap Value strategy. Separately, Tiffany Hsiao and Yuanyuan Ji joined the Artisan Global Equity team to design and launch a new strategy focused on post-venture firms in greater China.
•During the three months ended September 30, 2020, our assets under management increased to $134.3 billion, an increase of $13.7 billion, or 11%, compared to $120.6 billion at June 30, 2020, as a result of $11.6 billion in positive investment returns and $2.1 billion of net client cash inflows.
•Average assets under management for the three months ended September 30, 2020 were $131.0 billion, an increase of 16% from the average of $113.0 billion for the three months ended September 30, 2019, and an increase of 20% from the average of $109.3 billion for the three months ended June 30, 2020.
•We earned $232.7 million in revenue for the three months ended September 30, 2020, an increase of 15% from revenues of $202.9 million for the three months ended September 30, 2019.
•Our operating margin was 41.8% for the three months ended September 30, 2020, compared to 37.2% for the three months ended September 30, 2019.
•We generated $0.93 of earnings per basic and diluted share and $0.90 of adjusted EPS.
•We declared and distributed dividends of $0.67 per share of Class A common stock during the three months ended September 30, 2020.
•We declared, effective October 27, 2020, a quarterly dividend of $0.83 per share of Class A common stock.

COVID-19 Pandemic
The COVID-19 pandemic contributed to significant volatility in global markets and corresponding fluctuations in the valuation of our assets under management. Because most of the revenue we earn is based on the market value of our assets under management, fluctuations in global markets impact our revenues and earnings. Our assets under management declined from $125.4 billion on February 19, 2020 to $95.2 billion on March 31, 2020, and have subsequently rebounded to $134.3 billion as of September 30, 2020.
The COVID-19 pandemic continues to impact the manner in which we operate. As of the date of this filing, the majority of our employees are working from home and our employees have significantly reduced business travel. Additionally, many third-party vendors on whom we rely for certain critical functions are also operating in remote environments. Given the continued uncertainty surrounding the COVID-19 pandemic, it is difficult to predict how long such remote working conditions and travel restrictions will last. We expect most operating costs to return to pre-COVID-19 levels when employees return to the office and resume business travel.
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
Our employees and other limited partners of Holdings held approximately 22% of the equity interests in Holdings as of September 30, 2020. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2020 Follow-On Offering and Holdings Unit Exchanges
On February 24, 2020, APAM completed an offering of 1,802,326 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 1,802,326 common units from certain limited partners of Holdings. In connection with the offering, APAM received 1,802,326 GP units of Holdings.
During the nine months ended September 30, 2020, certain limited partners of Holdings exchanged 2,420,124 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 2,420,124 shares of Class A common stock. In connection with the exchanges, APAM received 2,420,124 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 73% at December 31, 2019 to 78% at September 30, 2020, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions can materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
S&P 500 total returns	8.9%	1.7%	5.6%	20.6%
MSCI All Country World total returns	8.1%	0.0%	1.4%	16.2%
MSCI EAFE total returns	4.8%	(1.1)%	(7.1)%	12.8%
Russell Midcap® total returns	7.5%	0.5%	(2.3)%	21.9%
MSCI Emerging Markets Index	9.6%	(4.2)%	(1.2)%	5.9%
ICE BofA U.S. High Yield Master II Total Return Index	4.7%	1.2%	(0.3)%	11.5%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	(unaudited; dollars in millions)
Assets under management at period end	$134,288		$112,492		$134,288		$112,492
Average assets under management (1)	$130,967		$113,027		$118,142		$109,407
Net client cash flows	$2,115		$(727)		$4,997		$(2,342)
Total revenues	$232.7		$202.9		$638.5		$590.6
Weighted average management fee (2)	70.7	bps	71.2	bps	71.0	bps	71.7	bps
Operating margin	41.8%		37.2%		38.3%		34.6%

(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) We compute our weighted average management fee by dividing annualized investment management fees (which excludes performance fees) by average assets under management for the applicable period. The weighted average management fee for prior periods have been recast to exclude performance fee revenue.

Investment advisory fees and assets under management within our consolidated investment products are excluded from the weighted average fee calculations and from total revenues, since any such revenues are eliminated upon consolidation. Assets under management within Artisan Private Funds are included in the reported firm-wide, separate account, and institutional assets under management figures reported below.
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

The table below sets forth changes in our total assets under management:

	For the Three Months Ended September 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Beginning assets under management	$120,574	$113,843	$6,731	5.9%
Gross client cash inflows	8,860	4,201	4,659	110.9%
Gross client cash outflows	(6,745)	(4,928)	(1,817)	(36.9)%
Net client cash flows	2,115	(727)	2,842	390.9%
Investment returns and other (1)	11,599	(624)	12,223	1,958.8%
Ending assets under management	$134,288	$112,492	$21,796	19.4%
Average assets under management	$130,967	$113,027	$17,940	15.9%

(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

	For the Nine Months Ended September 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Beginning assets under management	$121,016	$96,224	$24,792	25.8%
Gross client cash inflows	27,240	13,616	13,624	100.1%
Gross client cash outflows	(22,243)	(15,958)	(6,285)	(39.4)%
Net client cash flows	4,997	(2,342)	7,339	313.4%
Investment returns and other (1)	8,275	18,610	(10,335)	(55.5)%
Ending assets under management	$134,288	$112,492	$21,796	19.4%
Average assets under management	$118,142	$109,407	$8,735	8.0%

(1) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During the quarter, our AUM increased by $13.7 billion due to $11.6 billion in positive investment returns and $2.1 billion of net client cash inflows. 10 of our 18 investment strategies had net inflows, totaling $3.6 billion. Our eight strategies with inception dates beginning in 2014 or later had $2.5 billion in net inflows. We expect those strategies as a group to continue to experience net inflows.
Our Non-US Growth, International Value and US Mid-Cap Value strategies had a total of $1.3 billion of net outflows during the quarter, which partially offset the net inflows described above.
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

In November 2020 we expect the Artisan Funds will make their annual income and capital gain distributions. Based on our current estimates and assumptions, we expect this year's distributions to result in approximately $450 million of net client cash outflows from investors who choose not to reinvest their dividends. In November 2019 those distributions resulted in approximately $470 million of net client cash outflows. The November 2020 distribution (estimates of which we expect Artisan funds will disclose in advance of the record date) may cause increased mutual fund redemptions.
The table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2020. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 10% of our assets under management at September 30, 2020, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$24,456	40.16%	19.01%	19.50%	16.28%	12.56%	726
MSCI All Country World Index			10.44%	7.11%	10.29%	8.54%	5.30%
Global Discovery Strategy	9/1/2017	$1,313	39.36%	23.05%	--	--	22.90%	1,532
MSCI All Country World Index			10.44%	7.11%	--	--	7.58%
US Mid-Cap Growth Strategy	4/1/1997	$15,547	46.50%	24.15%	18.88%	16.91%	16.20%	626
Russell Midcap® Index			4.55%	7.13%	10.12%	11.75%	9.94%
Russell Midcap® Growth Index			23.23%	16.21%	15.51%	14.54%	9.94%
US Small-Cap Growth Strategy	4/1/1995	$5,054	41.20%	25.75%	21.68%	18.86%	12.10%	421
Russell 2000® Index			0.39%	1.77%	7.99%	9.84%	8.57%
Russell 2000® Growth Index			15.71%	8.17%	11.41%	12.33%	7.89%
Global Equity Team
Global Equity Strategy	4/1/2010	$2,491	22.79%	16.24%	15.57%	14.20%	13.74%	557
MSCI All Country World Index			10.44%	7.11%	10.29%	8.54%	8.17%
Non-US Growth Strategy	1/1/1996	$20,514	7.53%	6.95%	8.84%	8.38%	10.02%	558
MSCI EAFE Index			0.49%	0.62%	5.26%	4.61%	4.44%
Non-US Small-Mid Growth Strategy	1/1/2019	$5,196	29.81%	--	--	--	29.95%	2,090
MSCI All Country World Index Ex USA Small Mid Cap			4.88%	--	--	--	9.05%
US Value Team
Value Equity Strategy	7/1/2005	$3,015	0.86%	3.49%	10.50%	10.04%	7.65%	114
Russell 1000® Index			16.01%	12.36%	14.08%	13.74%	9.39%
Russell 1000® Value Index			(5.03)%	2.63%	7.65%	9.94%	6.51%
US Mid-Cap Value Strategy	4/1/1999	$3,162	(7.69)%	(0.04)%	6.07%	8.64%	11.43%	274
Russell Midcap® Index			4.55%	7.13%	10.12%	11.75%	9.10%
Russell Midcap® Value Index			(7.30)%	0.82%	6.37%	9.71%	8.69%
International Value Team
International Value Strategy	7/1/2002	$19,957	(1.53)%	(0.27)%	5.96%	8.26%	10.73%	516
MSCI EAFE Index			0.49%	0.62%	5.26%	4.61%	5.57%
Global Value Team
Global Value Strategy	7/1/2007	$18,170	(4.47)%	0.48%	6.99%	9.81%	7.17%	237
MSCI All Country World Index			10.44%	7.11%	10.29%	8.54%	4.80%
Select Equity Strategy	3/1/2020	$14	--	--	--	--	3.10%	(1,199)
S&P 500 Market Index			--	--	--	--	15.09%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$537	11.30%	4.31%	13.12%	3.04%	5.88%	79
MSCI Emerging Markets Index			10.54%	2.42%	8.96%	2.50%	5.09%
Credit Team
High Income Strategy	4/1/2014	$4,947	6.14%	5.88%	8.23%	--	7.10%	255
ICE BofA US High Yield Master II Total Return Index			2.30%	3.83%	6.60%	--	4.55%
Developing World Team
Developing World Strategy	7/1/2015	$6,886	72.93%	24.32%	24.93%	--	19.46%	1,494
MSCI Emerging Markets Index			10.54%	2.42%	8.96%	--	4.52%
Antero Peak Group[3]
Antero Peak Strategy	5/1/2017	$2,104	22.92%	23.56%	--	--	26.15%	1,337
S&P 500 Market Index (Total Return)			15.15%	12.27%	--	--	12.78%
Other Assets Under Management [2]		$925
Total Assets Under Management		$134,288

(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed or underperformed the benchmark most commonly used by our separate account clients to compare the performance of the relevant strategy. The benchmark most commonly used by clients in the U.S. Mid-Cap Growth, U.S. Small Cap Growth, Value Equity, and U.S. Mid-Cap Value strategies is the style benchmark and for all other strategies is the broad market benchmark. Reporting on this metric prior to September 30, 2020, compared all composite performance to the broad benchmark. Value-added for periods less than one year is not annualized. The Artisan High Income Strategy may hold loans and other security types that may not be included in the ICE BofA U.S. High Yield Master II Total Return Index. At times, this causes material differences in relative performance. The Antero Peak Strategy's investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.
(2) Other Assets Under Management includes AUM managed by the Credit Team in the Credit Opportunities strategy and by the Antero Peak Group in the Antero Peak Hedge strategy, respectively. Strategy specific information has been omitted.
(3) Effective October 1, 2020, the Thematic investment team was renamed Antero Peak Group. The team's investment strategies and investment products were also renamed effective October 1, 2020.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	US Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group(1)	Total
September 30, 2020		(unaudited; in millions)
Beginning assets under management	$41,079	$25,447	$6,012	$19,193	$16,013	$477	$4,351	$5,396	$2,606	$120,574
Gross client cash inflows	1,982	1,913	44	1,048	2,022	15	749	916	171	8,860
Gross client cash outflows	(1,935)	(1,299)	(304)	(1,272)	(1,074)	(3)	(318)	(456)	(84)	(6,745)
Net client cash flows	47	614	(260)	(224)	948	12	431	460	87	2,115
Investment returns and other	5,244	2,140	425	988	1,223	48	251	1,030	250	11,599
Ending assets under management	$46,370	$28,201	$6,177	$19,957	$18,184	$537	$5,033	$6,886	$2,943	$134,288
Average assets under management	$44,684	$27,566	$6,266	$20,263	$17,913	$526	$4,703	$6,201	$2,845	$130,967
September 30, 2019
Beginning assets under management	$33,018	$26,592	$7,180	$20,178	$18,863	$202	$3,735	$2,839	$1,236	$113,843
Gross client cash inflows	1,041	716	117	1,015	283	19	531	222	257	4,201
Gross client cash outflows	(1,281)	(1,153)	(331)	(682)	(795)	(4)	(485)	(157)	(40)	(4,928)
Net client cash flows	(240)	(437)	(214)	333	(512)	15	46	65	217	(727)
Investment returns and other	(424)	81	13	(117)	(144)	(6)	62	(126)	37	(624)
Ending assets under management	$32,354	$26,236	$6,979	$20,394	$18,207	$211	$3,843	$2,778	$1,490	$112,492
Average assets under management	$33,152	$26,348	$7,007	$19,982	$18,291	$199	$3,851	$2,820	$1,377	$113,027
(1) Effective October 1, 2020, the Artisan Partners Thematic Team was renamed Antero Peak Group.

		By Investment Team
Nine Months Ended	Growth	Global Equity	US Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak(1)	Total
September 30, 2020		(unaudited; in millions)
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Gross client cash inflows	6,886	4,672	740	5,026	3,737	320	2,327	2,446	1,086	27,240
Gross client cash outflows	(5,715)	(4,808)	(1,348)	(4,815)	(2,836)	(14)	(1,325)	(1,097)	(285)	(22,243)
Net client cash flows	1,171	(136)	(608)	211	901	306	1,002	1,349	801	4,997
Investment returns and other	10,406	477	(617)	(2,254)	(2,424)	(3)	181	2,163	346	8,275
Ending assets under management	$46,370	$28,201	$6,177	$19,957	$18,184	$537	$5,033	$6,886	$2,943	$134,288
Average assets under management	$37,989	$26,034	$6,114	$19,413	$16,948	$433	$4,143	$4,708	$2,360	$118,142
September 30, 2019
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	3,278	2,789	397	3,007	807	26	1,492	1,000	820	13,616
Gross client cash outflows	(4,048)	(4,075)	(1,167)	(2,779)	(2,227)	(11)	(846)	(692)	(113)	(15,958)
Net client cash flows	(770)	(1,286)	(770)	228	(1,420)	15	646	308	707	(2,342)
Investment returns and other	6,873	4,555	1,172	2,485	2,514	17	337	477	180	18,610
Ending assets under management	$32,354	$26,236	$6,979	$20,394	$18,207	$211	$3,843	$2,778	$1,490	$112,492
Average assets under management	$31,387	$25,344	$7,092	$19,762	$18,471	$197	$3,533	$2,502	$1,119	$109,407
(1) Effective October 1, 2020, the Artisan Partners Thematic Team was renamed Antero Peak Group

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of September 30, 2020		As of September 30, 2019
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$88,085	65.6%	$74,800	66.5%
Intermediary	40,565	30.2%	32,827	29.2%
Retail	5,638	4.2%	4,865	4.3%
Ending Assets Under Management	$134,288	100.0%	$112,492	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 11% of our total assets under management as of September 30, 2020.

The following tables set forth the changes in our assets under management for Artisan Funds, Artisan Global Funds and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2020	(unaudited; in millions)
Beginning assets under management	$56,550	$64,024	$120,574
Gross client cash inflows	4,818	4,042	8,860
Gross client cash outflows	(3,829)	(2,916)	(6,745)
Net client cash flows	989	1,126	2,115
Investment returns and other	5,289	6,310	11,599
Net transfers (1)	(251)	251	—
Ending assets under management	$62,577	$71,711	$134,288
Average assets under management	$61,001	$69,966	$130,967
September 30, 2019
Beginning assets under management	$54,095	$59,748	$113,843
Gross client cash inflows	3,109	1,092	4,201
Gross client cash outflows	(3,356)	(1,572)	(4,928)
Net client cash flows	(247)	(480)	(727)
Investment returns and other	(404)	(220)	(624)
Net transfers (1)	(41)	41	—
Ending assets under management	$53,403	$59,089	$112,492
Average assets under management	$53,796	$59,231	$113,027

(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts	Total
September 30, 2020	(unaudited; in millions)
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	16,361	10,879	27,240
Gross client cash outflows	(14,419)	(7,824)	(22,243)
Net client cash flows	1,942	3,055	4,997
Investment returns and other	3,663	4,612	8,275
Net transfers (1)	(316)	316	—
Ending assets under management	$62,577	$71,711	$134,288
Average assets under management	$55,402	$62,740	$118,142
September 30, 2019
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	9,656	3,960	13,616
Gross client cash outflows	(11,205)	(4,753)	(15,958)
Net client cash flows	(1,549)	(793)	(2,342)
Investment returns and other	8,577	10,033	18,610
Net transfers (1)	(279)	279	—
Ending assets under management	$53,403	$59,089	$112,492
Average assets under management	$52,360	$57,047	$109,407

(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy or investment vehicle and into another strategy or vehicle.

Results of Operations
Three months ended September 30, 2020, Compared to Three months ended September 30, 2019

	For the Three Months Ended September 30,		For the Period-to-Period
	2020	2019	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$232.7	$202.9	$29.8	15%
Operating Expenses
Total compensation and benefits	108.7	99.8	8.9	9%
Other operating expenses	26.8	27.6	(0.8)	(3)%
Total operating expenses	135.5	127.4	8.1	6%
Total operating income	97.2	75.5	21.7	29%
Non-operating income (expense)
Interest expense	(2.7)	(2.7)	—	—%
Other non-operating income	8.6	(17.9)	26.5	148%
Total non-operating income (expense)	5.9	(20.6)	26.5	129%
Income before income taxes	103.1	54.9	48.2	88%
Provision for income taxes	18.5	(7.3)	25.8	353%
Net income before noncontrolling interests	84.6	62.2	22.4	36%
Less: Noncontrolling interests - Artisan Partners Holdings	21.5	20.5	1.0	5%
Less: Noncontrolling interests - consolidated investment products	4.6	0.4	4.2	1,050%
Net income attributable to Artisan Partners Asset Management Inc.	$58.5	$41.3	$17.2	42%
Share Data
Basic earnings per share	$0.93	$0.71
Diluted earnings per share	$0.93	$0.71
Basic weighted average number of common shares outstanding	56,402,503	51,448,938
Diluted weighted average number of common shares outstanding	56,408,272	51,448,938

Investment Advisory Revenues
Essentially all of our revenues consist of fees earned from managing clients’ assets. Our investment advisory fees, which are comprised of management fees and performance fees, fluctuate based on a number of factors, including the total value of our assets under management, the composition of assets under management among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and, for the accounts on which we earn performance-based fees, the investment performance of those accounts.
Approximately 3% of our $134.3 billion of assets under management as of September 30, 2020 have performance fee billing arrangements. While performance fees may be earned and recognized in each quarter of the year, we expect the majority of our performance fees in 2020 to be recognized during the June quarter. Performance fees of $0.3 million were recognized in the three months ended September 30, 2020, compared to $0.2 million in the three months ended September 30, 2019.
The increase in revenues of $29.8 million, or 15%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was driven primarily by a $17.9 billion, or 16%, increase in our average assets under management. The weighted average management fee, which excludes performance fees, was 70.7 basis points for the three months ended September 30, 2020 compared to 71.2 basis points for the three months ended September 30, 2019.

The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2020	2019	2020	2019
	(unaudited; dollars in millions)
Investment advisory fees	$92.4	$79.0	$140.3	$123.9
Weighted average management fee(1)	52.4 bps	52.8 bps	91.6 bps	91.5 bps
Percentage of ending AUM	53%	53%	47%	47%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period. The weighted average management fee for prior periods have been recast to exclude performance fee revenue.

Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts, in funds (both public and private) that we sub-advise, and in our own privately offered funds.
Operating Expenses
Operating expenses increased $8.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily as a result of higher incentive compensation expense related to increased revenues, partially offset by a decrease in travel expenses in response to the COVID-19 pandemic.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$99.6	$89.9	$9.7	11%
Restricted share-based award compensation expense	9.1	9.9	(0.8)	(8)%
Total compensation and benefits	$108.7	$99.8	$8.9	9%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation, and benefits was driven primarily by a $8.8 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue.
Restricted share-based award compensation expense decreased $0.8 million, as the awards that became fully amortized during 2019 and 2020 had a higher value than the awards granted in 2019 and 2020. Restricted share-based award compensation expense for all outstanding awards is expected to be approximately $9 million per quarter in 2020.
Total salaries, incentive compensation and benefits was 47% and 49% of our revenues for the three months ended September 30, 2020, and 2019, respectively.
Other operating expenses
Other operating expenses decreased $0.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $2.1 million decrease in travel and entertainment expenses resulting from the COVID-19 pandemic, partially offset by an occupancy charge related to unused office space.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended September 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.7)	$—	—%
Net investment gain (loss) of consolidated investment products	7.8	0.7	7.1	1,014%
Net gain (loss) on the tax receivable agreements	0.2	(19.6)	19.8	(101)%
Other investment gain (loss)	0.6	1.0	(0.4)	(40)%
Total non-operating income (expense)	$5.9	$(20.6)	$26.5	(129)%
Non-operating income (expense) for the three months ended September 30, 2020 includes a $0.2 million gain relating to a change in estimate of the payment obligation under the tax receivable agreements, compared to a $19.6 million loss for the three months ended September 30, 2019. The effect of changes in that estimate after the date of an exchange or sale is included in net income. The change in estimate in 2019 was due to the remeasurement of deferred tax assets relating to an increase in estimated state income tax expense.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2020 and 2019 was 17.9% and (13.4)%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 25% and 31% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2020 and 2019, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
During the three months ended September 30, 2019, the tax rate used to measure APAM’s deferred tax assets increased, which resulted in an increase to our deferred tax assets of $23.0 million with a corresponding decrease to the provision for income taxes.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Nine months ended September 30, 2020, Compared to Nine months ended September 30, 2019

	For the Nine Months Ended September 30,		Period-to-Period
	2020	2019	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$638.5	$590.6	$47.9	8%
Operating Expenses
Total compensation and benefits	315.6	300.6	15.0	5%
Other operating expenses	78.1	85.9	(7.8)	(9)%
Total operating expenses	393.7	386.5	7.2	2%
Total operating income	244.8	204.1	40.7	20%
Non-operating income (expense)
Interest expense	(8.1)	(8.3)	0.2	2%
Other non-operating income	7.5	(10.2)	17.7	174%
Total non-operating income (expense)	(0.6)	(18.5)	17.9	97%
Income before income taxes	244.2	185.6	58.6	32%
Provision for income taxes	44.2	13.6	30.6	225%
Net income before noncontrolling interests	200.0	172.0	28.0	16%
Less: Noncontrolling interests - Artisan Partners Holdings	55.8	57.6	(1.8)	(3)%
Less: Noncontrolling interests - consolidated investment products	4.7	2.4	2.3	96%
Net income attributable to Artisan Partners Asset Management Inc.	$139.5	$112.0	$27.5	25%
Share Data
Basic earnings per share	$2.22	$1.87
Diluted earnings per share	$2.22	$1.87
Basic weighted average number of common shares outstanding	55,188,563	50,950,618
Diluted weighted average number of common shares outstanding	55,190,486	50,950,618

Investment Advisory Revenues
The increase in revenues of $47.9 million, or 8%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was driven primarily by an $8.7 billion, or 8%, increase in our average assets under management and an increase in performance fee revenue. The weighted average management fee, which excludes performance fees, was 71.0 basis points for the nine months ended September 30, 2020 compared to 71.7 basis points for the nine months ended September 30, 2019. Performance fee revenue was $11.2 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2020	2019	2020	2019
	(unaudited; dollars in millions)
Investment advisory fees	$258.3	$232.3	$380.2	$358.3
Weighted average management fee(1)	52.7 basis points	53.4 basis points	91.7 basis points	91.5 basis points
Percentage of ending AUM	53%	53%	47%	47%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period. The weighted average management fee for prior periods have been recast to exclude performance fee revenue.

Operating Expenses
Operating expenses increased $7.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily as a result of higher incentive compensation expense related to increased revenues and higher salary and benefits expenses on an increased number of employees. The increases were partially offset by lower equity based compensation expense and a decrease in travel expenses.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$288.2	$267.2	$21.0	8%
Restricted share-based award compensation expense	27.4	33.4	(6.0)	(18)%
Total compensation and benefits	$315.6	$300.6	$15.0	5%
(1) Excluding share-based compensation
The increase in salaries, incentive compensation, and benefits was driven primarily by a $16.7 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue, as well as compensation expense related to additional full-time employees in 2020.
Restricted share-based award compensation expense decreased $6.0 million as the awards that became fully amortized during 2019 and 2020 had a higher value than the awards granted in 2019 and 2020.
Total salaries, incentive compensation and benefits was 49% and 51% of our revenues for the nine months ended September 30, 2020, and 2019, respectively.
Other operating expenses
Other operating expenses decreased $7.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $5.3 million decrease in travel and entertainment expenses resulting from the COVID-19 pandemic. Occupancy expense decreased $1.4 million primarily due to higher charges recorded in 2019 related to unused office space.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period-to-Period
	2020	2019	$	%
	(unaudited; in millions)
Interest expense	$(8.1)	$(8.3)	$0.2	(2)%
Net investment gain (loss) of consolidated investment products	7.8	5.1	2.7	53%
Net gain (loss) on the tax receivable agreements	0.2	(19.6)	19.8	(101)%
Other investment gain (loss)	(0.5)	4.3	(4.8)	(112)%
Total non-operating income (expense)	$(0.6)	$(18.5)	$17.9	(97)%

Non-operating income (expense) for the nine months ended September 30, 2020 includes a $0.2 million gain relating to a change in estimate of the payment obligation under the tax receivable agreements, compared to a $19.6 million loss for the nine months ended September 30, 2019. The effect of changes in that estimate after the date of an exchange or sale is included in net income. The change in estimate in 2019 was due to the remeasurement of deferred tax assets relating to an increase in estimated state income tax expense.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the nine months ended September 30, 2020 and 2019 was 18.1% and 7.3%, respectively.

Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 25% and 31% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2020 and 2019, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
During the nine months ended September 30, 2019, the tax rate used to measure APAM’s deferred tax assets increased which resulted in an increase to our deferred tax assets of $23.0 million with a corresponding decrease to the provision for income taxes.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any) and (2) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.5% and 24.1% for the 2020 and 2019 periods presented, respectively. The year-to-date impact of the change in the 2019 adjusted tax rate during the three months ended September 30, 2019 from 23.5% to 24.1% is reflected in adjusted net income for the three months ended September 30, 2019 (which results in an adjusted effective tax rate of 25.1% for that quarter).
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
Net investment gain (loss) of investment products represents the non-operating income (expense) related to the Company’s seed investments, in both consolidated investment products and nonconsolidated investment products. Excluding these non-operating market gains or losses on seed investments provides greater transparency to evaluate the profitability and efficiency of the underlying operations of the business.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$58.5	$41.3	$139.5	$112.0
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	21.5	20.5	55.8	57.6
Add back: Provision for income taxes	18.5	(7.3)	44.2	13.6
Add back: Net (gain) loss on the tax receivable agreements	(0.2)	19.6	(0.2)	19.6
Add back: Net investment (gain) loss of investment products attributable to APAM	(3.7)	(0.9)	(2.2)	(5.8)
Less: Adjusted provision for income taxes	23.2	18.4	58.1	47.5
Adjusted net income (Non-GAAP)	$71.4	$54.8	$179.0	$149.5

Average shares outstanding
Class A common shares	56.4	51.4	55.2	51.0
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.4	5.1	5.3	5.0
Artisan Partners Holdings units outstanding (noncontrolling interests)	17.2	21.6	18.3	21.9
Adjusted shares	79.0	78.1	78.8	77.9

Basic and diluted earnings per share (GAAP)	$0.93	$0.71	$2.22	$1.87
Adjusted net income per adjusted share (Non-GAAP)	$0.90	$0.70	$2.27	$1.92

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$58.5	$41.3	$139.5	$112.0
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	21.5	20.5	55.8	57.6
Add back: Net (gain) loss on the tax receivable agreements	(0.2)	19.6	(0.2)	19.6
Add back: Net investment (gain) loss of investment products attributable to APAM	(3.7)	(0.9)	(2.2)	(5.8)
Add back: Interest expense	2.7	2.7	8.1	8.3
Add back: Provision for income taxes	18.5	(7.3)	44.2	13.6
Add back: Depreciation and amortization	1.8	1.6	5.0	5.2
Adjusted EBITDA (Non-GAAP)	$99.1	$77.5	$250.2	$210.5

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any management fees and performance fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited; in millions)
Cash and cash equivalents	$200.4	$134.6
Accounts receivable	$98.4	$81.9
Seed investments(1)	$58.0	$57.8
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2020, none of our receivables were considered uncollectable.
We utilize capital to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of September 30, 2020, the balance of all seed investments, including investments in consolidated investment products, was $58.0 million. The seed investments are generally redeemable at our discretion.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the nine months ended September 30, 2020.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2020.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2020 and 2019, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$20.9	$21.9	$60.2	$70.2
Holdings Partnership Distributions to APAM	70.0	53.4	181.4	166.3
Total Holdings Partnership Distributions	$90.9	$75.3	$241.6	$236.5

On October 27, 2020, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $40.6 million, payable by Artisan Partners Holdings to holders of its partnership units, including us.

APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2020 and 2019:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Quarterly	Class A Common	$0.67	$0.60	$1.96	$1.71
Special Annual	Class A Common	$—	$—	$0.60	$1.03
Our board of directors declared, effective October 27, 2020, a variable quarterly dividend of $0.83 per share of Class A common stock with respect to the September quarter of 2020, payable on November 30, 2020 to shareholders of record as of the close of business on November 16, 2020. The variable quarterly dividend represents approximately 80% of the cash generated in the September quarter of 2020 and a pro-rata portion of 2020 tax savings related to our tax receivable agreements.
Subject to board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. After the end of the year, our board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $386.0 million liability as of September 30, 2020. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2020, we made payments of $26.9 million related to the TRAs. We do not intend to make any additional TRA payments in 2020. In 2021, we expect to make payments of approximately $30 million related to the TRAs.

Cash Flows

	For the Nine Months Ended September 30,
	2020	2019
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$144.3	$175.5
Net cash provided by operating activities	298.7	261.6
Net cash provided by (used in) investing activities	16.2	(16.7)
Net cash used in financing activities	(228.3)	(246.5)
Cash, cash equivalents and restricted cash as of September 30	$230.9	$173.9
Net cash provided by operating activities increased $37.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in operating income resulting from higher AUM and revenues. For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, our operating income, excluding share-based related compensation expense, increased $34.7 million.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash provided by investment activities increased $32.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $18.0 million increase in net proceeds from the sale of investment securities and a $14.9 million decrease in the acquisition of property and equipment and leasehold improvements.
Financing activities consist primarily of partnership distributions to noncontrolling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used by financing activities decreased $18.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $9.9 million decrease in distributions to limited partners and a $12.4 million increase in contributions from noncontrolling interests in our consolidated investment products, partially offset by a $2.5 million increase in taxes paid related to employee net share settlement and a $1.9 million increase in payments of amounts owed under the TRAs.

Certain Contractual Obligations
As of September 30, 2020, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Certain Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $375.3 million at December 31, 2019 to $386.0 million at September 30, 2020. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2020, we made payments of $26.9 million related to the TRAs. We do not intend to make any additional TRA payments in 2020. In 2021, we expect to make payments of approximately $30 million related to the TRAs.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended September 30, 2020.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2020 and 2019.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: November 3, 2020
By:

/s/ Eric R. Colson
Eric R. Colson President, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)