Form 10-K
period 2020-12-31
Artisan Partners Asset Management Inc.
filed 2021-02-23
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion based on the closing price of $32.50 for one share of Class A common stock, as reported on the New York Stock Exchange on that date. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 19, 2021 were 62,981,300, 4,457,958 and 10,983,145, respectively.

Except where the context requires otherwise, in this report:
•“Artisan Funds” refers to each series of Artisan Partners Funds, Inc., an open-ended management investment company, registered with the Securities and Exchange Commission.
•“Artisan Global Funds” refers to each sub-fund of Artisan Partners Global Funds plc, an open-ended investment company registered with the Central Bank of Ireland pursuant to the European UCITS Directive.
•“Artisan Private Funds” refers to private investment funds sponsored by Artisan.
•“Client” and “clients” refer to investors who access our investment management services by investing in funds, including Artisan Funds, Artisan Global Funds, Artisan Private Funds, or other pooled investment vehicles (including collective investment trusts) for which we serve as investment adviser, or by engaging us to manage a separate account in one or more of our investment strategies.
•“Company”, “Artisan”, “we”, “us” or “our” refer to Artisan Partners Asset Management Inc. (“APAM”) and its direct and indirect subsidiaries, including Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”), and, for periods prior to our IPO, “Artisan,” the “company,” “we,” “us” and “our” refer to Artisan Partners Holdings and, unless the context otherwise requires, its direct and indirect subsidiaries. On March 12, 2013, APAM closed its IPO and related IPO Reorganization. Prior to that date, APAM was a subsidiary of Artisan Partners Holdings. The IPO Reorganization and IPO are described in the notes to our consolidated financial statements included in Part II of this Form 10-K.
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
•“2018 Follow-On Offering” means the registered offering of 644,424 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on February 27, 2018.
•“2020 Follow-On Offering” means the registered offering of 1,802,326 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on February 24, 2020.
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation, the long-term impact of the COVID-19 pandemic and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
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
•our expected levels of compensation of our employees, including equity- or cash-based long-term incentive compensation;
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
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy, except those accounts with respect to which we believe client-imposed investment restrictions (such as socially-based restrictions) may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these excluded accounts, which represented approximately 10% of our assets under management at December 31, 2020, are maintained in separate composites the results of which are not presented in this report).
The performance of accounts with investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with client restrictions and the weightings in the portfolio of other securities are correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Our assets under management in accounts with investment restrictions and non-U.S. dollar accounts represented approximately 2% and 8%, respectively, of our assets under management as of December 31, 2020. Results for any investment strategy described herein, and for different investment vehicles within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings.
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
The MSCI EAFE Index, the MSCI EAFE Growth Index, the MSCI ACWI ex-USA SMID Index, the MSCI EAFE Value Index, the MSCI ACWI Index, the MSCI ACWI ex-USA Small Cap and the MSCI Emerging Markets Index are trademarks of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this report. MSCI makes no express or implied warranties or representations and shall have no liability whatsoever with respect to any MSCI data contained herein. The MSCI data may not be further redistributed or used to create indices or financial products. This document is not approved or produced by MSCI.
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
The S&P 500 Index is a product of S&P Dow Jones Indices LLC (S&P DJI) and/or its affiliates and has been licensed for use. Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global, Inc. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P® is a registered trademark of S&P Global and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones). None of S&P DJI, Dow Jones, their affiliates or third party licensors makes any representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and none shall have any liability for any errors, omissions, or interruptions of any index or the data included therein.
The ICE BofA US High Yield Master II Total Return Index is owned by ICE Data Indices, LLC, used with permission. ICE Data Indices, LLC permits use of the ICE BofA indices and related data on an "as is" basis, makes no warranties regarding same, does not guarantee the suitability, quality, accuracy, timeliness, and/or completeness of the ICE BofA indices or any data included in, related to, or derived therefrom, assumes no liability in connection with the use of the foregoing, and does not sponsor, endorse, or recommend Artisan Partners or any of its products or services.

In this report, we present ratings from Morningstar, Inc., for the series of Artisan Funds. The Morningstar RatingTM for funds, or "star rating", is calculated for managed products (including mutual funds, variable annuity and variable life subaccounts, exchange-traded funds, closed-end funds, and separate accounts) with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of products in each product category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. The Overall Morningstar Rating for a managed product is derived from a weighted average of the performance figures associated with its three-, five-, and 10-year (if applicable) Morningstar Rating metrics. The weights are: 100% three-year rating for 36-59 months of total returns, 60% five-year rating/40% three-year rating for 60-119 months of total returns, and 50% 10-year rating/30% five-year rating/20% three-year rating for 120 or more months of total returns. While the 10-year overall star rating formula seems to give the most weight to the 10-year period, the most recent three-year period actually has the greatest impact because it is included in all three rating periods. The ratings which form the basis for the information reflected in this report, and the fund categories in which they are rated, relating to each Fund's Investor Share Class are: Artisan Developing World Fund—Diversified Emerging Markets; Artisan Focus Fund—Large Growth; Artisan Global Discovery—World Large Stock; Artisan Global Equity Fund—World Large Stock; Artisan Global Opportunities Fund—World Large Stock; Artisan Global Value Fund—World Large Stock; Artisan High Income Fund—High Yield Bond; Artisan International Fund—Foreign Large Growth; Artisan International Small-Mid Fund—Foreign Small/Mid Growth; Artisan International Value Fund—Foreign Large Blend; Artisan Mid Cap Fund—Mid-Cap Growth; Artisan Mid Cap Value Fund—Mid-Cap Value; Artisan Small Cap Fund—Small Growth; Artisan Sustainable Emerging Markets Fund—Diversified Emerging Markets; and Artisan Value Fund—Large Value. Morningstar ratings are initially given on a fund's three year track record and change monthly.
Throughout this report, we present historical information about our assets under management, including information about changes in our assets under management due to client cash flows, investment returns and transfers between investment vehicles (e.g., pooled investment vehicles and separate accounts). Client cash flows represent client fundings, terminations and client initiated contributions and withdrawals (which could be in cash or in securities), but generally exclude Artisan Funds’ income and capital gain distributions not reinvested. Investment returns and other represents realized gains and losses, the change in unrealized gains and losses, net income and certain miscellaneous items, immaterial in the aggregate, which may include payment of Artisan’s management fees or payment of custody expenses to the extent a client causes these fees to be paid from the account we manage. The effect of translating into U.S. dollars the value of portfolio securities denominated in currencies other than the U.S. dollar is included in investment returns and other. We also present information about our average assets under management for certain periods.
We use our information management systems to track our assets under management, the components of investment returns, and client cash flows, and we believe the information set forth in this report regarding our assets under management, investment returns, and client cash flows is accurate in all material respects. We also present information regarding the amount of our assets under management and client cash flows sourced through particular investment vehicles and distribution channels. The allocation of assets under management and client cash flows sourced through particular distribution channels involves estimates because precise information on the sourcing of assets invested in Artisan Funds or Artisan Global Funds through intermediaries is not available on a complete or timely basis and involves the exercise of judgment because the same assets, in some cases, might fairly be said to have been sourced from more than one distribution channel. We have presented the information on our assets under management and client cash flows sourced by distribution channel in the way in which we prepare and use that information in the management of our business. Non-financial data, including information about our investment performance, client cash flows, and assets under management sourced by distribution channel are not subject to our internal controls over financial reporting.
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
Since our founding, we have maintained a business model that is designed to maximize our ability to produce attractive investment results for our clients, and we believe this model has contributed to our success in doing so. We focus on attracting, retaining and developing talented investment professionals by creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, and a high degree of investment autonomy. Each of our investment teams is led by one or more experienced portfolio managers and applies its own unique investment philosophy and process. We believe this autonomous investment team structure promotes independent analysis and accountability among our investment professionals, which we believe promotes superior investment results.
Each of our investment teams manages one or more investment strategies, each of which is designed to have a clearly articulated, consistent and replicable investment process that is well-understood by clients and managed to achieve long-term performance. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We launch a new strategy when we believe it has the potential to achieve superior investment performance in an area that we believe will have sustained client demand at attractive fee rates over the long term. We strive to maintain the integrity of the investment process followed in each of our strategies by rigorous adherence to the investment parameters we have communicated to our clients. We also carefully monitor our investment capacity in each investment strategy. We believe that management of our investment capacity protects our ability to manage assets successfully, which protects the interests of our clients and, in the long term, protects our ability to retain client assets and maintain our profit margins. In order to better achieve our long-term goals, we are willing to close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our short-term results may be impacted.
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
We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average assets under management. A small but growing percentage of our revenues is derived from performance fees, which primarily are based on the performance of clients’ accounts relative to a benchmark. These investment advisory fees are determined by the investment advisory and sub-advisory agreements that are terminable by clients upon short notice or no notice.
Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap and investment style. Each strategy is managed by one of the investment teams described below. The table below sets forth total assets under management and certain performance information for our investment teams and strategies as of December 31, 2020.

Investment Team and Strategy	AUM as of December 31, 2020	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2020	Fund Rating(2) as of December 31, 2020
	(in millions)
Growth Team
Global Opportunities	26,487	February 1, 2007	690	«««««
Global Discovery	2,148	September 1, 2017	1,551	«««««
US Mid-Cap Growth	17,504	April 1, 1997	616	««««
US Small-Cap Growth	6,546	April 1, 1995	414	«««««

Global Equity Team
Global Equity	2,829	April 1, 2010	545	«««««
Non-US Growth	21,684	January 1, 1996	528	««
Non-US Small-Mid Growth	7,543	January 1, 2019	1,975	«««

US Value Team
Value Equity	3,479	July 1, 2005	134	«««
US Mid-Cap Value	3,670	April 1, 1999	282	«««

International Value Team
International Value	24,107	July 1, 2002	544	««««
International Small Cap Value (3)	16	October 1, 2020	182	Not Applicable

Global Value Team
Global Value	22,400	July 1, 2007	285	«««
Select Equity	17	March 1, 2020	-646	Not yet rated

Sustainable Emerging Markets Team
Sustainable Emerging Markets	679	July 1, 2006	97	«««

Credit Team
High Income	6,241	April 1, 2014	270	«««««
Credit Opportunities (3)	97	July 1, 2017	759	Not Applicable

Developing World Team
Developing World	8,853	July 1, 2015	1,482	«««««

Antero Peak Group (4)
Antero Peak	2,573	May 1, 2017	1,348	««««
Antero Peak Hedge (3)	903	November 1, 2017	551	Not Applicable

Total AUM as of December 31, 2020	157,776
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed or underperformed the benchmark most commonly used by our separate account clients to compare the performance of the relevant strategy. The benchmark most commonly used by clients in the US Mid-Cap Growth, US Small-Cap Growth, Value Equity and US Mid-Cap Value strategies is the style benchmark and for all other strategies is the broad market benchmark. Reporting on this metric prior to September 30, 2020, compared all composite performance to the broad benchmark. Value-added for periods less than one year is not annualized. The Artisan High Income and Credit Opportunities strategies hold loans and other security types that are not be included in the ICE BofA U.S. High Yield Master II Total Return Index. At times, this causes material differences in relative performance. The Antero Peak and Antero Peak Hedge strategies’ investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

(2) The Overall Morningstar RatingTM applicable to the Artisan Fund managed to each investment strategy is derived from a weighted average of the performance figures associated with its three-year, five-year, and ten-year (if applicable) Morningstar Ratings metrics.

(3) Prior to this report, assets under management in the International Small Cap Value, Credit Opportunities and Antero Peak Hedge strategies were aggregated and reported as “other assets under management” and performance information was intentionally omitted.

(4) Effective October 1, 2020, the Thematic investment team was renamed Antero Peak Group. The team's investment strategies and investment products were also renamed during 2020.

Growth Team
Our Growth team, which was formed in 1997 and is based in Milwaukee, Wisconsin, manages four investment strategies: Global Opportunities, Global Discovery, US Mid-Cap Growth and US Small-Cap Growth. James D. Hamel, Matthew H. Kamm, Craigh A. Cepukenas, and Jason L. White are the portfolio managers of all four strategies. Mr. Hamel is the lead portfolio manager of the Global Opportunities strategy; Mr. White is the lead portfolio manager of the Global Discovery strategy; Mr. Kamm is the lead portfolio manager of the US Mid-Cap Growth strategy; and Mr. Cepukenas is the lead portfolio manager of the US Small-Cap Growth strategy.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	41.48%	21.28%	20.09%	16.03%	13.14%
MSCI ACWI® Index	16.25%	10.05%	12.24%	9.12%	6.24%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	47.94%	27.90%	—%	—%	26.98%
MSCI ACWI® Index	16.25%	10.05%	—%	—%	11.47%

US Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	59.81%	29.49%	21.56%	17.22%	16.79%
Russell Midcap® Index	17.10%	11.60%	13.38%	12.40%	10.67%
Russell Midcap® Growth Index	35.59%	20.48%	18.64%	15.03%	10.63%

US Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	62.99%	33.75%	26.83%	20.12%	13.04%
Russell 2000® Index	19.96%	10.24%	13.24%	11.19%	9.64%
Russell 2000® Growth Index	34.63%	16.18%	16.34%	13.47%	8.90%

Global Equity Team
Our Global Equity team was formed in 1996 and is primarily based in San Francisco and New York. The Global Equity team currently manages three investment strategies: Global Equity, Non-US Growth, and Non-US Small-Mid Growth.
Mark L. Yockey serves as portfolio manager of the Global Equity and Non-US Growth strategies. Charles-Henri Hamker and Andrew J. Euretig are also portfolio managers of the Global Equity strategy and associate portfolio managers of the Non-US Growth strategy. Rezo Kanovich serves as the sole portfolio manager of the Non-US Small-Mid Growth strategy.
During the fourth quarter of 2020, Tiffany Hsiao and Yuanyuan Ji joined Artisan’s Global Equity team. Ms. Hsiao and Ms. Ji are building a group and designing an investment strategy that will invest in post-venture firms in greater China. We currently expect the new investment strategy will launch during the first half of 2021.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	30.10%	19.20%	17.57%	14.57%	14.80%
MSCI ACWI® Index	16.25%	10.05%	12.24%	9.12%	9.35%

Non-US Growth (January 1, 1996)
Average Annual Gross Returns	8.61%	8.59%	9.11%	8.62%	10.30%
MSCI EAFE® Index	7.82%	4.28%	7.44%	5.50%	5.02%

Non-US Small-Mid Growth (January 1, 2019)
Average Annual Gross Returns	35.36%	—%	—%	—%	36.80%
MSCI All Country World Index Ex USA Small Mid Cap (Net)	12.01%	—%	—%	—%	17.05%

US Value Team
Our US Value team, which was formed in 1997 and is based in Atlanta and Chicago, manages two investment strategies: Value Equity and US Mid-Cap Value. Thomas A. Reynolds, Daniel L. Kane, and Craig Inman are the portfolio managers for both strategies. James C. Kieffer, who has been with the US Value team since its founding, relinquished portfolio management responsibilities effective February 1, 2021. Mr. Kieffer remains a managing director of Artisan Partners and an active member of the US Value team.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	10.86%	7.90%	13.85%	11.15%	8.78%
Russell 1000® Index	20.96%	14.80%	15.58%	14.00%	10.14%
Russell 1000® Value Index	2.80%	6.06%	9.73%	10.49%	7.44%

US Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	6.90%	5.27%	10.43%	9.88%	12.34%
Russell Midcap® Index	17.10%	11.60%	13.38%	12.40%	9.90%
Russell Midcap® Value Index	4.96%	5.36%	9.72%	10.48%	9.52%

International Value Team
Our International Value team, led by N. David Samra, is based in San Francisco. N. David Samra serves as lead portfolio manager of the International Value strategy and Ian P. McGonigle and Joseph Vari serve as co-portfolio managers.
In September 2020, Beini Zhou and Anand Vasagiri joined Artisan’s International Value team and, together with Mr. Samra, designed and launched the International Small Cap Value strategy. Mr. Zhou and Mr. Vasagiri serve as co-portfolio managers of the International Small Cap Value strategy.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
International Value (July 1, 2002)
Average Annual Gross Returns	9.76%	5.56%	9.42%	9.26%	11.78%
MSCI EAFE® Index	7.82%	4.28%	7.44%	5.50%	6.34%

International Small Cap Value (October 1, 2020)[1]
Average Annual Gross Returns	—%	—%	—%	—%	23.62%
MSCI All Country World Index Ex USA Small Cap (Net)	—%	—%	—%	—%	21.80%
1 Periods less than one year are not annualized.

Global Value Team
Our Global Value team, led by Daniel J. O’Keefe, is primarily based in Chicago. Mr. O’Keefe serves as lead portfolio manager and Michael J. McKinnon serves as portfolio manager of the team’s Global Value and Select Equity strategies. In January 2021, Justin V. Bandy, who previously served as a co-portfolio manager on the team, stepped down from portfolio management and provided notice of his intent to retire in June 2021.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	7.74%	5.93%	10.31%	10.98%	8.62%
MSCI ACWI® Index	16.25%	10.05%	12.24%	9.12%	5.77%

Select Equity (March 1, 2020)
Average Annual Gross Returns	—%	—%	—%	—%	22.61%
S&P 500 Index	—%	—%	—%	—%	29.07%

Sustainable Emerging Markets Team
Our Sustainable Emerging Markets team, which was formed in 2006 and is based in New York, manages a single investment strategy. Maria Negrete-Gruson is the portfolio manager for the Sustainable Emerging Markets strategy.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Sustainable Emerging Markets (July 1, 2006)
Average Annual Gross Returns	23.06%	8.81%	16.29%	4.41%	7.28%
MSCI Emerging Markets Index	18.31%	6.17%	12.79%	3.63%	6.31%

Credit Team
Our Credit team, which was formed in 2014 and is based in Denver, manages two investment strategies: High Income and Credit Opportunities. Bryan L. Krug is the portfolio manager for both strategies.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	11.00%	8.24%	10.03%	—%	8.05%
ICE BofA U.S. High Yield Master II Total Return Index	6.17%	5.88%	8.43%	—%	5.35%

Credit Opportunities (July 1, 2017)
Average Annual Gross Returns	23.71%	12.98%	---	---	13.33%
ICE BofA U.S. High Yield Master II Total Return Index	6.17%	5.88%	---	---	5.74%

Developing World Team
Our Developing World team, which was formed in 2015 and is based in San Francisco, manages a single investment strategy. Lewis S. Kaufman is the portfolio manager for the Developing World strategy.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	83.46%	30.98%	28.29%	—%	22.59%
MSCI Emerging Markets Index	18.31%	6.17%	12.79%	—%	7.77%

Antero Peak Group
Antero Peak Group (formerly named the Artisan Thematic team) was formed in 2016 and is based in Denver and New York. The Antero Peak Group manages two investment strategies: Antero Peak and Antero Peak Hedge (formerly, Thematic and Thematic Long/Short strategies, respectively). Chris Smith is the portfolio manager for both strategies.

	As of December 31, 2020
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Antero Peak (May 1, 2017)
Average Annual Gross Returns	30.81%	25.05%	—%	—%	28.88%
S&P 500 Index	18.40%	14.17%	—%	—%	15.40%

Antero Peak Hedge (November 1, 2017)
Average Annual Gross Returns	22.97%	20.32%	—%	—%	20.37%
S&P 500 Index	18.40%	14.17%	—%	—%	14.86%

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
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional channel also includes assets under management sourced from defined contribution plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2020, approximately 43% of our assets under management were attributed to clients represented by investment consultants.
As of December 31, 2020, 65% of our assets under management were sourced through our institutional channel.
Intermediary Channel
We maintain relationships with a number of major brokerage firms and larger private banks and trust companies at which the process for identifying which funds to offer has been centralized to a relatively limited number of key decision-makers that exhibit institutional-like decision-making behavior. We also maintain relationships with a number of financial advisory firms and broker-dealer advisors that offer our investment products to their clients. These advisors range from relatively small firms to large organizations.
As of December 31, 2020, approximately 31% of our assets under management were sourced through our intermediary channel.
Retail Channel
We primarily access retail investors indirectly through mutual fund supermarkets through which investors have the ability to purchase and redeem fund shares. U.S. investors can also invest directly in Artisan Funds. Our subsidiary, Artisan Partners Distributors LLC, a registered broker-dealer, distributes shares of Artisan Funds. Publicity and ratings and rankings from Morningstar, Lipper and others are important in building the Artisan Partners brand, which is important in attracting retail investors. As a result, we publicize the ratings and rankings received by Artisan Funds and work to ensure that potential retail investors have appropriate information to evaluate a potential investment in Artisan Funds. We do not generally use direct marketing campaigns as we believe that their cost outweighs their potential benefits.
As of December 31, 2020, approximately 4% of our assets under management were sourced from investors we categorize as retail investors.

Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and pooled vehicles. As of December 31, 2020, approximately 53% of our assets under management were in separate accounts, and Artisan Funds and Artisan Global Funds accounted for approximately 47% of our total assets under management. Separate accounts include Artisan Private Funds, which comprise less than 1% of our assets under management in the aggregate.
Separate Accounts
We manage separate account assets within most of our investment strategies. As of December 31, 2020, we managed 228 separate accounts spanning 138 client relationships and our largest separate account relationship represented approximately 7% of our assets under management. Our separate account clients include both institutional and intermediary channel relationships, such as pension and profit sharing plans, corporations, trusts, endowments, foundations, charitable organizations, high net worth individuals, governmental entities, insurance companies, commingled investment vehicles, investment advisers and other financial institutions, trustees of collective investment trusts and investment companies and similar pooled investment vehicles. We also offer access to a number of our strategies through Artisan-branded collective investment trusts and Artisan Private Funds. We generally require a minimum relationship of $20 million to $100 million, depending on the strategy, to manage a separate account. The fees we charge on separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.
In our reporting materials, unless otherwise stated, our separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and Artisan Private Funds.
Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. We earn management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds. As of December 31, 2020, Artisan Funds represented approximately 44% of our assets under management.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds provides non-U.S. investors with access to a number of our investment strategies in a pooled vehicle structure. We earn investment management fees, which are based on the average daily net assets of each sub-fund and are generally paid monthly, for serving as investment adviser to these funds. As of December 31, 2020, Artisan Global Funds represented approximately 3% of our assets under management.
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
We are subject to various domestic, international and extra-territorial laws and regulations that are applicable to our business, including securities, compliance, corporate governance, disclosure, privacy and data protection, information security, anti-bribery and anti-corruption, anti-money laundering and anti-terrorist financing laws and regulations. These laws and regulations continue to change and evolve over time. As a result, there is uncertainty associated with the regulatory environments in which we operate. The rules and regulations applicable to investment management organizations are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.
U.S. Regulation
As a publicly traded company, we are subject to U.S. federal securities laws, state securities and corporate laws, and the rules and regulations of U.S. regulatory and self-regulatory organizations. In particular, we are subject to the Securities Act of 1933, the Securities Exchange Act of 1934, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the Sarbanes-Oxley Act of 2002 and, because we are listed on the New York Stock Exchange, the NYSE listed company rules.

Artisan Partners Limited Partnership and Artisan Partners UK LLP are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, or Advisers Act, and Artisan Funds and several of the investment companies we sub-advise are registered under the Investment Company Act of 1940, or 1940 Act. The Advisers Act and the 1940 Act, together with other applicable securities laws and the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of investment advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations, ranging from fines and censures to, in the case of investment advisers, the termination of an adviser’s registration.
Artisan Partners Distributors LLC, our SEC-registered limited purpose broker-dealer subsidiary, is subject to the Securities Exchange Act of 1934, the SEC’s rules promulgated thereunder and the rules and regulations of the Financial Industry Regulatory Authority, which generally relate to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA has the authority to conduct periodic examinations of member broker-dealers, and may initiate administrative proceedings. Artisan Partners Distributors LLC is also subject to the SEC’s Uniform Net Capital Rule and the National Securities Clearing Corporation’s excess net capital requirement, which require that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form.
Artisan Partners Limited Partnership is a fiduciary under the Employee Retirement Income Security Act of 1974, as amended, with respect to assets that we manage for benefit plan clients subject to ERISA. ERISA imposes duties on persons who are ERISA fiduciaries, and prohibits certain transactions between related parties to a retirement plan. The U.S. Department of Labor administers ERISA and regulates plan fiduciaries, including investment advisers who service retirement plan clients.
The legislative and regulatory environment in the U.S. is subject to continual change. New legal or regulatory requirements may add further complexity to our business and operations, and addressing such new requirements may require substantial expenditures of time and capital. Certain regulatory reforms in the U.S. that have, or may in the future, impact our business include the following items:
•In recent years there has been an increased focus on the protection of customer privacy and data, and the need to secure sensitive information. We are currently subject to the California Consumer Privacy Act, which took effect in January 2020, and provides for enhanced consumer protections for California residents. We anticipate that additional jurisdictions will adopt similar laws in the future with which we will be required to comply.
•The SEC has, in recent years, proposed and/or adopted several new rules impacting registered investment advisers (e.g. amended advertising rule, proxy voting guidance) and registered investment companies (e.g. new or amended rules on mutual fund use of derivatives, liquidity risk management, reporting modernization, valuation). These rules impact us and the mutual funds we manage to varying degrees.
Non-U.S. Regulation
In addition to the extensive regulation we are subject to in the United States, a number of our subsidiaries and certain of our non-U.S. operations are subject to regulation in non-U.S. jurisdictions. Some laws in non-U.S. jurisdictions are also extra-territorial and may apply to our business.
Artisan Partners UK LLP is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. The FCA imposes a comprehensive system of regulation that is primarily principles-based (compared to the primarily rules-based U.S. regulatory system).
Artisan Partners Europe is authorized and regulated by the Central Bank of Ireland, which regulates our Irish business activities. Artisan Partners Europe has a branch office in Sweden, which is also regulated by the Central Bank of Ireland and is further subject to the regulation of the Swedish financial supervisory authority.
Artisan Global Funds, a family of Ireland-domiciled UCITS funds, are regulated by the Central Bank of Ireland. Artisan Global Funds are registered for sale in many countries around the world, both in the EU and beyond, and thus are also subject to the laws of, and supervision by, the governmental authorities of those countries.
Artisan Partners Hong Kong Limited, our Hong Kong subsidiary, is in the process of applying for an asset management license with the Hong Kong Securities and Futures Commission. Once the license is obtained, our subsidiary will be subject to the Securities and Futures Ordinance as administered by the SFC, and its employees conducting any regulated activities will be required to be licensed by the SFC and subject to the relevant rules, codes and guidelines.
Artisan Partners Australia Pty Ltd has historically operated in Australia on the basis of a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments Commission. This relief is expiring for foreign financial service providers like us and, as a result, Artisan Partners Australia Pty Ltd will need to apply for and obtain a securities license by April 1, 2022.
Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands, and the Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law.

Our business is also subject to the rules and regulations of the countries in which we conduct distribution or investment management activities. As of December 31, 2020, we had over 200 relationships with clients located outside of the United States, which relationships may be subject to laws and regulations of the jurisdictions in which the client is domiciled. Separately, 42% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar as of December 31, 2020. Our investments in these non-U.S. securities may subject us to certain laws and regulations of the jurisdictions in which the issuer resides. We may also be subject to U.S. laws and regulations regarding our distribution or investment management activities in non-U.S. markets, including in jurisdictions that may be considered higher risk.
Further expansion of our business into new international jurisdictions and regulatory reforms in jurisdictions in which we currently operate or invest, further complicate our compliance efforts. Addressing these legal and regulatory matters may require substantial time and expense. Certain non-U.S. regulatory reforms or guidance regarding such regulations that have, or may in the future, impact our business include the following items:
•In October 2020, the Central Bank of Ireland issued further guidance regarding the fund company management effectiveness framework (“CP86”). As a result of the guidance, fund management companies, including Artisan Global Funds, are assessing their operational resources and governance arrangements and considering how best to increase their level of resources to meet the new minimum requirements. Increasing Artisan Global Funds’ resources in Ireland will require time and will result in additional expense to the Company.
•The EU’s Markets in Financial Instruments Directive II regulates the use of soft dollars to pay for research and other soft dollar services. MiFID II’s soft dollar rules do not directly apply to our business because we currently conduct our investment management activities in the United States. However, in response to MiFID II and the industry-wide changes prompted by it, we have experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
We may become subject to additional regulatory demands in the future to the extent we expand our business in existing and new jurisdictions. See “Risk Factors—Risks Related to our Industry—We are subject to extensive, complex and sometimes overlapping rules, regulations and legal interpretations.” and “Risk Factors—Risks Related to our Industry—The regulatory environment in which we operate is subject to continual change, and regulatory developments may adversely affect our business.”
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
Human Capital Resources
Since Artisan Partners was founded in 1994, we have recognized that our success as an investment management firm is predicated on having talented associates throughout the organization in every role, at every level. We understand that attracting, developing and retaining talented professionals is an essential component of our business strategy. As a result, we are committed to providing an environment that is attractive to our current and prospective associates and that allows our talented associates to be successful throughout the course of their careers.
We commit significant energy to the recruitment of our associates as they are critical to ensuring the long-term success of our firm. We strive to recruit and hire outstanding associates who thrive in broad roles and want the freedom to grow their talents and careers. We are also committed to seeking professionals from different backgrounds, experiences and locations to foster creative thinking and differentiated perspectives that remain a pillar of the firm’s culture. We have built relationships with a variety of recruitment partners and community organizations to broaden our candidate pools and increase our access to diverse talent.

We actively support associate development, both formally and informally, and encourage advancement from within the firm. Our tuition reimbursement program is available to associates who are pursuing applicable undergraduate and graduate degrees or certifications or licenses relevant to the business. We also actively support a number of associate-led groups including the Diversity and Inclusion Committee, the Training, Education and Development (T.E.D.) program, the Mentoring Program and the Women’s Networking Initiative. These programs provide our associates with a variety of educational and cross-functional knowledge sharing opportunities and professional development. Our support of these and other associate-led programs are part of our ongoing commitment to providing an environment that allows our talented associates to thrive.
In terms of retention of our associates, we believe it is critical that we continue to foster an engaging environment and provide attractive compensation and benefits programs. We regularly review compensation paid to associates to ensure it is competitive and fair for the role, experience, location and individual contribution. We provide equity or equity-linked incentives to all of our associates in order to align their economic interests with those of our clients and stockholders. We encourage our associates to save for retirement. In the U.S., we match 100% of associate 401(k) contributions dollar for dollar (fully vested), up to the IRS limit. We also maintain competitive retirement programs or benefits for all non-U.S. associates. In addition, we offer a comprehensive benefits program that is available to all associates regardless of title, role, or responsibility. As of December 31, 2020, we employed 453 employees.
Our Structure and Reorganization
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2020, we owned approximately 80% of Artisan Partners Holdings, and the other 20% was owned by the limited partners of Artisan Partners Holdings.
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

The diagram below depicts our organizational structure as of December 31, 2020:

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 8% of our outstanding Class A common stock as of December 31, 2020.

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

Item 1A. Risk Factors
An investment in our Class A common stock involves substantial risks and uncertainties. You should carefully consider each of the risks below, together with all of the other information contained in this document, before deciding to invest in our Class A common stock. If any of the following risks occurs, our business, financial condition or results of operations could be negatively affected, the market price of your shares could decline and you could lose all or part of your investment.
Risks Related to our Business
The loss of key investment professionals or senior members of our distribution and management teams could have a material adverse effect on our business.
Our success depends on our ability to retain the portfolio managers who manage our investment strategies and have been primarily responsible for the historically strong investment performance we have achieved. Because of the long tenure and stability of many of our portfolio managers, our clients generally attribute the investment performance we have achieved to these individuals. The departure of a portfolio manager, even for strategies with multiple portfolio managers, could cause clients to withdraw funds from the strategy which would reduce our assets under management, investment advisory fees and our net income, and these reductions could be material if our assets under management in that strategy and the related revenues were material. The departure of a portfolio manager or other senior members of investment teams also could cause consultants and intermediaries to stop recommending a strategy, and clients to refrain from allocating additional funds to a strategy or delay such additional funds until a sufficient new track record has been established.
In addition to our key investment professionals, we also depend on the contributions of our senior management team led by Eric R. Colson and Jason A. Gottlieb, and our senior marketing and client service personnel who have direct contact with our institutional clients, consultants, intermediaries and other key individuals within each of our distribution channels. The loss of any of these key professionals could limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new client assets and related revenues.
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
Changes to our investment environment or compensation structures could cause instability within our investment teams and/or have an adverse effect on the performance of our investment strategies, our financial results and our ability to grow.
Attracting, developing and retaining talented investment professionals is an essential component of our business strategy. To do so, it is critical that we continue to foster an environment and provide compensation that is attractive for existing and prospective investment professionals. If we are unsuccessful in maintaining such an environment or compensation levels or structures for any reason, our existing investment professionals may leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
Over our firm’s history we have sought to successfully design and implement compensation structures that align our investment professionals’ economic interests with those of our clients, investors, partners, and stockholders. We believe our historical structures have been important to our long-term growth and that objective, predictable, and transparent structures work best to incentivize investment professionals to perform over the long-term.
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
Over our firm’s history we have used a variety of equity incentives to align the long-term interests of our investment professionals with the interests of clients, investors, partners and stockholders. Prior to our IPO in 2013, firm equity awards consisted of partnership profits interests. Award recipients had the right to cash out their profits interests only after the end of their careers, and 50% of the awards were subject to forfeiture if the recipient left Artisan without proper notice or was terminated. Prior to the IPO Reorganization, the profits interests were converted into partnership units and, as part of the IPO Reorganization, the 50% forfeiture feature was eliminated and employee-partners were given the right to liquidate a portion of their partnership units during each year that they remained employed by Artisan.

Since our IPO, the equity we’ve awarded to our investment professionals has consisted of APAM restricted share-based awards. In general, equity awarded to our investment professionals consists of a mix of standard restricted shares which vest pro rata over five years from the date of grant, and career or franchise shares that generally only vest on, or 18 months after, a qualified retirement. Franchise shares are further subject to the Franchise Protection Clause, which applies to current or former portfolio managers and may reduce the number of shares ultimately vesting to the extent that cumulative net client cash outflows from the portfolio manager’s investment team during a 3-year measurement period beginning on the date of the portfolio manager’s retirement notice exceeds a set threshold.
Beginning in 2021, under our new capital alignment program, our long-term incentive awards for investment professionals will consist of both APAM restricted share-based awards and franchise capital awards. Under this program, we will continue to grant restricted share-based awards, which we believe are an effective way to align the interests of our investment professionals with those of our stockholders. In addition, in 2021 we will make our first award of franchise capital awards to investment professionals. We designed the franchise capital awards as an added feature to our long-term incentive program to enhance the alignment between our investment professionals and clients, and to provide investment professionals with greater control over their long-term economic outcome. Franchise capital awards are cash awards that are subject to the same long-term vesting and forfeiture provisions as the restricted share-based awards described above. Prior to vesting, though, the franchise capital awards will generally be invested in one or more of the investment strategies managed by the award recipient’s investment team.
As we have since our founding, we continue to assess the effectiveness of our compensation arrangements and equity structures in aligning the long-term interests of our investment professionals, clients, investors, partners, and stockholders and whether different types of, or modified, awards or structures would enhance incentives for long-term growth and succession planning.
The implementation of new or modified compensation arrangements or equity programs could cause instability within our investment teams and/or impact our ability to attract and retain new investment talent. As with our historical and current compensation arrangements and equity programs, any new arrangements or structures could materially impact our financial performance and results (or expectations about our future financial performance and results), reduce the amount of cash available for dividends and distributions to our stockholders and partners, or result in dilution to other stockholders.
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
Difficult market conditions may cause investors in the mutual funds we advise to redeem their investments in those funds which they can do at any time and without prior notice. Our separate account clients may also reduce the aggregate amount of assets under management with us with minimal or no notice for any reason, including due to declining financial market conditions. In addition, the prices of the securities held in the portfolios we manage may decline for any number of reasons beyond our control, including, among others, a declining market, general economic downturn, political uncertainty, natural disasters, acts of terrorism, or other unpredictable events such as a global pandemic.

In connection with the severe market dislocations of 2008 and 2009, for example, the value of our assets under management declined substantially due primarily to the sizable decline in stock prices worldwide. In the period from June 30, 2008 through March 31, 2009, our assets under management decreased by approximately 43%, primarily as a result of general market conditions. More recently, during the first quarter of 2020, AUM levels fell from $125.4 billion on February 19, 2020 to $95.2 billion on March 31, 2020, as a result of the sharp global equity market declines as a result of the COVID-19 pandemic.
The fees we earn under our investment management agreements are typically based on the market value of our assets under management, and to a much lesser extent based directly on investment performance. If difficult market conditions, however caused, lead to a decline in our assets under management, our investment advisory fees would decline as well. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
Our efforts to establish and develop new teams and strategies may face challenges or ultimately be unsuccessful, which could impact our results of operations, our reputation and culture.
We seek to recruit new investment teams that manage high value-added investment strategies and would allow us to grow strategically. We also look to develop and offer new, differentiated strategies managed by our existing teams. We expect the costs associated with establishing a new team or strategy to initially exceed the revenues generated, which will negatively impact our results of operations. New strategies, whether managed by a new team or by an existing team may make investments or present operational, legal, regulatory, or distribution-related issues and risks with which we have little or no experience. Our lack of experience could strain our resources and increase the likelihood of an error or failure. The establishment of new teams or strategies (in particular, alternative investment teams or strategies) may also cause us to depart from our traditional compensation and economic model, which could reduce our profitability and harm our firm’s culture.
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
The SEC and other regulators have continued to focus on potential conflicts of interest. We have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our results of operations.
As we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies when we believe it is in the best interest of our clients even though our assets under management and investment advisory fees may be negatively impacted in the short term. Similarly, we may establish new investment teams or strategies or expand operations into other geographic areas if we believe such actions are in the best interest of our clients, even though our profitability may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profitability, which benefits both our clients and stockholders, if clients perceive a change in our investment or operations decisions in favor of a strategy to maximize short term results, they may withdraw funds, which could reduce our revenue and impact our financial condition.
Several of our investment strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2020, approximately 50% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies. Some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 42% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors, which could adversely affect clients’ interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets and, as a result, those markets may have limited liquidity and higher price volatility, and may lack established regulations.

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
We may be forced to lower our fees in order to retain current, and attract additional, assets to manage. We may also make fee concessions in order to attract early investors in a new strategy or increase marketing momentum in a strategy. Downward pressure on fees may also result from the growth and evolution of the universe of potential investments in a market or asset class. Changes in how clients choose to access asset management services may also exert downward pressure on fees. Some investment consultants, for example, have implemented programs in which the consultant provides a range of services, including selection, in a fiduciary capacity, of asset managers to serve as sub-adviser at lower fee rates than the manager’s otherwise applicable rates, with the expectation of a larger amount of assets under management through that consultant. The expansion of those and similar programs could, over time, make it more difficult for us to maintain our fee rates. In addition, plan sponsors of 401(k) and other defined contribution assets that we manage may choose to invest plan assets in vehicles with lower cost structures than mutual funds (such as a collective investment trust) or may choose to access our services through a separate account. We provide fewer services to collective investment trusts and separate accounts than we provide to Artisan Funds and we receive fees at lower rates.
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
We derive substantially all of our revenues from investment advisory and sub-advisory agreements, all of which are terminable by clients upon short notice or no notice. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ boards or a vote of a majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by that fund’s board, including by its independent members. In addition, all of our separate accounts and some of the mutual funds that we sub-advise have the ability to re-allocate all or any portion of the assets that we manage away from us at any time with little or no notice. The decrease in revenues that could result from the termination of a material client relationship or the re-allocation of assets away from us could have a material adverse effect on our business.
Investors in most of the pooled vehicles that we advise can redeem their investments in those funds at any time without prior notice, which could adversely affect our earnings.
Investors in the mutual funds, UCITS funds, and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice or on fairly limited prior notice, thereby reducing our assets under management. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance tends to result in decreased purchases and increased redemptions. For the year ended December 31, 2020, we generated approximately 79% of our revenues from advising mutual funds and other pooled vehicles (including Artisan Funds, Artisan Global Funds, Artisan Private Funds, and other entities we advise). The redemption of investments in those funds could adversely affect our revenues.
We depend on third parties to market our investment strategies.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest intermediary relationships across multiple distribution channels represented approximately 9% and 7% of our total assets under management as of December 31, 2020.
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
Industry pressure to increase transparency and reduce or eliminate inducements for distribution continues to impact intermediaries’ business models and the manner in which they charge fees. As intermediaries continue to see reduced revenue from funds, and consistent with the experience of other investment managers, we have seen increased requests from intermediaries for alternative forms of compensation. To date, such alternative forms of compensation have not been material, but they could be over time. Clients of these intermediaries may not continue to be accessible to us on terms we consider commercially reasonable, or at all. The absence of such access could have a material adverse effect on our results of operations.
Recently, a number of intermediaries have significantly culled the number of products available on their platforms, making it increasingly challenging for smaller funds with shorter track records or highly differentiated strategies to gain platform access. If we are unable to gain access to such platforms, our ability to attract new assets for our funds and strategies will be impaired.
We access institutional clients primarily through consultants upon whose referrals our institutional business is highly dependent. Many of these consultants review and evaluate our products and our firm from time to time. As of December 31, 2020, the investment consultant advising the largest portion of our assets under management represented approximately 7% of our total assets under management. Poor reviews or evaluations of either a particular strategy or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these consultants.
Substantially all of our existing assets under management are managed in primarily long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage assets in more diverse strategies.
17 of our 19 existing investment strategies invest primarily in publicly-traded equity securities. Our Credit team, which primarily invests in fixed income securities, manages the High Income strategy and the Credit Opportunities strategy. Together, these strategies accounted for $6.3 billion of our $157.8 billion in total assets under management as of December 31, 2020. Under market conditions in which there is a general decline in the value of equity securities, the assets under management in each of our 17 equity strategies is likely to decline. The amount of assets that we manage in strategies that can take short positions in equity securities, which could offset some of the poor performance of our long-only equity strategies under such market conditions, accounted for less than $1.0 billion of our total assets under management as of December 31, 2020. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.
Our failure to comply with clients’ investment guidelines and applicable legal limitations could result in damage awards against us and a loss of assets under management, either of which could adversely affect our financial condition.
When clients retain us to manage assets on their behalf, they generally specify certain investment guidelines that we are required to follow in managing their portfolios. In addition, some of our clients are subject to laws that impose restrictions and limitations on the investment of their assets. For example, U.S. mutual fund assets that we manage must be invested in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or fund investors which, depending on the circumstances, could result in our obligation to reimburse clients or fund investors for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
Operational risks may disrupt our business, result in losses, damage our reputation or limit our growth.
We are heavily dependent on the capacity and reliability of the communications and information technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. Operational risks such as trading or other operational errors or interruption or failure of our financial, accounting, trading, compliance and other data processing systems, whether caused by human error, power or telecommunications failure, cyber-attack or viruses, natural disaster, fire, pandemic, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The potential for some types of operational risks, including trading errors, may be increased in periods of increased volatility, which can magnify the cost of an error. Although we have not suffered material operational errors, including material trading errors, in the past, we may experience such errors in the future, the losses related to which we would absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.
Although we have back-up systems and a business continuity plan in place, these procedures and capabilities may not be adequate in the event of a significant interruption or failure of the systems or operations that are critical to our business.
As our client base, number and complexity of investment strategies, client relationships, and physical locations increase, and as our employees become increasingly mobile, developing and maintaining our operational systems and infrastructure, as well as back-up capabilities for such systems and infrastructure, may become increasingly challenging.
We rely on a number of key vendors for trading, middle- and back-office functions, various fund administration, accounting, custody and transfer agent roles and other operational needs. These key vendors may themselves rely on third party service providers to support their own operations. The failure of any key vendor, or of any service provider to a key vendor, to fulfill its obligations, for any reason, could cause us reputational damage, legal liability and regulatory issues, and financial losses for us and our clients.
Any changes, upgrades or expansions to our operations and/or technology or implementation of new systems to replace manual workflows or to accommodate increased volumes or complexity of transactions or otherwise may require significant expenditures and may increase the probability that we will experience operational errors or suffer system degradations and failures.
We depend substantially on our Milwaukee, Wisconsin offices, where a majority of our employees, operations and technology resources are located, for the continued operation of our business. Any significant disruption to those offices could have a material adverse effect on us.
Any significant limitation, failure or security breach of the information security infrastructure, software applications, or other systems that are critical to our operations could disrupt our business, damage our reputation, and result in regulatory penalties or other additional costs to us.
We are heavily reliant upon internal and third party technology systems and networks to view, process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, vendors/service providers (collectively, “vendors”) and other third parties. In addition, in recent years we have increased our use of and reliance on mobile and cloud technologies, including the complete migration of our information technology infrastructure to Amazon Web Service. Maintaining the integrity of these systems, networks and technologies is critical to the success of our business operations. We rely on our (and our vendors’) information and cybersecurity infrastructure, policies, procedures and capabilities to protect these systems, networks and technologies and the data that reside on or are transmitted through them.
To date, we have not experienced any known material breaches of or interference with our systems, networks or technologies or of those of our vendors. However, we routinely encounter and address such threats. Our experiences with and preparation for cybersecurity and other technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, and unauthorized payment requests. Any such breaches or interference that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and other technology risks, we cannot guarantee that our systems, networks and technologies, and those of third parties on whom we rely, will not be subject to disruptions, system failures or outages, unauthorized access, breaches or other interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure, corruption or loss of our proprietary information or our clients’ or employees’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. In addition, any required public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expense in connection with our response to any such attacks and the adoption and maintenance of additional appropriate security measures. Although we maintain insurance to mitigate the expense associated with a potential incident, the damage or claims arising from an incident may not be covered or may exceed the amount of any insurance available. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our or our vendors’ systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems we use.
Our newest investment strategies and strategies we may establish in the future present certain investment, operational, distribution and other risks that are different in kind and/or degree from those presented by our earlier investment strategies, and we have less experience with those risks.
Our newest investment strategies have the ability to make investments that present different risks and/or degrees of risk than our other strategies, which invest primarily in publicly traded equity securities. In particular, investments made by our newest strategies may be less liquid, which can make it more difficult to accurately value these securities and, under certain circumstances, may make it more difficult to manage investors’ redemption requests. Our newest investment strategies may also acquire restricted securities in private placements, which are generally subject to strict restrictions on resale, and there may be no liquid secondary market or ready purchaser for such securities. As a result, we may be unable to dispose of such securities when desired, or at a favorable time or price.
Several of our newest investment strategies are primarily offered through private funds. Offering private funds presents unique operational, regulatory and distribution-related risks. Our private funds may invest in instruments (such as derivative securities and private investments) and engage in activities (such as shorting and use of leverage) with which we previously had no or limited operational experience.
These instruments and activities present different types and higher degrees of investment risk than our other investment strategies. In addition, our lack of experience with these instruments and activities could strain our resources and increase the likelihood of an operational error, which could damage our reputation or result in legal liability.
Offering private funds also poses risks associated with side by side management and the potential for real or perceived conflicts of interest, which, if not managed correctly, could cause reputational damage, litigation or regulatory issues. Although we have established policies and procedures to manage potential conflicts of interest, we are unable to completely eliminate these risks.
Our newer investment strategies and investment vehicles and those that we establish in the future may have more limited capacity and provide less room for growth than our earlier large capacity investment strategies. Despite their limited capacity, these newer strategies, with broader degrees of freedom may require increased access to specialized technology, market data with advanced data analytic capabilities, and operational resources, including bespoke operational solutions. Requests for resources that are disproportionate to the size of the investment team may put pressure on the resource allocation model among teams and cause friction and instability among the investment teams.
New investment strategies and investment vehicles that we establish in the future will likely present different investment, regulatory, operational, distribution and other risks than those presented by our existing products. Any real or perceived problems with future strategies or vehicles could cause a disproportionate negative impact on our business and reputation.
Employee misconduct, or perceived misconduct, could expose us to significant legal liability and/or reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our clients are of critical importance. Our employees or other third parties that are affiliated with us could engage in misconduct, or perceived misconduct, that adversely affects our business. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, client relationships and ability to attract new clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct or perceived misconduct by our employees, or even unsubstantiated allegations of such conduct, could result in significant legal liability and/or an adverse effect on our reputation and our business.
If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and mitigate our exposure to operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our operating results or financial condition. Additionally, we could be subject to litigation, particularly from our clients or investors, and sanctions or fines from regulators.
Our techniques for risks may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate. Because our clients invest in our strategies in order to gain exposure to the portfolio securities of the respective strategies, we have not adopted corporate-level risk management policies to manage market, interest rate, or exchange rate risks that would affect the value of our overall assets under management.
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
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. The agreements also restrict Artisan Partners Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if our average assets under management for a fiscal quarter falls below $45 billion, Artisan Partners Holdings will generally be required to offer to pre-pay the unsecured notes. Failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2020, we believe we are in compliance with all of the covenants set forth in the agreements.
We provide a range of services to Artisan Funds, Artisan Global Funds, Artisan Private Funds and sub-advised funds which may expose us to liability.
We provide a broad range of administrative services to Artisan Funds, including providing personnel to serve as directors and officers of Artisan Funds and to serve on the valuation and liquidity committee of Artisan Funds. We prepare or supervise the preparation of Artisan Funds’ regulatory filings and financial statements, and manage compliance and regulatory matters. We provide shareholder services, accounting services including the supervision of the activities of Artisan Funds’ accounting services provider in the calculation of the funds’ net asset values, and tax services including calculation of dividend and distribution amounts. We also coordinate the audits of financial statements and supervise tax return preparation. Although less extensive than the range of services we provide to Artisan Funds, we also provide a range of similar services to Artisan Global Funds and Artisan Private Funds. In addition, from time to time we provide information to other funds we advise (or to an entity providing services to such a fund) which may be used by those funds in their efforts to comply with various regulatory requirements.
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
We have expanded and continue to expand our distribution efforts into non-U.S. markets, including the United Kingdom, other European countries, Canada, Australia and certain Middle Eastern, Asian, and African countries. Our client relationships outside the U.S. have grown from 32 as of December 31, 2012 to 201 as of December 31, 2020. Clients outside the U.S. may be adversely affected by political, social and economic uncertainty in their respective home countries and regions, which could result in a decrease in the net client cash flows that come from such clients. These clients also may be accustomed to certain practices that differ from and may conflict with practices that are customary in the U.S.
While a majority of our operations take place in the U.S., we do maintain offices in a number of other countries including the U.K., Ireland, Singapore, Australia and Hong Kong. Operating our business in non-U.S. markets is generally more expensive than in the U.S. Among other expenses, the effective tax rates applicable to our income allocated to some non-U.S. markets may be higher than the effective rates applicable to our income allocated to the U.S. In addition, costs related to our distribution and marketing efforts in non-U.S. markets have often been more expensive than comparable costs in the U.S. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our continuing expansion outside the U.S., our profitability could be adversely affected. Expanding our business into non-U.S. markets may also place significant demands on our existing infrastructure and employees.
Regulators in non-U.S. jurisdictions in which we currently operate could also change their laws or regulations, or change the way they interpret existing laws and regulations, in a manner that might restrict or otherwise impede our ability to operate in their respective markets. Any such changes could increase the costs we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. For example, in response to Brexit, we established an Irish subsidiary regulated by the Central Bank of Ireland, to carry out distribution efforts in the EU after Brexit. Although the government of the United Kingdom and the European Union reached a Trade and Cooperation Agreement, additional negotiations are needed to establish a framework for regulatory cooperation with respect to financial services, including asset managers. Brexit has added complexity to our global operations, imposed additional risks and resulted in additional legal and compliance costs. However, we do not currently expect it to have a major impact on our business.
Our employees routinely travel inside and outside the U.S. as a part of our investment research process, to market our services and to supervise and manage our business. Their activities in the jurisdictions they travel to on our behalf may raise both tax and regulatory issues. If and to the extent we are incorrect in our analysis of the applicability or impact of state or non-U.S. taxes or regulatory requirements, we could incur costs, penalties or be the subject of an enforcement or other action.

Changes in tax laws or exposure to additional tax liabilities could have a material impact on our financial condition, results of operations and liquidity.
We are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions at the federal, state and local levels of government. We cannot predict future changes in the tax laws, regulations, administrative guidance or judicial decisions to which we are subject or could apply to our business. Any such tax changes could have a material impact on our tax liability, materially impact our effective tax rate, result in additional tax reporting obligations, or result in increased costs associated with our tax compliance efforts.
From time to time, we are subject to income and non-income based tax audits in the jurisdictions in which we operate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations in a number of jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and, in certain cases, interest, fines or penalties. We evaluate whether to record tax liabilities for possible tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances as well as consult with our outside tax advisors. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our estimates.
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
The COVID-19 pandemic, together with resulting voluntary and government-imposed actions, has disrupted the global economy, increased market volatility and resulted in significant fluctuations in the valuation of investment securities. Market fluctuations and volatility may cause clients to choose to redeem their investments in our strategies (upon short or no notice), as well as increase the likelihood and consequences of trading, valuation, or other operational errors.
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
The COVID-19 pandemic may create risks to us in the future (delayed onset risks) that cannot be foreseen and the adverse effects of such risks may be significant and long-term. As the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the coronavirus will adversely impact our business, which will depend on numerous developing factors that are highly uncertain and rapidly changing. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our other risk factors, which may be heightened by the COVID-19 pandemic.
Risks Related to our Industry
We are subject to extensive, complex and sometimes overlapping rules, regulations and legal interpretations.
The investment management industry in which we operate is subject to extensive and frequently changing regulation and has seen increased focus in recent years. We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC, the U.S. Department of Labor, and the Financial Industry Regulatory Authority. Our business is also subject to the rules and regulations of other countries in which we operate or conduct distribution or investment management activities. For a more extensive discussion of certain laws and regulations to which we’re subject, see “Item 1—Business—Regulatory Environment and Compliance” in Part I of this report.
As a result of the extensive and complex regulatory environment in which we operate, we face risk of regulatory actions and litigation, which could consume substantial expenditures of time and capital. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of topics including, investment advisory matters, securities and other financial instruments, financial reporting and other disclosure matters, accounting, tax, data protection, and privacy. As our business expands into new geographic regions and introduces new investment products with expanded degrees of freedom, the regulatory requirements to which we’re subject will increase. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the U.S. or abroad could result in various legal proceedings, including civil litigation, governmental investigations and enforcement actions that could result in fines, penalties, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our reputation and business.
The regulatory environment in which we operate is subject to continual change, and regulatory developments may adversely affect our business.
We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by courts. It is impossible to determine the extent of the impact of any new U.S. or non-U.S. laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations, or changes in the interpretation or enforcement of existing laws or regulations, could be more difficult and expensive and affect the manner in which we conduct business. Non-compliance with applicable new laws, rules or regulations, either in the U.S. or abroad could result in litigation, governmental investigations and enforcement actions that could result in fines, penalties, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our reputation and business.
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
We depend to a large extent on our network of relationships and on our reputation in order to attract and retain client assets. We make investment decisions on behalf of our clients that could result in substantial losses to them. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to legal liability or actions alleging negligence, breach of fiduciary duty, breach of contract, unjust enrichment and/or fraud. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced.
We may incur significant legal expenses in defending against litigation whether or not we engaged in conduct as a result of which we might be subject to legal liability. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.

Risks Related to Our Structure
Control by our stockholders committee of approximately 14% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
As of February 19, 2021, our employees to whom we have granted equity (including our employee-partners) held approximately 14% of the combined voting power of our capital stock. These employees have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employees will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
The stockholders committee currently consists of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members. The stockholders committee’s control of approximately 14% of the combined voting power gives the committee considerable influence in determining the outcome of any stockholder vote, including the election of directors and the approval of certain transactions.
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
We intend to pay dividends to holders of our Class A common stock as described in “Dividend Policy”. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Artisan Partners Holdings, which is a Delaware limited partnership, to make distributions to its partners, including us, in an amount sufficient for us to pay dividends. However, its ability to make such distributions will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its partners, its compliance with covenants related to existing or future indebtedness, including our notes and revolving credit agreement, its other agreements with third parties, as well as its obligation to make tax distributions under its partnership agreement (which distributions would reduce the cash available for distributions by Artisan Partners Holdings to us).
In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a result of these limitations and restrictions, we may not be able to pay, or may have to reduce, the dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.
Our ability to pay taxes and expenses, including payments under the tax receivable agreements (“TRAs”), may be limited by our holding company structure.
As a holding company, our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash and we have no independent means of generating revenue. Artisan Partners Holdings is a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, Artisan Partners Holdings’ taxable income is allocated to holders of its partnership units, including us. Accordingly, we incur income taxes on our proportionate share of Artisan Partners Holdings’ taxable income and also may incur expenses related to our operations. Under the terms of its amended and restated limited partnership agreement, Artisan Partners Holdings is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we are also required to make payments under the TRAs, which will be significant, and we incur other expenses related to the TRAs and our operations. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM realizes in respect of the tax attributes to which the TRAs relate. We also intend to cause Artisan Partners Holdings to make distributions in an amount sufficient to allow us to pay our taxes and pay any additional operating expenses. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments when due under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid.
We will be required to pay the TRA beneficiaries for certain tax benefits we claim, and we expect that the payments we will be required to make will be substantial.
We are party to two TRAs. The first TRA generally provides for the payment by APAM to the assignees of the Pre-H&F Corp Merger Shareholder of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013, (ii) net operating losses available as a result of the merger, and (iii) tax benefits related to imputed interest.
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
The payment obligation under the TRAs is an obligation of APAM, not Artisan Partners Holdings, and we expect that the payments we will be required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the TRAs, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2020; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $711 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $50.34 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2020. Under such scenario we would be required to pay the other parties to the TRAs 85% of such amount, or approximately $637 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the TRAs and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2020, we recorded a $412.5 million liability, representing amounts payable under the TRAs equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2020, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs.
The liability will increase upon future purchases or exchanges of limited partnership units with the increase representing amounts payable under the TRAs equal to 85% of the estimated future tax benefits, if any, resulting from such purchases or exchanges. Payments under the TRAs are not conditioned on the counterparties’ continued ownership of us. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. Payments under the TRAs are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the TRA and the circumstances. Any such benefits are covered by the TRAs and will increase the amounts due thereunder. In addition, the TRAs provide for interest, at a rate equal to one-year LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding APAM tax return to the actual payment date, provided that the actual payment date is on or before the payment due date, as specified in the TRAs. In addition, to the extent that we are unable to make payments when due under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid.
Payments under the TRAs will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS or other taxing authority to challenge a tax basis increase or other tax attributes subject to the TRAs, we will not be reimbursed for any payments previously made under the TRAs if such basis increases or other benefits are subsequently disallowed (however, any such additional payments may be netted against future payments (if any) that are made under the TRAs). As a result, in certain circumstances, payments could be made under the TRAs in excess of the benefits that we actually realize in respect of the attributes to which the TRAs relate.
In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs.
The TRAs provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within six months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRAs. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the TRAs that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the TRAs could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRAs. If we were to elect to terminate the TRAs associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2020; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2020, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points and a price of $50.34 per share of our Class A common stock (the closing price of our Class A common stock on December 31, 2020), we estimate that we would be required to pay approximately $581 million in the aggregate under the TRAs.
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
The market price of our Class A common stock could decline as a result of future sales of a large number of shares of our Class A common stock, or the perception that such sales could occur. These sales, or the possibility that such sales may occur, may make it more difficult for us to raise capital by selling equity securities in the future, at a time and price that we deem appropriate.
We are party to a resale and registration rights agreement pursuant to which the shares of our Class A common stock issued upon exchange of limited partnership units are eligible for resale. Such shares of Class A common stock may be transferred only in accordance with the terms and conditions of the resale and registration rights agreement, which our Board may waive or modify at any time. The common units of Artisan Partners Holdings discussed below are exchangeable for shares of our Class A common stock on a one-for-one basis.
There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of December 31, 2020, our Class A limited partners owned approximately 4.9 million Class A common units and AIC owned approximately 3.5 million Class D common units.
For an employee-partner, in each one-year period, the first of which began in the first quarter of 2014, the partner is generally permitted to sell up to (i) a number of vested shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units he or she held as of the first day of that period or, (ii) if greater, shares of our Class A common stock having a market value as of the time of sale of approximately $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. In February 2018, our Board approved the sale of additional shares by certain employee-partners, including several portfolio managers and our Chief Executive Officer. These employee-partners were permitted to sell 20% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units each held as of February 1, 2018. We allowed them to sell the same number of common units and shares of Class A common stock received upon exchange of common units during the first quarter of 2019 and 2020, and will permit them to sell the same number during the first quarter of 2021 and 2022, subject to their maintaining a minimum dollar amount of firm equity. As of December 31, 2020, our employee-partners owned 5.4 million Class B common units and Class A common shares received upon exchange of Class B common units during the fourth quarter of 2020. Approximately 3.0 million of those units and shares are eligible for sale in the first quarter of 2021. An additional 2.6 million Class E common units are eligible for exchange and sale by former employee-partners in the first quarter of 2021. As of the date of this filing, we expect approximately 137 thousand units to be exchanged on February 25, 2021.
We may also purchase limited partnerships units of Holdings at any time and may issue and sell additional shares of our Class A common stock to fund such purchases. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that any such future issuances and sales may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.
In addition, we have filed a registration statement registering 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. Pursuant to these plans, we have granted 10,416,017 restricted share-based awards consisting of a mix of restricted stock units, performance share units and restricted shares of Class A common stock. We may increase the number of shares registered for this purpose from time to time. Once shares issued pursuant to these plans have vested, they will be able to be sold in the public market.
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
Eric R. Colson, age 51, has been chief executive officer and a director of Artisan Partners Asset Management since March 2011 and has served as chairman of the Company's board of directors since August 1, 2015. From March 2011 to January 2021, Mr. Colson also served as the president of Artisan Partners Asset Management. Mr. Colson has served as the chief executive officer of Artisan Partners since January 2010. Prior to January 2010, Mr. Colson served as chief operating officer of investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the firm in January 2005.

Charles J. Daley, Jr., age 58, has been executive vice president, chief financial officer and treasurer of Artisan Partners Asset Management since March 2011. He has served as the chief financial officer of Artisan Partners since August 2010 and has been a managing director since July 2010 when he joined the firm.

Jason A. Gottlieb, age 51, has been president of Artisan Partners Asset Management since January 2021. From February 2017 to January 2021, he served as executive vice president of Artisan Partners Asset Management. Mr. Gottlieb joined Artisan Partners in October 2016 as a managing director and the chief operating officer of investments. Prior to joining the firm in October 2016, Mr. Gottlieb was a partner and managing director at Goldman Sachs where, since 2005, he was a leader in Goldman Sachs’ Alternative Investment & Manager Selection Group. He also served as a portfolio manager on the Goldman Sachs Multi-Manager Alternatives Fund from the fund’s inception in April 2013 until he left the firm in August 2016.

Sarah A. Johnson, age 49, has been executive vice president, chief legal officer and secretary of Artisan Partners Asset Management and general counsel of Artisan Partners since October 2013. From April 2013 to October 2013 she served as assistant secretary of Artisan Partners Asset Management. Ms. Johnson was named a managing director of Artisan Partners in March 2010.

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

Eileen L. Kwei, age 42, has been executive vice president of Artisan Partners Asset Management and Artisan Partners’ chief administrative officer since January 2021. From February 2018 to January 2021, Ms. Kwei was responsible for institutional marketing and client service for the Artisan Credit team. Prior to February 2018, Ms. Kwei was a relationship manager for the Artisan Global Equity team. Ms. Kwei joined Artisan Partners in June 2013 and has been a managing director of Artisan Partners since 2018.

Gregory K. Ramirez, age 50, was appointed executive vice president of Artisan Partners Asset Management in February 2016. From October 2013 to February 2016, he served as senior vice president and from April 2013 to October 2013 as assistant treasurer. Mr. Ramirez is currently head of vehicle administration for Artisan Partners and serves as chair of the Artisan Risk and Integrity Committee. Mr. Ramirez was named a managing director of Artisan Partners in April 2003.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. As of February 19, 2021, there were approximately 112 stockholders of record of our Class A common stock, 30 stockholders of record of our Class B common stock, and 29 stockholders of record of our Class C common stock. These figures do not reflect beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units. There is no trading market for shares of our Class B common stock or Class C common stock.
Performance Graph
The following graph compares the year-end cumulative total stockholder return on our Class A common stock during the five-year period ended December 31, 2020, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices and the reinvestment of all dividends.

	For the years ended December 31,
	2016	2017	2018	2019	2020
Artisan Partners Asset Management Inc.	$91.54	$132.79	$82.16	$136.83	$233.92
S&P 500 Index	$111.23	$134.70	$128.04	$167.35	$197.05
Dow Jones U.S. Asset Managers Index	$111.22	$144.20	$108.08	$136.96	$157.71
The above table is provided pursuant to SEC regulations and the outcomes are impacted significantly by beginning- and end-point stock price, as well as the price at which dividends are reinvested. A stockholder who invested in APAM at its IPO on March 7, 2013, at the IPO price of $30 per share, and retained all dividends (instead of reinvesting them) would have experienced a 12.2% annual total return as of December 31, 2020.
Dividend Policy
During the first quarter of 2021, our board of directors declared a variable quarterly dividend of $0.97 per share with respect to the fourth quarter of 2020 and a special annual dividend of $0.31 per share. The variable quarterly dividend of $0.97 per share represents approximately 80% of the cash generated in the fourth quarter of 2020. The introduction of franchise capital awards in 2021 reduced the 2020 special annual dividend by approximately $0.44 per share. Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect cash generation will generally equal adjusted net income plus equity-based compensation expense, less cash reserved for future franchise capital awards (which we expect will approximate 4% of investment management revenues each quarter), with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.

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
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the Consolidated Financial Statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2020.

Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of December 31, 2020, our nine autonomous investment teams managed a total of 19 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2020, approximately 79% of our assets under management were managed for clients and investors domiciled in the U.S. and 21% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
We strive to maintain a financial model that is transparent and predictable. Currently, we derive nearly all of our revenues from investment management fees, most of which are based on a specified percentage of clients’ average assets under management. A majority of our expenses, including most of our compensation expense, vary directly with changes in our revenues. We invest thoughtfully to support our investment teams and future growth, while also paying out to stockholders and partners a majority of the cash that we generate from operations through distributions and dividends.
Business and financial highlights for 2020 included:

•Beini Zhou and Anand Vasagiri joined the Artisan International Value team and launched the International Small Cap Value strategy. Separately, Tiffany Hsiao and Yuanyuan Ji joined the Artisan Global Equity team to design and launch a new strategy focused on post-venture firms in greater China.
•The Global Value team launched its second strategy, the Select Equity strategy.
•During the year ended December 31, 2020, our assets under management increased to $157.8 billion, an increase of $36.8 billion, or 30%, compared to $121.0 billion at December 31, 2019, as a result of $30.3 billion of market appreciation and $7.2 billion of net client cash inflows, partially offset by $0.7 billion of Artisan Funds’ distributions that were not reinvested.
•Average assets under management for the year ended December 31, 2020 was $124.9 billion, an increase of 12.5% from the average of $111.0 billion for the year ended December 31, 2019.
•We earned $900 million in revenue for the year ended December 31, 2020, a 13% increase from revenues of $799 million for the year ended December 31, 2019.
•Our operating margin was 39.8% in 2020, compared to 35.5% in 2019.
•We generated $3.40 of earnings per basic and diluted share and $3.33 of adjusted EPS.
•We declared and distributed dividends of $3.39 per share of Class A common stock during 2020.
•We declared, effective February 2, 2021, a quarterly dividend of $0.97 per share of Class A common stock with respect to the December 2020 quarter and a special annual dividend of $0.31 per share, for a total of $3.39 of dividends per share with respect to 2020.

COVID-19 Pandemic
During 2020, the COVID-19 pandemic contributed to significant volatility in global markets and corresponding fluctuations in the valuation of our assets under management. Because most of the revenue we earn is based on the market value of our assets under management, fluctuations in global markets impact our revenues and earnings. Our assets under management declined from $125.4 billion on February 19, 2020 to $95.2 billion on March 31, 2020, and have subsequently rebounded to $157.8 billion as of December 31, 2020. The COVID-19 pandemic will likely continue to impact global economies and markets and disrupt economic activities, services, travel and supply chains in ways that cannot necessarily be foreseen.

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
Our employees and other limited partners of Holdings held approximately 20% of the equity interests in Holdings as of December 31, 2020. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2020 Follow-On Offering and Holdings Unit Exchanges
On February 24, 2020, APAM completed an offering of 1,802,326 shares of Class A common stock and utilized all of the proceeds to purchase an aggregate of 1,802,326 common units from certain limited partners of Holdings. In connection with the offering, APAM received 1,802,326 GP units of Holdings.
During the year ended December 31, 2020, certain limited partners of Holdings exchanged 4,128,600 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 4,128,600 shares of Class A common stock. In connection with the exchanges, APAM received 4,128,600 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 73% at December 31, 2019 to 80% at December 31, 2020, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions materially affect our financial performance. The following table presents the total returns of relevant market indices for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
S&P 500 total returns	18.4%	31.5%	(4.4)%
MSCI All Country World total returns	16.3%	26.6%	(9.4)%
MSCI EAFE total returns	7.8%	22.0%	(13.8)%
Russell Midcap® total returns	17.1%	30.5%	(9.1)%
MSCI Emerging Markets Index	18.3%	18.4%	(14.6)%
ICE BofA U.S. High Yield Master II Total Return Index	6.2%	14.4%	(2.3)%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2020	2019	2018
	(unaudited; dollars in millions)
Assets under management at period end	$157,776	$121,016	$96,224
Average assets under management(1)	$124,901	$111,023	$113,769
Net client cash flows(2)	$7,154	$(2,658)	$(6,497)
Total revenues	$900	$799	$829
Weighted average fee(3)	70.9 bps	71.6 bps	72.6 bps
Operating margin	39.8%	35.5%	36.8%
(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested. Prior period net client cash flows have been recast to exclude Artisan Funds’ distributions.

(3) We compute our weighted average management fee by dividing annualized investment management fees (which excludes performance fees) by average assets under management for the applicable period. The weighted average management fee for prior periods have been recast to exclude performance fee revenue.

Investment advisory fees and assets under management within our consolidated investment products are excluded from the weighted average fee calculations and from total revenues, since any such revenues are eliminated upon consolidation. Assets under management within Artisan Private Funds are included in the reported firmwide, separate account, and institutional assets under management figures reported below.
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

The table below sets forth changes in our total assets under management:

	For the Years Ended December 31,
	2020	2019	2018
	(unaudited; dollars in millions)
Beginning assets under management	$121,016	$96,224	$115,494
Gross client cash inflows	36,338	17,594	18,693
Gross client cash outflows	(29,184)	(20,252)	(25,190)
Net client cash flows(1)	7,154	(2,658)	(6,497)
Artisan Funds’ distributions not reinvested(2)	(690)	(630)	(922)
Investment returns and other(3)	30,296	28,080	(11,851)
Ending assets under management	$157,776	$121,016	$96,224
Average assets under management	$124,901	$111,023	$113,769
(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested. Prior period net client cash flows have been recast to exclude Artisan Funds’ distributions.

(2) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds, including in the Artisan High Income Fund.
(3) Includes the impact of translating the value of assets under management denominated in non-USD currencies into US dollars. The impact was immaterial for the periods presented.
During 2020 our AUM increased by $36.8 billion due to $30.3 billion of investment returns and $7.2 billion of net client cash inflows, partially offset by $0.7 billion of Artisan Funds’ distributions that were not reinvested. Sixteen of our 19 investment strategies had net inflows, totaling $11.8 billion. Our nine strategies with inception dates beginning in 2014 or later had $9.5 billion in net inflows, representing an organic growth rate of 78%. We expect those strategies as a group to continue to experience net inflows.
The net inflows across most of our business were offset by $4.7 billion of net outflows across the remaining three of our 19 strategies, including the Non-US Growth, Global Opportunities, and US Mid-Cap Value strategies, where we generally expect net outflows as a group to continue in the near term.
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
As of the date of this filing, all of our strategies are open to new investors and client relationships. Our US Small-Cap Growth and Global Opportunities strategies have limited availability to most new client relationships.
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
The table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2020. Returns for periods less than one year are not annualized.

	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross)					Average Annual Value-Added(1) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$26,487	41.48%	21.28%	20.09%	16.03%	13.14%	690
MSCI All Country World Index			16.25%	10.05%	12.24%	9.12%	6.24%
Global Discovery Strategy	9/1/2017	2,148	47.94%	27.90%	---	---	26.98%	1,551
MSCI All Country World Index			16.25%	10.05%	---	---	11.47%
US Mid-Cap Growth Strategy	4/1/1997	17,504	59.81%	29.49%	21.56%	17.22%	16.79%	616
Russell® Midcap Index			17.10%	11.60%	13.38%	12.40%	10.67%
Russell® Midcap Growth Index			35.59%	20.48%	18.64%	15.03%	10.63%
US Small-Cap Growth Strategy	4/1/1995	6,546	62.99%	33.75%	26.83%	20.12%	13.04%	414
Russell® 2000 Index			19.96%	10.24%	13.24%	11.19%	9.64%
Russell® 2000 Growth Index			34.63%	16.18%	16.34%	13.47%	8.90%
Global Equity Team
Global Equity Strategy	4/1/2010	2,829	30.10%	19.20%	17.57%	14.57%	14.80%	545
MSCI All Country World Index			16.25%	10.05%	12.24%	9.12%	9.35%
Non-US Growth Strategy	1/1/1996	21,684	8.61%	8.59%	9.11%	8.62%	10.30%	528
MSCI EAFE Index			7.82%	4.28%	7.44%	5.50%	5.02%
Non-US Small-Mid Growth Strategy	1/1/2019	7,543	35.36%	---	---	---	36.80%	1,975
MSCI ACWI ex US SMID Index			12.01%	---	---	---	17.05%
US Value Team
Value Equity Strategy	7/1/2005	3,479	10.86%	7.90%	13.85%	11.15%	8.78%	134
Russell® 1000 Index			20.96%	14.80%	15.58%	14.00%	10.14%
Russell® 1000 Value Index			2.80%	6.06%	9.73%	10.49%	7.44%
US Mid-Cap Value Strategy	4/1/1999	3,670	6.90%	5.27%	10.43%	9.88%	12.34%	282
Russell® Midcap Index			17.10%	11.60%	13.38%	12.40%	9.90%
Russell® Midcap Value Index			4.96%	5.36%	9.72%	10.48%	9.52%
International Value Team
International Value Strategy	7/1/2002	24,107	9.76%	5.56%	9.42%	9.26%	11.78%	544
MSCI EAFE Index			7.82%	4.28%	7.44%	5.50%	6.34%
International Small Cap Value Strategy (2)	10/1/2020	16	---	---	---	---	23.62%	182
MSCI All Country World Index Ex USA Small Cap (Net)			---	---	---	---	21.80%
Global Value Team
Global Value Strategy	7/1/2007	22,400	7.74%	5.93%	10.31%	10.98%	8.62%	285
MSCI All Country World Index			16.25%	10.05%	12.24%	9.12%	5.77%
Select Equity Strategy	3/1/2020	17	---	---	---	---	22.61%	(646)
S&P 500 Market Index (Total Return)			---	---	---	---	29.07%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	679	23.06%	8.81%	16.29%	4.41%	7.28%	97
MSCI Emerging Markets Index			18.31%	6.17%	12.79%	3.63%	6.31%
Credit Team
High Income Strategy	4/1/2014	6,241	11.00%	8.24%	10.03%	---	8.05%	270
ICE BofA US High Yield Master II Total Return Index			6.17%	5.88%	8.43%	---	5.35%
Credit Opportunities Strategy (2)	7/1/2017	97	23.71%	12.98%	---	---	13.33%	759
ICE BofA U.S. High Yield Master II Total Return Index			6.17%	5.88%	---	---	5.74%
Developing World Team
Developing World Strategy	7/1/2015	8,853	83.46%	30.98%	28.29%	---	22.59%	1,482
MSCI Emerging Markets Index			18.31%	6.17%	12.79%	---	7.77%
Antero Peak Group (3)
Antero Peak Strategy	5/1/2017	2,573	30.81%	25.05%	---	---	28.88%	1,348
S&P 500 Index			18.40%	14.17%	---	---	15.40%

Antero Peak Hedge Strategy (2)	11/1/2017	903	22.97%	20.32%	---	---	20.37%	551
S&P 500 Index			18.40%	14.17%	---	---	14.86%
Total Assets Under Management		$157,776
(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed or underperformed the benchmark most commonly used by our separate account clients to compare the performance of the relevant strategy. The benchmark most commonly used by clients in the US Mid-Cap Growth, US Small-Cap Growth, Value Equity and US Mid-Cap Value strategies is the style benchmark and for all other strategies is the broad market benchmark. Reporting on this metric prior to September 30, 2020, compared all composite performance to the broad benchmark. Value-added for periods less than one year is not annualized. The Artisan High Income and Credit Opportunities strategies hold loans and other security types that may not be included in the ICE BofA U.S. High Yield Master II Total Return Index. At times, this causes material differences in relative performance. The Antero Peak and Antero Peak Hedge strategies’ investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

(2) Prior to this report, assets under management in the International Small Cap Value, Credit Opportunities, and Antero Peak Hedge strategies were aggregated and reported as “other assets under management” and performance information was intentionally omitted.

(3) Effective October 1, 2020, the Thematic investment team was renamed Antero Peak Group. The team's investment strategies and investment products were also renamed in 2020.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team
Year Ended	Growth	Global Equity	US Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group (1)	Total
December 31, 2020	(unaudited; in millions)
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Gross client cash inflows	9,532	6,479	786	6,165	4,681	349	3,438	3,527	1,381	36,338
Gross client cash outflows	(8,616)	(5,885)	(1,687)	(6,101)	(3,535)	(25)	(1,415)	(1,487)	(433)	(29,184)
Net client cash flows(2)	916	594	(901)	64	1,146	324	2,023	2,040	948	7,154
Artisan Funds’ distributions not reinvested (3)	(222)	(115)	(12)	(46)	—	—	(130)	(142)	(23)	(690)
Investment returns and other	17,198	3,717	660	2,105	1,564	121	595	3,581	755	30,296
Ending assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$157,776
Average assets under management	$40,806	$26,991	$6,266	$20,045	$17,780	$476	$4,493	$5,465	$2,579	$124,901
December 31, 2019
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	4,207	3,557	644	3,607	1,412	29	1,791	1,305	1,042	17,594
Gross client cash outflows	(5,251)	(5,214)	(1,435)	(3,474)	(2,806)	(14)	(1,138)	(780)	(140)	(20,252)
Net client cash flows (2)	(1,044)	(1,657)	(791)	133	(1,394)	15	653	525	902	(2,658)
Artisan Funds’ distributions not reinvested (3)	(134)	(133)	(33)	(199)	(8)	—	(112)	—	(11)	(630)
Investment returns and other	9,720	6,683	1,649	4,385	3,996	40	449	856	302	28,080
Ending assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Average assets under management	$31,861	$25,744	$7,113	$20,072	$18,559	$203	$3,586	$2,634	$1,251	111,023
December 31, 2018
Beginning assets under management	$30,628	$29,235	$8,765	$21,757	$19,930	$282	$2,554	$2,253	$90	$115,494
Gross client cash inflows	5,121	3,466	1,027	3,758	2,405	28	1,443	893	552	18,693
Gross client cash outflows	(7,736)	(6,776)	(2,107)	(4,188)	(2,510)	(97)	(1,004)	(742)	(30)	(25,190)
Net client cash flows (2)	(2,615)	(3,310)	(1,080)	(430)	(105)	(69)	439	151	522	(6,497)
Artisan Funds’ distributions not reinvested (3)	(231)	(268)	(70)	(246)	(30)	—	(75)	—	(2)	(922)
Investment returns and other	(1,531)	(2,690)	(1,038)	(3,400)	(2,682)	(34)	(58)	(411)	(7)	(11,851)
Ending assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Average assets under management	$30,967	$27,908	$8,207	$20,962	$19,909	$237	$2,945	$2,379	$255	113,769
(1) Effective October 1, 2020, the Artisan Partners Thematic Team was renamed Antero Peak Group.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested. Prior period net client cash flows have been recast to exclude Artisan Funds’ distributions.

(3) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds, including in the Artisan High Income Fund.

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

	As of December 31, 2020		As of December 31, 2019		As of December 31, 2018
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)		(unaudited)
Institutional	$102,189	64.8%	$80,274	66.3%	$63,543	66.0%
Intermediary	48,657	30.8%	35,574	29.4%	28,363	29.5%
Retail	6,930	4.4%	5,168	4.3%	4,318	4.5%
Ending Assets Under Management(1)	$157,776	100.0%	$121,016	100.0%	$96,224	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 14% of our total assets under management as of December 31, 2020.

The following tables set forth the changes in our assets under management for Artisan Funds and Artisan Global Funds in the aggregate, and separate accounts:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts(2)	Total
December 31, 2020	(unaudited; in millions)
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	22,510	13,828	36,338
Gross client cash outflows	(18,110)	(11,074)	(29,184)
Net client cash flows(3)	4,400	2,754	7,154
Artisan Funds’ distributions not reinvested(4)	(690)	—	(690)
Investment returns and other	14,259	16,037	30,296
Net transfers(1)	(511)	511	—
Ending assets under management	$74,746	$83,030	$157,776
Average assets under management	$58,629	$66,272	$124,901
December 31, 2019
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	12,545	5,049	17,594
Gross client cash outflows	(13,911)	(6,341)	(20,252)
Net client cash flows(3)	(1,366)	(1,292)	(2,658)
Artisan Funds’ distributions not reinvested(4)	(630)	—	(630)
Investment returns and other	13,003	15,077	28,080
Net transfers(1)	(373)	373	—
Ending assets under management	$57,288	$63,728	$121,016
Average assets under management	$52,974	$58,049	$111,023
December 31, 2018
Beginning assets under management	$57,349	$58,145	$115,494
Gross client cash inflows	13,863	4,830	18,693
Gross client cash outflows	(17,233)	(7,957)	(25,190)
Net client cash flows(3)	(3,370)	(3,127)	(6,497)
Artisan Funds’ distributions not reinvested(4)	(922)	—	(922)
Investment returns and other	(6,065)	(5,786)	(11,851)
Net transfers(1)	(338)	338	—
Ending assets under management	$46,654	$49,570	$96,224
Average assets under management	$56,792	$56,977	113,769
(1) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

(2) Separate account AUM consists of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. Separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds.

(3) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested. Prior period net client cash flows have been recast to exclude Artisan Funds’ distributions.

(4) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds, including in the Artisan High Income Fund.

Artisan Funds and Artisan Global Funds
As of December 31, 2020, Artisan Funds comprised $69.6 billion, or 44%, of our assets under management. For the year ended December 31, 2020, fees from Artisan Funds represented $503.6 million, or 56%, of our revenues. Our contractual tiered fee rates for the series of Artisan Funds range from 0.625% to 1.05% of fund assets, depending on the investment strategy, the amount invested and other factors.
As of December 31, 2020, Artisan Global Funds comprised $5.2 billion, or 3%, of our assets under management. For the year ended December 31, 2020, fees from Artisan Global Funds represented $33.6 million, or 4%, of our revenues. Our contractual fee rates for Artisan Global Funds range from 0.75% to 1.85% of assets under management.
The weighted average management fee rate paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.916%, 0.915%, and 0.919%, for the years ended December 31, 2020, 2019 and 2018, respectively.
Separate Accounts
Separate accounts comprised $83.0 billion, or 53%, of our assets under management as of December 31, 2020. For the year ended December 31, 2020, fees from separate accounts represented $362.4 million, or 40%, of our revenues. Separate account assets under management consist of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets that we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds.
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
The weighted average management fee rate, which excludes performance fees, paid by our separate account clients in the aggregate was 0.526%, 0.534% and 0.533% for the years ended December 31, 2020, 2019 and 2018, respectively. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
Investment Advisory Revenues
Essentially all of our revenues consist of fees earned from managing clients’ assets. Our investment advisory fees, which are comprised of management fees and performance fees, fluctuate based on a number of factors, including the total value of our assets under management, the composition of assets under management among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and, for the accounts on which we earn performance fees, the investment performance of those accounts.
The different fee structures associated with Artisan Funds, Artisan Global Funds and separate accounts and the different fee schedules of our investment strategies make the composition of our assets under management an important determinant of the investment management fees we earn. Historically, we have received higher effective rates of investment management fees from Artisan Funds and Artisan Global Funds than from our separate accounts, reflecting, among other things, the different array of services we provide to Artisan Funds and Artisan Global Funds. Investment management fees for non-U.S. funds may also be higher because they include fees to offset higher distribution costs. Our investment management fees also differ by investment strategy, with higher-capacity strategies having lower standard fee rates than strategies with more limited capacity.
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $157.8 billion of assets under management as of December 31, 2020 have performance fee billing arrangements. Performance fees of $14.7 million, $4.6 million, and $3.0 million were recognized in the years ended December 31, 2020, 2019 and 2018, respectively. While performance fees may be earned and recognized in each quarter of the year, the majority of our performance fees in 2020 were recognized during the June quarter. As of the date of this filing, $6.5 million of performance fee revenue has been recognized during the first quarter of 2021.

The following table sets forth revenues we earned under our investment management agreements with Artisan Funds and Artisan Global Funds in the aggregate, and on the separate accounts that we managed for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Revenues	(in millions)
Management fees
Artisan Funds & Artisan Global Funds	$537.2	$484.9	$522.0
Separate accounts	347.7	309.5	303.6
Performance fees	14.7	4.6	3.0
Total revenues	$899.6	$799.0	$828.6
Average assets under management for period	$124,901	$111,023	$113,769
Management fees, performance fees and incentive allocations earned from consolidated investment products are eliminated from revenue upon consolidation. For the years ended December 31, 2020, 2019 and 2018, approximately 83%, 83%, and 84%, respectively, of our investment advisory fees were earned from clients located in the United States.
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
Compensation and Benefits
Compensation and benefits includes (i) salaries, incentive compensation and benefits costs and (ii) long term incentive compensation expense related to equity and cash awards granted to employees.
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
Certain compensation and benefits expenses are generally higher in the beginning of the year, such as employer funded retirement and health care contributions and payroll taxes. We expect these costs to add approximately $4 million to $5 million to our expenses in the first quarter of 2021, compared to the fourth quarter of 2020.
We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. The awards consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata annual time vesting over 5 years and (2) qualifying retirement (as defined in the award agreements). Investment team members generally receive franchise awards rather than career awards. Franchise awards are identical to career awards, except with respect to the Franchise Protection Clause, which applies to current or future portfolio managers. The Franchise Protection Clause provides that the total number of franchise awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the portfolio manager’s investment team during a 3-year measurement period beginning on the date of the portfolio manager’s retirement notice exceeds a set threshold. We expect to continue to grant franchise awards to members of our investment teams. In 2020, we began issuing performance share units to certain executive officers of the Company.

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
On January 26, 2021, the Company's board of directors approved a grant of $79.4 million of long-term incentive awards consisting of $44.4 million of restricted share-based awards and $35.0 million of long-term cash awards to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. The grant will be effective March 1, 2021. The share-based awards include standard restricted awards, career awards, franchise awards and performance share units.
The long-term cash awards, which are referred to as franchise capital awards, were made to investment team members in lieu of additional grants of restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards will be invested in one or more Artisan Partners investment strategies. The underlying investment holdings and franchise capital award liability will be marked to market value each quarter. The change in value of the award liability will be included in compensation expense. The change in value of the underlying investment holdings will be included in non-operating income/(expense).
Because franchise capital awards are cash-based awards, they will reduce cash available for dividends. With respect to the 2020 special dividend, the franchise capital awards reduced the dividend by approximately $0.44 per share. Going forward, we expect to reserve approximately 4% of our management fee revenues each quarter for future franchise capital awards, which we expect to make after the conclusion of each year.
Over the long-term, we believe the economic impact of the reduced cash available for dividends will be offset by a corresponding reduction in dilution, as we expect to grant fewer restricted share-based awards in lieu of franchise capital awards.
Since the IPO and including the grant in the first quarter of 2021, our board of directors has approved the grant of 10,416,017 restricted share-based awards. Total unrecognized non-cash compensation expense for these awards is $123.2 million. As of the date of this filing, unvested equity awards are comprised of the following:

	Service Only	Service & Performance Conditions	Service & Market Conditions	Total
Standard Pro Rata Time Vesting	2,351,894	34,596	34,597	2,421,087
Qualified Retirement	2,806,181	977,758	33,017	3,816,956
Total Unvested	5,158,075	1,012,354	67,614	6,238,043
Including the franchise capital awards and the equity grant in the first quarter of 2021, total unrecognized long-term incentive compensation expense is $158.2 million. We expect long-term incentive compensation expense to be approximately $11 million per quarter in 2021.
We expect to continue to make equity grants each year, though the form and structure of equity awards may change as we seek to maximize alignment between our employees and our clients, investors, partners and stockholders. The actual size of the expense over time will depend primarily on the number of awards granted and our stock price at the time the grants are made. The amount of equity granted will vary from year to year and will be influenced by our results and other factors. From time to time, we may make individual equity grants to people we hire.
Distribution, Servicing and Marketing
Distribution, servicing and marketing expenses primarily represent payments we make to broker-dealers, financial advisors, defined contribution plan providers, mutual fund supermarkets and other intermediaries for selling, servicing and administering accounts invested in shares of Artisan Funds. Artisan Funds authorizes intermediaries to accept purchase, exchange and redemption orders for shares of Artisan Funds on behalf of Artisan Funds. Many intermediaries charge a fee for those services. Artisan Funds pays a portion of some of those fees, which portion is intended to compensate the intermediary for its provision of services of the type that would be provided by Artisan Funds’ transfer agent or other service providers if the shares were registered directly on the books of Artisan Funds’ transfer agent. Like the investment management fees we earn as adviser to Artisan Funds, distribution, servicing and marketing fees typically vary with the value of the assets invested in shares of Artisan Funds. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation from us, with the goal of allocating to us, at a minimum, all costs attributable to the marketing and distribution of shares of Artisan Funds. A significant portion of Artisan Funds’ shares are held by investors through intermediaries to which we pay distribution, servicing and marketing expenses.

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
Occupancy
Occupancy expenses include operating leases for facilities, furniture and office equipment, miscellaneous facility related costs and depreciation expense associated with furniture purchases and leasehold improvements. We expect 2021 occupancy expenses will be approximately $23 million.
Communication and technology
Communication and technology expenses include information and print subscriptions, telephone costs, information systems consulting fees, equipment and software maintenance expenses, operating leases for information technology equipment and depreciation and amortization expenses associated with computer hardware and software. Information and print subscriptions represent the costs we pay to obtain investment research and other data we need to operate our business. A portion of these expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. We expect to continue our measured investments in technology to support our investment teams, distribution efforts, and scalable operations.
On behalf of our mutual fund and separate account clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. In response to the Markets in Financial Instruments Directive II and industry changes prompted by it, we have experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
General and Administrative
General and administrative expenses include professional fees, travel and entertainment, certain state and local taxes, directors’ and officers’ liability insurance, director fees, and other miscellaneous expenses we incur in operating our business. Travel expenses decreased significantly in 2020 due to the COVID-19 pandemic. We expect most operating costs, including travel expense, to return to or exceed pre-COVID-19 levels when employees return to the office and resume business travel.
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
Net Investment Income
Net investment income includes realized and unrealized investment gains (losses) related to nonconsolidated investment products, income earned on excess cash balances, and dividends earned on nonconsolidated equity securities.
Net Gain (Loss) on the Tax Receivable Agreements
Non-operating income (expense) also includes gains or losses related to the changes in our estimate of the payment obligation under the TRAs, including the impact of tax rate changes. The effect of changes in our estimate of amounts payable under the TRAs, including the effect of changes in enacted tax rates and in applicable tax laws, is included in net income.

Net Income (Loss) Attributable to Noncontrolling Interests
Net Income (Loss) Attributable to Noncontrolling Interests - Holdings
Net income (loss) attributable to noncontrolling interests - Holdings represents the portion of earnings or loss attributable to the ownership interests in Artisan Partners Holdings held by the limited partners of Artisan Partners Holdings.
Net Income (Loss) Attributable to Noncontrolling Interests - Consolidated Investment Products
Net income (loss) attributable to noncontrolling interests - consolidated investment products represents the portion of earnings or loss attributable to third-party investors’ ownership interests in consolidated investment products.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that a portion of Holdings’ taxable earnings are not subject to corporate level taxes. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. The effective tax rate is also lower than the statutory rate due to dividends paid on unvested share-based awards. These favorable impacts are partially offset by the impact of permanent items, including certain executive compensation expenses, that are not deductible for tax purposes.
As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.

Results of Operations
Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

	For the Years Ended December 31,		Period-to-Period
	2020	2019	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$899.6	$799.0	$100.6	13%
Operating Expenses
Total compensation and benefits	435.8	400.5	35.3	9%
Other operating expenses	105.5	115.0	(9.5)	(8)%
Total operating expenses	541.3	515.5	25.8	5%
Total operating income	358.3	283.5	74.8	26%
Non-operating income (expense)
Interest expense	(10.8)	(11.1)	0.3	3%
Other non-operating income	21.8	(3.1)	24.9	803%
Total non-operating income (expense)	11.0	(14.2)	25.2	177%
Income before income taxes	369.3	269.3	100.0	37%
Provision for income taxes	60.8	27.8	33.0	119%
Net income before noncontrolling interests	308.5	241.5	67.0	28%
Less: Noncontrolling interests - Artisan Partners Holdings	81.1	80.1	1.0	1%
Less: Noncontrolling interests - consolidated investment products	14.8	4.9	9.9	202%
Net income attributable to Artisan Partners Asset Management Inc.	$212.6	$156.5	$56.1	36%
Share Data
Basic earnings per share	$3.40	$2.65
Diluted earnings per share	$3.40	$2.65
Basic weighted average number of common shares outstanding	55,633,529	51,127,929
Diluted weighted average number of common shares outstanding	55,637,922	51,127,929
Revenues
The increase in revenues of $100.6 million, or 13%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, was driven primarily by a $13.9 billion, or 13%, increase in our average assets under management and a $10.1 million increase in performance fee revenue. The weighted average investment management fee, which excludes performance fees, was 70.9 basis points for the year ended December 31, 2020, compared to 71.6 basis points for the year ended December 31, 2019.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2020	2019	2020	2019
	(dollars in millions)
Investment advisory fees	$362.4	$314.1	$537.2	$484.9
Weighted average management fee(1)	52.6 bps	53.4 bps	91.6 bps	91.5 bps
Percentage of ending AUM	53%	53%	47%	47%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period. The weighted average management fee for prior periods have been recast to exclude performance fee revenue.

Operating Expenses
The increase in total operating expenses of $25.8 million, or 5%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily a result of higher incentive compensation expense related to increased revenues and higher salary and benefits expenses on an increased number of employees. The increases were partially offset by lower equity-based compensation expense and a decrease in travel expenses in response to the COVID-19 pandemic.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2020	2019	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$399.3	$358.4	$40.9	11%
Restricted share-based award compensation expense	36.5	42.1	(5.6)	(13)%
Total compensation and benefits	$435.8	$400.5	$35.3	9%
(1) Excluding restricted share-based award compensation expense
The increase in salaries, incentive compensation and benefits was driven primarily by a $34.1 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue and higher salary and benefits expenses on an increased number of employees.
Restricted share-based award compensation expense decreased $5.6 million as the awards that became fully amortized during 2019 and 2020 had a higher value than the awards granted in 2019 and 2020.
Total compensation and benefits was 48% and 50% of our revenues for the years ended December 31, 2020 and 2019, respectively.
Other operating expenses
Other operating expenses decreased $9.5 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an $8.4 million decrease in travel expenses in response to the COVID-19 pandemic.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Years Ended December 31,		Period-to-Period
	2020	2019	$	%
	(in millions)
Interest expense	$(10.8)	$(11.1)	$0.3	3%
Net investment gain (loss) of consolidated investment products	26.2	10.1	16.1	159%
Other investment gain (loss)	0.3	6.4	(6.1)	(95)%
Net gain (loss) on the tax receivable agreements	(4.7)	(19.6)	14.9	(76)%
Total non-operating income (expense)	$11.0	$(14.2)	$25.2	(177)%

Non-operating income (expense) for the year ended December 31, 2020 includes a $4.7 million loss relating to a change in estimate of the payment obligation under the tax receivable agreements, compared to a $19.6 million loss for the year ended December 31, 2019. The effect of changes in that estimate after the date of an exchange or sale is included in net income. The changes in estimate in 2020 and 2019 were due to the remeasurement of deferred tax assets relating to an increase in estimated state income tax rates.
Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2020 and 2019 was 16.5% and 10.3%, respectively. The increase in effective tax rate was primarily due to a larger remeasurement of deferred tax assets in 2019 compared to 2020, resulting from an increase in estimated state income tax rates. An increase in Artisan's state deferred income tax rates results in an increase to deferred tax assets with a corresponding decrease to the provision for income taxes.

Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 24% and 31% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the years ended December 31, 2020 and 2019, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2020, compared to the year ended December 31, 2019, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	For the Years Ended December 31,		For the Period-to-Period
	2019	2018	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$799.0	$828.6	$(29.6)	(4)%
Operating Expenses
Total compensation and benefits	400.5	413.2	(12.7)	(3)%
Other operating expenses	115.0	110.5	4.5	4%
Total operating expenses	515.5	523.7	(8.2)	(2)%
Total operating income	283.5	304.9	(21.4)	(7)%
Non-operating income (expense)
Interest expense	(11.1)	(11.2)	0.1	1%
Other non-operating income	(3.1)	8.1	(11.2)	(138)%
Total non-operating income (expense)	(14.2)	(3.1)	(11.1)	(358)%
Income before income taxes	269.3	301.8	(32.5)	(11)%
Provision for income taxes	27.8	47.6	(19.8)	(42)%
Net income before noncontrolling interests	241.5	254.2	(12.7)	(5)%
Less: Noncontrolling interests - Artisan Partners Holdings	80.1	91.1	(11.0)	(12)%
Less: Noncontrolling interests - consolidated investment products	4.9	4.8	0.1	2%
Net income attributable to Artisan Partners Asset Management Inc.	$156.5	$158.3	$(1.8)	(1)%
Share Data
Basic and diluted earnings per share	$2.65	$2.84
Basic and diluted weighted average number of common shares outstanding	51,127,929	48,862,435
A detailed discussion of the year-over-year results for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 18, 2020.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) net investment gain (loss) of investment products, and (3) the remeasurement of deferred taxes. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.7%, 24.1% and 23.5% for the years ended December 31, 2020, 2019 and 2018, respectively.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2020	2019	2018
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$212.6	$156.5	$158.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	81.1	80.1	91.1
Add back: Provision for income taxes	60.8	27.8	47.6
Add back: Net (gain) loss on the tax receivable agreements	4.7	19.6	(0.3)
Add back: Net investment (gain) loss of investment products attributable to APAM	(10.3)	(9.9)	(1.1)
Less: Adjusted provision for income taxes	86.2	66.1	69.5
Adjusted net income (Non-GAAP)	$262.7	$208.0	$226.1

Average shares outstanding
Class A common shares	55.6	51.1	48.9
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.4	5.1	4.8
Artisan Partners Holdings units outstanding (noncontrolling interests)	17.9	21.8	23.3
Adjusted shares	78.9	78.0	77.0

Basic and diluted earnings per share (GAAP)	$3.40	$2.65	$2.84
Adjusted net income per adjusted share (Non-GAAP)	$3.33	$2.67	$2.94

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$212.6	$156.5	$158.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	81.1	80.1	91.1
Add back: Net (gain) loss on the tax receivable agreements	4.7	19.6	(0.3)
Add back: Net investment (gain) loss of investment products attributable to APAM	(10.3)	(9.9)	(1.1)
Add back: Interest expense	10.8	11.1	11.2
Add back: Provision for income taxes	60.8	27.8	47.6
Add back: Depreciation and amortization	6.6	6.8	5.7
Adjusted EBITDA (Non-GAAP)	$366.3	$292.0	$312.5

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$155.0	$134.6
Accounts receivable	$99.9	$81.9
Seed investments(1)	$62.6	$57.8
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products.
We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2020, none of our receivables were considered uncollectable.
We utilize capital to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of December 31, 2020, the balance of all seed investments, including investments in consolidated investment products, was $62.6 million. The seed investments are generally redeemable at our discretion.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2020.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2020.
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
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:
•leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2020 was 0.5 to 1.00); and
•interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2020 was 39.7 to 1.00).
Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2020.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2020	2019
	(in millions)
Holdings Partnership Distributions to Limited Partners	$85.8	$94.8
Holdings Partnership Distributions to APAM	270.0	226.3
Total Holdings Partnership Distributions	$355.8	$321.1
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 2, 2021, a distribution of $60.4 million payable by Artisan Partners Holdings on February 19, 2021 to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the years ended December 31, 2020 and 2019:

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2020	2019
Quarterly	Common Class A	$2.79	$2.36
Special Annual	Common Class A	$0.60	$1.03
Our board of directors declared, effective February 2, 2021, a variable quarterly dividend of $0.97 per share of Class A common stock with respect to the December quarter of 2020 and a special dividend of $0.31. The combined amount, $1.28 per share of Class A common stock, will be paid on February 26, 2021 to stockholders of record as of the close of business on February 12, 2021. The variable quarterly dividend of $0.97 per share represents approximately 80% of the cash generated in the December quarter of 2020 and a pro-rata portion of 2020 tax savings related to our tax receivable agreements. The special dividend represents the remainder of undistributed cash generated during the year ended December 31, 2020, less the cash reserved for the 2021 franchise capital award, which reduced the 2020 special dividend by approximately $0.44 per share.
Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect cash generation will generally equal adjusted net income plus equity-based compensation expense, less cash reserved for future franchise capital awards (which we expect will approximate 4% of investment management revenues each quarter), with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $412.5 million liability as of December 31, 2020. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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

In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2020, we made payments of $27.0 million, related to the TRAs, including interest. We expect to make payments of approximately $32 million in 2021 related to the TRAs.

Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Cash, cash equivalents and restricted cash as of January 1	$144.3	$175.5	$159.8
Net cash provided by operating activities	318.7	292.9	333.3
Net cash provided by (used in) investing activities	18.7	(17.5)	(14.3)
Net cash used in financing activities	(282.2)	(306.6)	(263.5)
Net impact of deconsolidation of consolidated investment products	—	—	(39.8)
Cash, cash equivalents and restricted cash as of December 31,	$199.5	$144.3	$175.5

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net cash provided by operating activities increased $25.8 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase in operating income resulting from higher average AUM and revenues, partially offset by decreases resulting from income tax payments and timing differences in other working capital accounts. For the year ended December 31, 2020 compared to the year ended December 31, 2019, our operating income, excluding noncash share-based related compensation expense, increased $69.2 million. Cash paid for income taxes increased $16.9 million and changes in other working capital negatively impacted operating cash flows by $16.9 million primarily due to an increase in accounts receivable and the timing of executive bonus payments. Operating cash flows were also negatively impacted by a $9.3 million reduction in cash provided by consolidated investment products.
Investing activities consist primarily of acquiring and selling property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash provided by investing activities increased $36.2 million during the year ended December 31, 2020, primarily due to a $21.5 million increase in net proceeds from the sale of investment securities and a $14.7 million decrease in the acquisition of property and equipment and leasehold improvements.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities decreased $24.4 million during the year ended December 31, 2020, primarily due to a $34.4 million increase in contributions from noncontrolling interests in our consolidated investment products and a $9.0 million decrease in distributions paid to limited partners. These lower cash uses were partially offset by a $14.8 million increase in dividends paid.

Contractual Obligations
The following table sets forth our contractual obligations under certain contracts as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Principal payments on borrowings	$200.0	$—	$90.0	$60.0	$50.0
TRAs (1)	412.5	—	—	—	—
Interest payable	39.5	10.3	15.0	9.7	4.5
Lease obligations	109.9	16.7	29.2	27.0	37.0
Total Contractual Obligations	$761.9	$27.0	$134.2	$96.7	$91.5
(1) The estimated payments under the TRAs as of December 31, 2020 are described above under “Liquidity and Capital Resources — Tax Receivable Agreements (“TRAs”)”. However, amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges or sales. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described above. As a result, the timing of payments by period is currently unknown. We expect to pay approximately $32 million in 2021 related to the TRAs.

The table above does not include income tax liabilities for unrecognized tax benefits due to the uncertainty regarding the timing and amount of future cash outflows. As of December 31, 2020, the liability was $1.3 million, which included accrued interest of $0.2 million.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
We serve as the investment adviser for Artisan Funds, a family of mutual funds registered with the SEC under the Investment Company Act of 1940, and investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Funds and Artisan Global Funds are corporate entities the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including the right to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan Private Funds are also evaluated for consolidation under the VIE model because third-party equity holders of the funds lack the ability to remove Artisan as the general partner, or otherwise divest Artisan of its control of the funds.
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
Revenue Recognition
Investment management fees are generally computed as a percentage of assets under management and are recognized as revenue at the end of each distinct service period. Fees for providing investment management services are computed and billed in accordance with the underlying investment management agreements, which is generally on a monthly or quarterly basis. Investment management fees are presented net of cash rebates to certain Artisan Global Fund investors and expense reimbursements pursuant to contractual expense limitations of pooled investment vehicles.
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
The portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our separate account clients, are invested principally in securities for which market values are readily available, with a portion of each portfolio held in cash or cash-like instruments. With the exception of the assets managed by our Credit team (which represented approximately 4.0% of our assets under management at December 31, 2020), the portfolios are invested principally in publicly-traded equity securities.
The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund and UCITS funds clients, including Artisan Funds and Artisan Global Funds, and for Artisan Private Funds, our fees are based on the values of the funds’ assets as determined for purposes of calculating their net asset values. Securities held by Artisan Funds, Artisan Global Funds, and Artisan Private Funds are generally valued at closing market prices, or if closing market prices are not readily available or are not considered reliable, at a fair value determined under procedures established by the fund’s board (fair value pricing). Values of securities determined using fair value pricing are likely to be different than they would be if only closing market prices were used.

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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2020, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.
Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $412.5 million as of December 31, 2020, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.
New or Revised Accounting Standards
See Note 2, “Summary of Significant Accounting Policies — Recent accounting pronouncements” to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.
Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the pooled vehicles and separate accounts it manages. Essentially all of our revenues are derived from investment management agreements with these vehicles and accounts. Under these agreements, the investment advisory fees we receive are generally based on the value of our assets under management, our fee rates and, for the accounts on which we earn performance based fees, the investment performance of those accounts. Accordingly, if our assets under management decline as a result of market depreciation, our revenues and net income will also decline. In addition, such a decline could cause our clients to withdraw their funds in favor of investments believed to offer higher returns or lower risk, which would cause our revenues to decline further.
The value of our assets under management was $157.8 billion as of December 31, 2020. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $111.9 million at our current weighted average fee rate of 71 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts and therefore charge a higher rate of fee, would cause an annualized increase or decrease in our revenues of approximately $144.5 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 92 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $83.0 million at the current weighted average fee rate across all of our separate accounts of 53 basis points.

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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $62.6 million as of December 31, 2020. We invested in certain Artisan Private Funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $6.3 million at December 31, 2020. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $157.8 billion as of December 31, 2020. As of December 31, 2020, approximately 50% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 42% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.
We have not adopted a corporate-level risk management policy to manage exchange rate risk in the assets we manage. Assuming that 42% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $6.6 billion, which would cause an annualized increase or decrease in revenues of approximately $47.0 million at our current weighted average fee rate of 71 basis points.
We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations. In addition, we have revenue arrangements that are denominated in non-U.S. currencies. We do not believe that foreign currency fluctuations materially affect our results of operations.
Interest Rate Risk
We generally invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2020, $25.9 million of our available cash was invested in money market funds that invested solely in U.S. Treasuries. Given the current yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2020, there were no borrowings outstanding under the revolving credit agreement.
The strategies managed by our Credit Team, which had $6.3 billion of assets under management as of December 31, 2020, invest in fixed income securities. The values of debt instruments held by the strategy may fall in response to increases in interest rates, which would reduce our revenues. We have considered the potential impact of a 100 basis point movement in market interest rates on the portfolios of the strategies managed by our Credit Team. Based on our analysis, we do not expect that such a change would have a material impact on our revenues or results of operations in the next twelve months.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Artisan Partners Asset Management Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Deferred Tax Assets and Amounts Payable Under Tax Receivable Agreements

As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $482 million at December 31, 2020 while the amount payable under the tax receivable agreements (“TRA”) was $412 million. DTAs are determined by management based upon the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets. The TRAs generally provide for payment of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes or benefits. The cash savings are calculated by comparing the Company’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs. The increase in tax basis, which results in a DTA, as well as the amount and timing of any payments under these agreements, will vary depending on a number of factors, which include the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of the Company’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.

The principal considerations for our determination that performing procedures relating to deferred tax assets and amounts payable under tax receivable agreements is a critical audit matter are (1) the significant audit effort necessary in performing procedures related to the aforementioned factors utilized in the estimate and the assessment of the application of the tax laws, and (2) the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the deferred tax assets and tax receivable agreements. These procedures also included, among others, testing management’s process for estimating the deferred tax assets and amounts payable under tax receivable agreements, including (1) testing the factors to the Company’s estimates, related to the timing of sales or exchanges by the holders of limited partnership units and the price of the Class A common stock at the time of such sales or exchanges, (2) assessing the reasonableness of the factors used in the Company’s estimates, related to the likelihood of the Company having sufficient future taxable income to utilize the deferred tax asset and the tax rate then applicable as well as the portion of the Company’s payments under the TRA constituting imputed interest or depreciable basis or amortizable basis, and (3) testing the impact of sales or exchanges of limited partnership units on the deferred tax asset and amounts payable under tax receivable agreements. Professionals with specialized skill and knowledge were used to assist in testing the estimates and assessing the appropriateness of the application of the tax laws related to evaluating whether the sales or exchanges of partnership units are taxable.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2021

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	At December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$154,987	$134,621
Accounts receivable	99,888	81,868
Investment securities	3,656	23,878
Prepaid expenses	10,820	9,589
Property and equipment, net	35,874	39,495
Operating lease assets	79,304	87,155
Restricted cash	629	629
Deferred tax assets	482,061	435,897
Other	6,942	3,099
Assets of consolidated investment products
Cash and cash equivalents	43,834	9,005
Accounts receivable and other	3,587	1,647
Investment assets, at fair value	230,380	106,736
Total assets	$1,151,962	$933,619
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$24,727	$19,926
Accrued incentive compensation	12,924	16,159
Operating lease liabilities	92,671	101,154
Borrowings	199,284	199,103
Amounts payable under tax receivable agreements	412,468	375,324
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	109,362	34,156
Investment liabilities, at fair value	15,731	6,186
Total liabilities	$867,167	$752,008
Commitments and contingencies
Redeemable noncontrolling interests	93,753	43,110
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 63,131,007 and 56,429,825 shares outstanding at December 31, 2020 and December 31, 2019, respectively)	631	564
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 4,457,958 and 7,803,364 shares outstanding at December 31, 2020 and December 31, 2019, respectively)	45	78
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 10,983,145 and 13,568,665 shares outstanding at December 31, 2020 and December 31, 2019, respectively)	110	136
Additional paid-in capital	107,738	89,149
Retained earnings	72,944	44,455
Accumulated other comprehensive income (loss)	(991)	(1,425)
Total Artisan Partners Asset Management Inc. stockholders’ equity	180,477	132,957
Noncontrolling interests - Artisan Partners Holdings	10,565	5,544
Total stockholders’ equity	$191,042	$138,501
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,151,962	$933,619

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Management fees	$884,902	$794,338	$825,679
Performance fees	14,665	4,614	2,956
Total revenues	$899,567	$798,952	$828,635
Operating Expenses
Compensation and benefits	435,818	400,456	413,166
Distribution, servicing and marketing	24,312	23,170	26,561
Occupancy	21,922	23,319	18,700
Communication and technology	38,138	39,499	37,164
General and administrative	21,053	29,053	28,103
Total operating expenses	541,243	515,497	523,694
Total operating income	358,324	283,455	304,941
Non-operating income (expense)
Interest expense	(10,804)	(11,054)	(11,223)
Net investment gain (loss) of consolidated investment products	26,147	10,084	5,721
Other investment gain (loss)	305	6,338	2,098
Net gain (loss) on the tax receivable agreements	(4,674)	(19,557)	251
Total non-operating income (expense)	10,974	(14,189)	(3,153)
Income before income taxes	369,298	269,266	301,788
Provision for income taxes	60,795	27,809	47,598
Net income before noncontrolling interests	308,503	241,457	254,190
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	81,079	80,055	91,054
Less: Net income attributable to noncontrolling interests - consolidated investment products	14,807	4,866	4,827
Net income attributable to Artisan Partners Asset Management Inc.	$212,617	$156,536	$158,309

Basic earnings per share	$3.40	$2.65	$2.84
Diluted earnings per share	$3.40	$2.65	$2.84
Basic weighted average number of common shares outstanding	55,633,529	51,127,929	48,862,435
Diluted weighted average number of common shares outstanding	55,637,922	51,127,929	48,862,435
Dividends declared per Class A common share	$3.39	$3.39	$3.19

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income before noncontrolling interests	$308,503	$241,457	$254,190
Other comprehensive income (loss)
Foreign currency translation gain (loss)	732	732	(1,002)
Total other comprehensive income (loss)	732	732	(1,002)
Comprehensive income	309,235	242,189	253,188
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	81,376	80,317	90,816
Comprehensive income attributable to noncontrolling interests - consolidated investment products	14,807	4,866	4,827
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$213,052	$157,006	$157,545

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2018	$505	$119	$132	$147,910	$(37,870)	$(873)	$(1,858)	$108,065	$62,581
Net income	—	—	—	—	158,309	—	91,054	249,363	4,827
Other comprehensive income - foreign currency translation	—	—	—	—	—	(717)	(285)	(1,002)	—
Other comprehensive income - available for sale investments, net of tax	—	—	—	—	358	(260)	—	98	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(4,878)	—	(45)	4,923	—	—
Amortization of equity-based compensation	—	—	—	37,589	—	—	15,965	53,554	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,376	—	—	—	4,376	—
Issuance of Class A common stock, net of issuance costs	6	—	—	21,283	—	—	—	21,289	—
Forfeitures and employee/partner terminations	5	(20)	15	—	—	—	—	—	—
Issuance of restricted stock awards	15	—	—	(15)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(1,742)	—	—	(820)	(2,564)	—
Exchange of subsidiary equity	12	(7)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(6)	—	(21,472)	—	—	—	(21,478)	—
Capital contributions, net	—	—	—	—	—	—	—	—	46,572
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(79,631)
Distributions	—	—	—	—	—	—	(103,434)	(103,434)	—
Dividends	—	—	—	(85,498)	(82,180)	—	(102)	(167,780)	—
Balance at December 31, 2018	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349
Net income	—	—	—	—	156,536	—	80,055	236,591	4,866
Other comprehensive income - foreign currency translation	—	—	—	—	—	521	211	732	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,533)	—	(51)	3,584	—	—
Amortization of equity-based compensation	—	—	—	31,268	—	—	11,827	43,095	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,716	—	—	—	2,716	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,470)	—	—	(607)	(2,078)	—
Exchange of subsidiary equity	14	(8)	(6)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	3,895
Distributions	—	—	—	—	—	—	(94,842)	(94,842)	—
Dividends	—	—	—	(37,353)	(150,698)	—	(127)	(188,178)	—
Balance at December 31, 2019	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity, continued
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2020	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	212,617	—	81,079	293,696	14,807
Other comprehensive income - foreign currency translation	—	—	—	—	—	623	109	732	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,544)	—	(189)	2,733	—	—
Amortization of equity-based compensation	—	—	—	28,801	—	—	8,226	37,027	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	14,740	—	—	—	14,740	—
Issuance of Class A common stock, net of issuance costs	18	—	—	62,696	—	—	—	62,714	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	41	(15)	(26)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	38,277
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(85,805)	(85,805)	—
Dividends	—	—	—	(18,772)	(184,128)	—	(106)	(203,006)	—
Balance at December 31, 2020	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income before noncontrolling interests	$308,503	$241,457	$254,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,625	6,233	5,668
Deferred income taxes	27,990	7,356	24,863
Asset impairment	871	2,107	—
Noncash lease expense	(1,499)	1,533	4,086
Net investment (gain) loss on nonconsolidated seed investment securities	(160)	(5,101)	(688)
Net (gain) loss on the tax receivable agreements	4,674	19,557	(251)
(Gain) loss on disposal of property and equipment	5	275	18
Amortization of debt issuance costs	422	463	457
Share-based compensation	37,027	43,095	53,554
Net investment (gain) loss of consolidated investment products	(26,147)	(10,084)	(5,721)
Purchase of investments by consolidated investment products	(191,274)	(123,366)	(643,548)
Proceeds from sale of investments by consolidated investment products	137,561	75,468	611,117
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(18,020)	(14,178)	9,002
Prepaid expenses and other assets	(6,110)	1,031	(2,275)
Accounts payable and accrued expenses	1,622	6,881	10,027
Net change in operating assets and liabilities of consolidated investment products	36,587	40,066	12,823
Net cash provided by operating activities	318,677	292,793	333,322
Cash flows from investing activities
Acquisition of property and equipment	(2,049)	(3,498)	(2,834)
Leasehold improvements	(1,050)	(14,286)	(11,007)
Proceeds from sale of investment securities	24,001	288	—
Purchase of investment securities	(2,150)	(10)	(500)
Net cash provided by (used in) investing activities	18,752	(17,506)	(14,341)

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows (continued)
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from financing activities	2020	2019	2018
Partnership distributions	(85,805)	(94,842)	(103,434)
Dividends paid	(203,006)	(188,178)	(167,780)
Payment of debt issuance costs	—	(366)	—
Proceeds from issuance of notes payable	—	50,000	—
Principal payments on notes payable	—	(50,000)	—
Payment under the tax receivable agreements	(26,943)	(24,998)	(36,111)
Net proceeds from issuance of common stock	63,027	—	21,478
Payment of costs directly associated with the issuance of Class A common stock	(227)	—	(166)
Purchase of equity and subsidiary equity	(63,027)	—	(21,478)
Taxes paid related to employee net share settlement	(4,530)	(2,078)	(2,564)
Capital contributions to consolidated investment products, net	38,277	3,895	46,572
Net cash used in financing activities	(282,234)	(306,567)	(263,483)
Net increase (decrease) in cash, cash equivalents and restricted cash	55,195	(31,280)	55,498
Net cash impact of deconsolidation of consolidated investment products	—	—	(39,759)
Cash, cash equivalents and restricted cash
Beginning of period	144,255	175,535	159,796
End of period	$199,450	$144,255	$175,535

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$154,987	$134,621	$160,463
Restricted cash	629	629	629
Cash and cash equivalents of consolidated investment products	43,834	9,005	14,443
Cash, cash equivalents and restricted cash	$199,450	$144,255	$175,535

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$77,756	$35,999	$24,679
Establishment of amounts payable under tax receivable agreements	64,087	30,967	20,303
Increase in investment securities due to deconsolidation of consolidated investment products	1,469	946	11,381
Operating lease assets obtained in exchange for operating leases	3,425	4,162	—
Cash paid for:
Interest on borrowings	$10,255	$10,649	$10,694
Income tax	35,484	18,593	20,731

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2020, APAM held approximately 80% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC, controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to traditional separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”), Artisan Partners Global Funds plc (“Artisan Global Funds”), and Artisan sponsored private funds (“Artisan Private Funds”). Artisan Funds are a series of open-end, diversified mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS funds.
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

From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of December 31, 2020, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and three Artisan Private Funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Operating segments
Artisan operates in one segment, the investment management industry. Artisan provides investment management services to separate accounts, mutual funds and other pooled investment vehicles. Management assesses the financial performance of these vehicles on a combined basis.
Cash and cash equivalents
Artisan defines cash and cash equivalents as money market funds and other highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost, which approximates fair value due to the short-term nature and liquidity of these financial instruments. For disclosure purposes, cash equivalents are categorized as Level 1 in the fair value hierarchy. Cash and cash equivalents are subject to credit risk and were primarily maintained in demand deposit accounts with financial institutions or treasury money market funds. Interest and dividends related to cash and cash equivalents is recorded in other investment gain (loss) in the Consolidated Statements of Operations.
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
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment advisory fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2020, 2019 and 2018.
Investment securities
Investment securities consist of nonconsolidated investments in shares of Artisan Funds, Artisan Global Funds, and Artisan Private Funds. Investments provide exposure to various risks, including price risk (the risk of a potential future decline in value of the investment) and foreign currency risk. Investments are carried at fair value based on net asset values as of the valuation date.
Realized and unrealized gains (losses) on nonconsolidated investment securities are recorded in other investment gain (loss) in the Consolidated Statements of Operations. Dividend income from these investments is recognized when earned and is also included in other investment gain (loss).
Property and equipment
Property and equipment are carried at cost, less accumulated depreciation. Depreciation is generally recognized on a straight-line basis over the estimated useful lives of the respective assets or the remaining lease term, whichever is shorter. The estimated useful lives of property and equipment as of December 31, 2020 are as follows:

Property and Equipment Type	Useful Life
Computers and equipment	Five years
Computer software	Three to Five years
Furniture and fixtures	Seven years
Leasehold improvements	Two to 14 years

Implementation costs incurred to develop or obtain internal-use software, including hosting arrangements, are capitalized and expensed on a straight-line basis over either the estimated useful life of the respective software or the term of the hosting arrangement.
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
Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Operating lease assets are recognized at the lease commencement date based on the present value of lease payments over the lease term, adjusted for prepaid rent and the remaining balance of lease incentives received. Artisan's lease agreements generally do not provide an implicit interest rate, and therefore the present value calculation uses Artisan's estimated incremental borrowing rate. A market-based approach is used to estimate the incremental borrowing rate for each individual lease using observable market interest rates and Artisan specific inputs. The lease terms include periods covered by options to extend or exclude periods covered by options to terminate the lease when it is reasonably certain that Artisan will exercise that option.
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
Investment assets and liabilities of consolidated investment products
Investment assets and liabilities of consolidated investment products primarily consist of equity securities, fixed income securities and options. The carrying value of the investment assets and liabilities is also their fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. Equity securities are generally valued based upon closing market prices of the security on the principal exchange on which the security is traded. Fixed income securities include corporate bonds, convertible bonds and bank loans. Fixed income securities are generally valued based on the judgment of pricing vendors. Derivative assets and liabilities are generally comprised of put and call options on securities or indices. Put and call options are valued at the mid price (average of the bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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
Revenue recognition
Artisan’s investment advisory revenue is derived from contracts with customers in the form of investment management fees and performance fees.
Investment Management Fees
Investment management fees are generally computed as a percentage of assets under management and are recognized as revenue at the end of each distinct service period. Fees for providing investment advisory services are computed and billed in accordance with the underlying investment management agreements, which is generally on a monthly or quarterly basis. Investment management fees are presented net of cash rebates and expense reimbursements pursuant to contractual expense limitations of certain funds.

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
Revenue Recognition
Artisan accounts for asset management services as a single performance obligation that is satisfied over time, using a time-based measure of progress to recognize revenue. Customer consideration is variable due to the uncertainty of the value of assets under management during each distinct service period. At the end of each period, Artisan records revenue for the actual amount of investment management fees earned for that period because the uncertainty has been resolved.
Performance fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to performance fees is constrained until the end of each measurement period. At the end of the measurement period, revenue is recorded for the actual amount of performance fees earned during that period because the uncertainty has been resolved. For performance fees with annual measurement periods, revenue recognized in the current period relates to performance obligations that were partially satisfied in prior periods.
Customer Rebates and Expense Reimbursements
Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain funds to not more than a fixed percentage of the funds’ average daily net assets. Artisan may also contractually agree to pay fee rebates to certain investors in Artisan Global Funds. Artisan accounts for all reimbursements and rebates as a reduction of the transaction price (and, hence, of revenue) because the billing adjustments and payments represent consideration payable to customers and Artisan does not receive any distinct goods or services from the customers in exchange.
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
Distribution, servicing and marketing fees paid by Artisan are presented as an operating expense as Artisan is the principal in its role as the primary obligor related to these services. Fees paid were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Fees paid with respect to Artisan Funds	$21,320	$20,096	$22,822
Fees paid with respect to Global Funds	595	424	1,002
Other marketing expenses	2,397	2,650	2,737
Total distribution, servicing and marketing	$24,312	$23,170	$26,561
Accrued fees to intermediaries were $4.2 million and $3.3 million as of December 31, 2020 and 2019, respectively, and are included in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition.

Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2020, 2019 and 2018. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
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
Recent accounting pronouncements
Accounting standards adopted as of January 1, 2020
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs will be expensed over the term of the hosting arrangement. The Company adopted the new guidance on January 1, 2020. The Company capitalized $1.3 million of software implementation costs and recorded $0.1 million of related amortization expense during the year ended December 31, 2020.

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

	As of December 31, 2020	As of December 31, 2019
Investments in equity securities	$2,807	$7,543
Investments in equity securities accounted for under the equity method	849	16,335
Total investment securities	$3,656	$23,878
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. Unrealized gains on investment securities held as of December 31, 2020, 2019 and 2018 were $0.7 million, $5.0 million, and $0.7 million, respectively.
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2020 and 2019:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market funds	$25,855	$—	$25,855	$—	$—
Equity securities	3,656	57	3,599	—	—

December 31, 2019
Assets
Money market funds	$30,673	$—	$30,673	$—	$—
Equity securities	23,878	15,068	8,810	—	—
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
Artisan’s borrowings consist of the following as of December 31, 2020 and 2019:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $207.7 million as of December 31, 2020. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Senior notes - On August 16, 2019, Holdings issued $50 million of 4.53% Series E senior notes and used the proceeds to repay the $50 million of 5.32% Series B senior notes that matured on August 16, 2019.
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
As of and for the year-ended December 31, 2020, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of December 31, 2020.
Interest expense incurred on the unsecured notes and revolving credit agreement was $10.3 million, $10.5 million, and $10.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2021	$—
2022	90,000
2023	—
2024	—
2025	60,000
Thereafter	50,000
Total	$200,000

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
As of December 31, 2020, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and three Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $59.0 million.

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
Management and performance fees earned from CIPs are eliminated from revenue upon consolidation. See Note 17, “Related Party Transactions” for additional information on management and performance fees earned from CIPs.
Third-party investors’ ownership interest in CIPs is presented as redeemable noncontrolling interests in the Consolidated Statements of Financial Condition as third-party investors have the right to withdraw their capital, subject to certain conditions. Net income attributable to third-party investors is reported as net income attributable to noncontrolling interests - consolidated investment products in the Consolidated Statements of Operations.
During the year ended December 31, 2020, the Company determined that it no longer had a controlling financial interest in one sub-fund of Artisan Global Funds as a result of third party capital contributions. Upon loss of control, the VIE was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s Consolidated Statements of Financial Condition. There was no net impact to the Consolidated Statements of Operations for the year ended December 31, 2020. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value. Upon deconsolidation, Artisan's $1.5 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities in the Company's Consolidated Statements of Financial Condition.
As of December 31, 2020, Artisan held direct equity investments of $0.8 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
Fair Value Measurements - Consolidated Investment Products
The carrying value of CIPs’ investments is also their fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. Derivative assets and liabilities are generally comprised of put and call options on securities and indices. Put and call options are valued at the mid price (average of bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange.

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2020 and 2019:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market funds	$7,822	$7,822	$—	$—
Equity securities - long position	83,960	83,027	933	—
Fixed income instruments - long position	133,518	—	133,518	—
Derivative assets	12,902	12,902	—	—

Liabilities
Fixed income instruments - short position	$14,978	$—	$14,978	$—
Derivative liabilities	753	566	187	—

December 31, 2019
Assets
Money market funds	$5,005	$5,005	$—	$—
Equity securities - long position	9,933	9,933	—	—
Fixed income instruments - long position	96,681	—	96,681	—
Derivative assets	122	22	100	—

Liabilities
Fixed income instruments - short position	$6,005	$—	$6,005	$—
Derivative liabilities	181	—	181	—

CIP balances included in the Company's consolidated statements of financial condition were as follows:

	As of December 31, 2020	As of December 31, 2019
Net CIP assets included in the table above	$222,471	$105,555
Net CIP assets not included in the table above	(69,763)	(28,509)
Total Net CIP assets	152,708	77,046
Less: redeemable noncontrolling interests	93,753	43,110
Artisan’s direct equity investment in CIPs	$58,955	$33,936

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2020, APAM held approximately 80% of the equity ownership interests in Holdings.
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

For the years ended December 31, 2020, 2019 and 2018, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2018	50,463,126	25,106,719	75,569,845	67%
Issuance of APAM Restricted Shares, Net (1)	1,440,282	—	1,440,282	—%
2018 Follow-On Offering	644,424	(644,424)	—	1%
Holdings Common Unit Exchanges	1,590,611	(1,590,611)	—	2%
Forfeitures from Employee Terminations (1)	(67,255)	—	(67,255)	—%
Balance at December 31, 2018	54,071,188	22,871,684	76,942,872	70%
Issuance of APAM Restricted Shares, Net (1)	876,271	—	876,271	—%
Holdings Common Unit Exchanges	1,499,655	(1,499,655)	—	3%
Forfeitures from Employee Terminations (1)	(17,289)	—	(17,289)	—%
Balance at December 31, 2019	56,429,825	21,372,029	77,801,854	73%
Issuance of APAM Restricted Shares, Net(1)	789,114	—	789,114	—%
Delivery of Shares Underlying RSUs(1)	24,233	—	24,233	—%
2020 Follow-On Offering	1,802,326	(1,802,326)	—	2%
Holdings Common Unit Exchanges	4,128,600	(4,128,600)	—	5%
Forfeitures from Employee Terminations (1)	(43,091)	—	(43,091)	—%
Balance at December 31, 2020	63,131,007	15,441,103	78,572,110	80%
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Years Ended December 31,
	2020	2019
Additional paid-in capital	$(2,544)	$(3,533)
Noncontrolling interests - Artisan Partners Holdings	2,733	3,584
Accumulated other comprehensive income (loss)	(189)	(51)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $4.3 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of December 31, 2020 and 2019, respectively:

		Outstanding
	Authorized	December 31, 2020	December 31, 2019	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	63,131,007	56,429,825	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	4,457,958	7,803,364	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	10,983,145	13,568,665	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2020, Artisan’s employees held 5,183,747 restricted shares of Class A common stock and all 4,457,958 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2020, 2019 and 2018:

Type of Dividend	Class of Stock	For the Years Ended December 31,
		2020	2019	2018
Quarterly	Common Class A	$2.79	$2.36	$2.40
Special Annual	Common Class A	$0.60	$1.03	$0.79

The following table summarizes APAM’s stock transactions for the years ended December 31, 2020, 2019 and 2018:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2018	75,569,845	50,463,126	11,922,192	13,184,527
2018 Follow-On Offering	—	644,424	(644,424)	—
Holdings Common Unit Exchanges	—	1,590,611	(606,066)	(984,545)
Restricted Share Award Grants	1,517,724	1,517,724	—	—
Restricted Share Award Net Share Settlement	(77,442)	(77,442)	—	—
Employee/Partner Terminations	(67,255)	(67,255)	(2,026,453)	2,026,453
Balance at December 31, 2018	76,942,872	54,071,188	8,645,249	14,226,435
Holdings Common Unit Exchanges	—	1,499,655	(841,885)	(657,770)
Restricted Share Award Grants	959,000	959,000	—	—
Restricted Share Award Net Share Settlement	(82,729)	(82,729)	—	—
Employee/Partner Terminations	(17,289)	(17,289)	—	—
Balance at December 31, 2019	77,801,854	56,429,825	7,803,364	13,568,665
2020 Follow-On Offering	—	1,802,326	(1,777,326)	(25,000)
Holdings Common Unit Exchanges	—	4,128,600	(1,535,275)	(2,593,325)
Delivery of Shares Underlying RSUs	24,233	24,233	—	—
Restricted Share Award Grants	916,085	916,085	—	—
Restricted Share Award Net Share Settlement	(126,971)	(126,971)	—	—
Employee/Partner Terminations	(43,091)	(43,091)	(32,805)	32,805
Balance at December 31, 2020	78,572,110	63,131,007	4,457,958	10,983,145
(1) There were 304,570, 297,891, and 246,581 restricted stock units outstanding at December 31, 2020, 2019, and 2018, respectively. In addition, there were 60,000 performance share units outstanding at December 31, 2020. Based on the current status of the market and performance conditions, the 60,000 unvested performance share units would ultimately result in the issuance of 90,000 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Holdings Partnership Distributions to Limited Partners	$85,805	$94,842	$103,434
Holdings Partnership Distributions to APAM	270,044	226,245	217,396
Total Holdings Partnership Distributions	$355,849	$321,087	$320,830
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Management fees
Artisan Funds	$503,642	$452,504	$487,041
Artisan Global Funds	33,531	32,332	35,007
Separate accounts(1)	347,729	309,502	303,631
Performance fees
Separate accounts(1)	14,650	4,614	2,956
Artisan Global Funds	15	—	—
Total revenues(2)	$899,567	$798,952	$828,635
(1) Separate account revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, which includes traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table.
The following table presents the balances of receivables related to contracts with customers:

	December 31, 2020	December 31, 2019
Customer
Artisan Funds	$5,227	$6,703
Artisan Global Funds	4,473	3,588
Separate accounts	87,971	69,413
Total receivables from contracts with customers	$97,671	$79,704
Non-customer receivables	2,217	2,164
Accounts receivable	$99,888	$81,868
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
Artisan had no other contract assets or liabilities from contracts with customers as of December 31, 2020 and 2019.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Years Ended December 31,
	2020	2019	2018
Salaries, incentive compensation and benefits (1)	$399,325	$358,339	$360,287
Restricted share-based award compensation expense	36,493	42,117	52,879
Total compensation and benefits	$435,818	$400,456	$413,166
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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 4,634,924 shares of Class A common stock were reserved and available for issuance under the Plan as of December 31, 2020.During the year ended December 31, 2020, Artisan granted 916,085 restricted stock awards, 3,370 restricted stock units, and 60,000 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2020 grant is expected to be approximately $34.0 million.
The following tables summarize the restricted share-based award activity for the years ended December 31, 2020, 2019 and 2018:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2018	$38.79	4,013,986
Granted	39.32	1,518,974
Forfeited	36.09	(67,255)
Vested	44.50	(787,248)
Unvested at January 1, 2019	$38.04	4,678,457
Granted	22.92	963,000
Forfeited	34.61	(17,289)
Vested	39.21	(618,746)
Unvested at January 1, 2020	$35.00	5,005,422
Granted	33.80	919,455
Forfeited	30.92	(43,091)
Vested	32.59	(588,144)
Unvested at December 31, 2020	$35.09	5,293,642

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2020	$—	—
Granted	52.45	60,000
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2020	$52.45	60,000
Based on the current status of the market and performance conditions, the 60,000 unvested performance share units would ultimately result in the issuance of 90,000 shares of Class A common stock if all other vesting conditions were met.
The aggregate vesting date fair value of awards that vested during the years ended December 31, 2020, 2019 and 2018 was approximately $21.0 million, $15.9 million, and $25.8 million, respectively. The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of December 31, 2020 was $76.4 million with a weighted average recognition period of 3.1 years remaining. The unrecognized compensation expense for the unvested performance share units as of December 31, 2020 was $2.3 million with a weighted average recognition period of 3.2 years remaining.
During the years ended December 31, 2020 and 2019, the Company withheld a total of 126,971 and 82,729 restricted shares, respectively, and paid $4.5 million and $2.1 million, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$24,116	$13,609	$18,247
State and local	8,174	6,315	3,993
Foreign	515	529	495
Total	32,805	20,453	22,735
Deferred:
Federal	27,110	22,310	22,218
State and local	880	(14,954)	2,645
Total	27,990	7,356	24,863
Income tax expense	$60,795	$27,809	$47,598

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax effect	3.1	2.8	2.1
Excess tax benefits on share-based compensation	(1.1)	(0.7)	(0.4)
Rate benefit from the flow through entity	(5.5)	(6.7)	(6.7)
Change in state tax rate	(1.1)	(6.8)	—
Unrecognized tax benefits	0.2	0.6	—
Other	(0.1)	0.1	(0.2)
Effective tax rate	16.5%	10.3%	15.8%

The effective tax rate includes a rate benefit attributable to the fact that, for the years ended December 31, 2020, 2019 and 2018, approximately 24%, 31% and 33%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also reduced in the years ended December 31, 2019, and 2020 due to the remeasurement of existing deferred tax assets resulting from an increase in Artisan's state deferred income tax rates. The effective tax rate was also lower than the statutory rate due to dividends paid on unvested share-based awards.
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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2020 and 2019 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under Tax Receivable Agreements
December 31, 2018	$404,715	$369,355
2019 Holdings Common Unit Exchanges	13,424	11,410
Amortization	(31,872)	—
Payments under TRAs (1)	—	(24,998)
Change in estimate (2)	21,873	19,557
December 31, 2019	$408,140	$375,324
2020 Follow-On Offering	21,424	18,211
2020 Holdings Common Unit Exchanges	48,474	41,203
Amortization	(34,686)	—
Payments under TRAs (1)	—	(26,943)
Change in estimate (2)	3,602	4,673
December 31, 2020	$446,954	$412,468
(1) Interest payments of $60 thousand and $78 thousand were paid in addition to these TRA payments for the years ended December 31, 2020 and 2019, respectively.
(2) Included in these totals are adjustments to the deferred tax assets for changes in the state deferred enacted tax rates of $3.7 million and $17.2 million for the years ended December 31, 2020 and 2019, respectively.

Net deferred tax assets comprise the following:

	As of December 31, 2020	As of December 31, 2019
Deferred tax assets:
Amortizable basis (1)	$446,954	$408,140
Other (2)	35,107	27,757
Total deferred tax assets	482,061	435,897
Less: valuation allowance (3)	—	—
Net deferred tax assets	$482,061	$435,897
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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The change in the Company’s gross unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	For the Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,667	$—	$—
Additions for tax positions of prior years	1,187	1,667	—
Reductions for tax positions of prior years	(613)	—	—
Tax positions related to the current year	216	—	—
Settlements with taxing authorities	(1,372)	—	—
Expirations of statute of limitations	—	—	—
Balance at end of year	$1,085	$1,667	$—
If recognized, $0.7 million and $1.6 million of the benefits recorded as of December 31, 2020 and 2019, respectively, would favorably impact the effective tax rate in future periods. The total amount of unrecognized tax benefits is currently not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.2 million and $0.3 million as of December 31, 2020 and 2019, respectively, and is excluded from the unrecognized tax benefits total above. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company's Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2020, U.S. federal income tax returns filed for the years 2017 through 2019 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2016 to 2019.

Note 12. Earnings Per Share
The computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
Basic and Diluted Earnings Per Share	2020	2019	2018
Numerator:
Net income attributable to APAM	$212,617	$156,536	$158,309
Less: Allocation to participating securities	23,268	21,154	19,447
Net income available to common stockholders	$189,349	$135,382	$138,862
Denominator:
Basic weighted average shares outstanding	55,633,529	51,127,929	48,862,435
Dilutive effect of nonparticipating equity awards	4,393	—	—
Diluted weighted average shares outstanding	55,637,922	51,127,929	48,862,435
Earnings per share - Basic	$3.40	$2.65	$2.84
Earnings per share - Diluted	$3.40	$2.65	$2.84
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

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Years Ended December 31,
Anti-Dilutive Weighted Average Shares Outstanding	2020	2019	2018
Holdings limited partnership units	17,885,335	21,827,809	23,351,440
Unvested restricted share-based awards	5,313,466	5,026,357	4,813,895
Total	23,198,801	26,854,166	28,165,335

Note 13. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2020, 2019 and 2018 were $7.8 million, $7.2 million and $6.9 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.
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
Expense related to the plan for the years ended December 31, 2020, 2019 and 2018 was $1.6 million, $0.9 million and $0.5 million, respectively, and is included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2020 and 2019 for the plan was $1.5 million and $0.9 million, respectively.

Note 14. Indemnifications
In the normal course of business, APAM enters into agreements that include indemnities in favor of third parties. Holdings has also agreed to indemnify APAM as its general partner, Artisan Investment Corporation (“AIC”) as its former general partner, the directors and officers of APAM, the directors and officers of AIC as its former general partner, the members of its former Advisory Committee, and its partners, directors, officers, employees and agents. Holdings’ subsidiaries may also have similar agreements to indemnify their respective general partner(s), directors, officers, directors and officers of their general partner(s), partners, members, employees, and agents. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. APAM maintains insurance policies that may provide coverage against certain claims under these indemnities.

Note 15. Property and Equipment
The composition of property and equipment at December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
Computers and equipment	$6,768	$7,105
Computer software	5,377	4,112
Furniture and fixtures	12,267	11,780
Leasehold improvements	49,038	48,119
Total Cost	$73,450	$71,116
Less: Accumulated depreciation	(37,576)	(31,621)
Property and equipment, net of accumulated depreciation	$35,874	$39,495
Depreciation expense totaled $6.5 million, $6.8 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16. Leases
Operating lease expense was as follows:

		For the Years Ended December 31,
Lease Type	Classification	2020	2019
Parking leases	Compensation and benefits	$520	$519
Office leases (1)	Occupancy	14,991	15,931
Variable lease cost (2)	Occupancy	135	118
Short-term lease cost (2)	Occupancy	343	369
Sublease income	Occupancy	(429)	(286)
Office equipment leases	Communication and technology	281	305
Total operating lease expense		$15,841	$16,956
(1) Office lease expense includes impairment charges of $0.9 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively, related to the abandonment of a leased office space, as discussed below.

(2) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
During the years ended December 31, 2020 and 2019, the Company recognized asset impairment losses of $0.9 million and $2.1 million, respectively, related to the abandonment of a leased office location. The losses are recorded in occupancy expense based on the present value of expected future cash flows. The $0.9 million impairment loss incurred for the year ended December 31, 2020 consists entirely of a lease asset impairment and the $2.1 million impairment loss incurred for the year ended December 31, 2019 consists of a $1.5 million lease asset impairment and a $0.6 million property impairment.
Operating lease expense was $13.9 million for the year ended December 31, 2018 under ASC Topic 840.
The table below presents the maturity of operating lease liabilities:

As of December 31, 2020
2021	$16,749
2022	15,375
2023	13,800
2024	13,495
2025	13,450
Thereafter	37,026
Total undiscounted lease payments	109,895
Adjustment to discount to present value	(17,224)
Operating lease liabilities	$92,671
As of December 31, 2020, there were not any leases that were signed but not yet commenced, and none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Years Ended December 31,
	2020	2019
Weighted average discount rate	4.6%	4.7%
Weighted average remaining lease term	7.4 years	8.1 years
Operating cash flows for operating leases	16,546	14,183
Note 17. Related Party Transactions
Several of the current executive officers and directors of APAM, or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.

Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At December 31, 2020 and 2019, accounts receivables included $2.0 million and $0.9 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.625% to 1.05%. Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.88% to 1.50%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
Artisan Funds	2020	2019	2018
Investment advisory fees (Gross of expense reimbursements)	$504,204	$452,895	$487,460
Expense reimbursements	$562	$391	$419
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Global Funds	2020	2019	2018
Investment advisory fees (Gross of expense reimbursements)	$33,786	$32,577	$35,070
Elimination of fees from consolidated investment products (1)	(58)	(67)	(62)
Consolidated investment advisory fees (Gross of expense reimbursements)	$33,728	$32,510	$35,008

Expense reimbursements	$515	$514	$386
Elimination of expense reimbursements from consolidated investment products (1)	(333)	(336)	(385)
Consolidated expense reimbursements	$182	$178	$1
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

Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Private Funds	2020	2019	2018
Investment advisory fees (Gross of expense reimbursements)	$7,570	$3,253	$1,298
Elimination of fees from consolidated investment products (1)	(1,084)	(369)	(286)
Consolidated investment advisory fees (Gross of expense reimbursements)	$6,486	$2,884	$1,012

Expense reimbursements	$405	$219	$206
Elimination of expense reimbursements from consolidated investment products (1)	(258)	(114)	(206)
Consolidated expense reimbursements	$147	$105	$—
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 18. Geographic Information
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. Revenues by geographic location based on client domicile for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
U.S.	$748,327	$666,650	$698,994
Non-U.S.	151,240	132,302	129,641
Total revenues	$899,567	$798,952	$828,635

The following table sets forth Artisan’s long-lived assets by geographic area, which consist of net property and equipment and operating lease assets:

	As of December 31,
	2020	2019
U.S.	$111,171	$121,146
Non-U.S.	4,007	5,504
Total long-lived assets	$115,178	$126,650

Note 19. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.

Note 20. Subsequent Events
Long-term incentive awards
During the first quarter of 2021, the board of directors of APAM approved the grant of $79.4 million of long-term incentive awards consisting of $44.4 million of restricted share-based awards and $35.0 million of long-term cash awards to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. The grant will be effective March 1, 2021. Compensation expense associated with these awards will be recognized on a straight-line basis over the requisite service period, which is generally five years. Expense for the cash awards will be variable based on the investment returns of the underlying equity investments that are linked to the cash awards.
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 2, 2021, a distribution by Artisan Partners Holdings of $60.4 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective February 2, 2021, a quarterly dividend of $0.97 per share of Class A common stock and a special annual dividend of $0.31 per share of Class A common stock. Both APAM common stock dividends, a total of $1.28 per share, are payable on February 26, 2021 to stockholders of record as of February 12, 2021.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and position of each of our directors at February 14, 2021:

Name	Age	Position
Jennifer A. Barbetta	48	Independent Director
Matthew R. Barger	63	Independent Director
Eric R. Colson	51	Chief Executive Officer and Chairman of the Board
Tench Coxe	63	Independent Director
Stephanie G. DiMarco	63	Independent Director
Jeffrey A. Joerres	61	Independent Director
Andrew A. Ziegler	63	Lead Independent Director

Ms. Barbetta has served on our board of directors and on the Nominating and Corporate Governance Committee since October of 2020. She is currently a senior managing director and chief operating officer at Starwood Capital Group. Prior to joining Starwood in 2019, she was a partner and managing director at Goldman Sachs. Ms. Barbetta spent more than 24 years at Goldman Sachs where she served in a variety of leadership roles within Goldman Sachs Asset Management. She currently serves on the board of directors of Queen’s Gambit Growth Capital, on the Dean’s Advisory Council for the Villanova School of Business and the Emeritus Board of the Point Foundation. With over 24 years of experience serving in a number of roles at Goldman Sachs, Ms. Barbetta has amassed substantial experience in the investment management industry. Ms. Barbetta brings strong leadership skills as well as deep knowledge of operational and strategic matters to the Board.
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
Mr. Colson has been chief executive officer and a director of Artisan Partners Asset Management since March 2011 and has served as chairman of the board of directors since August 1, 2015. Mr. Colson also served as president of Artisan Partners Asset Management from March 2011 to January 2021. He has been a director of Artisan Partners Funds, Inc. since November 2013. Mr. Colson has served as chief executive officer of Artisan Partners since January 2010. Before serving as Artisan Partners’ chief executive officer, Mr. Colson served as chief operating officer for investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the firm in January 2005. Mr. Colson's experience as our chief executive officer makes him well qualified to serve both as a director and as chairman of the board. Our board of directors values his substantial experience in the investment management industry and his extensive knowledge of our business.
Mr. Coxe has served on our board of directors since February of 2013 and currently serves on the Compensation Committee and Nominating and Corporate Governance Committee. He was a managing director of Sutter Hill Ventures from 1989 through December 2020 and joined that firm in 1987 following his tenure with Digital Communications Associates in Atlanta. Prior to that, Mr. Coxe worked with Lehman Brothers in New York City, where he was a corporate finance analyst specializing in mergers and acquisitions as well as debt and equity financing. Mr. Coxe was a member of Artisan Partners Holdings’ advisory committee from January 1995 to the completion of our initial public offering in March 2013. He currently serves on the board of directors of Nvidia Corporation and is a former director of Mattersight Corporation and PINC Solutions. Mr. Coxe’s wide-ranging leadership experience and his experiences with both public and private directorships enable him to provide additional insight to our board of directors and its committees.

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
Mr. Joerres has served on our board of directors since February of 2013. He is currently chair of the Compensation Committee and serves as a member of the Audit Committee. Mr. Joerres was executive chairman and chairman of the board of directors of ManpowerGroup until his retirement in December 2015. From April 1999 until May 2014, he served as chief executive officer of ManpowerGroup. Mr. Joerres currently serves on the boards of directors of ConocoPhillips and Western Union, and is a member of the Committee for Economic Development. He is also past chairman and director of the Federal Reserve Bank of Chicago, a former director of Johnson Controls International plc, and a former trustee of the U.S. Council for International Business. Our board of directors values Mr. Joerres’s global operating and leadership experience and his innovative approach to optimizing human capital. In addition, his substantial experience on public company boards enables him to provide guidance to our Board with respect to the management and operations of a public company.
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
Under the terms of our stockholders agreement, our stockholders committee, which had as of February 19, 2021, the authority to vote approximately 14% of the combined voting power of our capital stock, is required to vote the shares subject to the agreement for the election of each of Mr. Barger and Mr. Colson. Under the agreement, Artisan is required to use its best efforts to elect Mr. Barger and Mr. Colson, which efforts must include soliciting proxies for, and recommending that the Company’s stockholders vote in favor of, the election of each. For more information on the stockholders agreement and stockholders committee see Item 13 of this report.
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

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Jennifer A. Barbetta			X
Matthew R. Barger	X		Chair
Eric R. Colson
Tench Coxe		X	X
Stephanie G. DiMarco	Chair	X
Jeffrey A. Joerres	X	Chair
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

Item 11. Executive Compensation
Compensation Discussion and Analysis
Summary
The core elements of our named executive officers’ compensation are base salary, a performance based cash bonus and performance based equity awards with long-term vesting provisions. For 2020, 93% of our Chief Executive Officer's compensation was performance based. For our other named executive officers, performance based compensation ranged from 85% to 94% of 2020’s total compensation.
The following table shows the elements of compensation paid to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated officers (collectively, the named executive officers) with respect to 2020, 2019 and 2018. The amounts in this table vary from the data and reporting conventions required by SEC rules in the Summary Compensation Table below.

			Performance Based Compensation
				Equity Awards
Name & Principal Position	Year	Salary	Cash Bonus	Standard Grant	Career Grant	Total Direct Compensation	Performance Based as % of Total
Eric R. Colson	2020	$500,000	$5,225,000	$967,319	$967,280	$7,659,599	93%
Chief Executive Officer	2019	500,000	4,750,000	786,750	786,750	6,823,500	93%
	2018	437,500	5,000,000	222,828	222,806	5,883,134	93%
Charles J. Daley, Jr.	2020	300,000	1,950,000	248,877	248,877	2,747,754	89%
Chief Financial Officer	2019	300,000	1,850,000	76,050	76,050	2,302,100	87%
	2018	287,500	1,950,000	57,300	57,300	2,352,100	88%
Jason A. Gottlieb	2020	300,000	2,700,000	967,319	967,280	4,934,599	94%
President	2019	300,000	2,450,000	786,750	786,750	4,323,500	93%
	2018	287,500	2,600,000	458,400	458,400	3,804,300	92%
Sarah A. Johnson	2020	300,000	1,150,000	248,877	248,877	1,947,754	85%
Chief Legal Officer	2019	300,000	1,100,000	76,050	76,050	1,552,100	81%
	2018	287,500	1,150,000	57,300	57,300	1,552,100	81%
Christopher J. Krein	2020	300,000	1,500,000	758,704	531,069	3,089,773	90%
Executive Vice President
2020 business highlights include:
•We onboarded new investment talent and continued to add degrees of investment freedom within existing and new investment strategies.
•Our investment teams continued to generate strong absolute and relative investment returns for clients and investors.
•We recorded our highest ever year-end assets under management due to both strong investment returns and net client cash inflows.
•Our financial results reflect the Company’s strong overall performance in 2020.
2020 Executive Compensation
•Base salaries for 2020 remained unchanged for our named executive officers. The base salary for our Chief Executive Officer was $500,000 and the base salary for all other named executive officers was $300,000.
•2020 performance based cash bonuses paid to the named executive officers were higher than 2019 bonuses, reflecting the increase in average assets under management and the resulting record level of revenues. The 2020 cash bonuses reflect the strong performance of the firm’s management team as they continued to execute on the firm’s strategic initiatives and maintain the firm’s high value added, investments-first culture.

•Equity awards for our named executive officers, which were larger with respect to 2020 than 2019, consisted of the following:
◦Mr. Colson and Mr. Gottlieb were each awarded 28,211 performance share units (PSUs) with respect to 2020. Mr. Krein was awarded 18,808 PSUs with respect to 2020. The PSUs have a three-year performance period beginning January 1, 2021. 50% of the PSUs are eligible for vesting if the recipient remains employed through the performance period. 100% of the PSUs are eligible for vesting if the recipient satisfies the service condition and either (i) the firm’s adjusted operating margin during the performance period exceeds the median for a defined peer group or (ii) the firm’s total shareholder return during the performance period exceeds the median of the peer group. 150% of the PSUs are eligible for vesting if the recipient satisfies the service condition and both the operating margin and total shareholder return performance conditions. At the conclusion of the performance period, the standard PSUs eligible for vesting will vest, and the career PSUs eligible for vesting will be further subject to career vesting terms that, with certain exceptions, means the PSUs will vest only if and when the recipient retires from the firm in accordance with qualifying retirement conditions. The value of the PSUs granted reflected in the table above for each of Mr. Colson, Mr. Gottlieb and Mr. Krein is the grant date fair value calculated in accordance with FASB ASC Topic 718, which is based on satisfying the service condition, achieving the adjusted operating margin condition, and the probable outcome of the total shareholder return performance condition using a Monte Carlo valuation method.
◦Mr. Daley and Ms. Johnson each received an equity award consisting of a 50/50 mix of standard shares and career shares. The standard shares will vest pro-rata over the five years following the date of grant, subject to continued employment. With certain exceptions, the career shares will only vest if and when the recipient retires from the Company in accordance with qualifying retirement conditions.
Compensation Program Features
Our executive compensation program includes the following features that we believe reflect sound corporate pay governance:
•The vast majority of our named executive officers’ total compensation is performance based.
•We do not have employment or other agreements that provide termination benefits outside the context of a change in control.
•After receiving a minimum amount of standard equity, generally one-half of all equity awarded to our named executive officers contains career vesting conditions that, with certain exceptions, means equity will only vest if and when the recipient retires from the Company in accordance with qualifying retirement conditions.
•All of our outstanding unvested equity awards to named executive officers include double-trigger change in control provisions.
•We maintain equity ownership guidelines, pursuant to which our named executive officers are required to hold Company equity equal in value to eight times base salary for the Chief Executive Officer and three times base salary for all other named executive officers.
•Our named executive officers are subject to a clawback policy that permits the board of directors to recover incentive compensation from a named executive officer if his or her fraud or willful misconduct led to a material restatement of financial results.
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
•Attracting, retaining and cultivating top investment talent whose interests are aligned with our clients and stockholders.
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
Prior to 2018, the base salary for all of the firm’s managing directors, including the named executive officers, was $250,000. After reviewing industry and peer practices, the Compensation Committee determined to increase the base salary to $300,000 for all managing directors and to $500,000 for our Chief Executive Officer. The increases for the named executive officers were intended to increase the competitiveness of the base salaries by bringing them closer to the median level of the peer group salary information presented by the Committee’s compensation consultant, McLagan. The base salary increase represented the first ever base salary increase at Artisan for Mr. Colson, Mr. Daley, Mr. Gottlieb and Mr. Krein. No changes were made to the named executive officers' base salaries during 2019 or 2020.
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
The board of directors and management believe that the vast majority of long-term incentive awards, whether granted in equity or cash, should be made to the firm’s most critical employees—its investment professionals—to attract, motivate and retain those individuals and enhance long-term alignment of interests. A consequence of this approach is that there is a limited amount of long-term incentive awards, whether granted in equity or cash, to allocate to non-investment team members, including named executive officers. That is why a relatively small portion of each executive’s annual performance based pay is in the form of equity-based long-term incentive awards. Increasing the amount of equity-based long-term incentive awards made to named executive officers would necessarily decrease the amount of long-term incentives awarded to investment team members.
The equity we grant to our named executive officers is subject to long-term time vesting and/or performance vesting conditions. In addition, generally one-half of all equity awarded to our named executive officers contains career vesting conditions that, with certain exceptions, means equity will only vest if and when the executive retires from the Company in accordance with qualifying retirement conditions. Equity awarded to our named executive officers consists of either restricted stock or performance share units, as described below.

Restricted Stock. Prior to the equity awarded in 2020, all of our named executive officers were granted restricted stock in the form of standard restricted shares and career shares. Our standard restricted shares vest pro-rata over the five years following the date of grant, subject to continued employment. For career shares to vest, both of the following conditions must be met:
•Pro rata time-vesting, under which 20% of the shares become eligible to vest in each of the five years following the year of grant.
•Qualifying retirement, which generally requires that the recipient (i) has been employed by us for at least 10 years at retirement; (ii) has provided, for named executive officers, 18 months' prior written notice of retirement; and (iii) has remained at the Company through the retirement notice period.
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

Performance Share Units (PSUs). Beginning with the equity awarded in 2020, Mr. Colson and Mr. Gottlieb received PSUs in lieu of restricted stock awards. In 2021, Mr. Krein received PSUs in addition to Mr. Colson and Mr. Gottlieb. The PSUs have a three-year performance period, after which achievement of the performance conditions will be assessed by the Compensation Committee.
PSUs will be eligible to vest if the performance conditions are met, as determined by the Compensation Committee after completion of the performance period, as follows:
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
For purposes of the PSU awards, “adjusted operating margin” represents adjusted (non-GAAP) operating margin, if reported by the company. If adjusted operating margin is not reported, GAAP margin is used. If no operating margin is reported, consolidated revenues and consolidated expenses are used to calculate an operating margin. Additional adjustments may be made to the calculation of operating margin by the Compensation Committee at its discretion to improve the comparability amongst Artisan and the peer group. The peer group for purposes of the 2020 PSU awards includes the following publicly traded asset management firms: AllianceBernstein; Affiliated Managers Group; BlackRock; Eaton Vance; Federated Hermes; Franklin Resources; GAMCO Investors; Invesco; Janus Henderson Investors; Lazard; Legg Mason; BrightSphere; T. Rowe Price Group; Virtus Investment Partners; and Waddell & Reed Financial. The peer group for purposes of the 2021 PSU award was modified and includes the following publicly traded asset management firms: AllianceBernstein; Affiliated Managers Group; BlackRock; Federated Hermes; Franklin Resources; Invesco; Janus Henderson Investors; Lazard; BrightSphere; T. Rowe Price Group; and Virtus Investment Partners.
Once the Compensation Committee has determined the number of PSUs that are eligible to vest with respect to the performance period, one-half of the total PSUs eligible to vest will vest and the underlying shares will be delivered. The other half of PSUs eligible to vest will be further subject to career vesting conditions that, with certain exceptions, means the PSUs will vest and the underlying shares will be delivered only if and when the recipient retires from the Company in accordance with qualifying retirement conditions.
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
We intend to continue to grant annual equity-based awards to our named executive officers under the Omnibus Plan, which provides for a wide variety of equity awards. The size and structure of the equity awards granted may not be indicative of future awards. Future equity awards may be granted in a mix of restricted shares (both standard and career) and performance share units, and subject to both time- and performance-based vesting conditions. We generally expect at least half of the equity awards to our named executive officers to include career vesting terms, after a minimum amount of standard equity has been granted.
Retirement Benefits
We believe that providing a cost-effective retirement benefit for the Company’s employees is an important recruitment and retention tool. Accordingly, the Company maintains, and each of the named executive officers participates in, a contributory defined contribution retirement plan for all U.S.-based employees, and matches 100% of each employee’s contributions (other than catch-up contributions by employees age 50 and older) up to the 2020 limit of $19,500. We also maintain retirement plans or make retirement plan contributions (or equivalent cash payments) for our employees based outside the U.S. The opportunity to participate in a retiree health plan, at the sole expense of the retiree, is available to employee-partners and career share recipients who have at least 10 years of service with us at the time of retirement.
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
Our Chief Executive Officer evaluates the performance of, and makes recommendations to our Compensation Committee regarding compensation matters involving, the other named executive officers. The Compensation Committee retains the ultimate authority to approve, reject or modify those recommendations. The Compensation Committee evaluates our Chief Executive Officer’s performance and determines our Chief Executive Officer’s compensation.
Use of Compensation Consultant. Our Compensation Committee has retained the services of McLagan, a compensation consultant, to provide advice regarding our named executive officer and non-employee director compensation programs. As its consultant, McLagan provides the Compensation Committee with information on competitive pay levels for our executive management vis-à-vis an executive reference peer group and about compensation trends in the asset management industry. McLagan must receive pre-approval from the chairperson of our Compensation Committee prior to accepting any non-survey-related work from management. Our Compensation Committee has assessed the independence of McLagan pursuant to SEC rules and concluded that no conflict of interest exists that prevents McLagan from independently advising the Compensation Committee.
Peer Group Compensation Review. Our Compensation Committee considers the individual and aggregate pay levels, compensation structure, and financial and operational performance of other asset management companies in connection with its compensation decision-making process. We do not seek to benchmark our executive compensation to that of our peers. Instead, the Compensation Committee reviews the information to stay informed of competitive pay levels, compensation structure, and compensation trends in the asset management industry.
Tax and Accounting Considerations. When it reviews compensation matters, our Compensation Committee considers the anticipated tax and accounting treatment of various payments and benefits to the Company and, when relevant, to its named executive officers, although these considerations are not dispositive.
Results of Advisory Vote on Executive Compensation. The Compensation Committee considers the results of the Company’s advisory vote on compensation when determining the amount and type of compensation paid to the named executive officers and the structure of the executive compensation program generally. The Company did not have an advisory vote on compensation at its 2020 annual meeting of stockholders. At the 2019 annual meeting of stockholders, the advisory vote on executive compensation received stockholder support with approximately 64% of the votes cast in favor of our executives' compensation. The Compensation Committee values the input of our stockholders and is mindful of the level of support received. Over the course of the Company's history, the Company’s executive compensation program has worked well to attract and retain highly talented individuals, reward the achievement of superior long-term performance, and align the interests of those individuals with our stockholders and partners. With respect to 2019, the Compensation Committee introduced performance share units for Mr. Colson and Mr. Gottlieb. With respect to 2020, the Compensation Committee expanded the use of performance share units to Mr. Krein. The Compensation Committee will continue to consider other changes to the executive compensation program.
2020 Executive Compensation Process and Decisions
At its January 2020 meeting, our Compensation Committee and board of directors discussed and agreed upon a set of strategic priorities and business and financial metrics against which to evaluate performance and determine bonuses for 2020. At each subsequent meeting, the Compensation Committee and board of directors reviewed the status of the strategic priorities and assessed the Company’s year-to-date business and financial metrics.
In December 2020 the Compensation Committee determined annual cash bonuses and, in January 2021, the board of directors approved equity awards, in each case based on its assessment of the named executive officers’ execution of strategic priorities and our 2020 business and financial results. In shaping its decisions with respect to all of the named executive officers, the Compensation Committee considered the Company’s strong performance in 2020, including the following highlights:
•The Company onboarded new investment talent and continued to add degrees of investment freedom within existing and new investment strategies.
◦Beini Zhou and Anand Vasagiri joined the Artisan International Value team and launched the International Small Cap Value strategy.
◦Tiffany Hsiao and Yuanyuan Ji joined the Artisan Global Equity team to design and launch a new strategy focused on post-venture firms in greater China.
◦The Global Value team launched its second strategy, the Select Equity strategy.

•The Company’s investment teams continued to generate strong absolute and relative investment returns for clients and investors.
◦Net of fees, seventeen of nineteen strategies have outperformed relative to their benchmarks since inception.
◦Five Artisan Funds finished 2020 in the top decile of their Morningstar peer groups, and 8 of 15 Artisan Funds finished in the top quartile of their peer groups.
•The Company recorded its highest ever year-end assets under management due to strong investment returns and net client cash inflows.
◦During the year ended December 31, 2020, assets under management increased to $157.8 billion, an increase of $36.8 billion, or 30%, compared to $121.0 billion at December 31, 2019, as a result of $30.3 billion of market appreciation and $7.2 billion of net client cash inflows, partially offset by $0.7 billion of Artisan Funds’ distributions that were not reinvested.
◦16 of 19 investment strategies had positive net inflows in 2020, with six strategies having net inflows in excess of $500 million. Investment strategies with inception dates beginning in 2014 or later had $9.5 billion in net inflows, an organic growth rate of 78%.
◦Average assets under management for the year ended December 31, 2020 was $124.9 billion, an increase of 12.5% from the average of $111.0 billion for the year ended December 31, 2019.
•The Company’s financial results reflect its strong overall performance in 2020.
◦The Company earned $900 million in revenue for the year ended December 31, 2020, a 13% increase from revenues of $799 million for the year ended December 31, 2019.
◦Operating margin was 39.8% in 2020, compared to 35.5% in 2019.
◦The Company generated $3.40 of earnings per basic and diluted share and $3.33 of adjusted EPS.
◦The declaration of $3.39 of dividends per share with respect to 2020.

Based on these achievements and our financial and business performance, the Compensation Committee determined to pay 2020 cash incentive awards as follows: $5,225,000 for Mr. Colson; $1,950,000 for Mr. Daley; $2,700,000 for Mr. Gottlieb; $1,150,000 for Ms. Johnson; and $1,500,000 for Mr. Krein. The Compensation Committee also recommended, and our board of directors subsequently approved, equity grants in respect of 2020 to our named executive officers. The aggregate award constituted a total of approximately 740,249 restricted stock awards, 1,306 restricted stock units and 75,230 PSUs, of which a total of 18,808 restricted shares and all 75,230 PSUs (or 12% of the total grant) were awarded to our named executive officers as follows: 14,106 standard PSUs and 14,105 career PSUs for Mr. Colson; 4,702 standard restricted shares and 4,702 career shares for Mr. Daley; 14,106 standard PSUs and 14,105 career PSUs for Mr. Gottlieb; 4,702 standard restricted shares and 4,702 career shares for Ms. Johnson; 11,769 standard PSUs and 7,039 career PSUs for Mr. Krein.
Other Compensation Policies and Practices
Equity Ownership Guidelines. Executive officers are expected to own shares of the Company’s common stock and/or Class B common units of Artisan Partners Holdings equal in value to eight times base salary for the Chief Executive Officer and three times base salary for all other executive officers. Current executive officers have a period of five years from the time the guidelines were adopted in February 2018 to comply with the ownership requirements. In addition, in the future, any individual becoming an executive officer will have a period of five years from the time of his or her designation as an executive officer to comply with the guidelines. As of December 31, 2020, each of our named executive officers held equity in excess of their base salary as follows: 66 times base salary for Mr. Colson; 18 times base salary for Mr. Daley; 21 times base salary for Mr. Gottlieb; 23 times base salary for Ms. Johnson; and 5 times base salary for Mr. Krein.
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
Hedging and Pledging Policies. Our code of ethics and insider trading policies prohibit our directors and employees, including our executive officers, from engaging in hedging transactions involving any derivative security relating to Company securities, whether or not the instrument is issued by the Company, except in connection with awards made under an Artisan compensation or benefit plan. Our directors and employees are also restricted from pledging Company securities when they are in possession of material, nonpublic information or otherwise are not permitted to trade in Company securities, such as during any black-out period.

Risk Management and our Compensation Program
We have identified two primary risks relating to compensation: the risk that compensation will not be sufficient in amount or appropriately structured to attract and to retain talent, and the risk that compensation may provide unintended short-term incentives. To combat the risk that our compensation might not be sufficient or be inappropriately structured, we strive to use a compensation structure, and set compensation levels, for all employees in a way that we believe promotes retention. To avoid unintended short-term incentives, we make equity awards subject to multi-year vesting schedules and, for certain employees (including our named executive officers), provide for career vesting conditions on a portion of the long-term incentives received. In addition, our named executive officers are subject to equity ownership guidelines and a compensation clawback policy that applies to both cash and equity awards. We believe that both the structure and levels of compensation have aided us in attracting and retaining key personnel. In addition, we believe that the long-term nature of our awards incentivizes a holistic approach to maintaining the firm’s long-term health and sustainability. We have not seen any employee behaviors motivated by our compensation policies and practices that create increased risks for our stockholders.
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
Compensation Committee Interlocks and Insider Participation
Through January 27, 2020, the Compensation Committee consisted of Seth W. Brennan, Tench Coxe and Jeffrey A. Joerres. On January 27, 2020, Mr. Brennan resigned from the board of directors and Stephanie G. DiMarco was subsequently appointed to the Compensation Committee in his place. Each member of our Compensation Committee is an independent director under the rules of the NYSE and our Corporate Governance Guidelines. None of the members of the Compensation Committee have been an officer or employee of the Company. None of our executive officers serves on the board of directors of a company that has an executive officer that serves on our Board.
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
Compensation Committee:
Jeffrey A. Joerres, Chairperson
Tench Coxe
Stephanie G. DiMarco

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2018, 2019 and 2020 by each of our named executive officers.
The applicable SEC rules require that for purposes of the Summary Compensation Table, the value of an equity award be reported in the year of grant rather than the year with respect to which the award was made. Accordingly, the stock awards reported for 2018, 2019, and 2020 reflect the awards made in February 2018, January 2019, and January 2020, respectively. Because we consider the value of the equity awards we make in January or February of each year to be a part of each named executive officer’s compensation for the prior year, we have included those values in the row for the prior year in the table at the beginning of this Item 11, as well as in the table immediately following the Summary Compensation Table.

Name & Principal Position	Year	Salary	Bonus (1)	Stock Awards(2)	All Other Compensation(3)	Total
Eric R. Colson	2020	$500,000	$5,225,000	$1,573,500	$230,134	$7,528,634
Chief Executive Officer	2019	500,000	4,750,000	445,634	149,772	5,845,406
	2018	437,500	5,000,000	1,042,775	69,475	6,549,750
Charles J. Daley, Jr.	2020	300,000	1,950,000	152,100	124,889	2,526,989
Chief Financial Officer	2019	300,000	1,850,000	114,600	94,854	2,359,454
	2018	287,500	1,950,000	259,710	63,798	2,561,008
Jason A. Gottlieb	2020	300,000	2,700,000	1,573,500	46,382	4,619,882
President	2019	300,000	2,450,000	916,800	46,476	3,713,276
	2018	287,500	2,600,000	521,388	44,506	3,453,394
Sarah A. Johnson	2020	300,000	1,150,000	152,100	105,610	1,707,710
Chief Legal Officer	2019	300,000	1,100,000	114,600	87,207	1,601,807
	2018	287,500	1,150,000	177,075	68,013	1,682,588
Christopher J. Krein	2020	300,000	1,500,000	388,700	45,110	2,233,810
Executive Vice President
(1) Amounts in this column represent the annual performance based cash bonus compensation earned by our named executive officers in 2020, 2019 and 2018, as applicable. The 2020 cash bonus amounts were paid in December 2020. The 2018 and 2019 cash bonus amounts were paid in February 2019 and 2020, respectively.

(2) Amounts reported represent the grant date fair value of the equity granted to each named executive officer in the year indicated. We consider the value of the equity awards we made in 2019, 2020 and 2021 to be a part of each named executive officer’s compensation for 2018, 2019 and 2020, respectively. Therefore, in the supplemental table immediately following the Summary Compensation Table, we report the grant date fair value of the equity awards for the year with respect to which it was granted. The values reported for awards of restricted shares represent the grant date fair value as computed in accordance with FASB ASC Topic 718 based upon the price of our common stock at the grant date. The values reported for PSUs represent the grant date fair value based upon the probable outcome of the performance conditions. In accordance with FASB ASC Topic 718, grant date fair value of the PSUs is based on satisfying the service condition, achieving the adjusted operating margin condition, and the outcome of the total shareholder return performance condition using a Monte Carlo valuation method.

(3) Amounts in this column represent the aggregate dollar amount of all other compensation received by our named executive officers. All other compensation includes, but is not limited to (a) Company matching contributions to contributory defined contribution plan accounts equal to 100% of their pre-tax contributions (excluding catch-up contributions for named executive officers age 50 and older) up to the limitations imposed under applicable tax rules, which contributions totaled $19,500 for each named executive officer in 2020; (b) health and vision insurance premiums and HSA contributions paid by the Company for plans that are generally offered to all employees on a nondiscriminatory basis in the aggregate amount of approximately $25,000 for each named executive officer in 2020; and (c) reimbursement for 2020 self-employment payroll tax expense as follows: $183,813 for Mr. Colson; $78,568 for Mr. Daley, and $57,459 for Ms. Johnson.

The Summary Compensation Table above reflects the value of the equity awarded to each named executive officer in the year in which it was granted, as required by SEC disclosure rules. The supplemental table below reflects the value of the equity awarded to each named executive officer for the year with respect to which it was granted.

Name	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation	Total
Eric R. Colson	2020	$500,000	$5,225,000	$1,934,599	$230,134	$7,889,733
	2019	500,000	4,750,000	1,573,500	149,772	6,973,272
	2018	437,500	5,000,000	445,634	69,475	5,952,609
Charles J. Daley, Jr.	2020	300,000	1,950,000	497,754	124,889	2,872,643
	2019	300,000	1,850,000	152,100	94,854	2,396,954
	2018	287,500	1,950,000	114,600	63,798	2,415,898
Jason A. Gottlieb	2020	300,000	2,700,000	1,934,599	46,382	4,980,981
	2019	300,000	2,450,000	1,573,500	46,476	4,369,976
	2018	287,500	2,600,000	916,800	44,506	3,848,806
Sarah A. Johnson	2020	300,000	1,150,000	497,754	105,610	2,053,364
	2019	300,000	1,100,000	152,100	87,207	1,639,307
	2018	287,500	1,150,000	114,600	68,013	1,620,113
Christopher J. Krein	2020	300,000	1,500,000	1,289,773	45,110	3,134,883
(1) Represents equity awarded with respect to each of fiscal years 2020, 2019 and 2018. Equity awards for all of our named executive officers for fiscal year 2018 consisted of restricted shares. Equity awards for fiscal years 2020 and 2019 for Mr. Daley and Ms. Johnson consisted of restricted shares. Equity awards for fiscal year 2020 and 2019 for Mr. Colson and Mr. Gottlieb, and for 2020 for Mr. Krein, consisted of PSUs as follows:

				Estimated Future Payouts Under Equity Incentive Plan Awards
Name			Grant Date	Threshold (#)	Target (#)	Grant Date Fair Value of Awards ($) (A)
Eric R. Colson			1/26/2021	14,106	42,317	$1,934,599
			2/11/2020	15,000	45,000	$1,573,500
Jason A. Gottlieb			1/26/2021	14,106	42,317	$1,934,599
			2/11/2020	15,000	45,000	$1,573,500
Christopher J. Krein			1/26/2021	9,405	28,212	$1,289,773
(A) Represents the value of performance share units based on the expected outcome as of the date of grant. In accordance with FASB ASC Topic 718, grant date fair value is based on satisfying the service condition, achieving the adjusted operating margin condition, and the outcome of the total shareholder return performance condition using a Monte Carlo valuation method.

Grants of Plan-Based Awards During 2020

The following table provides information regarding plan-based awards granted to each of our named executive officers in the year ended December 31, 2020. In accordance with SEC rules, the table does not include awards that were granted in 2021 with respect to 2020 performance. See above for information regarding those awards.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards(1)		All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
		Threshold (#)	Target (#)
Eric R. Colson	2/11/2020	15,000	45,000	—	$1,573,500
Charles J. Daley, Jr.	1/29/2020	—	—	4,500	152,100
Jason A. Gottlieb	2/11/2020	15,000	45,000	—	1,573,500
Sarah A. Johnson	1/29/2020	—	—	4,500	152,100
Christopher J. Krein	1/29/2020	—	—	11,500	388,700
(1) Represents the minimum and maximum number of PSUs granted in 2020 with respect to 2019 performance. There is no difference between target and maximum grant levels. A description of the performance conditions for the PSUs is provided above in the “Compensation Discussion and Analysis—Performance Based Cash Bonus and Equity Awards”. One-half of the total PSUs eligible to vest upon achievement of the performance condition(s) will vest and the underlying shares will be delivered. The other half of the PSUs eligible to vest will be further subject to career vesting conditions. PSUs entitle the holder to dividend equivalent rights. Dividend equivalents are paid on PSUs at the same time, and in the same amounts, as dividends are paid on outstanding shares of our Class A common stock.

(2) Represents the number of restricted shares of our Class A common stock granted in 2020 with respect to 2019 performance. One-half of each award consisted of standard restricted awards and the other half consisted of career awards. Vesting conditions for standard restricted awards and career awards are described above in the “Compensation Discussion and Analysis—Performance Based Cash Bonus and Equity Awards”. Standard restricted awards and career awards entitle the holder to dividends. Dividends are paid on these awards at the same time, and in the same amounts, as dividends are paid on other outstanding shares of our Class A common stock.

(3) In accordance with FASB ASC Topic 718, grant date fair value of restricted stock awards is computed based upon the price of our common stock at the grant date. Grant date fair value of the PSUs is based on satisfying the service condition, achieving the adjusted operating margin condition, and the outcome of the total shareholder return performance condition using a Monte Carlo valuation method.

Outstanding Equity Awards at December 31, 2020
The following table provides information about the outstanding unvested equity awards held by each of our named executive officers as of December 31, 2020.

Name	Number of Shares or Units of Stock That Have Not Vested(#)(1)	Market Value of Shares or Units of Stock That Have Not Vested($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(3)
Eric R. Colson	71,949	$3,621,913	$45,000	$2,265,300
Charles J. Daley, Jr.	27,780	1,398,445	—	—
Jason A. Gottlieb	71,470	3,597,800	45,000	2,265,300
Sarah A. Johnson	26,100	1,313,874	—	—
Christopher J. Krein	21,308	1,072,645	—	—
(1) Represents the number of unvested restricted shares of Class A common stock as of December 31, 2020, that are scheduled to vest as set forth below.
(2) Represents the number of unvested PSU share equivalents as of December 31, 2020, that are scheduled to vest as set forth below. The number and value of PSUs reported herein assumes the 30,000 PSUs granted to Mr. Colson and Mr. Gottlieb in 2020 will ultimately result in the issuance of 45,000 shares of Class A common stock if all other vesting conditions were met as of December 31, 2020.

Name		Vest Date	Restricted Stock	Performance Share Units
Eric R. Colson		February 2021	8,594	—
		February 2022	5,595	—
		February 2023	4,594	22,500
		February 2024	1,945	—
		Qualified Retirement	51,221	22,500
Charles J. Daley, Jr.		February 2021	3,110	—
		February 2022	2,110	—
		February 2023	1,610	—
		February 2024	950	—
		February 2025	450	—
		Qualified Retirement	19,550	—
Jason A. Gottlieb		February 2021	19,571	—
		October 2021	3,624	—
		February 2022	12,325	—
		February 2023	5,325	22,500
		February 2024	4,000	—
		Qualified Retirement	26,625	22,500
Sarah A. Johnson		February 2021	2,900	—
		February 2022	1,900	—
		February 2023	1,400	—
		February 2024	950	—
		February 2025	450	—
		Qualified Retirement	18,500	—
Christopher J. Krein		February 2021	4,651	—
		February 2022	3,036	—
		February 2023	2,677	—
		February 2024	1,677	—
		February 2025	1,150	—
		Qualified Retirement	8,117	—
(3) Awards were valued based on the closing price of our Class A common stock on the NYSE on December 31, 2020, which was $50.34.

Equity Awards Vested During the Year Ended December 31, 2020
The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2020, upon the vesting of equity awards.

Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Eric R. Colson	8,594	$306,634
Charles J. Daley, Jr.	2,660	94,909
Jason A. Gottlieb	19,571	698,293
Sarah A. Johnson	2,450	87,416
Christopher J. Krein	3,500	124,880
(1) The value of the restricted shares of Class A common stock that vested during 2020 is based on the stock price of our Class A common stock on each respective vesting date.
CEO Pay Ratio - 33:1
Our CEO pay ratio compares our CEO’s annual total compensation in 2020 to that of the median of the annual total compensation of all other Company employees (the “Median Employee”) for the same period. The calculation of annual total compensation of all other employees was determined in the same manner as the “Total Compensation” shown for our CEO in the Summary Compensation Table above and therefore includes each employee’s base, bonus, equity-based awards, and the value of all Company-paid benefits. We included all employees as of December 31, 2020 in our analysis.
The annual total compensation for 2020 for our CEO was $7,528,634 and for the Median Employee was $226,274. The resulting ratio of our CEO’s pay to the pay of our Median Employee for 2020 is 33 to 1.
Pension Benefits
We do not sponsor or maintain any defined benefit pension or retirement benefits for the benefit of our named executive officers.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
We do not sponsor or maintain any nonqualified defined contribution or other nonqualified deferred compensation plans for the benefit of our named executive officers.
Employment Agreements
We do not have employment agreements with any of our named executive officers. Upon commencement of employment, each named executive officer received an offer letter outlining the initial terms of employment, including base salary and cash incentive compensation. None of these terms affected compensation paid to our named executive officers in 2020 and will not affect compensation paid in future years.
Each of the named executive officers has agreed, pursuant to his or her equity award agreements, to certain restrictive covenants, including agreements not to compete with Artisan or solicit Artisan clients and employees, in each case for one year after he or she ceases to be employed by Artisan. The enforceability of the restrictive covenants may be limited depending on the particular facts and circumstances.
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
Equity awards granted to our named executive officers are evidenced by an award agreement that sets forth the terms and conditions of the award and the effect of any termination event or change in control on unvested awards. The effect of a termination event or change in control on outstanding equity awards varies by the type of award.
Each of our named executive officers has been granted standard restricted shares and career shares. Mr. Colson and Mr. Gottlieb have also been granted performance share units, half of which are also subject to career vesting conditions. All outstanding equity awards will vest upon a termination of employment due to death or disability and, in the context of a change of control, if the Company terminates a named executive officer without cause or he or she resigns for good reason, in either case, within two years of the change in control. Equity awards with career vesting conditions will also fully vest if, after the fifth anniversary of the grant date, the Company terminates a recipient without cause (as defined in the award agreement), provided that the recipient has at least 10 years of service with the Company at the time of termination.

The following table provides the value of the accelerated vesting and retirement vesting of equity that would have been realized for each of the named executive officers if his or her employment had ended on December 31, 2020 under the circumstances indicated (including following a change in control).

	Death or Disability	Qualifying Termination in Connection with Change in Control	Qualified Retirement (1)	Involuntary Termination without Cause
Eric R. Colson
Standard Restricted Shares (2)	$1,043,448	$1,043,448	$—	$—
Career Shares (3)	2,578,465	2,578,465	1,535,078	415,305
Standard Performance Share Units (2)	755,100	755,100	—	—
Career Performance Share Units (3)	755,100	755,100	—	—
Charles J. Daley, Jr.
Standard Restricted Shares (2)	414,298	414,298	—	—
Career Shares (3)	984,147	984,147	569,849	201,360
Jason A. Gottlieb
Standard Restricted Shares (2)	2,257,497	2,257,497	—	—
Career Shares (3)	1,340,303	1,340,303	—	—
Standard Performance Share Units (2)	755,100	755,100	—	—
Career Performance Share Units (3)	755,100	755,100	—	—
Sarah A. Johnson
Standard Restricted Shares (2)	382,584	382,584	—	—
Career Shares (3)	931,290	931,290	548,706	201,360
Christopher J. Krein
Standard Restricted Shares (2)	664,035	664,035	—	—
Career Shares(3)	408,610	408,610	—	—
(1) Amounts shown in the “Qualified Retirement” column reflect the value of career shares that have satisfied the pro-rata vesting and 10 years of service requirements as of December 31, 2020 and would therefore be eligible to vest had the named executive officer provided 18 months' advance notice and retired as of that date. None of our named executive officers have provided us with notice of retirement. For named executive officers that hold Class B common units of Artisan Partners Holdings, the number of shares received upon exchange of Class B common units that may be sold in any one-year period may increase upon retirement, provided that the named executive officer provided sufficient notice of retirement.

(2) Represents the value of the accelerated vesting of standard restricted shares and standard PSUs based on the closing price of our Class A common stock on the NYSE on December 31, 2020, which was $50.34 per share. Any outstanding standard restricted shares and standard PSUs will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence).

(3) Represents the value of the accelerated vesting and retirement vesting of career shares and career PSUs based on the closing price of our Class A common stock on the NYSE as of December 31, 2020 which was $50.34 per share. Any outstanding career shares and career PSUs will become fully vested upon the holder’s death or disability or upon a qualifying termination of employment in connection with a change in control (subject to continued employment through such occurrence). Career PSUs that have met the performance vesting conditions and outstanding career shares will also fully vest if, after the fifth anniversary of the grant date, the Company terminates the holder without cause, provided that he or she has at least 10 years of service with the Company at the time of termination.

DIRECTOR COMPENSATION
The Compensation Committee is responsible for periodically reviewing non-employee director compensation and recommending changes, if appropriate, to the full board of directors. In connection with this review, the Compensation Committee considers information provided by our compensation consultant, including data regarding the total compensation paid to directors at peer companies, as well as information on the individual components of that compensation.
The objective of our director compensation program is to compensate our highly qualified non-employee directors for their time, efforts and contributions, and to attract highly qualified non-employee director candidates for potential future service on the board of directors. For fiscal year 2020, the director compensation program entitled non-employee directors to a cash component, designed to compensate directors for their service, and an equity component, designed to align the interests of the directors with those of the Company’s stockholders.
For 2020, the standard equity component of the Company’s director compensation program consisted of $100,000 of restricted stock units for each of the non-employee directors awarded under the Artisan Partners Asset Management Inc. 2013 Non-Employee Director Compensation Plan. Each outstanding restricted stock unit entitles the holder to dividend equivalent rights on one outstanding share of Class A common stock. The shares of Class A common stock underlying the restricted stock units will be delivered on the earlier to occur of (i) a change in control of Company and (ii) the termination of the director’s service as a director.
During 2020, each of Mr. Barger, Mr. Coxe, Ms. DiMarco, Mr. Joerres and Mr. Ziegler was entitled to receive a cash payment of $50,000, paid in four quarterly installments. The lead director and chairperson of our Audit Committee were each entitled to receive an additional cash retainer of $50,000, and the chairpersons of each of the Compensation Committee and Nominating and Corporate Governance Committee were entitled to receive an additional cash retainer of $40,000. Mr. Barger, Mr. Coxe, Ms. DiMarco, Mr. Joerres and Mr. Ziegler elected to receive the value of this cash compensation in the form of additional restricted stock units. As a result, an additional number of restricted stock units were granted to each of them in January of 2020, the value of which equaled the amount of cash compensation to which each director was entitled. One-quarter of the units awarded to each director in lieu of cash compensation vested in each quarter of 2020.
Seth W. Brennan resigned from the Company’s board of directors on January 27, 2020 and, as a result, did not receive any director compensation with respect to 2020. However, upon his resignation, his 23,633 outstanding restricted stock units were canceled and the Class A common shares underlying the restricted stock units were delivered to Mr. Brennan.
Ms. Barbetta was appointed to the Company’s board of directors effective October 1, 2020. For her service during 2020, Ms. Barbetta received a cash payment of $12,500, which represented payment of the 2020 cash component of the director compensation program, prorated for her period of service on the board of directors.
All directors are reimbursed for reasonable out-of-pocket expenses incurred by them in connection with attending board, committee and stockholder meetings, including those for travel, meals and lodging. These reimbursements are not reflected in the table below.
Mr. Colson does not receive any additional compensation for serving on the board of directors.
The following table provides information concerning the 2020 compensation of each non-employee director who served in fiscal year 2020.

Name	Stock Awards	Fees Paid in Cash
Jennifer A. Barbetta	$—	$12,500
Matthew R. Barger(1)	190,000	$—
Tench Coxe(2)	150,000	—
Stephanie G. DiMarco(3)	200,000	—
Jeffrey A. Joerres(4)	190,000	—
Andrew A. Ziegler(5)	200,000	—
(1) On December 31, 2020, Mr. Barger had 40,289 restricted stock units outstanding.
(2) On December 31, 2020, Mr. Coxe had 32,803 restricted stock units outstanding.
(3) On December 31, 2020, Ms. DiMarco had 42,161 restricted stock units outstanding.
(4) On December 31, 2020, Mr. Joerres had 40,289 restricted stock units outstanding.
(5) On December 31, 2020, Mr. Ziegler had 39,133 restricted stock units outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of February 19, 2021, for:
•each person known by us to beneficially own more than 5% of any class of our outstanding shares, as of February 19, 2021;
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
Applicable percentage ownership is based on 63,199,483 shares of Class A common stock (including 218,183 restricted stock units that are currently outstanding), 4,457,958 shares of Class B common stock and 10,983,145 shares of Class C common stock outstanding at February 19, 2021. The aggregate percentage of combined voting power represents voting power with respect to all shares of our common stock voting together as a single class and is based on 78,422,403 total votes attributed to 78,422,403 total shares of outstanding common stock, as each share of our common stock entitles its holder to one vote per share.
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

	Class A(1)		Class B		Class C		Aggregate % of Combined Voting Power
	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class
Directors and Executive Officers:
Stockholders Committee(2)	6,236,075	9.9%	4,457,958	100.0%	—	—%	13.6%
Eric R. Colson(3)(4)	124,943	*	482,463	10.8%	—	—%	—%
Charles J. Daley, Jr.(3)(5)	45,000	*	60,050	1.3%	—	—%	*
Jason A. Gottlieb(3)(4)	71,804	*	—	—%	—	—%	—%
Gregory K. Ramirez(3)	40,900	*	77,364	1.7%	—	—%	*
Sarah A. Johnson(3)	46,000	*	94,464	2.1%	—	—%	*
Christopher J. Krein(3)	25,526	*	—	—%	—	—%	—%
Jennifer A. Barbetta(6)	3,345	*	—	—%	—	—%	—%
Matthew R. Barger(6)(7)	44,398	*	—	—%	1,242,002	11.3%	1.6%
Tench Coxe(6)(8)	208,559	*	—	—%	—	—%	*
Stephanie G. DiMarco(6)(9)	117,539	*	—	—%	—	—%	*
Jeffrey A. Joerres(6)(10)	47,898	*	—	—%	—	—%	*
Andrew A. Ziegler(6)(11)	43,433	*	—	—%	3,455,973	31.5%	4.4%
Directors and executive officers as a group	6,707,047	10.6%	4,457,958	100.0%	4,697,975	42.8%	19.9%

5+% Stockholders:
MLY Holdings Corp.(3)(12)	—	—%	1,094,215	24.5%	—	—%	—%
James C. Kieffer (3)	185,000	*	427,030	9.6%	—	—%	—%
Michael C. Roos(3)	11,680	*	301,505	6.8%	—	—%	*
N. David Samra(3)	932,025	1.5%	231,346	5.2%	—	—%	—%
Artisan Investment Corporation(11)	—	—%	—	—%	3,455,973	31.5%	4.4%
Arthur Rock 2000 Trust	—	—%	—	—%	1,153,280	10.5%	1.5%
LaunchEquity Acquisition Partners, LLC (13)	—	—%	—	—%	1,121,196	10.2%	1.4%
Scott C. Satterwhite	—	—%	—	—%	1,023,768	9.3%	1.3%
Big Fish Partners LLC	—	—%	—	—%	726,575	6.6%	*
Kayne Anderson Rudnick Investment Management LLC (14)	3,850,589	6.1%	—	—%	—	—%	4.9%
The Vanguard Group(15)	5,614,225	8.9%	—	—%	—	—%	*
Blackrock Inc.(16)	4,402,230	7.0%	—	—%	—	—%	5.4%
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
(3)    Pursuant to the stockholders agreement, Mr. Colson, Mr. Daley, Mr. Gottlieb, Mr. Ramirez, Ms. Johnson, Mr. Krein, MLY Holdings Corp., Mr. Kieffer, Mr. Roos, and Mr. Samra each granted an irrevocable voting proxy with respect to all of the shares of our common stock he or she has acquired from us and any shares he or she may acquire from us in the future to the stockholders committee as described in footnote 2 above. Each retains investment power with respect to the shares of our common stock he or she holds, which are the shares reflected in the row applicable to each person. 400 of Mr. Daley’s shares, 1,400 of Mr. Ramirez’s shares and 4,000 of Ms. Johnson’s shares are not subject to the stockholders agreement.
(4)    Does not include 30,000 outstanding performance share units held by each of Mr. Colson and Mr. Gottlieb that are subject to future vesting to the extent that certain service conditions and performance objectives are achieved.
(5)    Includes 200 shares of Class A common stock held by Mr. Daley’s daughter.
(6)    Includes the shares of Class A common stock underlying restricted stock units granted to our non-employee directors. The underlying shares will be delivered on the earlier to occur of (i) a change in control of Artisan and (ii) assuming the restricted stock units have vested, the termination of such person’s service as a director. Restricted stock units do not have voting rights.
(7)    Includes (i) 44,398 restricted stock units, (ii) 621,002 shares of Class C common stock held by a revocable trust and (iii) 621,000 shares of Class C common stock held by annuity trusts. Mr. Barger is a trustee of each trust and has voting and investment authority over the shares held by the trusts.
(8)     Includes (i) 36,148 restricted stock units, 32,803 of which are held for the benefit of the managing directors of the general partner of Sutter Hill Ventures, (ii) 22,411 shares of Class A common stock held by a trust of which Mr. Coxe is a co-trustee and beneficiary, (iii) 50,000 shares of Class A common stock held by a limited partnership of which Mr. Coxe is a trustee of a trust that is the general partner, (iv) 50,000 shares of Class A common stock held in a Roth IRA and (v) 50,000 shares of Class A common stock held by a profit sharing plan for the benefit of Mr. Coxe.
(9)     Includes (i) 46,461 restricted stock units, (ii) 20,308 shares of Class A common stock held by a charitable trust and (iii) 50,770 shares of Class A common stock held by a living trust. Ms. DiMarco is a trustee of each trust and has voting and investment authority over the shares held by the trusts.
(10)    Includes 44,398 restricted stock units.
(11)    Includes 43,433 restricted stock units. The Class C shares reflected in the row applicable to Mr. Ziegler individually are owned by Artisan Investment Corporation. Mr. Ziegler and Carlene M. Ziegler, who are married to each other, control Artisan Investment Corporation.
(12)    MLY Holdings Corp. is a Delaware corporation through which Mark L. Yockey holds his shares of Class B common stock. Mr. Yockey is the sole director of MLY Holdings Corp.
(13)    LaunchEquity Acquisition Partners, LLC, is a manager-managed designated series limited liability company organized under the laws of the State of Delaware. Andrew C. Stephens is the sole manager of the designated series of LaunchEquity Acquisition Partners through which Mr. Stephens holds his shares of Class C common stock.
(14)     This information has been derived from the Schedule 13G filed with the SEC on February 11, 2021 by Kayne Anderson Rudnick Investment Management LLC which states that Kayne Anderson Rudnick Investment Management had sole voting and dispositive power over 2,957,664 shares and shared voting and dispositive power over 892,925 shares of Class A common stock as of December 31, 2020. The address of Kayne Anderson Rudnick Investment Management is 1800 Avenue of the Stars, Los Angeles, California, 90067.

(15)     This information has been derived from the Schedule 13G filed with the SEC on February 10, 2021 by The Vanguard Group, Inc. which states that Vanguard Group had sole voting power over zero shares, shared voting power over 85,596 shares, sole dispositive power over 5,481,920 shares, and shared dispositive power over 132,305 shares of Class A common stock as of December 31, 2020. The address of the Vanguard Group is 100 Vanguard Blvd, Malvern, Pennsylvania, 19355.
(16)     This information has been derived from the Schedule 13G filed with the SEC on January 29, 2021 by BlackRock Inc. which states that BlackRock had sole voting power over 4,249,927 shares and dispositive power over 4,402,230 shares of Class A common stock as of December 31, 2020. The address of Blackrock Inc. is 55 East 52nd Street, New York, NY 10055.

Securities Authorized for Issuance Under Equity Compensation Plans
All of our equity compensation plans were approved by our sole stockholder prior to our IPO in March 2013. The following table sets forth the total shares of our Class A common stock authorized and issued (or to be issued) under our equity compensation plans as of December 31, 2020.

	As of December 31, 2020
	Issued (or to be issued upon settlement of RSUs or PSUs)(1)	Number of Securities remaining available for future issuance under equity compensation plans	Type of Equity Outstanding
2013 Omnibus Incentive Compensation Plan	9,561,616	4,634,924	Restricted Stock Awards Restricted Stock Units Performance Share Units
2013 Non-Employee Director Plan	223,036	776,964	Restricted Stock Units
(1) Excludes shares forfeited by grantees and available for future issuance.
The shares of Class A common stock underlying restricted stock units and performance share units awarded to employees under the 2013 Omnibus Incentive Compensation Plan will generally be issued and delivered promptly following the vesting of the awards. As of December 31, 2020, there were 109,895 restricted stock units and 60,000 performance share units outstanding under the 2013 Omnibus Incentive Compensation Plan. The 60,000 performance share units would result in the issuance of 90,000 shares of Class A common stock if all vesting conditions are met.
The shares of Class A common stock underlying the restricted stock units awarded to our non-employee directors under the 2013 Non-Employee Director Plan will be issued and delivered upon the earlier to occur of (i) a change in control and (ii) the termination of the director’s service on the Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions in Connection with our IPO
In March 2013, in connection with our IPO, we entered into the agreements described below with the limited partners of Artisan Partners Holdings, including the following persons and entities:
•Those of our currently-serving executive officers who own Class B common units of Artisan Partners Holdings.
•Artisan Investment Corporation (“AIC”), an entity controlled by Andrew A. Ziegler, our Lead Independent Director, and Carlene M. Ziegler. AIC owns all of the Class D common units of Artisan Partners Holdings.
•Private equity funds (the “H&F holders”) controlled by Hellman & Friedman LLC (“H&F”). Matthew R. Barger, one of our directors, is a senior advisor of H&F. The H&F holders no longer own any units of Artisan Partners Holdings or, to our knowledge, any shares of our common stock.
•Mr. Barger, who owns Class A common units of Artisan Partners Holdings.
•Two trusts of which Tench Coxe, one of our directors, is a co-trustee.
•Several other persons or entities who own Class A common units of Artisan Partners Holdings and greater than 5% of outstanding shares of our Class C common stock.
•Several of our employees, or entities controlled by an employee, who own (or owned) Class B common units of Artisan Partners Holdings and greater than 5% of the outstanding shares of our Class B common stock.
The rights of each of the persons and entities listed above under the agreements discussed below are, in general, the same as the rights of each other holder of the same class of partnership units. So, for instance, the rights of our currently-serving executive officers that are holders of Class B common units, under the exchange, registration rights, partnership and tax receivable agreements described below are, in general, the same as the rights of each other holder of Class B common units. The descriptions of the transactions and agreements below, including the rights and ownership interests of the persons and entities listed above, are as of February 19, 2021, unless otherwise indicated.
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
During the fiscal year ended December 31, 2020, holders of Class A, Class B and Class E common units exchanged an aggregate of 4,128,600 units for Class A common stock, and an equal number of shares of our Class B or Class C common stock, as applicable, were canceled. We expect that approximately 137 thousand common units will be exchanged on February 25, 2021.

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
As of December 31, 2020, AIC owned 3,455,973 Class D common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock AIC may sell. AIC has the right to use the resale shelf registration statement to sell shares of Class A common stock, including the right to an unrestricted number of brokered transactions and, subject to certain limitations and qualifications, marketed and unmarketed underwritten shelf takedowns.
As of December 31, 2020, our employee-partners owned an aggregate of 4,457,958 Class B common units. Under the resale and registration rights agreement, in each 12-month period, the first of which began in the first quarter of 2014, each employee-partner is permitted to sell up to (i) a number of shares of our Class A common stock representing 15% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units he or she held as of the first day of that period or, (ii) if greater, shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any previous period or periods but did not sell in such period or periods. In February 2018, our board of directors approved the sale of additional shares by certain employee-partners, including Mr. Colson and certain senior portfolio managers that own Class B common units of Artisan Partners Holdings and more than 5% of the outstanding shares of Class B common stock. In 2018, 2019 and 2020, those employee-partners were permitted to sell 20% of the aggregate number of common units and shares of Class A common stock received upon exchange of common units each held as of February 1, 2018. We expect to permit them to sell the same number of shares during the first quarters of 2021 and 2022, subject to their maintaining a minimum dollar amount in long-term incentive awards. Units sold by employee-partners in connection with underwritten offerings or otherwise redeemed by us are included when calculating the maximum number of shares each employee-partner is permitted to sell in any one-year period. Our board of directors may waive or modify the resale limitations described in this paragraph.
In total, approximately 1.0 million shares will become eligible for sale by employee-partners in the first quarter of 2021. Combined with shares that previously became eligible but have not yet been sold, approximately 3.0 million shares are eligible for sale by employee-partners in the first quarter of 2021. Because employee-partners and other employees are eligible to sell amounts of vested equity as described above and elsewhere in this 10-K, employees’ equity ownership, in the aggregate, could significantly decline over a short period of time and without additional notice.
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
If an employee-partner’s employment was terminated as a result of retirement, death or disability, the employee-partner or his or her estate may (i) as of and after the time of termination of employment, sell (A) a number of shares of our Class A common stock up to one-half of the employee-partner’s aggregate number of common units and shares of Class A common stock received upon exchange of common units held as of the date of termination of employment or, (B) if greater, shares of our Class A common stock having a market value as of the time of sale of up to $250,000, and (ii) as of and after the first anniversary of the termination, the person’s remaining shares of our Class A common stock received upon exchange of common units. Retirement, for these purposes, generally requires that the employee-partner have provided ten years of service or more at the date of retirement and offered one year’s notice (or eighteen months’ notice in the case of employee-partners who are decision-making portfolio managers or executive officers) of retirement, subject to our right to accept a shorter period of notice. Prior to February 2019, the eighteen months’ notice requirement was three years, subject to the Company’s discretion to waive the period to no less than one year.

If an employee-partner resigns or is terminated involuntarily, the employee-partner may in each 12-month period following the third, fourth, fifth and sixth anniversary of the termination, sell a number of shares of our Class A common stock up to one-fourth of the employee-partner’s aggregate number of common units and shares of Class A common stock received upon exchange of common units held as of the date of termination of his or her employment (as well as the number of shares such employee-partner could have sold in any previous period or periods but did not sell in such period or periods).
As of December 31, 2020, former employee-partners owned an aggregate of 2,670,110 Class E common units, approximately 2.6 million of which may be sold during the first quarter of 2021.
As of December 31, 2020, our initial outside investors who are holders of Class A common units owned an aggregate of 4,857,062 Class A common units exchangeable for an equal number of shares of our Class A common stock. There is no limit on the number of shares of our Class A common stock the holders of Class A common units may sell.
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

Artisan Partners Holdings will indemnify AIC, as its former general partner, us, as its current general partner, the former members of its pre-IPO Advisory Committee, the members of our stockholders committee and our directors and officers against any losses, damages, costs or expenses (including reasonable attorneys’ fees, judgments, fines and amounts paid in settlement) actually incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal or administrative (including any action by or on behalf of Artisan Partners Holdings) arising as a result of the capacities in which they serve or served Artisan Partners Holdings to the maximum extent that any of them could be indemnified if Artisan Partners Holdings were a Delaware corporation and they were directors of such corporation. In addition, Artisan Partners Holdings will pay the costs or expenses (including reasonable attorneys’ fees) incurred by the indemnified parties in advance of a final disposition of such matters so long as the indemnified party undertakes to repay the expenses if the party is adjudicated not to be entitled to indemnification.
Artisan Partners Holdings will also indemnify its officers and employees and officers and employees of its subsidiaries against any losses, damages, costs or expenses (including reasonable attorneys’ fees, judgments, fines and amounts paid in settlement) actually incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal or administrative arising as a result of their being an employee of Artisan Partners Holdings (or their serving as an officer or fiduciary of any of Artisan Partners Holdings’ subsidiaries or benefit plans or any entity of which Artisan is sponsor or adviser), provided that no employee will be indemnified or reimbursed for any claim, obligation or liability adjudicated to have arisen out of or been based upon such employee’s intentional misconduct, gross negligence, fraud or knowing violation of law.
Stockholders Agreement
Our employees (including all of our employee-partners) to whom we have granted equity have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us (which shares represented approximately 14% of the combined voting power of our capital stock as of February 19, 2021) and any shares they may acquire from us in the future to a stockholders committee currently consisting of Eric R. Colson (Chairman and Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). Any shares of our common stock that we issue to our employees in the future will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares subject to the stockholders agreement will be voted in accordance with the majority decision of the three members of the stockholders committee.
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
The stockholders agreement provides that in connection with our election of directors, the members of the stockholders committee will vote the shares subject to the agreement in support of the following:
•Matthew R. Barger, or, unless Mr. Barger is removed from the board of directors for cause, a successor selected by Mr. Barger who holds Class A common units, so long as the holders of the Class A common units beneficially own at least 5% of our outstanding capital stock. As of December 31, 2020, the holders of the Class A common units beneficially owned approximately 6% of our outstanding capital stock.
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

Tax Receivable Agreement (Exchanges)
We are party to a tax receivable agreement with each current or former holder of limited partnership units or their assignees, (the “TRA”) that generally provides for the payment by us to each of them or their assignees of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes of partnership units sold to us or exchanged (for shares of Class A common stock or other consideration) and that are created as a result of such sales or exchanges, and (ii) tax benefits related to imputed interest.
For purposes of this TRA, cash savings in tax are calculated by comparing our actual income tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA, unless certain assumptions apply. The TRA will continue until all tax benefits have been utilized or expired, unless we exercise our right to terminate the agreement or we materially breach any of our material obligations under the agreement, in which cases our obligations under the agreement will accelerate. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of purchases or exchanges of partnership units, the price of our Class A common stock at the time of such purchases or exchanges, the extent to which such transactions are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest or depreciable or amortizable basis. In addition, in the case of a change of control, our obligations will be based on different assumptions that may affect the amount of the payments required under the TRA.
As of December 31, 2020, we recorded a $404 million liability, representing amounts payable under the TRA equal to 85% of the tax benefit we expect to realize from our purchase of Class A common units in connection with the IPO; our purchase of common units since the IPO; and the quarterly exchanges made by certain limited partners pursuant to the exchange agreement. The amount assumes no material changes in the related tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRA. Additional purchases or exchanges of units of Artisan Partners Holdings will cause the liability to increase.
During 2020, we made payments under the TRA totaling approximately $26 million in the aggregate. Of that amount, $6.3 million was paid to certain of our directors or entities associated with certain directors that hold or held Class C common stock; $6.5 million was paid to our employee-partners, of which $4.9 million was paid to certain of our currently-serving executive officers and several employee-partners, or entities controlled by employee-partners, who own greater than 5% of the outstanding shares of our Class B common stock; and $1.4 million to other persons or entities who own Class A or Class E common units of Artisan Partners Holdings and greater than 5% of the outstanding shares of our Class C common stock.
Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with (i) the purchase or exchange of partnership units from March 2013 through December 31, 2020; and (ii) projected future purchases or exchanges of partnership units would aggregate to approximately $703 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (ii) occurred at a price of $50.34 per share of our Class A common stock, which was the closing price of our Class A common stock on December 31, 2020.
Under such scenario we would be required to pay the other parties to the TRA 85% of such amount, or approximately $628 million, over generally a minimum of 15 years. The actual amount may materially differ from this hypothetical amount, as potential future reductions in tax payments for us and TRA payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the TRA and will be dependent on us generating sufficient future taxable income to realize the benefit.
February 2020 Coordinated Offering
In February 2020, we entered into partnership unit purchase agreements with limited partners who elected to sell partnership units to us. Under those agreements, we used the net proceeds of our issuance of 1,802,326 shares of our Class A common stock in February 2020 to purchase 1,802,326 common units from certain employee-partners of Artisan Partners Holdings LP, including an executive officer and several employee-partners, or entities controlled by employee-partners, who owned greater than 5% of the outstanding shares of our Class B common stock. We purchased the units at a price equal to $34.96 per unit.
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

Investments in Artisan Private Funds
Several of our directors, executive officers and employees, including employees who own greater than 5% of the outstanding shares of our Class B common stock, have made investments in certain Artisan Private Funds. These investments provided the initial seed capital that supported the launch of new investment strategies and products. As is common in the investment management industry, management and incentive fees are not charged and incentive allocations are not made on these investments. The amount of management fees that would have been earned by us during 2020 had management fees been charged on investments made by related parties totaled approximately $326,441. The amount of incentive fees or allocations that would have been allocated to us in 2020 had incentive fees or allocations been made on these investments totaled approximately $297,338.
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
A related party transaction will be approved or ratified if, after considering all relevant factors, it is determined in good faith that the transaction is not inconsistent with the best interests of the Company or its stockholders. When reviewing a related party transaction that commenced without approval, all available options, including ratification, amendment and termination of the transaction, will be considered. Under the policy, any director who has an interest in a related party transaction will recuse himself or herself from any formal action with respect to the transaction as deemed appropriate by the Audit Committee or board of directors.
Director Independence
Our board of directors is composed of a majority of directors who satisfy the criteria for independence under the NYSE listing standards and do not have any material relationship with the Company. Our Board has determined that each of Jennifer A. Barbetta, Matthew R. Barger, Tench Coxe, Stephanie G. DiMarco, Jeffrey A. Joerres and Andrew A. Ziegler is independent in accordance with NYSE listing standards and our corporate governance guidelines, and does not have any relationship that would interfere with exercising independent judgment in carrying out his or her responsibilities as a director. See Item 10 for a list of the committees on which each director serves.

Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP as of and for the fiscal years ended December 31, 2020 and 2019 are set forth below. The aggregate fees included in the “Audit Fees” and the “Audit-Related Fees” categories are fees for services performed for those fiscal years. The aggregate fees included in the “Tax Fees” and “All Other Fees” categories are fees for services performed in those fiscal years.

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees	$1,068,500	$1,015,400
Audit-Related Fees (1)	350,400	301,000
Tax Fees (2)	816,900	843,400
All Other Fees	4,500	4,600
Total	$2,240,300	$2,164,400
(1) For the years ended December 31, 2020 and 2019, audit-related fees includes $187,000 and $227,500, respectively, for audit services provided to our sponsored investment products, including consolidated investment products.

(2) Tax fees for the years ended December 31, 2020 and 2019, includes $214,000 and $147,000, respectively, of fees related to tax return compliance and preparation. For the years ended December 31, 2020 and 2019, tax fees also includes $154,000 and $89,000, respectively, of fees for tax services provided to our sponsored investment products, including consolidated investment products.

Audit Fees for the fiscal years ended December 31, 2020 and 2019 were for professional services rendered for the audits of our annual financial statements, reviews of quarterly financial statements and services that are customarily provided in connection with statutory or regulatory filings.
Audit-Related Fees for the fiscal years ended December 31, 2020 and 2019 were for consultations related to the accounting or disclosure treatment of transactions, audit services provided to our sponsored investment products, and attest services related to our compliance with the Global Investment Performance Standards (GIPS). Audit-Related Fees for the fiscal year ended December 31, 2020 includes fees for the review of a registration statement filed with the SEC.
Tax Fees for the fiscal years ended December 31, 2020 and 2019 were for domestic and foreign tax return compliance, including review of partner capital accounts, and consultations related to technical interpretations, applicable laws and regulations and tax accounting.
Other Fees for the fiscal years ended December 31, 2020 and 2019 were license fees for professional publications.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee is required to pre-approve, or adopt appropriate procedures to pre-approve, all audit and non-audit services to be provided by the independent auditors. The Audit Committee will typically pre-approve specific types of audit, audit-related, tax and other services on an annual basis, and pre-approves all other services on an individual basis throughout the year as the need arises. The Audit Committee has delegated to its chairperson the authority to pre-approve independent auditor engagements between meetings of the Audit Committee. Any such pre-approvals will be reported to the entire Audit Committee at its next regular meeting.
All services for fiscal 2020 were pre-approved by the Audit Committee. In all cases, the Audit Committee concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of PricewaterhouseCoopers LLP’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.	10-K	001-35826	2.1	February 25, 2016
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.	10-K	001-35826	3.1	February 25, 2016
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.	10-K	001-35826	3.2	February 25, 2016
4.1	Description of the Registrant's Securities	10-K	001-35826	4.1	February 18, 2020
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP	10-K	001-35826	10.1	February 25, 2016
10.2	Amended and Restated Resale and Registration Rights Agreement	10-K	001-35826	10.2	February 25, 2016
10.3	Exchange Agreement	10-K	001-35826	10.3	February 25, 2016
10.4	Tax Receivable Agreement (Merger)	10-K	001-35826	10.4	February 25, 2016
10.5	Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.5	February 25, 2016
10.6	Stockholders Agreement	10-K	001-35826	10.6	February 25, 2016
10.7	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.9	February 25, 2016
10.8	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (1)	10-K	001-35826	10.10	February 25, 2016
10.9	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement	10-K	001-35826	10.12	February 25, 2016
10.10	Form of Indemnification Agreement	10-K	001-35826	10.14	February 25, 2016
10.11	Form of Indemnification Priority Agreement	10-K	001-35826	10.15	February 25, 2016
10.12	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 25, 2016
10.13	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	10-K	001-35826	10.13	February 20, 2019
10.14	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	10-K	001-35826	10.14	February 20, 2019
10.15	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Restricted Share Award Agreement (1)	10-K	001-35826	10.15	February 20, 2019
10.16	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Career Share Award Agreement (1)	10-K	001-35826	10.16	February 20, 2019
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement (1)	10-K	001-35826	10.17	February 20, 2019
10.18	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 18, 2020

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.19	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 26, 2021 (1)					X
10.20	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting (1)					X
10.21	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Career Vesting (PM) (1)					X
10.22	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Career Vesting (Non-PM) (1)					X
10.23	Form of Unit Purchase Agreement	10-K	001-35826	10.22	February 25, 2016
10.24	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.	10-K	001-35826	10.20	February 18, 2020
10.25	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	August 18, 2017
10.26	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent	8-K	001-35826	10.2	August 18, 2017
10.27	Note Purchase Agreement, dated August 16, 2012, as amended September 15, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	10-Q	001-35826	10.3	November 1, 2017
10.28	Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	June 6, 2019
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2020, 2019 and 2018
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

Artisan Partners Asset Management Inc.

Dated: February 23, 2021

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2021.

Signature	Title
/s/ Jennifer Barbetta	Director
Jennifer A. Barbetta
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Director
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Andrew A. Ziegler	Director
Andrew A. Ziegler