Form 10-Q
period 2021-03-31
Artisan Partners Asset Management Inc.
filed 2021-04-28
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 23, 2021 were 64,821,842, 3,783,601 and 10,557,209, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation, the long-term impact of the COVID-19 pandemic and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 23, 2021, as such factors may be updated from time to time. Our periodic and current reports are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
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
•our expected levels of compensation of our employees, including equity- and cash-based long-term incentive compensation;
•our expectations with respect to future expenses and the level of future expenses;
•our expected tax rate, and our expectations with respect to deferred tax assets; and
•our estimates of future amounts payable pursuant to our tax receivable agreements.
ii

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	March 31, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$215,752	$154,987
Accounts receivable	115,039	99,888
Investment securities	36,235	3,656
Property and equipment, net	37,068	35,874
Deferred tax assets	491,530	482,061
Restricted cash	629	629
Prepaid expenses and other assets	15,562	17,762
Operating lease assets	79,198	79,304
Assets of consolidated investment products
Cash and cash equivalents	65,345	43,834
Accounts receivable and other	1,557	3,587
Investment assets, at fair value	227,029	230,380
Total assets	$1,284,944	$1,151,962

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$29,585	$24,727
Accrued incentive compensation	98,542	12,924
Borrowings	199,330	199,284
Operating lease liabilities	92,278	92,671
Amounts payable under tax receivable agreements	428,270	412,468
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	94,008	109,362
Investment liabilities, at fair value	12,941	15,731
Total liabilities	954,954	867,167
Commitments and contingencies
Redeemable noncontrolling interests	124,915	93,753
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 64,821,842 and 63,131,007 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	648	631
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 3,783,601 and 4,457,958 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	38	45
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 10,557,209 and 10,983,145 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	106	110
Additional paid-in capital	114,757	107,738
Retained earnings	68,960	72,944
Accumulated other comprehensive income (loss)	(868)	(991)
Total Artisan Partners Asset Management Inc. stockholders’ equity	183,641	180,477
Noncontrolling interests - Artisan Partners Holdings	21,434	10,565
Total stockholders’ equity	$205,075	$191,042
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,284,944	$1,151,962

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Management fees	$283,965	$199,904
Performance fees	6,712	2,932
Total revenues	$290,677	$202,836
Operating Expenses
Compensation and benefits	139,465	104,717
Distribution, servicing and marketing	7,580	5,548
Occupancy	5,192	5,189
Communication and technology	9,856	9,205
General and administrative	6,775	7,217
Total operating expenses	168,868	131,876
Total operating income	121,809	70,960
Non-operating income (expense)
Interest expense	(2,685)	(2,685)
Net investment gain (loss) of consolidated investment products	6,916	(12,924)
Other net investment gain (loss)	196	(2,257)
Total non-operating income (expense)	4,427	(17,866)
Income before income taxes	126,236	53,094
Provision for income taxes	21,618	9,451
Net income before noncontrolling interests	104,618	43,643
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	23,641	16,112
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	3,699	(7,294)
Net income attributable to Artisan Partners Asset Management Inc.	$77,278	$34,825

Basic earnings per share	$1.19	$0.53
Diluted earnings per share	$1.19	$0.53
Basic weighted average number of common shares outstanding	58,758,284	53,265,479
Diluted weighted average number of common shares outstanding	58,773,269	53,265,479
Dividends declared per Class A common share	$1.28	$1.28

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net income before noncontrolling interests	$104,618	$43,643
Other comprehensive income (loss)
Foreign currency translation gain (loss)	173	(1,242)
Total other comprehensive income (loss)	173	(1,242)
Comprehensive income	104,791	42,401
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	23,691	15,920
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	3,699	(7,294)
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$77,401	$33,775

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended March 31, 2021	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2021	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	77,278	—	23,641	100,919	3,699
Other comprehensive income - foreign currency translation	—	—	—	—	—	136	37	173	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	1,254	—	(13)	(1,241)	—	—
Amortization of equity-based compensation	—	—	—	8,907	—	—	1,893	10,800	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,444	—	—	—	3,444	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,658	—	—	—	46,668	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(6,319)	—	—	(1,546)	(7,866)	—
Exchange of subsidiary equity	1	—	(1)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	48,197
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(20,734)
Distributions	—	—	—	—	—	—	(11,873)	(11,873)	—
Dividends	—	—	—	—	(81,262)	—	(42)	(81,304)	—
Balance at March 31, 2021	$648	$38	$106	$114,757	$68,960	$(868)	$21,434	$205,075	$124,915

Three months ended March 31, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2020	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	34,825	—	16,112	50,937	(7,294)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(930)	(312)	(1,242)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	521	—	(120)	(401)	—	—
Amortization of equity-based compensation	—	—	—	7,391	—	—	2,304	9,695	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	7,104	—	—	—	7,104	—
Issuance of Class A common stock, net of issuance costs	18	—	—	62,807	—	—	—	62,825	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	16	—	(16)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	3,848
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(17,076)	(17,076)	—
Dividends	—	—	—	(14,416)	(57,986)	—	(37)	(72,439)	—
Balance at March 31, 2020	$606	$60	$120	$86,224	$21,294	$(2,475)	$4,919	$110,748	$37,223
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income before noncontrolling interests	$104,618	$43,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,554	1,624
Deferred income taxes	9,777	6,881
Noncash lease expense	(272)	(789)
Net investment (gain) loss on nonconsolidated seed investment securities	(372)	2,379
(Gain) loss on disposal of property and equipment	—	(6)
Amortization of debt issuance costs	118	118
Share-based compensation	10,800	9,695
Net investment (gain) loss of consolidated investment products	(6,916)	12,924
Purchase of investments by consolidated investment products	(90,733)	(29,092)
Proceeds from sale of investments by consolidated investment products	37,395	30,160
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(15,151)	(14,841)
Prepaid expenses and other assets	(8,948)	10,762
Accounts payable and accrued expenses	89,328	52,729
Net change in operating assets and liabilities of consolidated investment products	61,578	(5,690)
Net cash provided by operating activities	192,776	120,497
Cash flows from investing activities
Acquisition of property and equipment	(408)	(631)
Leasehold improvements	(1,314)	(167)
Proceeds from sale of investment securities	12,813	5,633
Purchase of investment securities	(33,820)	(1,260)
Net cash provided by (used in) investing activities	(22,729)	3,575
Cash flows from financing activities
Partnership distributions	(11,873)	(17,076)
Dividends paid	(81,304)	(72,439)
Net proceeds from issuance of common stock	46,928	63,027
Payment of costs directly associated with the issuance of Class A common stock	(102)	(106)
Purchase of equity and subsidiary equity	(46,928)	(63,027)
Taxes paid related to employee net share settlement	(7,866)	(4,530)
Capital contributions to consolidated investment products, net	48,197	3,848
Net cash used in financing activities	(52,948)	(90,303)
Net increase (decrease) in cash, cash equivalents, and restricted cash	117,099	33,769
Net cash impact of deconsolidation of CIPs	(34,823)	—
Cash, cash equivalents and restricted cash
Beginning of period	199,450	144,255
End of period	$281,726	$178,024
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$215,752	$170,749
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	65,345	6,646
Cash, cash equivalents and restricted cash	$281,726	$178,024
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$19,246	$37,957
Establishment of amounts payable under tax receivable agreements	15,802	30,853
Increase in investment securities due to deconsolidation of CIPs	11,200	1,469
Operating lease assets obtained in exchange for operating lease liabilities	2,434	—

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2021, APAM held approximately 82% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC, controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to traditional separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”), Artisan Partners Global Funds plc (“Artisan Global Funds”), and Artisan sponsored private funds (“Artisan Private Funds”). Artisan Funds are a series of open-end mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS funds.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of March 31, 2021, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and three Artisan Private Funds and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
None.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of March 31, 2021	As of December 31, 2020
Investments in equity securities	$34,464	$2,807
Investments in equity securities accounted for under the equity method	1,771	849
Total investment securities	$36,235	$3,656
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of March 31, 2021, $33.7 million of the investment securities are related to funded long-term incentive compensation plans. The Company recognized $19 thousand of unrealized gains and $902 thousand of unrealized losses during the three months ended March 31, 2021 and 2020, respectively, related to investment securities held at the end of each period.
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2021 and December 31, 2020:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
March 31, 2021
Assets
Money market funds	$25,856	$—	$25,856	$—	$—
Equity securities	36,235	999	35,236	—	—

December 31, 2020
Assets
Money market funds	$25,855	$—	$25,855	$—	$—
Equity securities	3,656	57	3,599	—	—
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
Artisan’s borrowings consist of the following as of March 31, 2021 and December 31, 2020:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $202.8 million as of March 31, 2021. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.6 million for the three months ended March 31, 2021 and 2020.
As of March 31, 2021, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of March 31, 2021, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and three Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $62.1 million.
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
Third-party investors’ ownership interest in CIPs is presented as redeemable noncontrolling interests in the Unaudited Condensed Consolidated Statements of Financial Condition as third-party investors have the right to withdraw their capital, subject to certain conditions. Net income attributable to third-party investors is reported as net income (loss) attributable to noncontrolling interests - consolidated investment products in the Unaudited Consolidated Statements of Operations.
During the three months ended March 31, 2021, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund upon the redemption of the Company's seed investment. Upon loss of control, the VIE was deconsolidated and the following assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

As of January 1, 2021
Assets of consolidated investment products
Cash and cash equivalents	$34,823
Accounts receivable and other	1,769
Investment assets, at fair value	72,868
Less: Amounts reclassified to investment securities	(11,200)
Total assets	$98,260
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	$76,960
Investment liabilities, at fair value	566
Total liabilities	$77,526
Redeemable noncontrolling interests	$20,734
Total liabilities and equity	$98,260
There was no net impact to the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2021. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value.
As of March 31, 2021, Artisan held direct equity investments of $1.8 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.

Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. Derivative assets and liabilities are generally comprised of put and call options on securities and indices. Put and call options are valued at the mid price (average of bid price and ask price) as provided by the pricing vendor at the close of trading on the contract's principal exchange. The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2021 and December 31, 2020:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2021
Assets
Money market funds	$4,270	$4,270	$—	$—
Equity securities - long position	84,543	81,937	2,606	—
Fixed income instruments - long position	142,486	—	142,486	—

Liabilities
Fixed income instruments - short position	$12,786	$—	$12,786	$—
Derivative liabilities	155	—	155	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market funds	$7,822	$7,822	$—	$—
Equity securities - long position	83,960	83,027	933	—
Fixed income instruments - long position	133,518	—	133,518	—
Derivative assets	12,902	12,902	—	—

Liabilities
Fixed income instruments - short position	$14,978	$—	$14,978	$—
Derivative liabilities	753	566	187	—

CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of March 31, 2021	As of December 31, 2020
Net CIP assets included in the table above	$218,358	$222,471
Net CIP assets/(liabilities) not included in the table above	(31,376)	(69,763)
Total Net CIP assets	186,982	152,708
Less: redeemable noncontrolling interests	124,915	93,753
Artisan’s direct equity investment in CIPs	$62,067	$58,955

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2021, APAM held approximately 82% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2021, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2020	63,131,007	15,441,103	78,572,110	80%
2021 Follow-On Offering	963,614	(963,614)	—	1%
Holdings Common Unit Exchanges(1)	136,679	(136,679)	—	—%
Issuance of APAM Restricted Shares	740,249	—	740,249	1%
Delivery of Shares Underlying RSUs (1)	1,074	—	1,074	—%
Restricted Share Award Net Share Settlement (1)	(150,781)	—	(150,781)	—%
Balance at March 31, 2021	64,821,842	14,340,810	79,162,652	82%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Three Months Ended March 31,
	2021	2020
Additional paid-in capital	$1,254	$521
Noncontrolling interests - Artisan Partners Holdings	(1,241)	(401)
Accumulated other comprehensive income (loss)	(13)	(120)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.7 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of March 31, 2021 and December 31, 2020, respectively:

		Outstanding
	Authorized	As of March 31, 2021	As of December 31, 2020	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	64,821,842	63,131,007	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	3,783,601	4,457,958	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	10,557,209	10,983,145	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2021, Artisan’s employees held 5,297,254 restricted shares of Class A common stock and all 3,783,601 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2021 and 2020:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2021	2020
Quarterly	Class A Common	$0.97	$0.68
Special Annual	Class A Common	$0.31	$0.60

The following table summarizes APAM’s stock transactions for the three months ended March 31, 2021:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2020	78,572,110	63,131,007	4,457,958	10,983,145
2021 Follow-On Offering	—	963,614	(638,614)	(325,000)
Holdings Common Unit Exchanges	—	136,679	(35,743)	(100,936)
Restricted Share Award Grants	740,249	740,249	—	—
Restricted Share Award Net Share Settlement	(150,781)	(150,781)	—	—
Delivery of Shares Underlying RSUs	1,074	1,074	—	—
Balance at March 31, 2021	79,162,652	64,821,842	3,783,601	10,557,209

(1) There were 328,310 and 304,570 restricted stock units outstanding at March 31, 2021 and December 31, 2020, respectively. In addition, there were 135,230 performance share units outstanding at March 31, 2021. Based on the current status of the market and performance conditions, the 135,230 unvested performance share units would ultimately result in the issuance of 165,233 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Holdings Partnership Distributions to Limited Partners	$11,873	$17,076
Holdings Partnership Distributions to APAM	48,546	45,104
Total Holdings Partnership Distributions	$60,419	$62,180
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Management fees
Artisan Funds	$165,807	$114,679
Artisan Global Funds	10,864	8,116
Separate accounts(1)	107,294	77,109
Performance fees
Separate accounts(1)	6,712	2,932
Total revenues(2)	$290,677	$202,836
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

The following table presents the balances of receivables related to contracts with customers:

	As of March 31, 2021	As of December 31, 2020
Customer
Artisan Funds	$9,202	$5,227
Artisan Global Funds	4,664	4,473
Separate accounts	93,447	87,971
Total receivables from contracts with customers	$107,313	$97,671
Non-customer receivables	7,726	2,217
Accounts receivable	$115,039	$99,888
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate account clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of March 31, 2021 or December 31, 2020.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2021	2020
Salaries, incentive compensation and benefits (1)	$128,364	$95,530
Long-term incentive compensation awards
Long-term cash incentive compensation expense	1,214	—
Restricted share-based award compensation expense	9,887	9,187
Total compensation and benefits	$139,465	$104,717

(1) Excluding long-term incentive compensation awards
Incentive compensation
Cash incentive compensation paid to members of Artisan’s investment teams and members of its distribution teams is generally based on formulas that are tied directly to revenues. The majority of this incentive compensation is earned on a quarterly basis and paid in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter payments which are paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and is generally paid on an annual basis.
Long-term incentive compensation awards consist of both APAM restricted share-based awards and long-term cash awards, which are referred to as franchise capital awards. These awards are described in more detail below.
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
Unvested restricted share-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 3,780,523 shares of Class A common stock were reserved and available for issuance under the Plan as of March 31, 2021.
During the three months ended March 31, 2021, Artisan granted 740,249 restricted stock awards, 1,306 restricted stock units, and 75,230 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2021 grant is expected to be approximately $44.4 million.
The following tables summarize the restricted share-based award activity for the three months ended March 31, 2021:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2021	$35.09	5,293,642
Granted	52.93	741,555
Forfeited	—	—
Vested	31.34	(627,816)
Unvested at March 31, 2021	$37.97	5,407,381

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2021	$52.45	60,000
Granted	68.58	75,230
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2021	$61.42	135,230

Based on the current status of the market and performance conditions, the 135,230 unvested performance share units would ultimately result in the issuance of 165,233 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of March 31, 2021 was $106.3 million with a weighted average recognition period of 3.7 years remaining. The unrecognized compensation expense for the unvested performance share units as of March 31, 2021 was $7.0 million with a weighted average recognition period of 3.4 years remaining.

During the three months ended March 31, 2021, the Company withheld a total of 150,781 restricted shares and paid $7.9 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the three months ended March 31, 2021, Artisan granted $35.0 million of franchise capital awards to investment team members in lieu of restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are invested in one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
The company hedges its economic exposure to the change in value of these awards due to market movements by investing the cash reserved for the awards in the underlying investments. The franchise capital award liability and the underlying investment holdings are marked to market each quarter. The change in value of the award liability is recognized as a compensation expense on a straight-line basis over the required service period. The change in value of the underlying investment holdings is recognized in non-operating income (expense) in the period of change. While there is a timing difference between the recognition of the compensation expense and the offsetting investment gain or loss, the compensation expense and investment income will net to zero at the end of the multi-year vesting period for all awards that ultimately vest.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2021, approximately 20% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards.
APAM’s effective tax rate was 17.1% and 17.8% for the three months ended March 31, 2021 and 2020, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2021	2020
Current:
Federal	$9,032	$1,593
State and local	2,647	868
Foreign	162	109
Total	11,841	2,570
Deferred:
Federal	8,312	5,898
State and local	1,465	983
Total	9,777	6,881
Income tax expense (benefit)	$21,618	$9,451
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2021 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under tax receivable agreements
December 31, 2020	$446,954	$412,468
2021 Follow-On Offering	16,362	13,908
2021 Holdings Common Unit Exchanges	2,228	1,894
Amortization	(9,661)	—
March 31, 2021	$455,883	$428,270
Net deferred tax assets comprise the following:

	As of March 31, 2021	As of December 31, 2020
Deferred tax assets:
Amortizable basis (1)	$455,883	$446,954
Other (2)	35,647	35,107
Total deferred tax assets	491,530	482,061
Less: valuation allowance (3)	—	—
Net deferred tax assets	$491,530	$482,061

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $1.3 million as of March 31, 2021 and December 31, 2020. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.2 million as of March 31, 2021 and December 31, 2020. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2021, U.S. federal income tax returns filed for the years 2017 through 2019 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2016 to 2019.
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
The computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2021	2020
Numerator:
Net income attributable to APAM	$77,278	$34,825
Less: Allocation to participating securities	7,139	6,835
Net income available to common stockholders	$70,139	$27,990
Denominator:
Basic weighted average shares outstanding	58,758,284	53,265,479
Dilutive effect of nonparticipating equity awards	14,985	—
Diluted weighted average shares outstanding	58,773,269	53,265,479
Earnings per share - Basic	$1.19	$0.53
Earnings per share - Diluted	$1.19	$0.53
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

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2021	2020
Holdings limited partnership units	15,068,264	20,069,152
Unvested restricted share-based awards	5,333,755	5,177,625
Total	20,402,019	25,246,777

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
Artisan Funds	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$165,966	$114,767
Expense reimbursements	$159	$88
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

Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Global Funds	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$10,887	$8,176
Elimination of fees from consolidated investment products(1)	(18)	(13)
Consolidated investment advisory fees (Gross of expense reimbursements)	$10,869	$8,163

Expense reimbursements	$88	$95
Elimination of expense reimbursements from consolidated investment products (1)	(83)	(48)
Consolidated expense reimbursements	$5	$47

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
Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Private Funds	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$2,385	$1,280
Elimination of fees from consolidated investment products (1)	(111)	(51)
Consolidated investment advisory fees (Gross of expense reimbursements)	$2,274	$1,229

Expense reimbursements	$79	$45
Elimination of expense reimbursements from consolidated investment products (1)	(40)	(13)
Consolidated expense reimbursements	$39	$32

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective April 27, 2021, a distribution by Artisan Partners Holdings of $57.1 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective April 27, 2021, a quarterly dividend of $0.88 per share of Class A common stock. The APAM dividend is payable on May 28, 2021, to shareholders of record as of May 14, 2021.
TRA Payments
On April 15, 2021 the Company made a payment of $23.8 million under the tax receivable agreements representing a portion of the Company's estimated total 2021 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of March 31, 2021, our nine autonomous investment teams managed a total of 20 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2021, approximately 78% of our assets under management were managed for clients and investors domiciled in the U.S. and 22% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business and financial highlights for the quarter included:
•On March 1, 2021, we launched the Artisan China Post-Venture Strategy.
•During the three months ended March 31, 2021, our assets under management increased to $162.9 billion, an increase of $5.1 billion, or 3%, compared to $157.8 billion at December 31, 2020, as a result of $3.7 billion of investment returns and $1.4 billion of net client cash inflows.
•Average assets under management for the three months ended March 31, 2021 were $162.9 billion, an increase of 43% from the average of $113.8 billion for the three months ended March 31, 2020, and an increase of 12% from the average of $145.0 billion for the three months ended December 31, 2020.
•We earned $290.7 million in revenue for the three months ended March 31, 2021, an increase of 43% from revenues of $202.8 million for the three months ended March 31, 2020.
•Our operating margin was 41.9% for the three months ended March 31, 2021, compared to 35.0% for the three months ended March 31, 2020.
•We generated $1.19 of earnings per basic and diluted share and $1.13 of adjusted EPS.
•We declared and distributed dividends of $1.28 per share of Class A common stock during the three months ended March 31, 2021.
•We declared, effective April 27, 2021, a quarterly dividend of $0.88 per share of Class A common stock.

COVID-19 Pandemic
The COVID-19 pandemic continues to impact the manner in which we operate. As of the date of this filing, the majority of our employees are working from home and our employees have significantly reduced business travel. Additionally, many third-party vendors on whom we rely for certain critical functions are also operating in remote environments. Given the continued uncertainty surrounding the COVID-19 pandemic, it is difficult to predict how long such remote working conditions and reduced business travel will last. We expect most operating costs to return to pre-COVID-19 levels when employees fully return to the office and resume business travel.
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
Our employees and other limited partners of Holdings held approximately 18% of the equity interests in Holdings as of March 31, 2021. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
2021 Follow-On Offering and Holdings Unit Exchanges
On March 1, 2021, the Company sold 963,614 shares of Class A common stock in an underwritten offering and utilized all of the proceeds to purchase an aggregate of 963,614 common units from certain limited partners of Holdings. In connection with the offering, APAM received 963,614 GP units of Holdings.
During the three months ended March 31, 2021, certain limited partners of Holdings exchanged 136,679 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 136,679 shares of Class A common stock. In connection with the exchanges, APAM received 136,679 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 80% at December 31, 2020 to 82% at March 31, 2021, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions materially affect our financial performance. The following table presents the total returns of relevant market indices for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
S&P 500 total returns	6.2%	(19.6)%
MSCI All Country World total returns	4.6%	(21.4)%
MSCI EAFE total returns	3.5%	(22.8)%
Russell Midcap® total returns	8.1%	(27.1)%
MSCI Emerging Markets Index	2.3%	(23.6)%
ICE BofA U.S. High Yield Master II Total Return Index	0.9%	(13.1)%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2021		2020
	(unaudited; dollars in millions)
Assets under management at period end	$162,883		$95,224
Average assets under management (1)	$162,907		$113,802
Net client cash flows (2)	$1,403		$(418)
Total revenues	$290.7		$202.8
Weighted average management fee (3)	70.8	bps	70.7	bps
Operating margin	41.9%		35.0%

(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested. Prior period net client cash flows have been recast to exclude Artisan Funds' distributions.

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

The table below sets forth changes in our total assets under management:

	For the Three Months Ended March 31,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Beginning assets under management	$157,776	$121,016	$36,760	30.4%
Gross client cash inflows	10,107	7,079	3,028	42.8%
Gross client cash outflows	(8,704)	(7,497)	(1,207)	(16.1)%
Net client cash flows (1)	1,403	(418)	1,821	435.6%
Artisan Funds' distributions not reinvested (2)	(37)	(31)	(6)	(19.4)%
Investment returns and other (3)	3,741	(25,343)	29,084	114.8%
Ending assets under management	$162,883	$95,224	$67,659	71.1%
Average assets under management	$162,907	$113,802	$49,105	43.1%

(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested. Prior period net client cash flows have been recast to exclude Artisan Funds' distributions.

(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds, including in the Artisan High Income Fund.
(3) Includes the impact of translating the value of assets under management denominated in non-USD currencies into US dollars. The impact was immaterial for the periods presented.
During the quarter, our AUM increased by $5.1 billion due to $3.7 billion in investment returns and $1.4 billion of net client cash inflows. 14 of our 20 investment strategies had net inflows, totaling $3.5 billion. Our ten strategies with inception dates beginning in 2014 or later had $2.3 billion in net inflows. We expect those strategies as a group to continue to experience net inflows.
Our US Mid-Cap Growth, Non-US Growth, Global Opportunities, US Mid-Cap Value, Value Equity, and Global Value strategies had a total of $2.1 billion of net outflows during the quarter, which partially offset the net inflows described above.
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
As of the date of this filing, our US Small-Cap Growth and Global Opportunities strategies have limited availability to most new client relationships. On April 30, 2021, our High Income strategy will limit new client investments in the Artisan High Income Fund. The High Income strategy remains open to new client relationships in other offered vehicles.
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
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2021. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 10% of our assets under management at March 31, 2021, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$25,470	59.48%	19.39%	19.82%	15.06%	12.77%	631
MSCI All Country World Index			54.60%	12.06%	13.21%	9.14%	6.46%
Global Discovery Strategy	9/1/2017	$2,080	66.65%	24.46%	---	---	23.79%	1,176
MSCI All Country World Index			54.60%	12.06%	---	---	12.03%
US Mid-Cap Growth Strategy	4/1/1997	$16,512	76.97%	26.89%	22.40%	16.12%	16.51%	602
Russell Midcap® Index			73.64%	14.72%	14.67%	12.46%	10.91%
Russell Midcap® Growth Index			68.61%	19.39%	18.38%	14.10%	10.49%
US Small-Cap Growth Strategy	4/1/1995	$6,402	82.14%	28.30%	27.19%	18.08%	12.70%	369
Russell 2000® Index			94.85%	14.75%	16.34%	11.67%	10.05%
Russell 2000® Growth Index			90.20%	17.15%	18.60%	13.01%	9.01%
Global Equity Team
Global Equity Strategy	4/1/2010	$2,949	53.32%	17.44%	18.65%	14.21%	14.36%	478
MSCI All Country World Index			54.60%	12.06%	13.21%	9.14%	9.58%
Non-US Growth Strategy	1/1/1996	$21,208	38.21%	8.68%	10.08%	8.29%	10.22%	511
MSCI EAFE Index			44.57%	6.02%	8.84%	5.52%	5.11%
Non-US Small-Mid Growth Strategy	1/1/2019	$8,113	69.72%	---	---	---	31.56%	1,438
MSCI All Country World Index Ex USA Small Mid Cap			62.05%	---	---	---	17.18%
China Post-Venture Strategy(2)	4/1/2021	$56	---	---	---	---	---	—
MSCI China SMID Cap Index			---	---	---	---	---
US Value Team
Value Equity Strategy	7/1/2005	$3,672	72.29%	13.40%	14.35%	11.52%	9.37%	133
Russell 1000® Index			60.59%	17.29%	16.65%	13.96%	10.38%
Russell 1000® Value Index			56.09%	10.95%	11.73%	10.98%	8.04%
US Mid-Cap Value Strategy	4/1/1999	$4,041	88.59%	11.22%	12.24%	10.36%	12.93%	291
Russell Midcap® Index			73.64%	14.72%	14.67%	12.46%	10.18%
Russell Midcap® Value Index			73.76%	10.69%	11.59%	11.05%	10.02%
International Value Team
International Value Strategy	7/1/2002	$26,995	63.26%	9.68%	11.10%	9.86%	12.11%	566
MSCI EAFE Index			44.57%	6.02%	8.84%	5.52%	6.45%
International Small Cap Value	11/1/2020	$18	---	---	---	---	34.84%	630
MSCI All Country World Index Ex USA Small Cap			---	---	---	---	28.54%
Global Value Team
Global Value Strategy	7/1/2007	$24,446	67.53%	9.95%	12.04%	11.70%	9.20%	319
MSCI All Country World Index			54.60%	12.06%	13.21%	9.14%	6.01%
Select Equity Strategy	3/1/2020	$22	66.49%	---	---	---	31.45%	(225)
S&P 500 Market Index			56.35%	---	---	---	33.70%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$735	67.94%	8.30%	15.03%	4.63%	7.22%	85
MSCI Emerging Markets Index			58.39%	6.47%	12.06%	3.65%	6.37%
Credit Team
High Income Strategy	4/1/2014	$6,905	31.54%	8.89%	10.25%	---	8.12%	282
ICE BofA US High Yield Master II Total Return Index			23.31%	6.52%	7.93%	---	5.30%
Credit Opportunities Strategy	7/1/2017	$105	58.53%	14.34%	---	---	14.66%	905
ICE BofA US High Yield Master II Total Return Index			23.31%	6.52%	---	---	5.61%
Developing World Team
Developing World Strategy	7/1/2015	$9,255	94.54%	29.81%	26.43%	---	21.05%	1,321
MSCI Emerging Markets Index			58.39%	6.47%	12.06%	---	7.84%

Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,918	56.12%	23.32%	---	---	27.68%	1,156
S&P 500 Market Index			56.35%	16.76%	---	---	16.12%
Antero Peak Hedge Strategy	11/1/2017	$981	40.58%	17.69%	---	---	19.09%	336
S&P 500 Market Index			56.35%	16.76%	---	---	15.73%

Total Assets Under Management		$162,883

(1) Value-added is the amount in basis points by which the average annual gross composite return of each of our strategies has outperformed or underperformed the benchmark most commonly used by our separate account clients to compare the performance of the relevant strategy. The benchmark most commonly used by clients in the US Mid-Cap Growth, US Small-Cap Growth, Value Equity and US Mid-Cap Value strategies is the style benchmark and for all other strategies is the broad market benchmark. Reporting on this metric prior to September 30, 2020, compared all composite performance to the broad benchmark. Value-added for periods less than one year is not annualized. The Artisan High Income and Credit Opportunities strategies hold loans and other security types that are not included in the ICE BofA U.S. High Yield Master II Total Return Index. At times, this causes material differences in relative performance. The Antero Peak and Antero Peak Hedge strategies' investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

(2) The China Post-Venture strategy composite performance began on April 1, 2021. As a result, there is not a performance track record as of March 31, 2021.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	US Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	Total
March 31, 2021		(unaudited; in millions)
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$157,776
Gross client cash inflows	2,157	1,524	90	2,318	1,230	71	920	1,360	437	10,107
Gross client cash outflows	(3,123)	(1,197)	(445)	(1,514)	(1,283)	(16)	(361)	(678)	(87)	(8,704)
Net client cash flows (1)	(966)	327	(355)	804	(53)	55	559	682	350	1,403
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(37)	—	—	(37)
Investment returns and other	(1,255)	(57)	919	2,086	2,104	1	150	(280)	73	3,741
Ending assets under management	$50,464	$32,326	$7,713	$27,013	$24,468	$735	$7,010	$9,255	$3,899	$162,883
Average assets under management	$53,049	$32,541	$7,426	$25,842	$23,147	$744	$6,737	$9,643	$3,778	$162,907
March 31, 2020
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Gross client cash inflows	1,420	1,310	441	1,273	640	282	632	588	493	7,079
Gross client cash outflows	(2,157)	(1,346)	(686)	(1,404)	(840)	(4)	(625)	(310)	(125)	(7,497)
Net client cash flows (1)	(737)	(36)	(245)	(131)	(200)	278	7	278	368	(418)
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(31)	—	—	(31)
Investment returns and other	(4,365)	(5,800)	(2,184)	(5,974)	(5,806)	(135)	(514)	(286)	(279)	(25,343)
Ending assets under management	$29,691	$22,024	$4,973	$15,895	$13,701	$377	$3,312	$3,366	$1,885	$95,224
Average assets under management	$33,702	$26,218	$6,337	$20,054	$17,963	$352	$3,754	$3,492	$1,930	$113,802
(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested. Prior period net client cash flows have been recast to exclude Artisan Funds' distributions.

(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds, including in the Artisan High Income Fund.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, investment vehicle and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of March 31, 2021		As of March 31, 2020
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$104,152	63.9%	$63,397	66.6%
Intermediary	51,609	31.7%	27,868	29.3%
Retail	7,122	4.4%	3,959	4.1%
Ending Assets Under Management	$162,883	100.0%	$95,224	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 11% of our total assets under management as of March 31, 2021.
The following tables set forth the changes in our assets under management for Artisan Funds and Artisan Global Funds in the aggregate, and separate accounts:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts (1)	Total
March 31, 2021	(unaudited; in millions)
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	7,601	2,506	10,107
Gross client cash outflows	(5,021)	(3,683)	(8,704)
Net client cash flows (2)	2,580	(1,177)	1,403
Artisan Funds' distributions not reinvested (3)	(37)	—	(37)
Investment returns and other	1,537	2,204	3,741
Net transfers (4)	(37)	37	—
Ending assets under management	$78,789	$84,094	$162,883
Average assets under management	$78,311	$84,596	$162,907
March 31, 2020
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	4,725	2,354	7,079
Gross client cash outflows	(5,544)	(1,953)	(7,497)
Net client cash flows (2)	(819)	401	(418)
Artisan Funds' distributions not reinvested (3)	(31)	—	(31)
Investment returns and other	(11,947)	(13,396)	(25,343)
Net transfers (4)	(65)	65	—
Ending assets under management	$44,426	$50,798	$95,224
Average assets under management	$53,775	$60,027	$113,802

(1) Separate account AUM consists of the assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. Separate account AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds.

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
(4) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

Results of Operations
Three months ended March 31, 2021, Compared to Three months ended March 31, 2020

	For the Three Months Ended March 31,		For the Period-to-Period
	2021	2020	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$290.7	$202.8	$87.9	43%
Operating Expenses
Total compensation and benefits	139.5	104.7	34.8	33%
Other operating expenses	29.4	27.1	2.3	8%
Total operating expenses	168.9	131.8	37.1	28%
Total operating income	121.8	71.0	50.8	72%
Non-operating income (expense)
Interest expense	(2.7)	(2.7)	—	—%
Other non-operating income	7.1	(15.2)	22.3	147%
Total non-operating income (expense)	4.4	(17.9)	22.3	125%
Income before income taxes	126.2	53.1	73.1	138%
Provision for income taxes	21.6	9.5	12.1	127%
Net income before noncontrolling interests	104.6	43.6	61.0	140%
Less: Noncontrolling interests - Artisan Partners Holdings	23.6	16.1	7.5	47%
Less: Noncontrolling interests - consolidated investment products	3.7	(7.3)	11.0	151%
Net income attributable to Artisan Partners Asset Management Inc.	$77.3	$34.8	$42.5	122%
Share Data
Basic earnings per share	$1.19	$0.53
Diluted earnings per share	$1.19	$0.53
Basic weighted average number of common shares outstanding	58,758,284	53,265,479
Diluted weighted average number of common shares outstanding	58,773,269	53,265,479

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
Approximately 3% of our $162.9 billion of assets under management as of March 31, 2021 have performance fee billing arrangements. Performance fees of $6.7 million were recognized in the three months ended March 31, 2021, compared to $2.9 million in the three months ended March 31, 2020.
The increase in revenues of $87.9 million, or 43%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was driven primarily by a $49.1 billion, or 43%, increase in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 70.8 basis points for the three months ended March 31, 2021 compared to 70.7 basis points for the three months ended March 31, 2020.

The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2021	2020	2021	2020
	(unaudited; dollars in millions)
Investment advisory fees	$114.0	$80.0	$176.7	$122.8
Weighted average management fee(1)	51.5 bps	51.7 bps	91.5 bps	91.8 bps
Percentage of ending AUM	52%	53%	48%	47%
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
Operating Expenses
Operating expenses increased $37.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of higher incentive compensation and third-party distribution expense related to increased revenues and increases in other compensation and benefits expenses.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$128.4	$95.5	$32.9	34%
Long-term incentive compensation awards	11.1	9.2	1.9	21%
Total compensation and benefits	$139.5	$104.7	$34.8	33%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation, and benefits was driven primarily by a $28.1 million increase in quarterly incentive compensation for our investment and marketing professionals as a result of the increase in revenue.
Long-term incentive compensation award expense increased $1.9 million, as the awards granted during 2020 and 2021 had a higher value than the awards that became fully vested in 2020 and 2021. During the three months ended March 31, 2021, the Company's board of directors approved a grant of $79.4 million of long-term incentive awards consisting of $44.4 million of restricted share-based awards and $35.0 million of long-term cash awards. Long-term incentive compensation award expense for all outstanding awards is expected to be approximately $11 million per quarter in 2021, excluding the impact of investment returns.
During the first quarter of 2021, we made our first award of franchise capital awards to investment professionals in lieu of additional grants of restricted share-based awards. We designed the franchise capital awards as an added feature to our long-term incentive program to enhance the alignment between our investment professionals and clients, and to provide investment professionals with greater control over their long-term economic outcome. Franchise capital awards are cash awards that are subject to the same long-term vesting and forfeiture provisions as our restricted share-based awards. Prior to vesting, though, the franchise capital awards will generally be invested in one or more of the investment strategies managed by the award recipient’s investment team.
Total compensation and benefits was 48% and 52% of our revenues for the three months ended March 31, 2021, and 2020, respectively. The percentage decreased as revenue increased at a higher rate than compensation and benefits.
Other operating expenses
Other operating expenses increased $2.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in third-party distribution expense as a result of an increase in AUM subject to those fees and an increase in professional fees. Those increases were partially offset by a $1.6 million decrease in travel and entertainment expenses resulting from the COVID-19 pandemic.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended March 31,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.7)	$—	—%
Net investment gain (loss) of consolidated investment products	6.9	(12.9)	19.8	153%
Other investment gain (loss)	0.2	(2.3)	2.5	109%
Total non-operating income (expense)	$4.4	$(17.9)	$22.3	125%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2021 and 2020 was 17.1% and 17.8%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 20% and 26% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2021 and 2020, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and by the tax deduction related to the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense related to market valuation changes in compensation plans, and (3) net investment gain (loss) of investment products. These adjustments also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense related to market valuation changes in compensation plans, and (3) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.7% and 24.5% for the 2021 and 2020 periods presented, respectively.
•Adjusted net income per adjusted share is calculated by dividing adjusted net income by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested Class A share-based awards and the exchange of all outstanding limited partnership units of Artisan Partners Holdings for Class A common stock of APAM on a one-for-one basis.
•Adjusted operating income represents the operating income of the consolidated company excluding compensation expense related to market valuation changes in compensation plans.
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
Compensation expense related to market valuation changes in compensation plans represents the expense (income) associated with the change in the long term incentive award liability resulting from investment returns of the underlying investment products. Because the compensation expense impact of the investment market exposure is economically hedged, management believes it is useful to reflect the expected net income offset in the calculation of adjusted operating income, adjusted net income, and adjusted EBITDA. The related investment gain (loss) on the underlying investments is included in the adjustment for net investment gain (loss) of investment products.
Net investment gain (loss) of investment products represents the non-operating income (expense) related to the Company’s investments, in both consolidated investment products and nonconsolidated investment products, including investments held to economically hedge compensation plans. Excluding these non-operating market gains or losses on investments provides greater transparency to evaluate the profitability and efficiency of the underlying operations of the business.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2021	2020
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$77.3	$34.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	23.6	16.1
Add back: Provision for income taxes	21.6	9.5
Add back: Compensation expense related to market valuation changes in compensation plans	—	—
Add back: Net (gain) loss on the tax receivable agreements	—	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(3.3)	8.1
Less: Adjusted provision for income taxes	29.4	16.8
Adjusted net income (Non-GAAP)	$89.8	$51.7

Average shares outstanding
Class A common shares	58.7	53.3
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.4	5.1
Artisan Partners Holdings units outstanding (noncontrolling interests)	15.1	20.1
Adjusted shares	79.2	78.5

Basic and diluted earnings per share (GAAP)	$1.19	$0.53
Adjusted net income per adjusted share (Non-GAAP)	$1.13	$0.66

Operating income (GAAP)	$121.8	$71.0
Add back: Compensation expense related to market valuation changes in compensation plans	—	—
Adjusted operating income (Non-GAAP)	$121.8	$71.0

Operating margin (GAAP)	41.9%	35.0%
Adjusted operating margin (Non-GAAP)	41.9%	35.0%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$77.3	$34.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	23.6	16.1
Add back: Net (gain) loss on the tax receivable agreements	—	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(3.3)	8.1
Add back: Compensation expense related to market valuation changes in compensation plans	—	—
Add back: Interest expense	2.7	2.7
Add back: Provision for income taxes	21.6	9.5
Add back: Depreciation and amortization	1.6	1.6
Adjusted EBITDA (Non-GAAP)	$123.5	$72.8

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited; in millions)
Cash and cash equivalents	$215.8	$155.0
Accounts receivable	$115.0	$99.9
Seed investments(1)	$63.3	$62.6
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $35.0 of investments made related to funded long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2021, none of our receivables were considered uncollectible.
We utilize capital to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of March 31, 2021, the balance of all seed investments, including investments in consolidated investment products, was $63.3 million. The seed investments are generally redeemable at our discretion.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the three months ended March 31, 2021.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2021.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2021 and 2020, were as follows:

	For the Three Months Ended March 31,
	2021	2020
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$11.9	$17.1
Holdings Partnership Distributions to APAM	48.5	45.1
Total Holdings Partnership Distributions	$60.4	$62.2

On April 27, 2021, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $57.1 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.

APAM declared and paid the following dividends per share during the three months ended March 31, 2021 and 2020:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2021	2020
Quarterly	Class A Common	$0.97	$0.68
Special Annual	Class A Common	$0.31	$0.60
Our board of directors declared, effective April 27, 2021, a variable quarterly dividend of $0.88 per share of Class A common stock with respect to the March quarter of 2021, payable on May 28, 2021 to stockholders of record as of the close of business on May 14, 2021. The variable quarterly dividend represents approximately 80% of the cash generated in the March quarter of 2021 and a pro-rata portion of 2021 tax savings related to our tax receivable agreements.
Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect cash generation will generally equal adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards (which we expect will approximate 4% of investment management revenues each quarter) with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $428.3 million liability as of March 31, 2021. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. In 2021, we expect to make payments of approximately $32 million related to the TRAs, $23.8 million of which we paid on April 15, 2021.

Cash Flows

	For the Three Months Ended March 31,
	2021	2020
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$199.5	$144.3
Net cash provided by operating activities	192.7	120.4
Net cash provided by (used in) investing activities	(22.7)	3.6
Net cash used in financing activities	(53.0)	(90.3)
Net impact of deconsolidation of consolidated investment products	(34.8)	—
Cash, cash equivalents and restricted cash as of March 31	$281.7	$178.0
Net cash provided by operating activities increased $72.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in operating income resulting from higher AUM and revenues as well as timing differences in working capital accounts. For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, our operating income, excluding share-based related compensation expense, increased $51.5 million. Working capital positively impacted operating cash flows by $17.1 million.
Net cash used in investment activities increased $26.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $25.4 million increase in net purchases of investment securities, primarily related to investments made in connection with the funding of a long-term incentive compensation plan.
Net cash used by financing activities decreased $37.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $44.3 million increase in contributions from noncontrolling interests in our consolidated investment products, partially offset by an $8.9 million increase in dividends paid.
During the three months ended March 31, 2021, the Company determined that it no longer has a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $34.8 million decrease in cash, cash equivalents and restricted cash.
Certain Contractual Obligations
As of March 31, 2021, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $412.5 million at December 31, 2020 to $428.3 million at March 31, 2021. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. In 2021, we expect to make payments of approximately $32 million related to the TRAs, $23.8 million of which we paid on April 15, 2021.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020.
New or Revised Accounting Standards
None.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities
None.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2021 and 2020.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: April 28, 2021

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)