Form 10-Q
period 2021-06-30
Artisan Partners Asset Management Inc.
filed 2021-08-04
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 30, 2021 were 64,839,462, 3,647,533 and 10,555,009, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$228,738	$154,987
Accounts receivable	121,654	99,888
Investment securities	49,890	3,656
Property and equipment, net	37,367	35,874
Deferred tax assets	483,688	482,061
Restricted cash	629	629
Prepaid expenses and other assets	18,564	17,762
Operating lease assets	75,869	79,304
Assets of consolidated investment products
Cash and cash equivalents	12,455	43,834
Accounts receivable and other	2,933	3,587
Investment assets, at fair value	188,027	230,380
Total assets	$1,219,814	$1,151,962

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$27,023	$24,727
Accrued incentive compensation	109,835	12,924
Borrowings	199,375	199,284
Operating lease liabilities	88,822	92,671
Amounts payable under tax receivable agreements	406,365	412,468
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	47,365	109,362
Investment liabilities, at fair value	10,107	15,731
Total liabilities	888,892	867,167
Commitments and contingencies
Redeemable noncontrolling interests	90,458	93,753
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 64,839,462 and 63,131,007 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	648	631
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 3,647,533 and 4,457,958 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	36	45
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 10,555,009 and 10,983,145 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	106	110
Additional paid-in capital	119,855	107,738
Retained earnings	100,429	72,944
Accumulated other comprehensive income (loss)	(817)	(991)
Total Artisan Partners Asset Management Inc. stockholders’ equity	220,257	180,477
Noncontrolling interests - Artisan Partners Holdings	20,207	10,565
Total stockholders’ equity	$240,464	$191,042
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,219,814	$1,151,962

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Management fees	$300,870	$194,927	$584,835	$394,831
Performance fees	4,079	8,015	10,791	10,947
Total revenues	$304,949	$202,942	$595,626	$405,778
Operating Expenses
Compensation and benefits	138,013	102,204	277,478	206,921
Distribution, servicing and marketing	7,996	5,355	15,576	10,903
Occupancy	5,508	5,213	10,700	10,402
Communication and technology	10,421	9,682	20,277	18,887
General and administrative	5,208	3,861	11,983	11,078
Total operating expenses	167,146	126,315	336,014	258,191
Total operating income	137,803	76,627	259,612	147,587
Non-operating income (expense)
Interest expense	(2,720)	(2,715)	(5,405)	(5,400)
Net investment gain (loss) of consolidated investment products	8,328	12,877	15,244	(47)
Other net investment gain (loss)	3,935	1,174	4,131	(1,083)
Total non-operating income (expense)	9,543	11,336	13,970	(6,530)
Income before income taxes	147,346	87,963	273,582	141,057
Provision for income taxes	28,465	16,256	50,083	25,707
Net income before noncontrolling interests	118,881	71,707	223,499	115,350
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	25,627	18,132	49,268	34,244
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	5,047	7,424	8,746	130
Net income attributable to Artisan Partners Asset Management Inc.	$88,207	$46,151	$165,485	$80,976

Basic earnings per share	$1.33	$0.72	$2.54	$1.26
Diluted earnings per share	$1.33	$0.72	$2.54	$1.26
Basic weighted average number of common shares outstanding	59,821,804	55,884,366	59,292,982	54,574,923
Diluted weighted average number of common shares outstanding	59,838,374	55,884,366	59,308,759	54,574,923
Dividends declared per Class A common share	$0.88	$0.61	$2.16	$1.89

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income before noncontrolling interests	$118,881	$71,707	$223,499	$115,350
Other comprehensive income (loss)
Foreign currency translation gain (loss)	64	(44)	237	(1,286)
Total other comprehensive income (loss)	64	(44)	237	(1,286)
Comprehensive income	118,945	71,663	223,736	114,064
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	25,640	18,152	49,331	34,072
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	5,047	7,424	8,746	130
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$88,258	$46,087	$165,659	$79,862

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended June 30, 2021	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at April 1, 2021	$648	$38	$106	$114,757	$68,960	$(868)	$21,434	$205,075	$124,915
Net income	—	—	—	—	88,207	—	25,627	113,834	5,047
Other comprehensive income - foreign currency translation	—	—	—	—	—	51	13	64	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(2,099)	—	—	2,099	—	—
Amortization of equity-based compensation	—	—	—	7,862	—	—	1,692	9,554	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	395	—	—	—	395	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(2)	—	—	—	(2)	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,059)	—	—	(232)	(1,292)	—
Exchange of subsidiary equity	2	(2)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	6,845
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(46,349)
Distributions	—	—	—	—	—	—	(30,387)	(30,387)	—
Dividends	—	—	—	—	(56,738)	—	(39)	(56,777)	—
Balance at June 30, 2021	$648	$36	$106	$119,855	$100,429	$(817)	$20,207	$240,464	$90,458

Three months ended June 30, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at April 1, 2020	$606	$60	$120	$86,224	$21,294	$(2,475)	$4,919	$110,748	$37,223
Net income	—	—	—	—	46,151	—	18,132	64,283	7,424
Other comprehensive income - foreign currency translation	—	—	—	—	—	(35)	(9)	(44)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(2,089)	—	(29)	2,118	—	—
Amortization of equity-based compensation	—	—	—	6,989	—	—	2,000	8,989	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,415	—	—	—	1,415	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(86)	—	—	—	(86)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	8	(4)	(4)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	1,380
Distributions	—	—	—	—	—	—	(22,246)	(22,246)	—
Dividends	—	—	—	(4,355)	(32,883)	—	(15)	(37,253)	—
Balance at June 30, 2020	$614	$56	$116	$88,098	$34,562	$(2,539)	$4,899	$125,806	$46,027
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Six months ended June 30, 2021	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2021	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	165,485	—	49,268	214,753	8,746
Other comprehensive income - foreign currency translation	—	—	—	—	—	187	50	237	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(845)	—	(13)	858	—	—
Amortization of equity-based compensation	—	—	—	16,769	—	—	3,585	20,354	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,839	—	—	—	3,839	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,656	—	—	—	46,666	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(7,378)	—	—	(1,778)	(9,158)	—
Exchange of subsidiary equity	3	(2)	(1)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	55,042
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(67,083)
Distributions	—	—	—	—	—	—	(42,260)	(42,260)	—
Dividends	—	—	—	—	(138,000)	—	(81)	(138,081)	—
Balance at June 30, 2021	$648	$36	$106	$119,855	$100,429	$(817)	$20,207	$240,464	$90,458

Six months ended June 30, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2020	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	80,976	—	34,244	115,220	130
Other comprehensive income - foreign currency translation	—	—	—	—	—	(965)	(321)	(1,286)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,568)	—	(149)	1,717	—	—
Amortization of equity-based compensation	—	—	—	14,380	—	—	4,304	18,684	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	8,519	—	—	—	8,519	—
Issuance of Class A common stock, net of issuance costs	18	—	—	62,721	—	—	—	62,739	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	24	(4)	(20)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	5,228
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(39,322)	(39,322)	—
Dividends	—	—	—	(18,771)	(90,869)	—	(52)	(109,692)	—
Balance at June 30, 2020	$614	$56	$116	$88,098	$34,562	$(2,539)	$4,899	$125,806	$46,027
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income before noncontrolling interests	$223,499	$115,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,248	3,262
Deferred income taxes	19,945	15,878
Noncash lease expense	(945)	(885)
Net investment (gain) loss on nonconsolidated seed investment securities	(4,328)	1,215
(Gain) loss on disposal of property and equipment	—	(4)
Amortization of debt issuance costs	236	236
Share-based compensation	20,354	18,684
Net investment (gain) loss of consolidated investment products	(15,244)	47
Purchase of investments by consolidated investment products	(143,799)	(67,156)
Proceeds from sale of investments by consolidated investment products	73,923	72,073
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(21,766)	(12,238)
Prepaid expenses and other assets	(643)	(754)
Accounts payable and accrued expenses	97,681	71,902
Net change in operating assets and liabilities of consolidated investment products	7,346	(13,672)
Net cash provided by operating activities	259,507	203,938
Cash flows from investing activities
Acquisition of property and equipment	(1,343)	(942)
Leasehold improvements	(2,722)	(218)
Proceeds from sale of investment securities	12,813	19,365
Purchase of investment securities	(33,820)	(1,260)
Net cash provided by (used in) investing activities	(25,072)	16,945
Cash flows from financing activities
Partnership distributions	(42,260)	(39,322)
Dividends paid	(138,081)	(109,692)
Payment under the tax receivable agreements	(23,836)	(20,318)
Net proceeds from issuance of common stock	46,928	63,027
Payment of costs directly associated with the issuance of Class A common stock	(239)	(220)
Purchase of equity and subsidiary equity	(46,928)	(63,027)
Taxes paid related to employee net share settlement	(7,866)	(4,530)
Capital contributions to consolidated investment products, net	55,042	5,228
Net cash used in financing activities	(157,240)	(168,854)
Net increase (decrease) in cash, cash equivalents, and restricted cash	77,195	52,029
Net cash impact of deconsolidation of CIPs	(34,823)	—
Cash, cash equivalents and restricted cash
Beginning of period	199,450	144,255
End of period	$241,822	$196,284
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$228,738	$190,855
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	12,455	4,800
Cash, cash equivalents and restricted cash	$241,822	$196,284
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$21,572	$45,629
Establishment of amounts payable under tax receivable agreements	17,733	37,110
Increase in investment securities due to deconsolidation of CIPs	20,900	1,469
Operating lease assets obtained in exchange for operating lease liabilities	2,434	—

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2021, APAM held approximately 82% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of June 30, 2021, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
None.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of June 30, 2021	As of December 31, 2020
Investments in equity securities	$37,083	$2,807
Investments in equity securities accounted for under the equity method	12,807	849
Total investment securities	$49,890	$3,656
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of June 30, 2021, $36.3 million of Artisan's investment securities were related to funded long-term incentive compensation plans. Unrealized gains (losses) related to investment securities held at the end of the periods identified below were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gain (loss) on investment securities held at the end of the period	$3,988	$1,148	$4,007	$246
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2021 and December 31, 2020:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
June 30, 2021
Assets
Money market funds	$67,858	$—	$67,858	$—	$—
Equity securities	49,890	11,963	37,927	—	—

December 31, 2020
Assets
Money market funds	$25,855	$—	$25,855	$—	$—
Equity securities	3,656	57	3,599	—	—
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
Artisan’s borrowings consist of the following as of June 30, 2021 and December 31, 2020:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $204.9 million as of June 30, 2021. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.5 million for the three months ended June 30, 2021 and 2020, and $5.1 million for the six months ended June 30, 2021 and 2020.
As of June 30, 2021, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of June 30, 2021, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $55.5 million.
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
During the six months ended June 30, 2021, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund upon the redemption of the Company's seed investment. Upon loss of control, the VIE was deconsolidated and the following assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

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
One Artisan Private Fund was consolidated during the three months ended March 31, 2021 and deconsolidated during the three months ended June 30, 2021 as a result of third party capital contributions to the fund. Upon the loss of control, the VIE was deconsolidated and the Company's remaining direct equity investment of $10.9 million was reclassified to investment securities in the Unaudited Consolidated Statement of Financial Condition.
There was no net impact to the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2021. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value.
As of June 30, 2021, Artisan held direct equity investments of $12.8 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.

Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. Derivative assets and liabilities are generally comprised of put and call options on securities and indices. Put and call options are valued at the mid price (average of bid price and ask price) as provided by the pricing vendor at the close of trading on the contract's principal exchange. The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of June 30, 2021 and December 31, 2020:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2021
Assets
Money market funds	$12,444	$12,444	$—	$—
Equity securities - long position	29,612	29,049	563	—
Fixed income instruments - long position	158,415	—	158,415	—

Liabilities
Equity securities - short position	$454	$454	$—	$—
Fixed income instruments - short position	9,409	—	9,409	—
Derivative liabilities	244	61	183	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market funds	$7,822	$7,822	$—	$—
Equity securities - long position	83,960	83,027	933	—
Fixed income instruments - long position	133,518	—	133,518	—
Derivative assets	12,902	12,902	—	—

Liabilities
Fixed income instruments - short position	$14,978	$—	$14,978	$—
Derivative liabilities	753	566	187	—

CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of June 30, 2021	As of December 31, 2020
Net CIP assets included in the table above	$190,364	$222,471
Net CIP assets/(liabilities) not included in the table above	(44,421)	(69,763)
Total Net CIP assets	145,943	152,708
Less: redeemable noncontrolling interests	90,458	93,753
Artisan’s direct equity investment in CIPs	$55,485	$58,955

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2021, APAM held approximately 82% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2021, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2020	63,131,007	15,441,103	78,572,110	80%
2021 Follow-On Offering	963,614	(963,614)	—	1%
Holdings Common Unit Exchanges(1)	274,947	(274,947)	—	—%
Issuance of APAM Restricted Shares	740,249	—	740,249	1%
Delivery of Shares Underlying RSUs (1)	1,074	—	1,074	—%
Restricted Share Award Net Share Settlement (1)	(176,194)	—	(176,194)	—%
Forfeitures from Employee Terminations (1)	(95,235)	—	(95,235)	—%
Balance at June 30, 2021	64,839,462	14,202,542	79,042,004	82%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Six Months Ended June 30,
	2021	2020
Additional paid-in capital	$(845)	$(2,089)
Noncontrolling interests - Artisan Partners Holdings	858	2,118
Accumulated other comprehensive income (loss)	(13)	(29)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.7 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of June 30, 2021 and December 31, 2020, respectively:

		Outstanding
	Authorized	As of June 30, 2021	As of December 31, 2020	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	64,839,462	63,131,007	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	3,647,533	4,457,958	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	10,555,009	10,983,145	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2021, Artisan’s employees held 5,144,657 restricted shares of Class A common stock and all 3,647,533 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2021 and 2020:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2021	2020	2021	2020
Quarterly	Class A Common	$0.88	$0.61	$1.85	$1.29
Special Annual	Class A Common	$—	$—	$0.31	$0.60

The following table summarizes APAM’s stock transactions for the six months ended June 30, 2021:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2020	78,572,110	63,131,007	4,457,958	10,983,145
2021 Follow-On Offering	—	963,614	(638,614)	(325,000)
Holdings Common Unit Exchanges	—	274,947	(171,811)	(103,136)
Restricted Share Award Grants	740,249	740,249	—	—
Restricted Share Award Net Share Settlement	(176,194)	(176,194)	—	—
Delivery of Shares Underlying RSUs	1,074	1,074	—	—
Employee/Partner Terminations	(95,235)	(95,235)	—	—
Balance at June 30, 2021	79,042,004	64,839,462	3,647,533	10,555,009

(1) There were 328,310 and 304,570 restricted stock units outstanding at June 30, 2021 and December 31, 2020, respectively. In addition, there were 135,230 performance share units outstanding at June 30, 2021. Based on the current status of the market and performance conditions, the 135,230 unvested performance share units would ultimately result in the issuance of 165,233 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Holdings Partnership Distributions to Limited Partners	$30,387	$22,246	$42,260	$39,322
Holdings Partnership Distributions to APAM	125,906	66,251	174,452	111,355
Total Holdings Partnership Distributions	$156,293	$88,497	$216,712	$150,677
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Management fees
Artisan Funds	$176,863	$109,697	$342,670	$224,376
Artisan Global Funds	11,882	7,313	22,746	15,429
Separate accounts and other(1)	112,125	77,917	219,419	155,026
Performance fees
Separate accounts and other(1)	4,079	8,015	10,791	10,947
Total revenues(2)	$304,949	$202,942	$595,626	$405,778
(1) Separate accounts and other revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, which includes traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds.

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

The following table presents the balances of receivables related to contracts with customers:

	As of June 30, 2021	As of December 31, 2020
Customer
Artisan Funds	$10,068	$5,227
Artisan Global Funds	5,267	4,473
Separate accounts and other	100,166	87,971
Total receivables from contracts with customers	$115,501	$97,671
Non-customer receivables	6,153	2,217
Accounts receivable	$121,654	$99,888
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate accounts and other clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of June 30, 2021 or December 31, 2020.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Salaries, incentive compensation and benefits (1)	$125,911	$93,139	$254,275	$188,669
Long-term cash incentive compensation expense	1,921	—	3,135	—
Restricted share-based award compensation expense	10,181	9,065	20,068	18,252
Long-term incentive compensation awards	12,102	9,065	23,203	18,252
Total compensation and benefits	$138,013	$102,204	$277,478	$206,921

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
Career Shares. Career shares are generally subject to both (i) a pro rata five-year service vesting condition and (ii) a qualifying retirement (as defined in the award agreement) condition.

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
Unvested restricted share-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 3,875,758 shares of Class A common stock were reserved and available for issuance under the Plan as of June 30, 2021.
During the six months ended June 30, 2021, Artisan granted 740,249 restricted stock awards, 1,306 restricted stock units, and 75,230 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2021 grant is expected to be approximately $44.3 million.
The following tables summarize the restricted share-based award activity for the six months ended June 30, 2021:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2021	$35.09	5,293,642
Granted	52.93	741,555
Forfeited	29.31	(95,235)
Vested	31.53	(685,178)
Unvested at June 30, 2021	$38.17	5,254,784

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2021	$52.45	60,000
Granted	68.58	75,230
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2021	$61.42	135,230
Based on the current status of the market and performance conditions, the 135,230 unvested performance share units would ultimately result in the issuance of 165,233 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of June 30, 2021 was $94.7 million with a weighted average recognition period of 3.6 years remaining. The unrecognized compensation expense for the unvested performance share units as of June 30, 2021 was $6.4 million with a weighted average recognition period of 3.2 years remaining.

During the six months ended June 30, 2021, the Company withheld a total of 176,194 restricted shares and paid or will pay a total of $9.2 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the six months ended June 30, 2021, Artisan granted $35.0 million of franchise capital awards to investment team members in lieu of restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are invested in one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
The company hedges its economic exposure to the change in value of these awards due to market movements by investing the cash reserved for the awards in the underlying investments. The franchise capital award liability and the underlying investment holdings are marked to market each quarter. The change in value of the award liability is recognized as a compensation expense on a straight-line basis over the required service period. The change in value of the underlying investment holdings is recognized in non-operating income (expense) in the period of change. While there is a timing difference between the recognition of the compensation expense and the offsetting investment gain or loss, the compensation expense and investment income will net to zero at the end of the multi-year vesting period for all awards that ultimately vest. The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statement of Operations Section	Statement of Operations Line Item	2021	2020	2021	2020
Operating Expenses	Compensation and benefits	$213	$—	$210	$—
Non-operating income (expense)	Other net investment gain (loss)	(2,578)	—	(2,473)	—
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the six months ended June 30, 2021, approximately 20% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards.
APAM’s effective tax rate was 18.3% for the six months ended June 30, 2021 and 2020.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Current:
Federal	$14,285	$5,553	$23,317	$7,146
State and local	3,920	1,651	6,567	2,519
Foreign	92	55	254	164
Total	18,297	7,259	30,138	9,829
Deferred:
Federal	8,645	7,712	16,957	13,610
State and local	1,523	1,285	2,988	2,268
Total	10,168	8,997	19,945	15,878
Income tax expense (benefit)	$28,465	$16,256	$50,083	$25,707

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
Payments under the TRAs, if any, will be made pro rata among all TRA counterparties entitled to payments on an annual basis to the extent APAM has sufficient taxable income to utilize the increased depreciation and amortization charges and imputed interest deductions. Artisan expects to make one or more payments under the TRAs, to the extent they are required, prior to or within 125 days after APAM’s U.S. federal income tax return is filed for each fiscal year. Interest on the TRA payments will accrue at a rate equal to one-year LIBOR plus 100 basis points from the due date (without extension) of such tax return until such payments are made. Amounts payable under the TRAs are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Unaudited Consolidated Statements of Operations.
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2021 is summarized as follows:

	Deferred Tax Asset - Amortizable basis	Amounts payable under TRAs
December 31, 2020	$446,954	$412,468
2021 Follow-On Offering	16,362	13,908
2021 Holdings Common Unit Exchanges	4,500	3,825
Amortization	(19,494)	—
Payments under TRAs	—	(23,836)
June 30, 2021	$448,322	$406,365

Net deferred tax assets comprise the following:

	As of June 30, 2021	As of December 31, 2020
Deferred tax assets:
Amortizable basis (1)	$448,322	$446,954
Other (2)	35,366	35,107
Total deferred tax assets	483,688	482,061
Less: valuation allowance (3)	—	—
Net deferred tax assets	$483,688	$482,061

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $1.3 million as of June 30, 2021 and December 31, 2020. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.2 million as of June 30, 2021 and December 31, 2020. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2021, U.S. federal income tax returns filed for the years 2017 through 2019 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2016 to 2019.
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

The computation of basic and diluted earnings per share for the six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2021	2020	2021	2020
Numerator:
Net income attributable to APAM	$88,207	$46,151	$165,485	$80,976
Less: Allocation to participating securities	8,765	6,001	15,120	12,155
Net income available to common stockholders	$79,442	$40,150	$150,365	$68,821
Denominator:
Basic weighted average shares outstanding	59,821,804	55,884,366	59,292,982	54,574,923
Dilutive effect of nonparticipating share-based awards	16,570	—	15,777	—
Diluted weighted average shares outstanding	59,838,374	55,884,366	59,308,759	54,574,923
Earnings per share - Basic	$1.33	$0.72	$2.54	$1.26
Earnings per share - Diluted	$1.33	$0.72	$2.54	$1.26
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2021	2020	2021	2020
Holdings limited partnership units	14,255,722	17,692,268	14,659,748	18,880,709
Unvested restricted share-based awards	5,577,070	5,402,581	5,463,556	5,290,103
Total	19,832,792	23,094,849	20,123,304	24,170,812
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

Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Funds	2021	2020	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$177,041	$109,863	$343,007	$224,630
Expense reimbursements	$178	$166	$337	$254
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

Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Global Funds	2021	2020	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$11,912	$7,367	$22,799	$15,543
Elimination of fees from consolidated investment products(1)	(19)	(13)	(37)	(26)
Consolidated investment advisory fees (Gross of expense reimbursements)	$11,893	$7,354	$22,762	$15,517

Expense reimbursements	$99	$115	$187	$210
Elimination of expense reimbursements from consolidated investment products (1)	(88)	(74)	(171)	(122)
Consolidated expense reimbursements	$11	$41	$16	$88

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

Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Private Funds	2021	2020	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$3,099	$1,535	$5,484	$2,815
Elimination of fees from consolidated investment products (1)	(104)	(55)	(215)	(106)
Consolidated investment advisory fees (Gross of expense reimbursements)	$2,995	$1,480	$5,269	$2,709

Expense reimbursements	$75	$59	$154	$104
Elimination of expense reimbursements from consolidated investment products (1)	(30)	(17)	(70)	(30)
Consolidated expense reimbursements	$45	$42	$84	$74

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective August 3, 2021, a distribution by Artisan Partners Holdings of $54.3 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective August 3, 2021, a quarterly dividend of $1.00 per share of Class A common stock. The APAM dividend is payable on August 31, 2021, to shareholders of record as of August 17, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of June 30, 2021, our nine autonomous investment teams managed a total of 20 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of June 30, 2021, approximately 79% of our assets under management were managed for clients and investors domiciled in the U.S. and 21% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business and financial highlights for the quarter included:
•During the three months ended June 30, 2021, our assets under management increased to $175.2 billion, an increase of $12.3 billion, or 8%, compared to $162.9 billion at March 31, 2021, as a result of $11.3 billion of investment returns and $1.0 billion of net client cash inflows.
•Average assets under management for the three months ended June 30, 2021 were $170.5 billion, an increase of 56% from the average of $109.3 billion for the three months ended June 30, 2020, and an increase of 5% from the average of $162.9 billion for the three months ended March 31, 2021.
•We earned $304.9 million in revenue for the three months ended June 30, 2021, an increase of 50% from revenues of $203.0 million for the three months ended June 30, 2020.
•Our GAAP operating margin was 45.2% for the three months ended June 30, 2021, compared to 37.8% for the three months ended June 30, 2020.
•We generated $1.33 of earnings per basic and diluted share and $1.28 of adjusted EPS.
•We declared and distributed dividends of $0.88 per share of Class A common stock during the three months ended June 30, 2021.
•We declared, effective August 3, 2021, a quarterly dividend of $1.00 per share of Class A common stock.

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
Our employees and other limited partners of Holdings held approximately 18% of the equity interests in Holdings as of June 30, 2021. As a result, our results reflect that significant noncontrolling interest.
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
During the six months ended June 30, 2021, certain limited partners of Holdings exchanged 274,947 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 274,947 shares of Class A common stock. In connection with the exchanges, APAM received 274,947 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 80% at December 31, 2020 to 82% at June 30, 2021, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
S&P 500 total returns	8.5%	20.5%	15.3%	(3.1)%
MSCI All Country World total returns	7.4%	19.2%	12.3%	(6.3)%
MSCI EAFE total returns	5.2%	14.9%	8.8%	(11.3)%
Russell Midcap® total returns	7.5%	24.6%	16.2%	(9.1)%
MSCI Emerging Markets Index	5.0%	18.1%	7.4%	(9.8)%
ICE BofA U.S. High Yield Master II Total Return Index	2.8%	9.6%	3.7%	(4.8)%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	(unaudited; dollars in millions)
Assets under management at period end	$175,214		$120,574		$175,214		$120,574
Average assets under management (1)	$170,489		$109,295		$166,740		$111,638
Net client cash flows (2)	$1,049		$3,363		$2,452		$2,945
Total revenues	$304.9		$203.0		$595.6		$405.8
Weighted average management fee (3)	70.8	bps	71.8	bps	70.8	bps	71.2	bps
Operating margin	45.2%		37.8%		43.6%		36.4%
Adjusted operating margin (4)	45.3%		37.8%		43.6%		36.4%

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
(4) Adjusted measures are non-GAAP measures and are explained and reconciled to the comparable GAAP measures in “Supplemental Non-GAAP Financial Information” below.
Investment advisory fees and assets under management within our consolidated investment products are excluded from the weighted average fee calculations and from total revenues, since any such revenues are eliminated upon consolidation. Assets under management within Artisan Private Funds are included in the reported firm-wide, separate accounts and other, and institutional assets under management figures reported below.
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

The table below sets forth changes in our total assets under management:

	For the Three Months Ended June 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Beginning assets under management	$162,883	$95,224	$67,659	71.1%
Gross client cash inflows	8,765	11,301	(2,536)	(22.4)%
Gross client cash outflows	(7,716)	(7,938)	222	2.8%
Net client cash flows (1)	1,049	3,363	(2,314)	(68.8)%
Artisan Funds' distributions not reinvested (2)	(38)	(32)	(6)	(18.8)%
Investment returns and other (3)	11,320	22,019	(10,699)	(48.6)%
Ending assets under management	$175,214	$120,574	$54,640	45.3%
Average assets under management	$170,489	$109,295	$61,194	56.0%

	For the Six Months Ended June 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Beginning assets under management	$157,776	$121,016	$36,760	30.4%
Gross client cash inflows	18,872	18,380	492	2.7%
Gross client cash outflows	(16,420)	(15,435)	(985)	(6.4)%
Net client cash flows (1)	2,452	2,945	(493)	(16.7)%
Artisan Funds' distributions not reinvested (2)	(75)	(63)	(12)	(19.0)%
Investment returns and other (3)	15,061	(3,324)	18,385	553.1%
Ending assets under management	$175,214	$120,574	$54,640	45.3%
Average assets under management	$166,740	$111,638	$55,102	49.4%

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
During the quarter, our AUM increased by $12.3 billion due to $11.3 billion in investment returns and $1.0 billion of net client cash inflows. 13 of our 20 investment strategies had net inflows, totaling $3.6 billion. Our ten strategies with inception dates beginning in 2014 or later had $2.0 billion in net inflows. We expect those strategies as a group to continue to experience net inflows.
Our Global Opportunities, Non-U.S. Growth, U.S. Mid-Cap Growth, Global Equity, U.S. Mid-Cap Value, Value Equity and U.S. Small-Cap Growth strategies had a total of $2.5 billion of net outflows during the quarter, which partially offset the net inflows described above.
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

As of the date of this filing, the Artisan High Income Fund, Artisan International Value Fund and Artisan International Small-Mid Fund are closed to most new investors and their respective strategies have limited availability to most new client relationships. In addition, we are actively managing the capacity of our Global Opportunities and U.S. Small-Cap Growth strategies with respect to new client relationships.
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2021. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 10% of our assets under management at June 30, 2021, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$26,741	35.90%	22.30%	21.64%	15.83%	13.21%	634
MSCI All Country World Index			39.26%	14.55%	14.61%	9.89%	6.87%
Global Discovery Strategy	9/1/2017	$2,446	41.09%	26.62%	---	---	25.37%	1,207
MSCI All Country World Index			39.26%	14.55%	---	---	13.30%
U.S. Mid-Cap Growth Strategy	4/1/1997	$17,690	42.57%	29.58%	24.01%	16.98%	16.81%	595
Russell Midcap® Index			49.80%	16.43%	15.61%	13.22%	11.13%
Russell Midcap® Growth Index			43.77%	22.37%	20.51%	15.12%	10.86%
U.S. Small-Cap Growth Strategy	4/1/1995	$6,640	38.33%	27.00%	26.12%	18.22%	12.76%	368
Russell 2000® Index			62.03%	13.51%	16.46%	12.33%	10.12%
Russell 2000® Growth Index			51.36%	15.93%	18.75%	13.51%	9.08%
Global Equity Team
Global Equity Strategy	4/1/2010	$2,989	35.03%	19.89%	19.66%	14.97%	14.92%	487
MSCI All Country World Index			39.26%	14.55%	14.61%	9.89%	10.05%
Non-U.S. Growth Strategy	1/1/1996	$21,907	25.14%	11.54%	11.70%	8.62%	10.37%	510
MSCI EAFE Index			32.35%	8.26%	10.27%	5.89%	5.27%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$9,123	43.20%	---	---	---	31.83%	1,375
MSCI All Country World Index Ex USA Small Mid Cap			41.80%	---	---	---	18.08%
China Post-Venture Strategy	4/1/2021	$147	---	---	---	---	13.05%	763
MSCI China SMID Cap Index			---	---	---	---	5.42%
U.S. Value Team
Value Equity Strategy	7/1/2005	$3,894	56.13%	14.59%	14.86%	12.27%	9.74%	148
Russell 1000® Index			43.07%	19.14%	17.98%	14.88%	10.77%
Russell 1000® Value Index			43.68%	12.41%	11.87%	11.60%	8.26%
U.S. Mid-Cap Value Strategy	4/1/1999	$4,035	55.87%	11.20%	12.31%	10.74%	12.97%	280
Russell Midcap® Index			49.80%	16.43%	15.61%	13.22%	10.41%
Russell Midcap® Value Index			53.06%	11.85%	11.78%	11.73%	10.17%
International Value Team
International Value Strategy	7/1/2002	$29,698	49.07%	12.80%	12.92%	10.26%	12.32%	568
MSCI EAFE Index			32.35%	8.26%	10.27%	5.89%	6.64%
International Small Cap Value	11/1/2020	$22	---	---	---	---	49.00%	1,230
MSCI All Country World Index Ex USA Small Cap			---	---	---	---	36.70%
Global Value Team
Global Value Strategy	7/1/2007	$26,089	51.83%	12.12%	13.36%	11.93%	9.43%	299
MSCI All Country World Index			39.26%	14.55%	14.61%	9.89%	6.44%
Select Equity Strategy	3/1/2020	$426	50.54%	---	---	---	30.24%	(443)
S&P 500 Market Index			40.79%	---	---	---	34.67%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$998	47.39%	14.39%	15.95%	5.81%	7.62%	101
MSCI Emerging Markets Index			40.90%	11.26%	13.02%	4.28%	6.61%
Credit Team
High Income Strategy	4/1/2014	$7,670	20.26%	9.32%	9.53%	---	8.23%	272
ICE BofA US High Yield Master II Total Return Index			15.62%	7.14%	7.29%	---	5.51%
Credit Opportunities Strategy	7/1/2017	$115	39.62%	15.49%	---	---	15.13%	1,351
ICE BofA US Dollar LIBOR 3-month Constant Maturity Index			0.25%	1.65%	---	---	1.62%
Developing World Team
Developing World Strategy	7/1/2015	$10,314	54.28%	37.12%	28.01%	---	21.99%	1,360
MSCI Emerging Markets Index			40.90%	11.26%	13.02%	---	8.39%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$3,245	37.12%	23.28%	---	---	27.54%	1,016

S&P 500 Market Index			40.79%	18.65%	---	---	17.38%
Antero Peak Hedge Strategy	11/1/2017	$1,025	28.00%	18.34%	---	---	19.14%	197
S&P 500 Market Index			40.79%	18.65%	---	---	17.17%

Total Assets Under Management		$175,214

(1) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. Value-added for periods less than one year is not annualized. The High Income strategy holds loans and other security types that are not included in its benchmark, which, at times, causes material differences in relative performance. The Credit Opportunities strategy is benchmark agnostic and has been compared to the 3-month LIBOR for reference purposes only. The Antero Peak and Antero Peak Hedge strategies' investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	Total
June 30, 2021		(unaudited; in millions)
Beginning assets under management	$50,464	$32,326	$7,713	$27,013	$24,468	$735	$7,010	$9,255	$3,899	$162,883
Gross client cash inflows	2,042	1,146	99	1,729	1,666	210	904	718	251	8,765
Gross client cash outflows	(3,426)	(1,449)	(323)	(750)	(839)	(10)	(277)	(554)	(88)	(7,716)
Net client cash flows (1)	(1,384)	(303)	(224)	979	827	200	627	164	163	1,049
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(38)	—	—	(38)
Investment returns and other	4,437	2,143	440	1,728	1,220	63	186	895	208	11,320
Ending assets under management	$53,517	$34,166	$7,929	$29,720	$26,515	$998	$7,785	$10,314	$4,270	$175,214
Average assets under management	$51,705	$33,931	$7,982	$28,921	$25,917	$865	$7,317	$9,700	$4,151	$170,489
June 30, 2020
Beginning assets under management	$29,691	$22,024	$4,973	$15,895	$13,701	$377	$3,312	$3,366	$1,885	$95,224
Gross client cash inflows	3,484	1,449	255	2,705	1,075	23	946	942	422	11,301
Gross client cash outflows	(1,623)	(2,163)	(358)	(2,139)	(922)	(7)	(319)	(331)	(76)	(7,938)
Net client cash flows (1)	1,861	(714)	(103)	566	153	16	627	611	346	3,363
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(32)	—	—	(32)
Investment returns and other	9,527	4,137	1,142	2,732	2,159	84	444	1,419	375	22,019
Ending assets under management	$41,079	$25,447	$6,012	$19,193	$16,013	$477	$4,351	$5,396	$2,606	$120,574
Average assets under management	$35,451	$24,250	$5,725	$17,873	$14,912	$422	$3,960	$4,406	$2,296	$109,295
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

		By Investment Team
Six Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	Total
June 30, 2021		(unaudited; in millions)
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$157,776
Gross client cash inflows	4,199	2,670	189	4,047	2,896	281	1,824	2,078	688	18,872
Gross client cash outflows	(6,549)	(2,646)	(768)	(2,264)	(2,122)	(26)	(638)	(1,232)	(175)	(16,420)
Net client cash flows (1)	(2,350)	24	(579)	1,783	774	255	1,186	846	513	2,452
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(75)	—	—	(75)
Investment returns and other	3,182	2,086	1,359	3,814	3,324	64	336	615	281	15,061
Ending assets under management	$53,517	$34,166	$7,929	$29,720	$26,515	$998	$7,785	$10,314	$4,270	$175,214
Average assets under management	$52,384	$33,245	$7,705	$27,392	$24,540	$805	$7,029	$9,674	$3,966	$166,740
June 30, 2020
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Gross client cash inflows	4,904	2,759	696	3,978	1,715	305	1,578	1,530	915	18,380
Gross client cash outflows	(3,780)	(3,509)	(1,044)	(3,543)	(1,762)	(11)	(944)	(641)	(201)	(15,435)
Net client cash flows (1)	1,124	(750)	(348)	435	(47)	294	634	889	714	2,945
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(63)	—	—	(63)
Investment returns and other	5,162	(1,663)	(1,042)	(3,242)	(3,647)	(51)	(70)	1,133	96	(3,324)
Ending assets under management	$41,079	$25,447	$6,012	$19,193	$16,013	$477	$4,351	$5,396	$2,606	$120,574
Average assets under management	$34,603	$25,252	$6,037	$18,980	$16,452	$387	$3,860	$3,953	$2,114	$111,638
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
The table below sets forth our assets under management by distribution channel (1):

	As of June 30, 2021		As of June 30, 2020
	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)
Institutional	$110,994	63.4%	$78,960	65.5%
Intermediary	56,618	32.3%	36,455	30.2%
Retail	7,602	4.3%	5,159	4.3%
Ending Assets Under Management	$175,214	100.0%	$120,574	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 11% of our total assets under management as of June 30, 2021.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2021	(unaudited; in millions)
Beginning assets under management	$78,789	$84,094	$162,883
Gross client cash inflows	5,666	3,099	8,765
Gross client cash outflows	(4,005)	(3,711)	(7,716)
Net client cash flows (2)	1,661	(612)	1,049
Artisan Funds' distributions not reinvested (3)	(38)	—	(38)
Investment returns and other	5,316	6,004	11,320
Net transfers (4)	(41)	41	—
Ending assets under management	$85,687	$89,527	$175,214
Average assets under management	$82,931	$87,558	$170,489
June 30, 2020
Beginning assets under management	$44,426	$50,798	$95,224
Gross client cash inflows	6,818	4,483	11,301
Gross client cash outflows	(4,983)	(2,955)	(7,938)
Net client cash flows (2)	1,835	1,528	3,363
Artisan Funds' distributions not reinvested (3)	(32)	—	(32)
Investment returns and other	10,321	11,698	22,019
Net transfers (4)	—	—	—
Ending assets under management	$56,550	$64,024	$120,574
Average assets under management	$51,262	$58,033	$109,295

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1,2)	Total
June 30, 2021	(unaudited; in millions)
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	13,267	5,605	18,872
Gross client cash outflows	(9,026)	(7,394)	(16,420)
Net client cash flows (2)	4,241	(1,789)	2,452
Artisan Funds' distributions not reinvested (3)	(75)	—	(75)
Investment returns and other	6,853	8,208	15,061
Net transfers (4)	(78)	78	—
Ending assets under management	$85,687	$89,527	$175,214
Average assets under management	$80,644	$86,096	$166,740
June 30, 2020
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	11,543	6,837	18,380
Gross client cash outflows	(10,527)	(4,908)	(15,435)
Net client cash flows (2)	1,016	1,929	2,945
Artisan Funds' distributions not reinvested (3)	(63)	—	(63)
Investment returns and other	(1,626)	(1,698)	(3,324)
Net transfers (4)	(65)	65	—
Ending assets under management	$56,550	$64,024	$120,574
Average assets under management	$52,563	$59,075	$111,638

(1) Separate account and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of June 30, 2021, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $24 million.

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

Results of Operations
Three months ended June 30, 2021, Compared to Three months ended June 30, 2020

	For the Three Months Ended June 30,		For the Period-to-Period
	2021	2020	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$304.9	$203.0	$101.9	50%
Operating Expenses
Total compensation and benefits	138.0	102.2	35.8	35%
Other operating expenses	29.1	24.2	4.9	20%
Total operating expenses	167.1	126.4	40.7	32%
Total operating income	137.8	76.6	61.2	80%
Non-operating income (expense)
Interest expense	(2.7)	(2.7)	—	—%
Other non-operating income	12.3	14.1	(1.8)	(13)%
Total non-operating income (expense)	9.6	11.4	(1.8)	(16)%
Income before income taxes	147.4	88.0	59.4	68%
Provision for income taxes	28.5	16.2	12.3	76%
Net income before noncontrolling interests	118.9	71.8	47.1	66%
Less: Noncontrolling interests - Artisan Partners Holdings	25.7	18.2	7.5	41%
Less: Noncontrolling interests - consolidated investment products	5.0	7.4	(2.4)	(32)%
Net income attributable to Artisan Partners Asset Management Inc.	$88.2	$46.2	$42.0	91%
Share Data
Basic earnings per share	$1.33	$0.72
Diluted earnings per share	$1.33	$0.72
Basic weighted average number of common shares outstanding	59,821,804	55,884,366
Diluted weighted average number of common shares outstanding	59,838,374	55,884,366

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
Approximately 4% of our $175.2 billion of assets under management as of June 30, 2021 have performance fee billing arrangements. Performance fees of $4.1 million were recognized in the three months ended June 30, 2021, compared to $8.0 million in the three months ended June 30, 2020.
The increase in revenues of $101.9 million, or 50%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was driven primarily by a $61.2 billion, or 56%, increase in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 70.8 basis points for the three months ended June 30, 2021 compared to 71.8 basis points for the three months ended June 30, 2020. The decrease in the weighted average investment management fee was primarily due to a decrease in separate account fee rates resulting from tiered fee structures and client mix.

The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2021	2020	2021	2020
	(unaudited; dollars in millions)
Investment advisory fees	$116.2	$85.9	$188.7	$117.1
Weighted average management fee(1)	51.4 bps	54.1 bps	91.3 bps	91.8 bps
Percentage of ending AUM	51%	53%	49%	47%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period.
Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to investment models, for which we provide consulting advice but do not have full discretionary investment authority.
Operating Expenses
Operating expenses increased $40.7 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily as a result of higher incentive compensation and third-party distribution expense related to increased revenues and increases in other compensation and benefits expenses.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$125.9	$93.1	$32.8	35%
Long-term incentive compensation awards	12.1	9.1	3.0	33%
Total compensation and benefits	$138.0	$102.2	$35.8	35%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was driven primarily by a $28.6 million increase in quarterly incentive compensation for our investment and marketing professionals as a result of the increase in revenue.
Long-term incentive compensation award expense increased $3.0 million, as the awards granted during 2020 and 2021 had a higher value than the awards that became fully vested in 2020 and 2021. During the first quarter of 2021, the Company's board of directors approved a grant of $79.4 million of long-term incentive awards consisting of $44.4 million of restricted share-based awards and $35.0 million of long-term cash awards. Long-term incentive compensation award expense for all outstanding awards is expected to be approximately $11 million per quarter for the remainder of 2021, excluding the impact of investment returns.
During the first quarter of 2021, we made our first grant of franchise capital awards to investment professionals in lieu of additional grants of restricted share-based awards. We designed the franchise capital awards as an added feature to our long-term incentive program to enhance the alignment between our investment professionals and clients, and to provide investment professionals with greater control over their long-term economic outcome. Franchise capital awards are cash awards that are subject to the same long-term vesting and forfeiture provisions as our restricted share-based awards. Prior to vesting, though, the franchise capital awards will generally be invested in one or more of the investment strategies managed by the award recipient’s investment team.
Total compensation and benefits was 45% and 50% of our revenues for the three months ended June 30, 2021, and 2020, respectively. The percentage decreased as revenue increased at a higher rate than compensation and benefits.
Other operating expenses
Other operating expenses increased $4.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in third-party distribution expense as a result of an increase in AUM subject to those fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended June 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.7)	$—	—%
Net investment gain (loss) of consolidated investment products	8.4	12.9	(4.5)	(35)%
Other investment gain (loss)	3.9	1.2	2.7	225%
Total non-operating income (expense)	$9.6	$11.4	$(1.8)	(16)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2021 and 2020 was 19.3% and 18.5%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 20% and 25% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended June 30, 2021 and 2020, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Six months ended June 30, 2021, Compared to Six months ended June 30, 2020

	For the Six Months Ended June 30,		Period-to-Period
	2021	2020	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$595.6	$405.8	$189.8	47%
Operating Expenses
Total compensation and benefits	277.5	206.9	70.6	34%
Other operating expenses	58.5	51.3	7.2	14%
Total operating expenses	336.0	258.2	77.8	30%
Total operating income	259.6	147.6	112.0	76%
Non-operating income (expense)
Interest expense	(5.4)	(5.4)	—	—%
Other non-operating income	19.4	(1.1)	20.5	1,864%
Total non-operating income (expense)	14.0	(6.5)	20.5	315%
Income before income taxes	273.6	141.1	132.5	94%
Provision for income taxes	50.1	25.7	24.4	95%
Net income before noncontrolling interests	223.5	115.4	108.1	94%
Less: Noncontrolling interests - Artisan Partners Holdings	49.3	34.3	15.0	44%
Less: Noncontrolling interests - consolidated investment products	8.7	0.1	8.6	8,600%
Net income attributable to Artisan Partners Asset Management Inc.	$165.5	$81.0	$84.5	104%
Share Data
Basic earnings per share	$2.54	$1.26
Diluted earnings per share	$2.54	$1.26
Basic weighted average number of common shares outstanding	59,292,982	54,574,923
Diluted weighted average number of common shares outstanding	59,308,759	54,574,923

Investment Advisory Revenues
The increase in revenues of $189.8 million, or 47%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was driven primarily by a $55.1 billion, or 49%, increase in our average assets under management. The weighted average management fee, which excludes performance fees, was 70.8 basis points for the six months ended June 30, 2021 compared to 71.2 basis points for the six months ended June 30, 2020. Performance fee revenue was $10.8 million and $10.9 million for the six months ended June 30, 2021 and 2020, respectively.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2021	2020	2021	2020
	(unaudited; dollars in millions)
Investment advisory fees	$230.2	$165.9	$365.4	$239.9
Weighted average management fee(1)	51.5 bps	52.8 bps	91.4 bps	91.8 bps
Percentage of ending AUM	51%	53%	49%	47%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period.

Operating Expenses
Operating expenses increased $77.8 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily as a result of higher incentive compensation and third-party distribution expense related to increased revenues and increases in other compensation and benefits expenses.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$254.3	$188.6	$65.7	35%
Long-term incentive compensation awards	23.2	18.3	4.9	27%
Total compensation and benefits	$277.5	$206.9	$70.6	34%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was driven primarily by a $56.7 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue.
Long-term incentive compensation award expense increased $4.9 million as the awards granted during 2020 and 2021 had a higher value than the awards that became fully vested in 2020 and 2021.
Total compensation and benefits was 47% and 51% of our revenues for the six months ended June 30, 2021, and 2020, respectively.
Other operating expenses
Other operating expenses increased $7.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in third-party distribution expense as a result of an increase in AUM subject to those fees and an increase in professional fees. Those increases were partially offset by a $1.4 million decrease in travel and entertainment expenses resulting from the COVID-19 pandemic.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Six Months Ended June 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Interest expense	$(5.4)	$(5.4)	$—	—%
Net investment gain (loss) of consolidated investment products	15.3	—	15.3	—%
Other investment gain (loss)	4.1	(1.1)	5.2	(473)%
Total non-operating income (expense)	$14.0	$(6.5)	$20.5	(315)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 18.3% for the six months ended June 30, 2021 and 2020.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 20% and 25% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the six months ended June 30, 2021 and 2020, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and by the tax deduction related to the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$88.2	$46.2	$165.5	$81.0
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	25.7	18.2	49.3	34.3
Add back: Provision for income taxes	28.5	16.2	50.1	25.7
Add back: Compensation expense related to market valuation changes in compensation plans	0.2	—	0.2	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(7.2)	(6.6)	(10.5)	1.5
Less: Adjusted provision for income taxes	33.5	18.1	62.9	34.9
Adjusted net income (Non-GAAP)	$101.9	$55.9	$191.7	$107.6

Average shares outstanding
Class A common shares	59.8	55.9	59.3	54.6
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.6	5.4	5.5	5.3
Artisan Partners Holdings units outstanding (noncontrolling interests)	14.3	17.7	14.6	18.8
Adjusted shares	79.7	79.0	79.4	78.7

Basic and diluted earnings per share (GAAP)	$1.33	$0.72	$2.54	$1.26
Adjusted net income per adjusted share (Non-GAAP)	$1.28	$0.71	$2.41	$1.37

Operating income (GAAP)	$137.8	$76.6	$259.6	$147.6
Add back: Compensation expense related to market valuation changes in compensation plans	0.2	—	0.2	—
Adjusted operating income (Non-GAAP)	$138.0	$76.6	$259.8	$147.6

Operating margin (GAAP)	45.2%	37.8%	43.6%	36.4%
Adjusted operating margin (Non-GAAP)	45.3%	37.8%	43.6%	36.4%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$88.2	$46.2	$165.5	$81.0
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	25.7	18.2	49.3	34.3
Add back: Net investment (gain) loss of investment products attributable to APAM	(7.2)	(6.6)	(10.5)	1.5
Add back: Compensation expense related to market valuation changes in compensation plans	0.2	—	0.2	—
Add back: Interest expense	2.7	2.7	5.4	5.4
Add back: Provision for income taxes	28.5	16.2	50.1	25.7
Add back: Depreciation and amortization	1.7	1.6	3.3	3.2
Adjusted EBITDA (Non-GAAP)	$139.8	$78.3	$263.3	$151.1

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited; in millions)
Cash and cash equivalents	$228.7	$155.0
Accounts receivable	$121.7	$99.9
Seed investments(1)	$67.8	$62.6
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $37.6 of investments made related to funded long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2021, none of our receivables were considered uncollectible.
We utilize capital to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of June 30, 2021, the balance of all seed investments, including investments in consolidated investment products, was $67.8 million. The seed investments are generally redeemable at our discretion.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the six months ended June 30, 2021.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2021.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2021 and 2020, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$30.4	$22.2	$42.3	$39.3
Holdings Partnership Distributions to APAM	125.9	66.3	174.4	111.4
Total Holdings Partnership Distributions	$156.3	$88.5	$216.7	$150.7
On August 3, 2021, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $54.3 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three and six months ended June 30, 2021 and 2020:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2021	2020	2021	2020
Quarterly	Class A Common	$0.88	$0.61	$1.85	$1.29
Special Annual	Class A Common	$—	$—	$0.31	$0.60

Our board of directors declared, effective August 3, 2021, a variable quarterly dividend of $1.00 per share of Class A common stock with respect to the June quarter of 2021, payable on August 31, 2021 to stockholders of record as of the close of business on August 17, 2021. The variable quarterly dividend represents approximately 80% of the cash generated in the June quarter of 2021 and a pro-rata portion of 2021 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $406.4 million liability as of June 30, 2021. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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

Cash Flows

	For the Six Months Ended June 30,
	2021	2020
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$199.5	$144.3
Net cash provided by operating activities	259.5	203.9
Net cash provided by (used in) investing activities	(25.1)	16.9
Net cash used in financing activities	(157.3)	(168.8)
Net impact of deconsolidation of consolidated investment products	(34.8)	—
Cash, cash equivalents and restricted cash as of June 30	$241.8	$196.3
Net cash provided by operating activities increased $55.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in operating income resulting from higher AUM and revenues. For the six months ended June 30, 2021, compared to the six months ended June 30, 2020, our operating income, excluding share-based related compensation expense, increased $113.8 million. These increases were partially offset by a $53.8 million decrease in operating cash flows from consolidated investment products, primarily due to an increase in net purchases of investments.
Net cash used in investment activities increased $42.0 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $39.1 million increase in net purchases of investment securities, primarily related to investments made in connection with the funding of a long-term incentive compensation plan.
Net cash used by financing activities decreased $11.5 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $49.8 million increase in contributions from noncontrolling interests in our consolidated investment products, partially offset by a $3.5 million increase in payments of amounts owed under the TRAs, a $3.3 million increase in taxes paid related to employee net share settlement, a $2.9 million increase in distributions to limited partners, and a $28.4 million increase in dividends paid.
During the six months ended June 30, 2021, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $34.8 million decrease in cash, cash equivalents and restricted cash.
Certain Contractual Obligations
As of June 30, 2021, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $412.5 million at December 31, 2020 to $406.4 million at June 30, 2021. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. In 2021, we expect to make payments of approximately $32 million related to the TRAs, $23.8 million of which we paid on April 15, 2021.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended June 30, 2021.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2021 and 2020.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: August 4, 2021

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)