Form 10-Q
period 2021-09-30
Artisan Partners Asset Management Inc.
filed 2021-10-27
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 22, 2021 were 65,215,891, 3,632,687 and 10,191,061, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$273,253	$154,987
Accounts receivable	122,148	99,888
Investment securities	47,792	3,656
Property and equipment, net	36,094	35,874
Deferred tax assets	482,208	482,061
Restricted cash	629	629
Prepaid expenses and other assets	21,143	17,762
Operating lease assets	73,091	79,304
Assets of consolidated investment products
Cash and cash equivalents	16,582	43,834
Accounts receivable and other	10,151	3,587
Investment assets, at fair value	175,918	230,380
Total assets	$1,259,009	$1,151,962

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$27,270	$24,727
Accrued incentive compensation	123,435	12,924
Borrowings	199,421	199,284
Operating lease liabilities	85,375	92,671
Amounts payable under tax receivable agreements	404,424	412,468
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	37,577	109,362
Investment liabilities, at fair value	13,163	15,731
Total liabilities	890,665	867,167
Commitments and contingencies
Redeemable noncontrolling interests	97,391	93,753
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 65,215,891 and 63,131,007 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	652	631
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 3,632,687 and 4,457,958 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	36	45
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 10,191,061 and 10,983,145 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	102	110
Additional paid-in capital	128,621	107,738
Retained earnings	121,497	72,944
Accumulated other comprehensive income (loss)	(1,313)	(991)
Total Artisan Partners Asset Management Inc. stockholders’ equity	249,595	180,477
Noncontrolling interests - Artisan Partners Holdings	21,358	10,565
Total stockholders’ equity	$270,953	$191,042
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,259,009	$1,151,962

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Management fees	$316,176	$232,474	$901,011	$627,305
Performance fees	398	279	11,189	11,226
Total revenues	$316,574	$232,753	$912,200	$638,531
Operating Expenses
Compensation and benefits	142,235	108,657	419,713	315,578
Distribution, servicing and marketing	8,131	6,252	23,707	17,155
Occupancy	5,560	6,338	16,260	16,740
Communication and technology	10,873	9,672	31,150	28,559
General and administrative	6,717	4,589	18,700	15,667
Total operating expenses	173,516	135,508	509,530	393,699
Total operating income	143,058	97,245	402,670	244,832
Non-operating income (expense)
Interest expense	(2,711)	(2,718)	(8,116)	(8,118)
Net gain (loss) on the tax receivable agreements	358	238	358	238
Net investment gain (loss) of consolidated investment products	2,824	7,798	18,068	7,751
Other net investment gain (loss)	(2,109)	578	2,022	(505)
Total non-operating income (expense)	(1,638)	5,896	12,332	(634)
Income before income taxes	141,420	103,141	415,002	244,198
Provision for income taxes	28,054	18,448	78,137	44,155
Net income before noncontrolling interests	113,366	84,693	336,865	200,043
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24,796	21,547	74,064	55,791
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	2,157	4,619	10,903	4,749
Net income attributable to Artisan Partners Asset Management Inc.	$86,413	$58,527	$251,898	$139,503

Basic earnings per share	$1.30	$0.93	$3.84	$2.22
Diluted earnings per share	$1.30	$0.93	$3.84	$2.22
Basic weighted average number of common shares outstanding	59,965,549	56,402,503	59,519,634	55,188,563
Diluted weighted average number of common shares outstanding	59,982,774	56,408,272	59,535,894	55,190,486
Dividends declared per Class A common share	$1.00	$0.67	$3.16	$2.56

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income before noncontrolling interests	$113,366	$84,693	$336,865	$200,043
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(595)	794	(358)	(492)
Total other comprehensive income (loss)	(595)	794	(358)	(492)
Comprehensive income	112,771	85,487	336,507	199,551
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	24,697	21,723	74,028	55,795
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	2,157	4,619	10,903	4,749
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$85,917	$59,145	$251,576	$139,007

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended September 30, 2021	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at July 1, 2021	$648	$36	$106	$119,855	$100,429	$(817)	$20,207	$240,464	$90,458
Net income	—	—	—	—	86,413	—	24,795	111,208	2,157
Other comprehensive income - foreign currency translation	—	—	—	—	—	(489)	(106)	(595)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(412)	—	(7)	419	—	—
Amortization of equity-based compensation	—	—	—	8,029	—	—	1,716	9,745	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,154	—	—	—	1,154	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(5)	—	—	—	(5)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	4	—	(4)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	4,776
Distributions	—	—	—	—	—	—	(25,629)	(25,629)	—
Dividends	—	—	—	—	(65,345)	—	(44)	(65,389)	—
Balance at September 30, 2021	$652	$36	$102	$128,621	$121,497	$(1,313)	$21,358	$270,953	$97,391

Three months ended September 30, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at July 1, 2020	$614	$56	$116	$88,098	$34,562	$(2,539)	$4,899	$125,806	$46,027
Net income	—	—	—	—	58,527	—	21,547	80,074	4,619
Other comprehensive income - foreign currency translation	—	—	—	—	—	620	174	794	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(740)	—	(2)	742	—	—
Amortization of equity-based compensation	—	—	—	7,249	—	—	1,998	9,247	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	139	—	—	—	139	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	—	(1)	—	—	—	—	—	(1)	—
Capital contributions, net	—	—	—	—	—	—	—	—	9,540
Distributions	—	—	—	—	—	—	(20,923)	(20,923)	—
Dividends	—	—	—	—	(41,374)	—	(25)	(41,399)	—
Balance at September 30, 2020	$614	$55	$116	$94,745	$51,715	$(1,921)	$8,412	$153,736	$60,186

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Nine months ended September 30, 2021	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2021	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	251,898	—	74,064	325,962	10,903
Other comprehensive income - foreign currency translation	—	—	—	—	—	(301)	(57)	(358)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,256)	—	(21)	1,277	—	—
Amortization of equity-based compensation	—	—	—	24,798	—	—	5,301	30,099	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,994	—	—	—	4,994	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,651	—	—	—	46,661	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(7,380)	—	—	(1,777)	(9,159)	—
Exchange of subsidiary equity	7	(2)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	59,818
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(67,083)
Distributions	—	—	—	—	—	—	(67,889)	(67,889)	—
Dividends	—	—	—	—	(203,345)	—	(126)	(203,471)	—
Balance at September 30, 2021	$652	$36	$102	$128,621	$121,497	$(1,313)	$21,358	$270,953	$97,391

Nine months ended September 30, 2020	Class A Common stock	Class B Common stock	Class C Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2020	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	139,503	—	55,791	195,294	4,749
Other comprehensive income - foreign currency translation	—	—	—	—	—	(346)	(146)	(492)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(2,308)	—	(150)	2,458	—	—
Amortization of equity-based compensation	—	—	—	21,628	—	—	6,302	27,930	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	8,658	—	—	—	8,658	—
Issuance of Class A common stock, net of issuance costs	17	—	—	62,721	—	—	—	62,738	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	25	(5)	(20)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	14,768
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(60,245)	(60,245)	—
Dividends	—	—	—	(18,771)	(132,243)	—	(77)	(151,091)	—
Balance at September 30, 2020	$614	$55	$116	$94,745	$51,715	$(1,921)	$8,412	$153,736	$60,186

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income before noncontrolling interests	$336,865	$200,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,081	4,967
Deferred income taxes	28,411	23,698
Asset impairment	—	871
Noncash lease expense	(1,272)	(1,275)
Net investment (gain) loss on nonconsolidated investment securities	(2,230)	642
Net (gain) loss on the tax receivable agreements	(358)	(238)
(Gain) loss on disposal of property and equipment	1	(4)
Amortization of debt issuance costs	304	304
Share-based compensation	30,099	27,931
Net investment (gain) loss of consolidated investment products	(18,068)	(7,751)
Purchase of investments by consolidated investment products	(190,614)	(130,486)
Proceeds from sale of investments by consolidated investment products	127,863	108,887
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(22,260)	(16,555)
Prepaid expenses and other assets	(4,214)	(4,496)
Accounts payable and accrued expenses	113,355	78,770
Net change in operating assets and liabilities of consolidated investment products	1,205	13,413
Net cash provided by operating activities	404,168	298,721
Cash flows from investing activities
Acquisition of property and equipment	(1,791)	(1,372)
Leasehold improvements	(3,338)	(370)
Proceeds from sale of investment securities	12,813	20,118
Purchase of investment securities	(33,820)	(2,149)
Net cash provided by (used in) investing activities	(26,136)	16,227
Cash flows from financing activities
Partnership distributions	(67,889)	(60,245)
Dividends paid	(203,471)	(151,091)
Payment under the tax receivable agreements	(31,250)	(26,943)
Net proceeds from issuance of common stock	46,928	63,027
Payment of costs directly associated with the issuance of Class A common stock	(244)	(220)
Purchase of equity and subsidiary equity	(46,928)	(63,027)
Taxes paid related to employee net share settlement	(9,159)	(4,530)
Capital contributions to consolidated investment products, net	59,818	14,768
Net cash used in financing activities	(252,195)	(228,261)
Net increase (decrease) in cash, cash equivalents, and restricted cash	125,837	86,687
Net cash impact of deconsolidation of CIPs	(34,823)	—
Cash, cash equivalents and restricted cash
Beginning of period	199,450	144,255
End of period	$290,464	$230,942
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$273,253	$200,433
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	16,582	29,880
Cash, cash equivalents and restricted cash	$290,464	$230,942
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$28,548	$46,437
Establishment of amounts payable under tax receivable agreements	23,206	37,602
Increase in investment securities due to deconsolidation of CIPs	20,900	1,469
Operating lease assets obtained in exchange for operating lease liabilities	2,434	3,406

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
As the sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2021, APAM held approximately 83% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Unaudited Consolidated Financial Statements. As of September 30, 2021, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s Unaudited Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
None.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of September 30, 2021	As of December 31, 2020
Investments in equity securities	$36,651	$2,807
Investments in equity securities accounted for under the equity method	11,141	849
Total investment securities	$47,792	$3,656
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of September 30, 2021, $35.9 million of Artisan's investment securities were related to funded long-term incentive compensation plans. Unrealized gains (losses) related to investment securities held at the end of the periods identified below were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gain (loss) on investment securities held at the end of the period	$(2,098)	$276	$1,516	$522
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2021 and December 31, 2020:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2021
Assets
Money market funds	$97,859	$—	$97,859	$—	$—
Equity securities	47,792	10,372	37,420	—	—

December 31, 2020
Assets
Money market funds	$25,855	$—	$25,855	$—	$—
Equity securities	3,656	57	3,599	—	—
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
Artisan’s borrowings consist of the following as of September 30, 2021 and December 31, 2020:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $204.0 million as of September 30, 2021. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.6 million for the three months ended September 30, 2021 and 2020, and $7.7 million for the nine months ended September 30, 2021 and 2020.
As of September 30, 2021, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of September 30, 2021, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $54.5 million.
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
Management and performance fees earned from CIPs are eliminated from revenue upon consolidation. See Note 15, “Related Party Transactions” for additional information on management and performance fees earned from CIPs.
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
During the nine months ended September 30, 2021, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund upon the redemption of the Company's seed investment. Upon loss of control, the VIE was deconsolidated and the following assets, liabilities, and equity of the fund were derecognized from the Company’s Unaudited Condensed Consolidated Statements of Financial Condition:

As of January 1, 2021
Assets of consolidated investment products
Cash and cash equivalents	$34,823
Accounts receivable and other	1,769
Investment assets, at fair value	72,868
Less: Amounts reclassified to investment securities	(11,200)
Total assets	$98,260
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	$76,960
Investment liabilities, at fair value	566
Total liabilities	77,526
Redeemable noncontrolling interests	20,734
Total liabilities and equity	$98,260
There was no net impact to the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2021. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value.
As of September 30, 2021, Artisan held direct equity investments of $11.1 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.

Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. Derivative assets and liabilities are generally comprised of put and call options on securities and indices. Put and call options are valued at the mid price (average of bid price and ask price) as provided by the pricing vendor at the close of trading on the contract's principal exchange. The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2021 and December 31, 2020:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2021
Assets
Money market funds	$16,467	$16,467	$—	$—
Equity securities - long position	29,806	29,174	632	—
Fixed income instruments - long position	146,044	—	146,044	—
Derivative assets	68	68	—	—

Liabilities
Equity securities - short position	$1,186	$1,186	$—	$—
Fixed income instruments - short position	11,790	—	11,790	—
Derivative liabilities	187	—	187	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Money market funds	$7,822	$7,822	$—	$—
Equity securities - long position	83,960	83,027	933	—
Fixed income instruments - long position	133,518	—	133,518	—
Derivative assets	12,902	12,902	—	—

Liabilities
Fixed income instruments - short position	$14,978	$—	$14,978	$—
Derivative liabilities	753	566	187	—

CIP balances included in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition were as follows:

	As of September 30, 2021	As of December 31, 2020
Net CIP assets included in the table above	$179,222	$222,471
Net CIP assets/(liabilities) not included in the table above	(27,311)	(69,763)
Total Net CIP assets	151,911	152,708
Less: redeemable noncontrolling interests	97,391	93,753
Artisan’s direct equity investment in CIPs	$54,520	$58,955

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Unaudited Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2021, APAM held approximately 83% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2021, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2020	63,131,007	15,441,103	78,572,110	80%
2021 Follow-On Offering	963,614	(963,614)	—	1%
Holdings Common Unit Exchanges	653,741	(653,741)	—	1%
Issuance of APAM Restricted Shares	740,249	—	740,249	1%
Delivery of Shares Underlying RSUs (1)	1,074	—	1,074	—%
Restricted Share Award Net Share Settlement (1)	(176,194)	—	(176,194)	—%
Forfeitures from Employee Terminations (1)	(97,600)	—	(97,600)	—%
Balance at September 30, 2021	65,215,891	13,823,748	79,039,639	83%
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
The reallocation of equity had the following impact on the Unaudited Condensed Consolidated Statements of Financial Condition:

Statement of Financial Condition	For the Nine Months Ended September 30,
	2021	2020
Additional paid-in capital	$(1,256)	$(740)
Noncontrolling interests - Artisan Partners Holdings	1,277	742
Accumulated other comprehensive income (loss)	(21)	(2)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.8 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of September 30, 2021 and December 31, 2020, respectively:

		Outstanding
	Authorized	As of September 30, 2021	As of December 31, 2020	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	65,215,891	63,131,007	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	3,632,687	4,457,958	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	10,191,061	10,983,145	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2021, Artisan’s employees held 5,142,292 restricted shares of Class A common stock and all 3,632,687 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate ownership each holds in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2021 and 2020:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Quarterly	Class A Common	$1.00	$0.67	$2.85	$1.96
Special Annual	Class A Common	$—	$—	$0.31	$0.60

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2021:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2020	78,572,110	63,131,007	4,457,958	10,983,145
2021 Follow-On Offering	—	963,614	(638,614)	(325,000)
Holdings Common Unit Exchanges	—	653,741	(186,657)	(467,084)
Restricted Share Award Grants	740,249	740,249	—	—
Restricted Share Award Net Share Settlement	(176,194)	(176,194)	—	—
Delivery of Shares Underlying RSUs	1,074	1,074	—	—
Employee/Partner Terminations	(97,600)	(97,600)	—	—
Balance at September 30, 2021	79,039,639	65,215,891	3,632,687	10,191,061

(1) There were 327,713 and 304,570 restricted stock units outstanding at September 30, 2021 and December 31, 2020, respectively. In addition, there were 135,230 performance share units outstanding at September 30, 2021. Based on the current status of the market and performance conditions, the 135,230 unvested performance share units would ultimately result in the issuance of 165,233 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Holdings Partnership Distributions to Limited Partners	$25,629	$20,923	$67,889	$60,245
Holdings Partnership Distributions to APAM	110,555	70,024	285,007	181,379
Total Holdings Partnership Distributions	$136,184	$90,947	$352,896	$241,624
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
Disaggregated Revenue
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees
Artisan Funds	$186,254	$131,942	$528,924	$356,318
Artisan Global Funds	12,822	8,455	35,568	23,884
Separate accounts and other(1)	117,100	92,077	336,519	247,103
Performance fees
Artisan Global Funds	—	14	—	14
Separate accounts and other(1)	398	265	11,189	11,212
Total revenues (2)	$316,574	$232,753	$912,200	$638,531
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

The following table presents the balances of receivables related to contracts with customers:

	As of September 30, 2021	As of December 31, 2020
Customer
Artisan Funds	$6,041	$5,227
Artisan Global Funds	5,416	4,473
Separate accounts and other	100,524	87,971
Total receivables from contracts with customers	$111,981	$97,671
Non-customer receivables	10,167	2,217
Accounts receivable	$122,148	$99,888
Artisan Funds and Artisan Global Funds are billed on the last day of each month. Artisan Funds and Artisan Global Funds make payments on the same day the invoice is received for the majority of the invoiced amount. The remainder of the invoice is generally paid in the month following receipt of the invoice. Separate accounts and other clients are generally billed on a monthly or quarterly basis, with payments due within 30 days of billing. Artisan had no other contract assets or liabilities from contracts with customers as of September 30, 2021 or December 31, 2020.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Salaries, incentive compensation and benefits (1)	$130,831	$99,517	$385,106	$288,186
Long-term cash incentive compensation expense	1,806	—	4,941	—
Restricted share-based award compensation expense	9,598	9,140	29,666	27,392
Long-term incentive compensation awards	11,404	9,140	34,607	27,392
Total compensation and benefits	$142,235	$108,657	$419,713	$315,578

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
Performance Share Units (PSUs). PSUs are generally subject to (i) a three-year service vesting condition, (ii) certain performance conditions related to the Company's adjusted operating margin and total shareholder return compared to a peer group during a three-year performance period, and (iii) for one-half of the PSUs eligible to vest at the end of the performance period, a qualifying retirement condition. The number of shares of Class A common stock that are ultimately issued in connection with each PSU award will depend upon the outcome of the performance, market and qualified retirement conditions. For the portion of a PSU award with a "performance condition" under ASC 718, expense is recognized over the service period if it is probable that the performance condition will be achieved.
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
Unvested restricted share-based awards are subject to forfeiture. The Company’s accounting policy is to record the impact of forfeitures when they occur. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 3,878,720 shares of Class A common stock were reserved and available for issuance under the Plan as of September 30, 2021.
During the nine months ended September 30, 2021, Artisan granted 740,249 restricted stock awards, 1,306 restricted stock units, and 75,230 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2021 grant is expected to be approximately $44.2 million.
The following tables summarize the restricted share-based award activity for the nine months ended September 30, 2021:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2021	$35.09	5,293,642
Granted	52.93	741,555
Forfeited	29.85	(98,197)
Vested	31.53	(685,178)
Unvested at September 30, 2021	$38.17	5,251,822

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2021	$52.45	60,000
Granted	68.58	75,230
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2021	$61.42	135,230
Based on the current status of the market and performance conditions, the 135,230 unvested performance share units would ultimately result in the issuance of 165,233 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of September 30, 2021 was $85.6 million with a weighted average recognition period of 3.4 years remaining. The unrecognized compensation expense for the unvested performance share units as of September 30, 2021 was $5.8 million with a weighted average recognition period of 3.0 years remaining.

During the nine months ended September 30, 2021, the Company withheld a total of 176,194 restricted shares and paid or will pay a total of $9.2 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the nine months ended September 30, 2021, Artisan granted $35.0 million of franchise capital awards to investment team members in lieu of restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are invested in one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statement of Operations Section	Statement of Operations Line Item	2021	2020	2021	2020
Operating expenses	Compensation and benefits	$83	$—	$297	$—
Non-operating income (expense)	Other net investment gain (loss)	(356)	—	2,117	—
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2021, approximately 20% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards.
APAM’s effective tax rate was 18.8% and 18.1% for the nine months ended September 30, 2021 and 2020, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Current:
Federal	$15,097	$8,539	$38,414	$15,685
State and local	4,339	1,992	10,906	4,511
Foreign	152	97	406	261
Total	19,588	10,628	49,726	20,457
Deferred:
Federal	7,198	6,703	24,155	20,313
State and local	1,268	1,117	4,256	3,385
Total	8,466	7,820	28,411	23,698
Income tax expense (benefit)	$28,054	$18,448	$78,137	$44,155

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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2021 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2020	$446,954	$412,468
2021 Follow-On Offering	16,362	13,908
2021 Holdings Common Unit Exchanges	11,360	9,656
Amortization	(29,378)	—
Payments under TRAs	—	(31,250)
Change in estimate	(9)	(358)
September 30, 2021	$445,289	$404,424

Net deferred tax assets comprise the following:

	As of September 30, 2021	As of December 31, 2020
Deferred tax assets:
Amortizable basis (1)	$445,289	$446,954
Other (2)	36,919	35,107
Total deferred tax assets	482,208	482,061
Less: valuation allowance (3)	—	—
Net deferred tax assets	$482,208	$482,061

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $1.3 million as of September 30, 2021 and December 31, 2020. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.2 million as of September 30, 2021 and December 31, 2020. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2021, U.S. federal income tax returns filed for the years 2018 through 2020 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2017 to 2020.
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

The computation of basic and diluted earnings per share for the nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2021	2020	2021	2020
Numerator:
Net income attributable to APAM	$86,413	$58,527	$251,898	$139,503
Less: Allocation to participating securities	8,226	6,006	23,260	16,944
Net income available to common stockholders	$78,187	$52,521	$228,638	$122,559
Denominator:
Basic weighted average shares outstanding	59,965,549	56,402,503	59,519,634	55,188,563
Dilutive effect of nonparticipating share-based awards	17,225	5,769	16,260	1,923
Diluted weighted average shares outstanding	59,982,774	56,408,272	59,535,894	55,190,486
Earnings per share - Basic	$1.30	$0.93	$3.84	$2.22
Earnings per share - Diluted	$1.30	$0.93	$3.84	$2.22
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2021	2020	2021	2020
Holdings limited partnership units	14,146,934	17,177,313	14,486,932	18,308,766
Unvested restricted share-based awards	5,417,353	5,389,854	5,438,556	5,323,596
Total	19,564,287	22,567,167	19,925,488	23,632,362
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

Note 14. Leases
Operating lease expense was as follows:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Type	Classification	2021	2020	2021	2020
Parking leases	Compensation and benefits	$130	$130	$388	$389
Office leases (1)	Occupancy	3,664	4,312	10,862	11,337
Variable lease cost (2)	Occupancy	14	193	44	233
Short-term lease cost (2)	Occupancy	97	109	257	286
Sublease income	Occupancy	(100)	—	(167)	(286)
Office equipment leases	Communication and technology	59	67	190	212
Total operating lease expense		$3,864	$4,811	$11,574	$12,171
(1) Office lease expense includes an impairment charge of $0.9 million for the three and nine months ended September 30, 2020, related to the abandonment of a leased office space, as discussed below. No impairment charges were recorded for the three and nine months ended September 30, 2021.

(2) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
The table below presents the maturity of operating lease liabilities:

As of September 30, 2021
2021 (excluding the nine months ended September 30, 2021)	$4,435
2022	16,305
2023	14,738
2024	13,567
2025	13,448
Thereafter	37,124
Total undiscounted lease payments (1)	$99,617
Adjustment to discount to present value	(14,242)
Total operating lease liabilities	$85,375
(1) Total undiscounted lease payments excludes $41.2 million of operating lease payments associated with leases that have been signed but have not yet commenced as of September 30, 2021. Leases that have been signed but have not yet commenced are also excluded from operating lease assets and operating lease liabilities within the Unaudited Condensed Consolidated Statements of Financial Condition.

As of September 30, 2021, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Nine Months Ended September 30,
	2021	2020
Weighted average discount rate	4.6%	4.6%
Weighted average remaining lease term	6.7 years	7.3 years
Operating cash flows for operating leases	$12,779	$12,396

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2021	2020	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$186,434	$132,128	$529,441	$356,758
Expense reimbursements	$180	$186	$517	$440
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2021	2020	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$12,873	$8,545	$35,672	$24,088
Elimination of fees from consolidated investment products(1)	(19)	(15)	(56)	(41)
Consolidated investment advisory fees (Gross of expense reimbursements)	$12,854	$8,530	$35,616	$24,047

Expense reimbursements	$147	$192	$334	$402
Elimination of expense reimbursements from consolidated investment products (1)	(115)	(131)	(286)	(253)
Consolidated expense reimbursements	$32	$61	$48	$149

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
Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Private Funds	2021	2020	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$3,785	$1,836	$9,269	$4,651
Elimination of fees from consolidated investment products (1)	(117)	(92)	(332)	(198)
Consolidated investment advisory fees (Gross of expense reimbursements)	$3,668	$1,744	$8,937	$4,453

Expense reimbursements	$67	$79	$221	$183
Elimination of expense reimbursements from consolidated investment products (1)	(56)	(45)	(126)	(75)
Consolidated expense reimbursements	$11	$34	$95	$108

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective October 26, 2021, a distribution by Artisan Partners Holdings of $33.3 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective October 26, 2021, a quarterly dividend of $1.07 per share of Class A common stock. The APAM dividend is payable on November 30, 2021, to shareholders of record as of November 16, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. As of September 30, 2021, our nine autonomous investment teams managed a total of 20 investment strategies across multiple asset classes and investment styles. Over our firm’s history, we have created new investment strategies that can use a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2021, approximately 78% of our assets under management were managed for clients and investors domiciled in the U.S. and 22% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business and financial highlights for the quarter included:
•Michael Cirami, Michael O'Brien and Sarah Orvin joined Artisan to build the firm's newest autonomous investment franchise. The new team will develop active, differentiated strategies with broad exposure to the emerging markets debt asset class. We expect to launch the team's initial strategies during the first half of 2022.
•During the three months ended September 30, 2021, our assets under management declined to $173.6 billion, a decrease of $1.6 billion, or 1%, compared to $175.2 billion at June 30, 2021, as a result of $1.6 billion of negative investment returns.
•Average assets under management for the three months ended September 30, 2021 were $177.6 billion, an increase of 36% from the average of $131.0 billion for the three months ended September 30, 2020, and an increase of 4% from the average of $170.5 billion for the three months ended June 30, 2021.
•We earned $316.6 million in revenue for the three months ended September 30, 2021, an increase of 36% from revenues of $232.7 million for the three months ended September 30, 2020.
•Our GAAP operating margin was 45.2% for the three months ended September 30, 2021, compared to 41.8% for the three months ended September 30, 2020.
•We generated $1.30 of earnings per basic and diluted share and $1.33 of adjusted EPS.
•We declared and distributed dividends of $1.00 per share of Class A common stock during the three months ended September 30, 2021.
•We declared, effective October 26, 2021, a quarterly dividend of $1.07 per share of Class A common stock.

COVID-19 Pandemic
The COVID-19 pandemic continues to impact the manner in which we operate. During the third quarter, the majority of our associates continued to work from home the majority of the time and business travel remained significantly reduced from pre-COVID-19 levels. Additionally, many third-party vendors on whom we rely for certain critical functions also continued to operate in fully or partially remote environments during the third quarter.
We expect that many of our associates will transition back to working in an Artisan office location for part or all of the time during the fourth quarter, such that by year-end the vast majority of our associates will be working in an Artisan office more often than not. Given the continued uncertainty surrounding the COVID-19 pandemic, it is difficult to predict whether further changes to associates' work arrangements will be needed and how long the reduced business travel will last. We expect most operating costs to return to pre-COVID-19 levels when associates return to the office and resume business travel.
We believe that we continue to operate well under these circumstances, benefiting from the flexible and highly mobile operating environment we have built over 25 years. However, market volatility, as well as changes in our operations and those of our key vendors in light of the continued uncertainty, may result in increased client redemptions; inefficiencies, delays and decreased communication; and an increase in the number and significance of operational and trade errors. In addition, we do not know what, if any, longer-term impact the current operating circumstances (and/or the extension of them) will have on our business and results.
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
Our employees and other limited partners of Holdings held approximately 17% of the equity interests in Holdings as of September 30, 2021. As a result, our results reflect that significant noncontrolling interest.
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
During the nine months ended September 30, 2021, certain limited partners of Holdings exchanged 653,741 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 653,741 shares of Class A common stock. In connection with the exchanges, APAM received 653,741 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 80% at December 31, 2020 to 83% at September 30, 2021, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions materially affect our financial performance. The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
S&P 500 total returns	0.6%	8.9%	15.9%	5.6%
MSCI All Country World total returns	(1.1)%	8.1%	11.1%	1.4%
MSCI EAFE total returns	(0.4)%	4.8%	8.3%	(7.1)%
Russell Midcap® total returns	(0.9)%	7.5%	15.2%	(2.3)%
MSCI Emerging Markets Index	(8.1)%	9.6%	(1.2)%	(1.2)%
ICE BofA U.S. High Yield Master II Total Return Index	0.9%	4.7%	4.7%	(0.3)%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	(unaudited; dollars in millions)
Assets under management at period end	$173,623		$134,288		$173,623		$134,288
Average assets under management (1)	$177,557		$130,967		$170,380		$118,142
Net client cash flows (2)	$11		$2,148		$2,463		$5,093
Total revenues	$316.6		$232.7		$912.2		$638.5
Weighted average management fee (3)	70.7	bps	70.7	bps	70.8	bps	71.0	bps
Operating margin	45.2%		41.8%		44.1%		38.3%
Adjusted operating margin (4)	45.2%		41.8%		44.2%		38.3%

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

The table below sets forth changes in our total assets under management:

	For the Three Months Ended September 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Beginning assets under management	$175,214	$120,574	$54,640	45.3%
Gross client cash inflows	6,942	8,860	(1,918)	(21.6)%
Gross client cash outflows	(6,931)	(6,712)	(219)	(3.3)%
Net client cash flows (1)	11	2,148	(2,137)	(99.5)%
Artisan Funds' distributions not reinvested (2)	(39)	(33)	(6)	(18.2)%
Investment returns and other (3)	(1,563)	11,599	(13,162)	(113.5)%
Ending assets under management	$173,623	$134,288	$39,335	29.3%
Average assets under management	$177,557	$130,967	$46,590	35.6%

	For the Nine Months Ended September 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Beginning assets under management	$157,776	$121,016	$36,760	30.4%
Gross client cash inflows	25,814	27,240	(1,426)	(5.2)%
Gross client cash outflows	(23,351)	(22,147)	(1,204)	(5.4)%
Net client cash flows (1)	2,463	5,093	(2,630)	(51.6)%
Artisan Funds' distributions not reinvested (2)	(114)	(96)	(18)	(18.8)%
Investment returns and other (3)	13,498	8,275	5,223	63.1%
Ending assets under management	$173,623	$134,288	$39,335	29.3%
Average assets under management	$170,380	$118,142	$52,238	44.2%

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
During the quarter, our AUM decreased by $1.6 billion due to $1.6 billion of negative investment returns. For the quarter, 12 of our 20 investment strategies had net inflows totaling $2.4 billion, which were offset by $2.4 billion of net outflows from the remaining strategies.
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

In November 2021 we expect the Artisan Funds will make their annual income and capital gain distributions. Based on our current estimates and assumptions, we expect this year's distributions to result in approximately $2 billion of net client cash outflows from investors who choose not to reinvest their distributions. The November 2021 distribution (estimates of which we expect Artisan Funds will disclose in advance of the record date) may cause increased mutual fund redemptions.
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2021. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 10% of our assets under management at September 30, 2021, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$26,926	21.55%	21.74%	19.70%	18.37%	13.15%	648
MSCI All Country World Index			27.44%	12.57%	13.19%	11.89%	6.67%
Global Discovery Strategy	9/1/2017	$2,626	30.24%	25.64%	---	---	24.66%	1,252
MSCI All Country World Index			27.44%	12.57%	---	---	12.14%
U.S. Mid-Cap Growth Strategy	4/1/1997	$17,232	31.42%	27.00%	23.34%	19.36%	16.78%	607
Russell Midcap® Index			38.11%	14.20%	14.38%	15.51%	10.96%
Russell Midcap® Growth Index			30.45%	19.12%	19.25%	17.53%	10.71%
U.S. Small-Cap Growth Strategy	4/1/1995	$6,396	25.96%	22.45%	23.56%	20.19%	12.60%	385
Russell 2000® Index			47.68%	10.53%	13.44%	14.62%	9.84%
Russell 2000® Growth Index			33.27%	11.68%	15.33%	15.73%	8.75%
Global Equity Team
Global Equity Strategy	4/1/2010	$2,910	21.47%	17.25%	18.12%	16.84%	14.39%	467
MSCI All Country World Index			27.44%	12.57%	13.19%	11.89%	9.72%
Non-U.S. Growth Strategy	1/1/1996	$21,295	16.68%	10.49%	10.81%	10.96%	10.27%	507
MSCI EAFE Index			25.73%	7.62%	8.81%	8.09%	5.20%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$9,475	25.15%	---	---	---	28.18%	1,228
MSCI All Country World Index Ex USA Small Mid Cap			28.94%	---	---	---	15.90%
China Post-Venture Strategy	4/1/2021	$137	---	---	---	---	(3.64)%	453
MSCI China SMID Cap Index			---	---	---	---	(8.17)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$3,859	42.15%	12.51%	13.28%	13.52%	9.51%	144
Russell 1000® Index			30.96%	16.41%	17.10%	16.75%	10.61%
Russell 1000® Value Index			35.01%	10.06%	10.93%	13.50%	8.07%
U.S. Mid-Cap Value Strategy	4/1/1999	$3,920	46.53%	10.07%	11.26%	12.45%	12.80%	280
Russell Midcap® Index			38.11%	14.20%	14.38%	15.51%	10.25%
Russell Midcap® Value Index			42.40%	10.27%	10.59%	13.92%	10.00%
International Value Team
International Value Strategy	7/1/2002	$29,952	38.12%	11.37%	10.79%	12.04%	12.01%	548
MSCI EAFE Index			25.73%	7.62%	8.81%	8.09%	6.53%
International Small Cap Value	11/1/2020	$23	---	---	---	---	49.40%	1,270
MSCI All Country World Index Ex USA Small Cap			---	---	---	---	36.70%
Global Value Team
Global Value Strategy	7/1/2007	$25,364	37.26%	9.68%	11.15%	13.16%	9.05%	281
MSCI All Country World Index			27.44%	12.57%	13.19%	11.89%	6.24%
Select Equity Strategy	3/1/2020	$409	34.22%	---	---	---	22.72%	(620)
S&P 500 Market Index			30.01%	---	---	---	28.92%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$982	21.32%	11.73%	11.68%	7.80%	6.82%	91
MSCI Emerging Markets Index			18.20%	8.58%	9.23%	6.08%	5.91%
Credit Team
High Income Strategy	4/1/2014	$8,137	14.80%	8.84%	8.65%	---	8.10%	265
ICE BofA US High Yield Master II Total Return Index			11.46%	6.62%	6.35%	---	5.45%
Credit Opportunities Strategy	7/1/2017	$121	30.58%	16.40%	---	---	14.97%	1,344
ICE BofA US Dollar LIBOR 3-month Constant Maturity Index			0.21%	1.46%	---	---	1.53%
Developing World Team
Developing World Strategy	7/1/2015	$9,333	18.06%	35.45%	23.06%	---	19.23%	1,264
MSCI Emerging Markets Index			18.20%	8.58%	9.23%	---	6.59%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$3,418	27.44%	21.18%	---	---	26.44%	998

S&P 500 Market Index			30.01%	15.98%	---	---	16.46%
Antero Peak Hedge Strategy	11/1/2017	$1,108	19.85%	17.13%	---	---	18.47%	231
S&P 500 Market Index			30.01%	15.98%	---	---	16.16%

Total Assets Under Management		$173,623

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

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	Total
September 30, 2021		(unaudited; in millions)
Beginning assets under management	$53,517	$34,166	$7,929	$29,720	$26,515	$998	$7,785	$10,314	$4,270	$175,214
Gross client cash inflows	1,125	955	68	1,943	885	86	819	733	328	6,942
Gross client cash outflows	(2,631)	(1,143)	(150)	(874)	(816)	(7)	(383)	(770)	(157)	(6,931)
Net client cash flows (1)	(1,506)	(188)	(82)	1,069	69	79	436	(37)	171	11
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(39)	—	—	(39)
Investment returns and other	1,169	(161)	(68)	(814)	(811)	(95)	76	(944)	85	(1,563)
Ending assets under management	$53,180	$33,817	$7,779	$29,975	$25,773	$982	$8,258	$9,333	$4,526	$173,623
Average assets under management	$54,948	$34,706	$7,944	$30,320	$26,200	$1,010	$8,041	$9,732	$4,656	$177,557
September 30, 2020
Beginning assets under management	$41,079	$25,447	$6,012	$19,193	$16,013	$477	$4,351	$5,396	$2,606	$120,574
Gross client cash inflows	1,982	1,913	44	1,048	2,022	15	749	916	171	8,860
Gross client cash outflows	(1,935)	(1,299)	(304)	(1,272)	(1,074)	(3)	(285)	(456)	(84)	(6,712)
Net client cash flows (1)	47	614	(260)	(224)	948	12	464	460	87	2,148
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(33)	—	—	(33)
Investment returns and other	5,244	2,140	425	988	1,223	48	251	1,030	250	11,599
Ending assets under management	$46,370	$28,201	$6,177	$19,957	$18,184	$537	$5,033	$6,886	$2,943	$134,288
Average assets under management	$44,684	$27,566	$6,266	$20,263	$17,913	$526	$4,703	$6,201	$2,845	$130,967
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

		By Investment Team
Nine Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	Total
September 30, 2021		(unaudited; in millions)
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$157,776
Gross client cash inflows	5,324	3,625	257	5,990	3,781	367	2,643	2,811	1,016	25,814
Gross client cash outflows	(9,180)	(3,789)	(918)	(3,138)	(2,938)	(33)	(1,021)	(2,002)	(332)	(23,351)
Net client cash flows (1)	(3,856)	(164)	(661)	2,852	843	334	1,622	809	684	2,463
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(114)	—	—	(114)
Investment returns and other	4,351	1,925	1,291	3,000	2,513	(31)	412	(329)	366	13,498
Ending assets under management	$53,180	$33,817	$7,779	$29,975	$25,773	$982	$8,258	$9,333	$4,526	$173,623
Average assets under management	$53,250	$33,738	$7,785	$28,377	$25,096	$874	$7,370	$9,691	$4,199	$170,380
September 30, 2020
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Gross client cash inflows	6,886	4,672	740	5,026	3,737	320	2,327	2,446	1,086	27,240
Gross client cash outflows	(5,715)	(4,808)	(1,348)	(4,815)	(2,836)	(14)	(1,229)	(1,097)	(285)	(22,147)
Net client cash flows (1)	1,171	(136)	(608)	211	901	306	1,098	1,349	801	5,093
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(96)	—	—	(96)
Investment returns and other	10,406	477	(617)	(2,254)	(2,424)	(3)	181	2,163	346	8,275
Ending assets under management	$46,370	$28,201	$6,177	$19,957	$18,184	$537	$5,033	$6,886	$2,943	$134,288
Average assets under management	$37,989	$26,034	$6,114	$19,413	$16,948	$433	$4,143	$4,708	$2,360	$118,142
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
The table below sets forth our assets under management by distribution channel (1):

	As of September 30, 2021		As of September 30, 2020
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$109,721	63.2%	$88,085	65.6%
Intermediary	55,912	32.2%	40,565	30.2%
Retail	7,990	4.6%	5,638	4.2%
Ending Assets Under Management	$173,623	100.0%	$134,288	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 11% of our total assets under management as of September 30, 2021.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2021	(unaudited; in millions)
Beginning assets under management	$85,687	$89,527	$175,214
Gross client cash inflows	5,293	1,649	6,942
Gross client cash outflows	(4,089)	(2,842)	(6,931)
Net client cash flows (2)	1,204	(1,193)	11
Artisan Funds' distributions not reinvested (3)	(39)	—	(39)
Investment returns and other	(1,236)	(327)	(1,563)
Net transfers (4)	(224)	224	—
Ending assets under management	$85,392	$88,231	$173,623
Average assets under management	$86,819	$90,738	$177,557
September 30, 2020
Beginning assets under management	$56,550	$64,024	$120,574
Gross client cash inflows	4,818	4,042	8,860
Gross client cash outflows	(3,796)	(2,916)	(6,712)
Net client cash flows (2)	1,022	1,126	2,148
Artisan Funds' distributions not reinvested (3)	(33)	—	(33)
Investment returns and other	5,289	6,310	11,599
Net transfers (4)	(251)	251	—
Ending assets under management	$62,577	$71,711	$134,288
Average assets under management	$61,001	$69,966	$130,967

Nine Months Ended
September 30, 2021	(unaudited; in millions)
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	18,560	7,254	25,814
Gross client cash outflows	(13,115)	(10,236)	(23,351)
Net client cash flows (2)	5,445	(2,982)	2,463
Artisan Funds' distributions not reinvested (3)	(114)	—	(114)
Investment returns and other	5,617	7,881	13,498
Net transfers (4)	(302)	302	—
Ending assets under management	$85,392	$88,231	$173,623
Average assets under management	$82,721	$87,659	$170,380
September 30, 2020
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	16,361	10,879	27,240
Gross client cash outflows	(14,323)	(7,824)	(22,147)
Net client cash flows (2)	2,038	3,055	5,093
Artisan Funds' distributions not reinvested (3)	(96)	—	(96)
Investment returns and other	3,663	4,612	8,275
Net transfers (4)	(316)	316	—
Ending assets under management	$62,577	$71,711	$134,288
Average assets under management	$55,402	$62,740	$118,142

(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of September 30, 2021, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $23 million.

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

Results of Operations
Three months ended September 30, 2021, compared to Three months ended September 30, 2020

	For the Three Months Ended September 30,		For the Period-to-Period
	2021	2020	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$316.6	$232.7	$83.9	36%
Operating Expenses
Total compensation and benefits	142.2	108.7	33.5	31%
Other operating expenses	31.3	26.8	4.5	17%
Total operating expenses	173.5	135.5	38.0	28%
Total operating income	143.1	97.2	45.9	47%
Non-operating income (expense)
Interest expense	(2.7)	(2.7)	—	—%
Other non-operating income	1.0	8.6	(7.6)	(88)%
Total non-operating income (expense)	(1.7)	5.9	(7.6)	(129)%
Income before income taxes	141.4	103.1	38.3	37%
Provision for income taxes	28.0	18.5	9.5	51%
Net income before noncontrolling interests	113.4	84.6	28.8	34%
Less: Noncontrolling interests - Artisan Partners Holdings	24.8	21.5	3.3	15%
Less: Noncontrolling interests - consolidated investment products	2.2	4.6	(2.4)	(52)%
Net income attributable to Artisan Partners Asset Management Inc.	$86.4	$58.5	$27.9	48%
Share Data
Basic earnings per share	$1.30	$0.93
Diluted earnings per share	$1.30	$0.93
Basic weighted average number of common shares outstanding	59,965,549	56,402,503
Diluted weighted average number of common shares outstanding	59,982,774	56,408,272
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
Approximately 4% of our $173.6 billion of assets under management as of September 30, 2021 have performance fee billing arrangements. Performance fees of $0.4 million were recognized in the three months ended September 30, 2021, compared to $0.3 million in the three months ended September 30, 2020.
The increase in revenues of $83.9 million, or 36%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was driven primarily by a $46.6 billion, or 36%, increase in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 70.7 basis points for the three months ended September 30, 2021 and 2020. The weighted average investment management fee remained flat as a decrease in separate account fee rates resulting from tiered fee structures and client mix was fully offset by the favorable rate impact of an increase in the proportion of our total assets managed through Artisan Funds and Artisan Global Funds, which accrue management fees at a higher rate than separate accounts.

The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (2)		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2021	2020	2021	2020
	(unaudited; dollars in millions)
Investment advisory fees	$117.5	$92.4	$199.1	$140.3
Weighted average management fee(1)	51.3 bps	52.4 bps	91.0 bps	91.6 bps
Percentage of ending AUM	51%	53%	49%	47%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period.
(2) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to investment models, for which we provide consulting advice but do not have full discretionary investment authority.

Operating Expenses
Operating expenses increased $38.0 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily as a result of higher incentive compensation and third-party distribution expense related to increased revenues, increases in compensation and benefits as a result of increased headcount, including the addition of the new investment team, and higher long-term incentive compensation costs as a result of the grant in January 2021.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$130.8	$99.6	$31.2	31%
Long-term incentive compensation awards	11.4	9.1	2.3	25%
Total compensation and benefits	$142.2	$108.7	$33.5	31%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was driven primarily by a $25.0 million increase in quarterly incentive compensation for our investment and marketing professionals as a result of the increase in revenue, as well as compensation and benefits expense related to increased headcount in 2021, including our newest investment team.
Long-term incentive compensation award expense increased $2.3 million, as the awards granted during 2020 and 2021 had a higher value than the awards that became fully vested in 2020 and 2021. During the first quarter of 2021, the Company's board of directors approved a grant of $79.4 million of long-term incentive awards consisting of $44.4 million of restricted share-based awards and $35.0 million of long-term cash awards, which we refer to as franchise capital awards. Long-term incentive compensation award expense for all outstanding awards is expected to be approximately $11 million in the fourth quarter of 2021, excluding the impact of investment returns.
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
Total compensation and benefits was 45% and 47% of our revenues for the three months ended September 30, 2021, and 2020, respectively. The percentage decreased as revenue increased at a higher rate than compensation and benefits.
Other operating expenses
Other operating expenses increased $4.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in third-party distribution expense as a result of an increase in AUM subject to those fees and higher professional fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended September 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.7)	$—	—%
Net investment gain (loss) of consolidated investment products	2.7	7.8	(5.1)	(65)%
Net gain (loss) on the tax receivable agreements	0.4	0.2	0.2	100%
Other investment gain (loss)	(2.1)	0.6	(2.7)	(450)%
Total non-operating income (expense)	$(1.7)	$5.9	$(7.6)	(129)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2021 and 2020 was 19.8% and 17.9%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 20% and 25% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2021 and 2020, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.

Nine months ended September 30, 2021, compared to Nine months ended September 30, 2020

	For the Nine Months Ended September 30,		Period-to-Period
	2021	2020	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$912.2	$638.5	$273.7	43%
Operating Expenses
Total compensation and benefits	419.7	315.6	104.1	33%
Other operating expenses	89.8	78.1	11.7	15%
Total operating expenses	509.5	393.7	115.8	29%
Total operating income	402.7	244.8	157.9	65%
Non-operating income (expense)
Interest expense	(8.1)	(8.1)	—	—%
Other non-operating income	20.4	7.5	12.9	172%
Total non-operating income (expense)	12.3	(0.6)	12.9	2,150%
Income before income taxes	415.0	244.2	170.8	70%
Provision for income taxes	78.1	44.2	33.9	77%
Net income before noncontrolling interests	336.9	200.0	136.9	68%
Less: Noncontrolling interests - Artisan Partners Holdings	74.1	55.8	18.3	33%
Less: Noncontrolling interests - consolidated investment products	10.9	4.7	6.2	132%
Net income attributable to Artisan Partners Asset Management Inc.	$251.9	$139.5	$112.4	81%
Share Data
Basic earnings per share	$3.84	$2.22
Diluted earnings per share	$3.84	$2.22
Basic weighted average number of common shares outstanding	59,519,634	55,188,563
Diluted weighted average number of common shares outstanding	59,535,894	55,190,486
Investment Advisory Revenues
The increase in revenues of $273.7 million, or 43%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was driven primarily by a $52.2 billion, or 44%, increase in our average assets under management. The weighted average management fee, which excludes performance fees, was 70.8 basis points for the nine months ended September 30, 2021 compared to 71.0 basis points for the nine months ended September 30, 2020. Performance fee revenue was $11.2 million for both the nine months ended September 30, 2021 and 2020. The weighted average investment management fee remained relatively flat as a decrease in separate account fee rates resulting from tiered fee structures and client mix was mostly offset by the favorable rate impact of an increase in the proportion of our total assets managed through Artisan Funds and Artisan Global Funds, which accrue management fees at a higher rate than separate accounts.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (2)		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2021	2020	2021	2020
	(unaudited; dollars in millions)
Investment advisory fees	$347.7	$258.3	$564.5	$380.2
Weighted average management fee(1)	51.4 bps	52.7 bps	91.2 bps	91.7 bps
Percentage of ending AUM	51%	53%	49%	47%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period.
(2) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to investment models, for which we provide consulting advice but do not have full discretionary investment authority.

Operating Expenses
Operating expenses increased $115.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily as a result of higher incentive compensation and third-party distribution expense related to increased revenues, increases in compensation and benefits as a result of increased headcount, including the addition of the new investment team, and higher long-term incentive compensation costs as a result of the grant in January 2021.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$385.1	$288.2	$96.9	34%
Long-term incentive compensation awards	34.6	27.4	7.2	26%
Total compensation and benefits	$419.7	$315.6	$104.1	33%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was driven primarily by a $81.7 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue, as well as compensation and benefits expense related to increased headcount in 2021, including our newest investment team.
Long-term incentive compensation award expense increased $7.2 million as the awards granted during 2020 and 2021 had a higher value than the awards that became fully vested in 2020 and 2021.
Total compensation and benefits was 46% and 49% of our revenues for the nine months ended September 30, 2021, and 2020, respectively.
Other operating expenses
Other operating expenses increased $11.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in third-party distribution expense as a result of an increase in AUM subject to those fees and higher professional fees.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period-to-Period
	2021	2020	$	%
	(unaudited; in millions)
Interest expense	$(8.1)	$(8.1)	$—	—%
Net investment gain (loss) of consolidated investment products	18.0	7.8	10.2	131%
Net gain (loss) on the tax receivable agreements	0.4	0.2	0.2	100%
Other investment gain (loss)	2.0	(0.5)	2.5	500%
Total non-operating income (expense)	$12.3	$(0.6)	$12.9	2,150%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 18.8% and 18.1% for the nine months ended September 30, 2021 and 2020, respectively.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 20% and 25% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2021 and 2020, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and by the tax deduction related to the vesting of restricted share-based awards.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Unaudited Consolidated Financial Statements for further discussion of earnings per share.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$86.4	$58.5	$251.9	$139.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24.8	21.5	74.1	55.8
Add back: Provision for income taxes	28.0	18.5	78.1	44.2
Add back: Compensation expense related to market valuation changes in compensation plans	0.1	—	0.3	—
Add back: Net (gain) loss on the tax receivable agreements	(0.4)	(0.2)	(0.4)	(0.2)
Add back: Net investment (gain) loss of investment products attributable to APAM	1.6	(3.7)	(8.9)	(2.2)
Less: Adjusted provision for income taxes	34.7	23.2	97.6	58.1
Adjusted net income (Non-GAAP)	$105.8	$71.4	$297.5	$179.0

Average shares outstanding
Class A common shares	60.0	56.4	59.5	55.2
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.4	5.4	5.5	5.3
Artisan Partners Holdings units outstanding (noncontrolling interests)	14.2	17.2	14.5	18.3
Adjusted shares	79.6	79.0	79.5	78.8

Basic and diluted earnings per share (GAAP)	$1.30	$0.93	$3.84	$2.22
Adjusted net income per adjusted share (Non-GAAP)	$1.33	$0.90	$3.74	$2.27

Operating income (GAAP)	$143.1	$97.2	$402.7	$244.8
Add back: Compensation expense related to market valuation changes in compensation plans	0.1	—	0.3	—
Adjusted operating income (Non-GAAP)	$143.2	$97.2	$403.0	$244.8

Operating margin (GAAP)	45.2%	41.8%	44.1%	38.3%
Adjusted operating margin (Non-GAAP)	45.2%	41.8%	44.2%	38.3%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$86.4	$58.5	$251.9	$139.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	24.8	21.5	74.1	55.8
Add back: Net (gain) loss on the tax receivable agreements	(0.4)	(0.2)	(0.4)	(0.2)
Add back: Net investment (gain) loss of investment products attributable to APAM	1.6	(3.7)	(8.9)	(2.2)
Add back: Compensation expense related to market valuation changes in compensation plans	0.1	—	0.3	—
Add back: Interest expense	2.7	2.7	8.1	8.1
Add back: Provision for income taxes	28.0	18.5	78.1	44.2
Add back: Depreciation and amortization	1.8	1.8	5.1	5.0
Adjusted EBITDA (Non-GAAP)	$145.0	$99.1	$408.3	$250.2

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited; in millions)
Cash and cash equivalents	$273.3	$155.0
Accounts receivable	$122.1	$99.9
Seed investments(1)	$65.0	$62.6
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $37.3 of investments made related to funded long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2021, none of our receivables were considered uncollectible.
We utilize capital to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of September 30, 2021, the balance of all seed investments, including investments in consolidated investment products, was $65.0 million. The seed investments are generally redeemable at our discretion.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the nine months ended September 30, 2021.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2021.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2021 and 2020, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$25.6	$20.9	$67.9	$60.2
Holdings Partnership Distributions to APAM	110.6	70.0	285.0	181.4
Total Holdings Partnership Distributions	$136.2	$90.9	$352.9	$241.6
On October 26, 2021, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $33.3 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.

APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2021 and 2020:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Quarterly	Class A Common	$1.00	$0.67	$2.85	$1.96
Special Annual	Class A Common	$—	$—	$0.31	$0.60
Our board of directors declared, effective October 26, 2021, a variable quarterly dividend of $1.07 per share of Class A common stock with respect to the September quarter of 2021, payable on November 30, 2021 to stockholders of record as of the close of business on November 16, 2021. The variable quarterly dividend represents approximately 80% of the cash generated in the September quarter of 2021 and a pro-rata portion of 2021 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $404.4 million liability as of September 30, 2021. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2021, we made payments of $31.3 million related to the TRAs. We do not intend to make any additional TRA payments in 2021. In 2022, we expect to make payments of approximately $33 million related to the TRAs.

Cash Flows

	For the Nine Months Ended September 30,
	2021	2020
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$199.5	$144.3
Net cash provided by operating activities	404.2	298.7
Net cash provided by (used in) investing activities	(26.2)	16.2
Net cash used in financing activities	(252.2)	(228.3)
Net impact of deconsolidation of consolidated investment products	(34.8)	—
Cash, cash equivalents and restricted cash as of September 30	$290.5	$230.9
Net cash provided by operating activities increased $105.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in operating income resulting from higher AUM and revenues. For the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, our operating income, excluding share-based related compensation expense, increased $160.1 million. The increase was partially offset by a $53.4 million decrease in operating cash flows from consolidated investment products, primarily due to an increase in net purchases of investments.
Net cash used in investment activities increased $42.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to a $39.0 million increase in net purchases of investment securities, primarily related to investments made in connection with the funding of a long-term incentive compensation plan.
Net cash used by financing activities increased $23.9 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a $52.4 million increase in dividends paid, a $7.6 million increase in distributions to limited partners, a $4.6 million increase in taxes paid related to employee net share settlement, and a $4.3 million increase in payments of amounts owed under the TRAs, partially offset by a $45.1 million increase in contributions from noncontrolling interests in our consolidated investment products.
During the nine months ended September 30, 2021, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $34.8 million decrease in cash, cash equivalents and restricted cash.
Certain Contractual Obligations
As of September 30, 2021, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $412.5 million at December 31, 2020 to $404.4 million at September 30, 2021. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2021, we made payments of $31.3 million related to the TRAs. We do not intend to make any additional TRA payments in 2021. In 2022, we expect to make payments of approximately $33 million related to the TRAs.
During the nine months ended September 30, 2021, the Company entered into two office leases that have not commenced as of September 30, 2021, resulting in a $41.2 million increase in the Company's undiscounted future operating lease payment obligations. See Note 14, “Leases” for additional details on the Company's contractual lease obligations.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the Unaudited Consolidated Financial Statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended September 30, 2021.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021 and 2020.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: October 27, 2021

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)