Form 10-K
period 2021-12-31
Artisan Partners Asset Management Inc.
filed 2022-02-22
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.3 billion based on the closing price of $50.82 for one share of Class A common stock, as reported on the New York Stock Exchange on that date. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 18, 2022 were 66,515,087, 3,206,580 and 9,128,617, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

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
•“2021 Follow-On Offering” means the registered offering of 963,614 shares of Class A common stock of Artisan Partners Asset Management Inc. completed on March 1, 2021.
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation, the long-term impact of the COVID-19 pandemic and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of this Form 10-K, as may be amended from time to time. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
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
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy, except those accounts with respect to which we believe client-imposed investment restrictions (such as socially-based restrictions) may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 10% of our assets under management at December 31, 2021, are maintained in separate composites the results of which are not presented in this report.
The performance of accounts with investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with client restrictions and the weightings in the portfolio of other securities are correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Our assets under management in accounts with investment restrictions and non-U.S. dollar accounts represented approximately 2% and 8%, respectively, of our assets under management as of December 31, 2021. Results for any investment strategy described herein, and for different investment vehicles within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings. The returns for any strategy may be positive or negative, and past performance does not guarantee future results. In this report, we refer to the date on which we began tracking the performance of an investment strategy as the “inception date”.
Unless otherwise noted, we present the average annual returns of our composites on a “gross” basis, which represent average annual returns before payment of fees payable to us by any portfolio in the composite and net of commissions and transaction costs. We also present the average annual returns of certain market indices or “benchmarks” for the comparable period. The indices are unmanaged and have differing volatility, credit and other characteristics. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any of the strategy’s comparator index in this report. At times, this causes material differences in relative performance. It is not possible to invest directly in any of the indices. The returns of these indices, as presented in this report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends.
In these materials, we present Value Added, which is the difference, in basis points, between an Artisan strategy’s average annual return and the return of its respective benchmark. The benchmark used for purposes of presenting a strategy’s performance and calculating Value Added is generally the market index most commonly used by our clients to compare the performance of the relevant strategy or, if none, the market index used by management to evaluate the performance of the strategy. Prior to the June 2021 quarter, the Credit Opportunities strategy, which is benchmark agnostic, used the ICE BofA U.S. High Yield Master II Total Return Index for this purpose. Since that time, the Credit Opportunities strategy has used the ICE BofA US Dollar LIBOR 3-month Constant Maturity Index for this purpose, which is the market index used by Company’s management to evaluate the performance of the strategy. Composites / Indexes used for the Value Added calculations described are: Non-U.S. Growth Strategy / International Value Strategy-MSCI EAFE Index; Global Discovery / Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy-MSCI ACWI Index; Non-U.S. Small-Mid Growth Strategy-MSCI ACWI ex-USA Small Mid Index; U.S. Mid-Cap Growth Strategy-Russell Midcap Growth® Index; U.S. Mid-Cap Value Strategy-Russell Midcap Value® Index; U.S. Small-Cap Growth Strategy-Russell 2000 Growth® Index; Value Equity Strategy-Russell 1000 Value® Index; Developing World Strategy / Sustainable Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-ICE BofA U.S. High Yield Master II Total Return Index; Credit Opportunities Strategy-ICE BofA US Dollar LIBOR 3-month Constant Maturity Index; Antero Peak Strategy / Antero Peak Hedge Strategy / Select Equity Strategy-S&P 500® Index; Artisan International Small Cap Value-MSCI All Country World Ex USA Small Cap Index.
The MSCI EAFE Index, the MSCI EAFE Growth Index, the MSCI EAFE Value Index, the MSCI ACWI Index, the MSCI ACWI ex-USA Index, the MSCI ACWI ex-USA SMID Index, the MSCI ACWI ex-USA Small Cap and the MSCI Emerging Markets Index are trademarks of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this report. MSCI makes no express or implied warranties or representations and shall have no liability whatsoever with respect to any MSCI data contained herein. The MSCI data may not be further redistributed or used to create indices or financial products. This document is not approved or produced by MSCI.

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
The S&P 500 Index is a product of S&P Dow Jones Indices LLC (S&P DJI) and/or its affiliates and has been licensed for use. Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global, Inc. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P® is a registered trademark of S&P Global and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones). None of S&P DJI, Dow Jones, their affiliates or third party licensors makes any representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and none shall have any liability for any errors, omissions, or interruptions of any index or the data included therein.
The ICE BofA U.S. High Yield Master II Total Return Index is owned by ICE Data Indices, LLC, used with permission. ICE Data Indices, LLC permits use of the ICE BofA indices and related data on an "as is" basis, makes no warranties regarding same, does not guarantee the suitability, quality, accuracy, timeliness, and/or completeness of the ICE BofA indices or any data included in, related to, or derived therefrom, assumes no liability in connection with the use of the foregoing, and does not sponsor, endorse, or recommend Artisan Partners or any of its products or services.
In this report, we present ratings from Morningstar, Inc., for the series of Artisan Funds. The Morningstar RatingTM for funds, or "star rating", is calculated for managed products (including mutual funds, variable annuity and variable life subaccounts, exchange-traded funds, closed-end funds, and separate accounts) with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of products in each product category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. The Overall Morningstar Rating for a managed product is derived from a weighted average of the performance figures associated with its three-, five-, and 10-year (if applicable) Morningstar Rating metrics. The weights are: 100% three-year rating for 36-59 months of total returns, 60% five-year rating/40% three-year rating for 60-119 months of total returns, and 50% 10-year rating/30% five-year rating/20% three-year rating for 120 or more months of total returns. While the 10-year overall star rating formula seems to give the most weight to the 10-year period, the most recent three-year period actually has the greatest impact because it is included in all three rating periods. The ratings which form the basis for the information reflected in this report, and the fund categories in which they are rated, relating to each Fund's Investor Share Class are: Artisan Developing World Fund—Diversified Emerging Markets; Artisan Focus Fund—Large Growth; Artisan Global Discovery—World Large Stock Growth; Artisan Global Equity Fund—World Large Stock Growth; Artisan Global Opportunities Fund—World Large Stock Growth; Artisan Global Value Fund—World Large Stock Value; Artisan High Income Fund—High Yield Bond; Artisan International Fund—Foreign Large Growth; Artisan International Small-Mid Fund—Foreign Small/Mid Growth; Artisan International Value Fund—Foreign Large Blend; Artisan Mid Cap Fund—Mid-Cap Growth; Artisan Mid Cap Value Fund—Mid-Cap Value; Artisan Small Cap Fund—Small Growth; Artisan Sustainable Emerging Markets Fund—Diversified Emerging Markets; and Artisan Value Fund—Large Value. Morningstar ratings are initially given on a fund's three year track record and change monthly.
Throughout this report, we present historical information about our assets under management, including information about changes in our assets under management due to client cash flows, investment returns and transfers between investment vehicles (e.g., pooled investment vehicles and separate accounts). Client cash flows represent client fundings, terminations and client initiated contributions and withdrawals (which could be in cash or in securities), but generally exclude Artisan Funds’ income and capital gain distributions that are not reinvested by fund shareholders. Investment returns and other represents realized gains and losses, the change in unrealized gains and losses, net income and certain miscellaneous items, immaterial in the aggregate, which may include payment of Artisan’s management fees or payment of custody expenses to the extent a client causes these fees to be paid from the account we manage. The effect of translating into U.S. dollars the value of portfolio securities denominated in currencies other than the U.S. dollar is included in investment returns and other. We also present information about our average assets under management for certain periods.
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
v

PART I
Item 1. Business
Overview
Founded in 1994, Artisan is an investment management firm focused on providing high valued added, active investment strategies in growing asset classes to sophisticated clients around the world.
Since our founding, we have maintained a business model that is designed to maximize our ability to produce attractive investment results for our clients, and we believe this model has contributed to our success in doing so. We focus on attracting, retaining and developing talented investment professionals by creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, a high degree of investment autonomy, and a long-term time horizon. Each of our investment teams is led by one or more experienced portfolio managers and applies its own unique investment philosophy and process. We believe this autonomous investment team structure promotes independent analysis and accountability among our investment professionals, which we believe promotes superior investment results.
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
We launch a new strategy when we believe it has the potential to achieve superior investment performance in an area that we believe will have sustained client demand at attractive fee rates over the long term. We strive to maintain the integrity of the investment process followed in each of our strategies by rigorous adherence to the investment parameters we have communicated to our clients. We also carefully monitor our investment capacity in each investment strategy. We believe that management of our investment capacity protects our ability to deliver strong investment returns, which protects the interests of our clients and, in the long term, protects our ability to retain client assets and maintain our profit margins. In order to better achieve our long-term goals, we are willing to close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our short-term results may be impacted.
In addition to our investment teams, we have a management team with a fiduciary mindset that is focused on thoughtfully growing the business over the long term while preserving a consistent environment for our talented investment professionals and associates. We believe that maintaining the firm’s talent-driven business model and investment-focused culture is critical to generating sustainable, long-term outcomes for clients, which in turn is critical to generating sustainable long-term outcomes for shareholders. To that end, our management team focuses on managing the alignment of, and resources for, the firm’s investment professionals, managing our operational infrastructure to provide a distraction-free investment environment, adhering to our transparent and predictable financial model, and promoting the sustainability of the firm.
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
We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average assets under management. A small but growing percentage of our clients pay us performance fees or incentive allocations, in which a portion of the fee or allocation is based on the performance of clients’ accounts relative to a benchmark. These investment advisory fees are determined by the investment advisory and sub-advisory agreements between us and our clients. Investment advisory and sub-advisory agreements between us and our separate account clients are generally terminable by our separate account clients upon short notice or no notice.
Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap and investment style. Each strategy is managed by one of the investment teams described below. The following table sets forth total assets under management and certain performance information for our investment teams and strategies as of December 31, 2021.

Investment Team and Strategy	AUM as of December 31, 2021	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2021	Fund Rating(2) as of December 31, 2021
	(in millions)
Growth Team
Global Opportunities	27,578	February 1, 2007	625	«««««
Global Discovery	2,371	September 1, 2017	1,080	«««««
U.S. Mid-Cap Growth	16,919	April 1, 1997	586	«««««
U.S. Small-Cap Growth	5,566	April 1, 1995	351	««««

Global Equity Team
Global Equity	2,837	April 1, 2010	397	«««
Non-U.S. Growth	20,507	January 1, 1996	504	««
Non-U.S. Small-Mid Growth	9,417	January 1, 2019	1,062	«««
China Post-Venture	237	April 1, 2021	539	Not Applicable

U.S. Value Team
Value Equity	4,054	July 1, 2005	124	«««
U.S. Mid-Cap Value	3,999	April 1, 1999	270	««

International Value Team
International Value	31,792	July 1, 2002	551	««««
International Small Cap Value	24	October 1, 2020	944	Not Applicable

Global Value Team
Global Value	26,324	July 1, 2007	257	««««
Select Equity	420	March 1, 2020	-1019	Not yet rated

Sustainable Emerging Markets Team
Sustainable Emerging Markets	1,173	July 1, 2006	106	«««

Credit Team
High Income	8,018	April 1, 2014	257	«««««
Credit Opportunities	120	July 1, 2017	1,299	Not Applicable
Floating Rate (3)	19	January 1, 2022	—	Not yet rated

Developing World Team
Developing World	8,102	July 1, 2015	1,105	«««««

Antero Peak Group
Antero Peak	4,028	May 1, 2017	996	«««
Antero Peak Hedge	1,249	November 1, 2017	214	Not Applicable

Total AUM as of December 31, 2021	174,754

(1) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See “Performance and Assets Under Management Information Used in this Report” for information regarding the benchmarks used. Value-added for periods less than one year is not annualized. The High Income strategy holds loans and other security types that are not included in its benchmark, which, at times, causes material differences in relative performance. The Credit Opportunities strategy is benchmark agnostic and has been compared to the 3-month LIBOR for reference purposes only. The Antero Peak and Antero Peak Hedge strategies' investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

(2) The Overall Morningstar RatingTM applicable to the Artisan Fund managed to each investment strategy is derived from a weighted average of the performance figures associated with its three-year, five-year, and ten-year (if applicable) Morningstar Ratings metrics.

(3) The Floating Rate strategy composite performance began on January 1, 2022. As a result, there is not a performance track record as of December 31, 2021.

Growth Team
Our Growth team, which was formed in 1997 and is based in Milwaukee, manages four investment strategies: Global Opportunities, Global Discovery, U.S. Mid-Cap Growth and U.S. Small-Cap Growth. James D. Hamel, Matthew H. Kamm, Craigh A. Cepukenas, Jason L. White and Jay C. Warner are the portfolio managers of all four strategies. Mr. Hamel is the lead portfolio manager of the Global Opportunities strategy; Mr. White is the lead portfolio manager of the Global Discovery strategy; Mr. Kamm is the lead portfolio manager of the U.S. Mid-Cap Growth strategy; and Mr. Cepukenas is the lead portfolio manager of the U.S. Small-Cap Growth strategy.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	15.17%	30.66%	22.22%	18.32%	13.27%
MSCI ACWI® Index	18.54%	20.36%	14.39%	11.84%	7.02%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	14.01%	34.48%	—%	—%	23.86%
MSCI ACWI® Index	18.54%	20.36%	—%	—%	13.06%

U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	11.68%	35.59%	24.22%	18.62%	16.58%
Russell Midcap® Index	22.58%	23.26%	15.09%	14.89%	11.13%
Russell Midcap® Growth Index	12.73%	27.43%	19.82%	16.61%	10.72%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	(7.77)%	28.69%	23.16%	18.21%	12.18%
Russell 2000® Index	14.82%	20.00%	12.01%	13.22%	9.83%
Russell 2000® Growth Index	2.83%	21.14%	14.52%	14.12%	8.67%

Global Equity Team
Our Global Equity team was formed in 1996 and is primarily based in San Francisco and New York. The Global Equity team currently manages four investment strategies: Global Equity, Non-U.S. Growth, Non-U.S. Small-Mid Growth and China Post-Venture.
Mark L. Yockey serves as portfolio manager of the Global Equity and Non-U.S. Growth strategies. Charles-Henri Hamker and Andrew J. Euretig are also portfolio managers of the Global Equity strategy and associate portfolio managers of the Non-U.S. Growth strategy. Rezo Kanovich serves as the sole portfolio manager of the Non-U.S. Small-Mid Growth strategy. Tiffany Hsiao serves as portfolio manager and Yuanyuan Ji serves as associate portfolio manager of the China Post-Venture strategy.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	6.56%	22.55%	19.20%	15.89%	14.07%
MSCI ACWI® Index	18.54%	20.36%	14.39%	11.84%	10.10%

Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	10.07%	16.03%	13.31%	10.37%	10.29%
MSCI EAFE® Index	11.26%	13.53%	9.54%	8.02%	5.25%

Non-U.S. Small-Mid Growth (January 1, 2019)
Average Annual Gross Returns	5.17%	25.33%	—%	—%	25.33%
MSCI All Country World Index Ex USA Small Mid Cap (Net)	10.16%	14.71%	—%	—%	14.71%

China Post-Venture (April 1, 2021) [1]
Average Annual Gross Returns	—%	—%	—%	—%	(9.06)%
MSCI China SMID Cap Index	—%	—%	—%	—%	(14.45)%
1 Periods less than one year are not annualized.

U.S. Value Team
Our U.S. Value team, which was formed in 1997 and is based in Atlanta and Chicago, manages two investment strategies: Value Equity and U.S. Mid-Cap Value. Thomas A. Reynolds, Daniel L. Kane, and Craig Inman are the portfolio managers for both strategies. During the first quarter of 2022, the team will begin managing a third strategy, the Value Income strategy. James C. Kieffer, who relinquished portfolio management responsibilities of the Value Equity and U.S. Mid-Cap Value strategies effective February 1, 2021, remains a managing director of Artisan Partners and a member of the U.S. Value team.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	24.43%	21.90%	12.83%	12.88%	9.67%
Russell 1000® Index	26.45%	26.18%	18.41%	16.53%	11.07%
Russell 1000® Value Index	25.16%	17.62%	11.16%	12.96%	8.43%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	27.76%	19.43%	11.12%	11.78%	12.98%
Russell Midcap® Index	22.58%	23.26%	15.09%	14.89%	10.43%
Russell Midcap® Value Index	28.34%	19.60%	11.21%	13.43%	10.28%

International Value Team
Our International Value team, led by N. David Samra, is based in San Francisco and manages two investment strategies: International Value and International Small Cap Value. N. David Samra serves as lead portfolio manager of the International Value strategy and managing director of the International Small Cap Value strategy. Ian P. McGonigle and Joseph Vari serve as co-portfolio managers of the International Value strategy. Beini Zhou and Anand Vasagiri serve as co-portfolio managers of the International Small Cap Value strategy.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
International Value (July 1, 2002)
Average Annual Gross Returns	18.10%	17.64%	11.73%	11.79%	12.10%
MSCI EAFE® Index	11.26%	13.53%	9.54%	8.02%	6.59%

International Small Cap Value (October 1, 2020)
Average Annual Gross Returns	20.65%	—%	—%	—%	40.85%
MSCI All Country World Index Ex USA Small Cap (Net)	12.93%	—%	—%	—%	31.41%

Global Value Team
Our Global Value team, led by Daniel J. O’Keefe, is primarily based in Chicago. Mr. O’Keefe serves as lead portfolio manager and Michael J. McKinnon serves as portfolio manager of the team’s Global Value and Select Equity strategies.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	16.94%	16.46%	11.40%	12.37%	9.17%
MSCI ACWI® Index	18.54%	20.36%	14.39%	11.84%	6.60%

Select Equity (March 1, 2020)
Average Annual Gross Returns	16.87%	—%	—%	—%	21.61%
S&P 500 Index	28.71%	—%	—%	—%	31.80%

Sustainable Emerging Markets Team
Our Sustainable Emerging Markets team, which was formed in 2006 and is based in New York, manages a single investment strategy. Maria Negrete-Gruson is the portfolio manager for the Sustainable Emerging Markets strategy.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Sustainable Emerging Markets (July 1, 2006)
Average Annual Gross Returns	(0.27)%	14.40%	12.64%	7.72%	6.78%
MSCI Emerging Markets Index	(2.54)%	10.93%	9.87%	5.48%	5.72%

Credit Team
Our Credit team, which was formed in 2014 and is based in Denver, manages three investment strategies: High Income, Credit Opportunities and Floating Rate. Bryan L. Krug serves as portfolio manager of the High Income and Credit Opportunities strategies. Mr. Krug serves as lead portfolio manager and Seth B. Yeager serves as portfolio manager of the Floating Rate strategy.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	7.16%	11.03%	8.35%	—%	7.93%
ICE BofA U.S. High Yield Master II Total Return Index	5.36%	8.56%	6.09%	—%	5.36%

Credit Opportunities (July 1, 2017)
Average Annual Gross Returns	18.44%	18.84%	—%	—%	14.44%
ICE BofA U.S. High Yield Master II Total Return Index	0.17%	1.28%	—%	—%	1.45%

Floating Rate (January 1, 2022) [1]
Average Annual Gross Returns	—%	—%	—%	—%	—%
Credit Suisse Leveraged Loan Total Return Index	—%	—%	—%	—%	—%
1 The Floating Rate strategy composite performance began on January 1, 2022. As a result, there is not a performance track record as of December 31, 2021.

Developing World Team
Our Developing World team, which was formed in 2015 and is based in San Francisco, manages one investment strategy. Lewis S. Kaufman is the portfolio manager for the Developing World strategy.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	(8.71)%	33.88%	22.94%	—%	17.16%
MSCI Emerging Markets Index	(2.54)%	10.93%	9.87%	—%	6.11%

Antero Peak Group
Antero Peak Group was formed in 2016 and is based in Denver and New York. The Antero Peak Group manages two investment strategies: Antero Peak and Antero Peak Hedge. Chris Smith is the portfolio manager for both strategies.

	As of December 31, 2021
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Antero Peak (May 1, 2017)
Average Annual Gross Returns	25.17%	29.95%	—%	—%	28.08%
S&P 500 Index	28.71%	26.04%	—%	—%	18.12%

Antero Peak Hedge (November 1, 2017)
Average Annual Gross Returns	19.56%	21.97%	—%	—%	20.18%
S&P 500 Index	28.71%	26.04%	—%	—%	18.04%

Emerging Markets Debt Team

The Emerging Markets Debt team was formed in 2021 and is based in Boston. We are working with the team to develop active, differentiated strategies with broad exposure to the emerging markets debt asset class and expect the team’s first strategies will launch during the first half of 2022.

Distribution, Investment Products and Client Relationships
The goal of our marketing, distribution and client service efforts is to grow and maintain a client base that is diversified by investment strategy, client type, distribution channel and geographic region. We focus our distribution and marketing efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like, centralized decision-making processes and longer-term investment horizons. We have designed our distribution strategies and structured our distribution teams to use knowledgeable, seasoned marketing and client service professionals in a way intended to limit the time our investment professionals spend on marketing and client service activities. We believe that minimizing other demands allows our portfolio managers and other investment professionals to focus their energies and attention on the investment decision-making process, which we believe enhances the opportunity to achieve superior investment returns. Our distribution efforts are centrally managed by our Head of Global Distribution, who oversees and coordinates the efforts of our marketing and client service professionals.
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional channel also includes assets under management sourced from defined contribution plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2021, approximately 36% of our assets under management were attributed to clients represented by investment consultants.
As of December 31, 2021, 64% of our assets under management were sourced through our institutional channel.
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
As of December 31, 2021, approximately 32% of our assets under management were sourced through our intermediary channel.
Retail Channel
We primarily access retail investors indirectly through mutual fund supermarkets through which investors have the ability to purchase and redeem fund shares. U.S. investors can also invest directly in Artisan Funds. Our subsidiary, Artisan Partners Distributors LLC, a registered broker-dealer, distributes shares of Artisan Funds. Publicity and ratings and rankings from Morningstar, Lipper and others are essential to building the Artisan Partners brand, which is important for attracting retail investors. As a result, we publicize the ratings and rankings received by Artisan Funds and work to ensure that potential retail investors have appropriate information to evaluate a potential investment in Artisan Funds. We do not generally use direct marketing campaigns as we believe that their cost outweighs their potential benefits.
As of December 31, 2021, approximately 4% of our assets under management were sourced from investors we categorize as retail investors.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and pooled vehicles. As of December 31, 2021, Artisan Funds and Artisan Global Funds accounted for approximately 48% of our total assets under management, and approximately 52% of our assets under management were managed in separate accounts and other pooled vehicles.
Separate Accounts and Other
We manage traditional separate accounts within most of our investment strategies. As of December 31, 2021, we managed 235 traditional separate accounts spanning 138 client relationships and our largest separate account relationship represented approximately 8% of our assets under management. These separate account clients include both institutional and intermediary channel relationships, such as pension and profit sharing plans, corporations, trusts, endowments, foundations, charitable organizations, high net worth individuals, governmental entities, insurance companies, commingled investment vehicles, investment advisers and other financial institutions, trustees of collective investment trusts and investment companies and similar pooled investment vehicles. We generally require a minimum relationship of $20 million to $100 million, depending on the strategy, to manage a separate account. The fees we charge on separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.

A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts, or CITs. We act as investment adviser to the CITs and earn a management fee for providing this service. As of December 31, 2021, Artisan-branded collective investment trusts represented approximately 5% of our assets under management.
Certain of our investment strategies are primarily offered through Artisan-sponsored unregistered pooled investment vehicles, referred to as Artisan Private Funds. For serving as investment adviser to Artisan Private Funds, we earn a management fee and, for certain funds, are entitled to receive either an allocation of profits or a performance-based fee. As of December 31, 2021, Artisan Private Funds comprised approximately 1% of our assets under management.
In our reporting materials, unless otherwise stated, our “separate accounts and other” AUM includes assets we manage in traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority.
Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. We earn management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds. As of December 31, 2021, Artisan Funds represented approximately 45% of our assets under management.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds provides non-U.S. investors with access to a number of our investment strategies in a pooled vehicle structure. We earn investment management fees, which are based on the average daily net assets of each sub-fund and are generally paid monthly, for serving as investment adviser to these funds. As of December 31, 2021, Artisan Global Funds represented approximately 3% of our assets under management.
Regulatory Environment and Compliance
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations and regulators located outside the United States. Under these laws and regulations, agencies that regulate investment advisers, investment funds and other related entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from conducting business in the event that it fails to comply with such laws and regulations. Breaches of these laws and regulations could also result in regulatory enforcement, civil liability, criminal liability and/or the imposition of other sanctions, including monetary damages, fines, censures, the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, and the revocation of registrations. In addition, a regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business.
The domestic, international and extra-territorial laws and regulations that apply to our business relate to a broad range of subjects, including securities, compliance, corporate governance, financial reporting and disclosure, tax, privacy and data protection, information security, anti-bribery and anti-corruption, anti-money laundering and anti-terrorist financing. These laws and regulations are complex and continue to change and evolve over time. As a result, there is a level of uncertainty associated with the regulatory environments in which we operate. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.
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
Artisan Partners Limited Partnership is registered with the Commodity Futures Trading Commission (CFTC) as a commodity pool operator, and expects to become a member of the National Futures Association (NFA), with respect to its management of the Artisan Emerging Markets Debt Opportunities Fund and Artisan Global Unconstrained Fund, each of which we expect to launch in the first half of 2022. The CFTC and NFA each administer a comparable regulatory system covering futures, swaps and other derivative instruments. As the commodity pool operator of these Funds, Artisan Partners expects to claim relief under the Commodity Exchange Act from certain reporting and recordkeeping requirements.
The legislative and regulatory environment in the U.S. is subject to continual change. Political and electoral changes and developments have in the past introduced, and may in the future introduce, additional uncertainty. New legal or regulatory requirements often add further complexity to our business and operations, and addressing such new requirements may require substantial expenditures of time and capital. Certain regulatory reforms in the U.S. that have, or may in the future, impact our business include the following items:
•The SEC has recently proposed and/or adopted several new rules impacting registered investment advisers (e.g. private fund advisor rules, cybersecurity risk management rules, beneficial ownership rules, T+1 settlement cycle, amendments to Form PF and amended advertising rule) and registered investment companies (e.g. new or amended rules on mutual fund use of derivatives, liquidity risk management, reporting modernization, valuation). In addition, the SEC’s current regulatory agenda indicates that the SEC will be proposing a number of rules impacting public companies (e.g. new disclosure requirements on topics such as climate change, human capital management, cybersecurity risk governance, and pay versus performance). These rules impact us and the mutual funds we manage to varying degrees.
•In recent years there has been an increased focus on the protection of customer privacy and data, and the need to secure sensitive information. We are subject to the California Consumer Privacy Act, which took effect in January 2020, and provides for enhanced consumer protections for California residents. Since then, several additional states have proposed and/or adopted data privacy laws with which we may be required to comply.
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
Artisan Partners Hong Kong Limited, our Hong Kong subsidiary, is licensed and regulated by the Hong Kong Securities and Futures Commission (the “SFC”). Artisan Partners Hong Kong Limited and its employees conducting regulated activities under the Securities and Futures Ordinance are subject to the rules, codes and guidelines issued by the SFC from time to time.
Artisan Partners Australia Pty Ltd has historically operated in Australia on the basis of a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments Commission. This relief is expiring for foreign financial service providers like us and, as a result, Artisan Partners Australia Pty Ltd or one of its affiliates may need to apply for and obtain a securities license or a new exemption by April 1, 2023.

Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands, and the Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law.
Our business is also subject to the rules and regulations of the countries in which we conduct distribution or investment management activities. We have relationships with clients located outside of the United States, which relationships may be subject to laws and regulations of the jurisdictions in which the client is domiciled. In addition, 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar as of December 31, 2021. Our investments in these non-U.S. securities may subject us to certain laws and regulations of the jurisdictions in which the issuer resides or is traded. We may also be subject to U.S. laws and regulations with respect to our distribution or investment management activities in non-U.S. markets, including in jurisdictions that may be considered higher risk.
Further expansion of our business into new international jurisdictions and regulatory reforms in jurisdictions in which we currently operate or invest, further complicate our compliance efforts. Addressing these legal and regulatory matters may require substantial time and expense. Certain non-U.S. regulatory reforms or guidance regarding such regulations that have, or may in the future, impact our business include the following items:
•In October 2020, the Central Bank of Ireland issued further guidance regarding the fund company management effectiveness framework (“CP86”). As a result of the guidance, fund management companies, including Artisan Global Funds, were required to assess their operational resources and governance arrangements and increase their level of resources to meet the new minimum requirements. During 2021, Artisan Global Funds retained a third-party management company to meet the requirements of CP86 in Ireland.
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
Competition
The investment management industry is highly competitive. In order to be successful and grow our business, we must be able to compete effectively for assets under management. We compete to attract clients and investors principally on the basis of:
•the performance of our investment strategies
•the continuity of our investment and distribution professionals
•the quality of the service we provide to our clients
•the range of investment strategies and vehicles we offer
•our brand recognition and reputation within the investing community
•the fees we charge for the investment management services we provide
We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. For additional information concerning the competitive risks that we face, see “Risks Factors—Risks Related to Our Industry—The investment management industry is intensely competitive.”
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
As of December 31, 2021, we employed 498 associates. Approximately 30% of our associates work within our investment teams, 17% within our distribution teams and 53% within our business management and operations teams. Approximately 94% of our associates operate from our U.S. offices and 6% operate from our offices outside of the U.S. As of December 31, 2021, 40% of our U.S. associates were female and 20% of our U.S. associates self-identified as ethnically diverse.

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
We actively support associate development, both formally and informally, and encourage advancement from within the firm. Our tuition reimbursement program is available to associates who are pursuing applicable undergraduate and graduate degrees or certifications or licenses relevant to the business. Our diversity and inclusion committee champions our diversity and inclusion initiatives by bringing together a group of individuals with broad representation across the firm, as well as diverse social, regional and cultural identities. We also actively support a number of associate-led groups including the Pride Alliance, Multicultural Exchange, diffAbilities and the Women’s Networking Initiative. These groups create supportive and collaborative networks, encourage engagement and a sense of belonging, and enhance professional and personal growth. Our support of these and other associate-led programs are part of our ongoing commitment to providing an environment that allows our talented associates to thrive.
We believe in order to attract and retain talent, it is critical that we continue to foster an engaging environment and provide attractive compensation and benefits programs. We regularly review compensation paid to associates to ensure it is competitive and fair for the role, experience, location and individual contribution. We provide equity or equity-linked incentives to all of our associates in order to align their economic interests with those of our clients and stockholders. We encourage our associates to save for retirement. In the U.S., we match 100% of associate 401(k) contributions dollar for dollar (fully vested), up to the IRS limit. We also maintain competitive retirement programs or benefits for all non-U.S. associates. In addition, we offer a comprehensive benefits program that is available to all associates regardless of title, role, or responsibility.
Sustainability
Artisan Partners' purpose is to generate and compound wealth over the long-term for our clients. The wealth we generate improves retirement outcomes, pays for education, funds charitable purposes and in general improves people's lives. We are proud of our track record for the people we serve and are dedicated to continuing to improve it.
To achieve our purpose, we must continue to thoughtfully grow our business over the long term while preserving a consistent environment in which our talented investment professionals and associates can thrive. Maintaining our talent-driven business model and investment-focused culture is critical to providing a stable environment for our associates, generating sustainable, long-term investment outcomes for clients, and creating long-term successful financial outcomes for shareholders.
To us, sustainability means the following:
•Long-term relationships with the right clients, on the right terms and with the right time horizons. We foster client relationships by prioritizing investment returns. Prioritizing clients’ investment returns may, at times, require us to limit client cash flows and overall assets managed in a strategy—a practice we refer to as capacity management.
•A deliberate process to bring on new investment talent, launch new strategies and build sustainable franchises. We are patient in developing our talent, teams and strategies. We are comfortable with evolving—and sometimes even disrupting—our firm to increase the probability of long-term successful investment outcomes through market cycles.
•Compelling work in a tailored environment, with long-term opportunities for associates across our firm. Our culture promotes associates’ success—ideally over their entire careers—with economic alignment in the form of variable compensation and long-duration incentive awards.
•Growing our business value while maintaining financial discipline and continuing to generate and distribute significant cash to our shareholders. By taking care of our people and fulfilling our fiduciary duty to our clients we create a waterfall effect that generates sustainable financial outcomes for our shareholders over the long term.
Our Structure and Reorganization
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2021, we owned approximately 84% of Artisan Partners Holdings, and the other 16% was owned by the limited partners of Artisan Partners Holdings.

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
•The modification of our capital structure into three classes of common stock and a series of convertible preferred stock. We issued shares of our Class B common stock and Class C common stock and convertible preferred stock to pre-IPO partners of Artisan Partners Holdings. Each share of Class B common stock corresponds to a Class B common unit of Artisan Partners Holdings. Each share of Class C common stock corresponds to either a Class A, Class D or Class E common unit of Artisan Partners Holdings. Subject to certain restrictions, each common unit of Artisan Partners Holdings (together with the corresponding share of Class B or Class C common stock) is exchangeable for a share of our Class A common stock.
•A corporation (“H&F Corp”) merged with and into Artisan Partners Asset Management, which we refer to in this document as the H&F Corp Merger. In connection with the merger, the shareholder of H&F Corp received shares of our convertible preferred stock and certain other considerations. In June 2014, the shareholder of H&F Corp converted all of its then-remaining shares of convertible preferred stock into shares of Class A common stock and sold those shares. We no longer have any outstanding shares of convertible preferred stock, and Artisan Partners Holdings no longer has any outstanding preferred units.
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

The diagram below depicts our organizational structure as of December 31, 2021:

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 8% of our outstanding Class A common stock as of December 31, 2021.

(2)	Each class of common units generally entitles its holders to the same economic and voting rights in Artisan Partners Holdings as each other class of common units, except that the Class E common units have no voting rights except as required by law.

Available Information
Our website address is www.artisanpartners.com. We make available free of charge through our website all of the materials we file with or furnish to the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not part of, nor is it incorporated by reference into, this Form 10-K. The company was incorporated in Wisconsin on March 21, 2011 and converted to a Delaware corporation on October 29, 2012.

Item 1A. Risk Factors
Risks Related to our Business
The loss of key investment professionals or senior members of our distribution and management teams could have a material adverse effect on our business.
Our success depends on our ability to retain the portfolio managers who manage our investment strategies and have been primarily responsible for the historically strong investment performance we have achieved. The departure of a portfolio manager, even for strategies with multiple portfolio managers, could cause clients to withdraw funds from the strategy which would reduce our assets under management, investment advisory fees and our net income, and these reductions could be material if our assets under management in that strategy and the related revenues were material. The departure of a portfolio manager could also cause consultants and intermediaries to stop recommending a strategy, and clients to refrain from allocating additional funds to a strategy or delay such additional funds until a sufficient new track record has been established.
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
Over our firm’s history we have sought to successfully design and implement compensation structures that align our investment professionals’ economic interests with those of our clients, investors and stockholders. We believe our historical structures have been important to our long-term growth and that objective, predictable, and transparent structures work best to incentivize investment professionals to perform over the long-term.
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
Over our firm’s history we have used a variety of equity incentives to align the long-term interests of our investment professionals with the interests of our clients, investors, partners and stockholders. Prior to our IPO in 2013, firm equity awards consisted of partnership profits interests. Award recipients had the right to cash out their profits interests only after the end of their careers, and 50% of the awards were subject to forfeiture if the recipient left Artisan without proper notice or was terminated. Prior to the IPO Reorganization, the profits interests were converted into partnership units and, as part of the IPO Reorganization, the 50% forfeiture feature was eliminated and employee-partners were given the right to liquidate a portion of their partnership units during each year that they remained employed by Artisan.
Since our IPO, the equity we’ve awarded to our investment professionals has consisted of APAM restricted share-based awards. In general, equity awarded to our investment professionals consists of a mix of standard restricted shares which vest pro rata over five years from the date of grant, and career or franchise shares that generally only vest on, or 18 months after, a qualified retirement. Franchise shares are further subject to the Franchise Protection Clause, which applies to current or former portfolio managers and founding investment team members, and may reduce the number of shares ultimately vesting to the extent that cumulative net client cash outflows from the award recipient’s investment team during roughly a 3-year measurement period beginning on the date of the recipient’s retirement notice exceeds a set threshold.

In 2021 we made our first award of franchise capital awards to investment professionals. We designed franchise capital awards as an added feature to our long-term incentive award program to enhance the alignment between our investment professionals and clients, and to provide investment professionals with greater control over their long-term economic outcome. Franchise capital awards are cash awards that are subject to the same long-term vesting and forfeiture provisions as the restricted share-based awards described above. Prior to vesting, though, the franchise capital awards will generally be invested in one or more of the investment strategies managed by the award recipient’s investment team.
As we have since our founding, we continue to assess the effectiveness of our compensation arrangements and equity structures in aligning the long-term interests of our investment professionals with those of our clients, investors and stockholders and whether different, or modified, awards or structures would enhance incentives for long-term growth and succession planning.
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
Our investment strategies can perform poorly for a number of reasons, including general market conditions; investor sentiment about market and economic conditions; investment styles and philosophies; investment decisions; the performance of the companies in which our investment strategies invest and the currencies in which those investments are made; the liquidity of securities or instruments in which our investment strategies invest; and our inability to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis. In addition, while we seek to deliver long-term value to our clients, volatility may lead to under performance in the near term, which could adversely affect our results of operations.
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
Difficult market conditions may cause investors in the mutual funds we advise to redeem their investments in those funds which they can do at any time and without prior notice. Our separate accounts clients may also reduce the aggregate amount of assets under management with us with minimal or no notice for any reason, including due to declining financial market conditions. In addition, the prices of the securities held in the portfolios we manage may decline for any number of reasons beyond our control, including, among others, a declining market, general economic downturn, political uncertainty, natural disasters, acts of terrorism, or other unpredictable events such as a global pandemic.
In connection with the severe market dislocations of 2008 and 2009, for example, the value of our assets under management declined substantially due primarily to the sizable decline in stock prices worldwide. In the period from June 30, 2008 through March 31, 2009, our assets under management decreased by approximately 43%, primarily as a result of general market conditions. More recently, during the first quarter of 2020, AUM levels fell from $125.4 billion on February 19, 2020 to $95.2 billion on March 31, 2020, as a result of sharp global equity market declines related to the COVID-19 pandemic.
The fees we earn under our investment management agreements are typically based on the market value of our assets under management, and to a much lesser extent based directly on investment performance. If difficult market conditions, however caused, lead to a decline in our assets under management, our investment advisory fees will decline as well. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

Our efforts to establish and develop new teams and strategies may face challenges or ultimately be unsuccessful, which could impact our results of operations, our reputation and culture.
We seek to recruit new investment teams that manage high value-added investment strategies and would allow us to grow strategically. We also look to develop new, differentiated strategies managed by our existing teams. We expect the costs associated with establishing a new team or strategy to initially exceed the revenues generated, which will negatively impact our results of operations. New strategies, whether managed by a new team or by an existing team may make investments or present operational, legal, regulatory, or distribution-related issues and risks which we have not yet encountered. Our lack of experience could strain our resources and increase the likelihood of an error or failure. The establishment of new teams or strategies (in particular, alternative investment teams or strategies) may also cause us to depart from our traditional compensation and economic model, which could reduce our profitability and harm our firm’s culture.
Historical returns of our existing investment strategies will not be indicative of the investment performance of any new strategy and new strategies may have higher performance expectations that are more difficult to meet. Poor performance of any new strategy could negatively impact our reputation and the reputation of our other investment strategies.
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
The SEC and other regulators have continued to focus on potential conflicts of interest and our fiduciary duties as an adviser. We have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our results of operations.
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
As of December 31, 2021, approximately 51% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies. Some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
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
Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country. Our ability to dispose of an investment may be adversely affected if we increase the size of our holdings in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our existing Sustainable Emerging Markets and Developing World strategies, we expect to launch three new emerging markets debt strategies in 2022. And several of our other investment strategies are permitted to invest, and do invest, in emerging or less developed markets to a more limited extent.

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
We derive substantially all of our revenues from investment advisory and sub-advisory agreements, all of which are terminable by clients upon short or no notice. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ boards or a vote of a majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be renewed annually by that fund’s board, including by its independent members. In addition, all of our separate accounts and some of the mutual funds that we sub-advise have the ability to re-allocate all or any portion of the assets that we manage away from us at any time with little or no notice. The decrease in revenues that could result from the termination of a material client relationship or the re-allocation of assets away from us could have a material adverse effect on our business.
Investors in many of the pooled vehicles we advise can redeem their investments in those funds at any time without prior notice or with fairly limited notice, which would reduce our assets under management and could adversely affect our earnings.
Investors in the mutual funds, UCITS funds, and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice. Investors in certain other pool vehicles may redeem their investments with fairly limited prior notice. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. These redemptions would reduce our assets under management and adversely affect our revenues.
We depend on third parties to market our investment strategies.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest intermediary relationships across multiple distribution channels represented approximately 9% and 7% of our total assets under management as of December 31, 2021.

We compensate most of the intermediaries through which we gain access to investors in Artisan Funds by paying fees, most of which are a percentage of assets invested in Artisan Funds through that intermediary and with respect to which that intermediary provides shareholder and administrative services. The allocation of such fees between us and Artisan Funds is determined by the Artisan Funds’ board, based on information and a recommendation from us, with the goal of allocating to us, at a minimum, all costs attributable to marketing and distribution of shares of Artisan Funds. In the future, our expenses in connection with those intermediary relationships could increase if the portion of those fees determined to be in connection with marketing and distribution, or otherwise allocated to us or payable by us, increased.
Industry pressure to increase transparency and reduce or eliminate inducements for distribution has impacted intermediaries’ business models and the manner in which they charge fees. If intermediaries continue to see reduced revenue from funds, we may see additional requests from intermediaries for alternative forms of compensation. To date, requests for such alternative forms of compensation have not had a material impact on us, but they could over time. Clients of these intermediaries may not continue to be accessible to us on terms we consider commercially reasonable, or at all. The absence of such access could have a material adverse effect on our results of operations.
We access institutional clients primarily through consultants upon whose referrals our institutional business is highly dependent. These consultants review and evaluate our products and our firm from time to time. As of December 31, 2021, the investment consultant advising the largest portion of our assets under management represented approximately 5% of our total assets under management. Poor reviews or evaluations of us or a particular strategy may result in client withdrawals or may impair our ability to attract new assets through these consultants.
The majority of our existing assets under management are managed in primarily long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage assets in more diverse strategies.
18 of our 21 existing investment strategies invest primarily in publicly-traded equity securities. Our Credit team, which primarily invests in fixed income securities, manages the High Income, Credit Opportunities and Floating Rate strategies. Together, these strategies accounted for $8.2 billion of our $174.8 billion in total assets under management as of December 31, 2021. Under market conditions in which there is a general decline in the value of equity securities, the assets under management in each of our 18 equity strategies is likely to decline. The amount of assets that we manage in strategies that can take short positions in equity securities, which could offset some of the poor performance of our long-only equity strategies under such market conditions, accounted for $1.3 billion of our total assets under management as of December 31, 2021. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.
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
We are heavily dependent on the capacity and reliability of the communications and information technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. As our clients, physical locations and investment teams and strategies increase in number and grow in complexity, and as our employees become increasingly mobile, developing and maintaining the systems supporting our operations becomes increasingly challenging. Any changes, upgrades or expansions to our systems to support increased volumes or complexity of transactions or to otherwise support growth of the business may require significant expenditures and may increase the probability that we will experience operational errors. Operational risks such as trading or other operational errors or interruption or failure of our financial, accounting, trading, compliance and other data processing systems, whether caused by human error, power or telecommunications failure, cyber-attack, ransomware or viruses, natural disaster, fire, act of terrorism or war, public health crisis or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business. Although we have back-up systems and a business continuity plan in place, these arrangements may not be adequate in the event of a significant interruption or failure of the systems or operations that are critical to our business. The potential for some types of operational risks, including trading errors, may increase in periods of increased volatility, which can magnify the cost of an error. Although we have not suffered material operational errors, including material trading errors, in the past, we may experience such errors in the future, the losses related to which we would absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.
We rely on a number of key vendors for trading, middle- and back-office functions, various fund administration, accounting, custody and transfer agent roles and other operational needs. These key vendors may themselves rely on third party service providers to support their own operations. The failure of any key vendor, or of any service provider to a key vendor, to fulfill its obligations, for any reason, could cause operational issues that could lead to legal liability, regulatory issues, reputational harm and financial losses.
Any significant limitation, failure or security breach of the information security infrastructure, software applications, or other systems that are critical to our operations could disrupt our business, damage our reputation, and result in regulatory penalties or other additional costs to us.
We are heavily reliant upon internal and third party technology systems, networks and applications to view, process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, vendors and other third parties. In addition, in recent years we have increased our use of and reliance on mobile and cloud technologies, including the complete migration of our information technology infrastructure to Amazon Web Service. Maintaining the integrity of these systems, networks and technologies is critical to the success of our business operations. We rely on our (and our vendors’) information and cybersecurity infrastructure, policies, procedures and capabilities to protect these systems, networks and applications and the data that reside on or are transmitted through them.
To date, we have not experienced any known material breaches of or interference with our systems, networks or applications or of those of our vendors. However, we routinely encounter and address such threats. Our experiences with and preparation for cybersecurity and other technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, ransomware and unauthorized payment requests. Any such breaches or interference that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and other technology risks, we cannot guarantee that our systems, networks and applications, and those of third parties on whom we rely, will not be subject to disruptions, system failures or outages, unauthorized access, ransomware, breaches or other interference. For example, in connection with the information released in December 2021 regarding the Log4j vulnerability, we promptly assessed and updated our affected systems and contacted key vendors and service providers. We put in place additional protections to ward off threats related to the vulnerability and, as of the date of this filing, are not aware of any significant impact to us. We remain, however, reliant upon the information provided to us by our key vendors and service providers regarding any potential indirect impact by virtue of the services they provide.
Cybersecurity and information security events may result in operational disruptions as well as unauthorized access to or the disclosure, corruption or loss of our proprietary information or our clients’ or employees’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. In addition, any required public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expense in connection with our response to any such attacks and the adoption and maintenance of additional appropriate security measures. Although we maintain insurance to mitigate the expense associated with a potential incident, the damage or claims arising from an incident may not be covered or may exceed the amount of any insurance available. We cannot be certain that future advances in criminal capabilities, the discovery of new vulnerabilities or other developments will not compromise or breach the security measures protecting the networks, systems and applications we use.

Our newest investment strategies and strategies we may establish in the future present certain investment, operational, distribution and other risks that are different in kind and/or degree from those presented by our earlier investment strategies and dealing with those risks could place additional demands on our existing operational infrastructure and employees.
Our newest investment strategies have the ability to make investments that present different risks and/or degrees of risk than our other strategies, which invest primarily in publicly traded equity securities. For example, several of our newest strategies invest in securities that are not publicly traded. We may be prohibited from selling these investments for a period of time and generally will be unable to sell these securities publicly unless their sale is registered under applicable securities law or unless an exemption from such registration is available. Illiquid securities are more difficult to value and dispose of when desired and, under certain circumstances, may make it more difficult to manage investors’ redemption requests. Our newer strategies, and strategies we may offer in the future, may also invest in certain instruments (such as derivative securities) and engage in activities (such as shorting and use of leverage) the complexity of which may place additional demands on our existing operational infrastructure and our existing employees, and increase the risk of operational errors. Any such errors could damage our reputation or result in regulatory scrutiny or legal liability. And any real or perceived problems could cause a disproportionate negative impact on our business and reputation.
Several of our newest investment strategies are primarily offered through private funds, which present operational, regulatory and distribution-related risks that are different than those associated with the mutual funds and traditional separate accounts through which we offer our earlier investment strategies. In the future, we expect to offer new investment strategies through closed-end funds with a commitment-based structure. Closed-end funds present different types of operational, regulatory and distribution-related risks with which we have little to no experience. The complexity of these vehicles could strain our resources and increase the likelihood of real or perceived problems, which could damage our reputation or result in regulatory scrutiny or legal liability.
Offering private funds also poses risks associated with side by side management and the potential for real or perceived conflicts of interest, which, if not managed correctly, could cause reputational harm, regulatory scrutiny or litigation. Although we have established policies and procedures to manage potential conflicts of interest, we are unable to completely eliminate these risks.
Our newer investment strategies and vehicles, and those that we establish in the future, may have more limited capacity than our earlier large capacity investment strategies. Despite the limited capacity, these newer strategies with broader degrees of freedom may require increased access to specialized technology, market data with advanced data analytic capabilities, and operational resources, including bespoke operational solutions and third-party service providers. Requests for resources that are disproportionate to the size of the investment team may put pressure on our resource allocation model and cause friction and instability among the teams. Friction among investment teams may also occur if these newer strategies with broader degrees of freedom take action or make investments that ultimately impact the ability of our other investment teams to invest in a manner consistent with their philosophy and process. Friction and distraction within our investment teams may cause our existing investment professionals to leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
Employee misconduct, or perceived misconduct, could expose us to significant legal liability and/or reputational harm.
We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our clients are of critical importance. Our employees, or third parties with whom we are affiliated, could engage in misconduct, or perceived misconduct, that adversely affects our business. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective. Misconduct or perceived misconduct by our employees, or even unsubstantiated allegations of such conduct, could cause serious damage to our reputation, resulting in the loss of clients and an adverse effect on our revenues. Employee misconduct could also subject us to regulatory scrutiny and legal liability.
If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and mitigate our exposure to operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of a lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our operating results or financial condition. Additionally, we could be subject to litigation, particularly from our clients or investors, and sanctions or fines from regulators.
We may, from time to time, strategically manage our exposure to market, interest or exchange rate risks on our own behalf or on behalf of our clients. However, because our clients invest in our investment strategies in order to gain exposure to the portfolio securities of the respective strategies, we have not adopted corporate-level risk management policies to manage market, interest rate, or exchange rate risks that would affect the value of our overall assets under management.

Our indebtedness may expose us to material risks.
We have indebtedness outstanding in the amount of $200 million in unsecured notes, which exposes us to risks associated with the use of leverage. In addition, we maintain a $100 million revolving credit agreement, though no amounts are outstanding as of the date of this filing. Our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because our debt service obligations are fixed, the portion of our cash flow used to service those obligations could become substantial if our revenues decline significantly, whether because of market declines or other reasons.
Our Series C, Series D and Series E notes bear interest at a rate equal to 5.82%, 4.29%, and 4.53% per annum, respectively. On December 7, 2021, Artisan Partners Holdings entered into a Note Purchase Agreement to issue $90 million of Series F senior notes in a private placement transaction on August 16, 2022, subject to the satisfaction of certain customary closing conditions. All of the proceeds from the issuance of the Series F senior notes will be used to repay the Series C senior notes, which mature on August 16, 2022. The Series F senior notes will bear interest at a rate of 3.10% and will mature on August 16, 2032. The interest rate on each of the notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Any substantial decrease in net operating cash flows or substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.
Our note purchase agreements and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. The agreements also restrict Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if our average assets under management for a fiscal quarter falls below $45 billion, Holdings will generally be required to offer to pre-pay the unsecured notes. Failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2021, we believe we are in compliance with all of the covenants set forth in the agreements.
We provide a range of services to Artisan Funds, Artisan Global Funds, Artisan Private Funds and sub-advised funds which may expose us to liability.
We provide a broad range of administrative services to Artisan Funds, including providing personnel to serve as directors and officers of Artisan Funds and to serve on the valuation and liquidity committee of Artisan Funds. We prepare or supervise the preparation of Artisan Funds’ regulatory filings and financial statements, and manage compliance and regulatory matters. We provide shareholder services, accounting services including the supervision of the activities of Artisan Funds’ accounting services provider in the calculation of the funds’ net asset values, and tax services including calculation of dividend and distribution amounts. We also coordinate the audits of financial statements and supervise tax return preparation. Although less extensive than the range of services we provide to Artisan Funds, we provide a range of similar services to Artisan Global Funds and Artisan Private Funds. In addition, from time to time we provide information to other funds we advise (or to an entity providing services to such a fund) which may be used by those funds in their efforts to comply with various regulatory requirements.
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
We continue to expand our distribution efforts into non-U.S. markets. The number of client relationships outside the U.S. has grown from 32 as of December 31, 2012 to 226 as of December 31, 2021. Costs related to our distribution efforts in non-U.S. markets have often been more expensive than comparable costs in the U.S. Our non-U.S. clients may be accustomed to certain practices that differ from and may conflict with practices that are customary in the U.S. such as, for example, the use of soft dollars for research products and services. Such conflicting practices add complexity and risk to our non-U.S. client relationships.

While a majority of our operations take place in the U.S., we do maintain offices in a number of other countries including the U.K., Ireland, Singapore, Australia and Hong Kong. Operating our business in non-U.S. markets is generally more expensive than in the U.S. Among other expenses, the effective tax rates applicable to our income allocated to some non-U.S. markets may be higher than the effective rates applicable to our income allocated to the U.S. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our continuing expansion outside the U.S., our profitability could be adversely affected. Expanding our business into new markets may also place significant demands on our existing operational infrastructure and on our existing employees.
Regulators in non-U.S. jurisdictions in which we currently operate could change their laws or regulations, or change the way they interpret existing laws and regulations, in a manner that might restrict or otherwise impede our ability to operate in their respective markets. Any such changes could increase the costs we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. For example, in response to Brexit, we established an Irish subsidiary regulated by the Central Bank of Ireland to carry out distribution efforts in the EU. Brexit added complexity to our global operations, imposed additional risks and resulted in additional legal and compliance costs, without an increase in revenues to offset those costs. Despite those increased costs, we do not currently expect Brexit to have a material impact on our business.
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
We are subject to income taxes, as well as non-income based taxes, in both the U.S. and various foreign jurisdictions at the federal, state and local levels of government. We cannot predict future changes in the tax laws, regulations, administrative guidance or judicial decisions to which we are subject or that could apply to our business. Any such changes could have a material impact on our tax liability, materially impact our effective tax rate, result in additional tax reporting obligations, or result in increased costs associated with our tax compliance efforts.
From time to time, we are subject to income and non-income based tax audits in the jurisdictions in which we operate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations in a number of jurisdictions. From time to time, tax authorities have disagreed with certain positions we have taken which has resulted in additional taxes and, in certain cases interest payments. In the future, such instances may result in additional taxes, interest, fines and penalties becoming due. We evaluate whether to record tax liabilities for possible tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances as well as consult with our outside tax advisors. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our estimates.
A change of control could result in termination of our investment advisory agreements with SEC-registered mutual funds and could trigger consent requirements in our other investment advisory agreements.
Under the U.S. Investment Company Act of 1940, as amended, or the 1940 Act, each of the investment advisory agreements between SEC-registered mutual funds and our subsidiary, Artisan Partners Limited Partnership, will terminate automatically in the event of its assignment. Upon the occurrence of such an assignment, our subsidiary could continue to act as adviser to any such fund only if that fund’s board and shareholders approved a new investment advisory agreement, except in the case of certain funds that we sub-advise for which only board approval would be necessary. In addition, as required by the U.S. Investment Advisers Act of 1940, as amended, or the Advisers Act, each of the investment advisory agreements for the separate accounts we manage provides that it may not be assigned, as defined in the Advisers Act, without the consent of the client. An assignment occurs under the 1940 Act and the Advisers Act if, among other things, Artisan Partners Limited Partnership undergoes a change of control as recognized under the 1940 Act and the Advisers Act. If such an assignment were to occur, we cannot be certain that we would be able to obtain the necessary approvals from the boards and shareholders of the mutual funds we advise or the necessary consents from our separate account clients.
The continued COVID-19 outbreak and spread, and the reaction thereto, has negatively affected the global economy and has disrupted our normal business operations.
Since the first quarter of 2020, the COVID-19 pandemic, together with resulting voluntary and government-imposed actions, has disrupted the global economy and caused significant market fluctuations. Market fluctuations, for any reason, may cause clients to choose to redeem their investments in our strategies (upon short or no notice), as well as increase the likelihood and consequences of trading, valuation, or other operational errors.
The COVID-19 pandemic has also impacted the manner in which we operate as the majority of our associates now maintain a hybrid schedule. In addition, as of the date of this filing, the amount of business travel remains below pre-pandemic levels. We believe we continue to operate well under these changing circumstances. We are benefiting from the flexible and highly mobile operating environment we have built over 25 years. However, we do not know what, if any, longer-term impact the current operating environment will have on our business and results.

The COVID-19 pandemic may create risks to us in the future that cannot be foreseen and the adverse effects of such risks may be significant and long-term. As the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the pandemic will adversely impact our business, which will depend on numerous developing factors that remain uncertain and subject to change. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our other risk factors, which may be heightened by the COVID-19 pandemic.
Risks Related to our Industry
We are subject to extensive, complex and sometimes overlapping laws, rules and regulations.
The industry in which we operate is subject to extensive and frequently changing regulation. Political and electoral changes and developments have in the past introduced, and may in the future introduce, additional uncertainty. We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC, the U.S. Department of Labor, the Financial Industry Regulatory Authority, and the Commodity Futures Trading Commission. Our business is also subject to the laws and regulations of the various countries in which we conduct distribution or investment management activities. For a more extensive discussion of certain laws and regulations to which we’re subject, see “Item 1—Business—Regulatory Environment and Compliance” in Part I of this report.
As a result of the extensive and complex regulatory environment in which we operate, we face risk of regulatory actions and litigation, which could consume substantial expenditures of time and capital. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of topics including, investment advisory matters, securities and other financial instruments, financial reporting and other disclosure matters, accounting, tax, data protection, and privacy. As our business expands into new geographic regions and introduces new investment products with expanded degrees of freedom, the regulatory requirements to which we’re subject will increase in number. While we have focused significant attention and resources on the development and maintenance of compliance policies, procedures and practices, any inadvertent non-compliance with applicable laws, rules or regulations, either in the U.S. or abroad, could result in various legal proceedings, including civil litigation and regulatory investigations and enforcement actions that could result in fines, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our reputation and business.
The regulatory environment in which we operate is subject to continual change, and regulatory developments may adversely affect our business.
We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any such proposals will become law. Compliance with any new laws or regulations, or changes in the interpretation or enforcement of existing laws or regulations, could be difficult and expensive and affect the manner in which we conduct business. Non-compliance with applicable new laws, rules or regulations could result in litigation, governmental investigations and enforcement actions that could result in fines, penalties, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our reputation and business.
The investment management industry is intensely competitive.
Competition within the investment management industry is based on a variety of factors, including investment performance, management fee rates, continuity of investment professionals and client relationships, the quality of client service, corporate positioning and business reputation, continuity of distribution arrangements with intermediaries and product mix and offerings. A number of factors, including the following, serve to increase our competitive risks:
•Unlike some of our competitors, we do not currently engage in impact investing, offer passive investment strategies or “solutions” products like target-date funds.
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
For example, the trend in favor of low-fee passive products such as index and certain exchange-traded funds favors those of our competitors who provide passive investment strategies. That trend has presented, and likely will continue to present, a headwind to our business. Separately, intermediaries through which we distribute our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment strategies. If we are unable to compete effectively, our earnings would be reduced and our business could be materially adversely affected.

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
Risks Related to Our Structure
Control by our stockholders committee of approximately 12% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
As of February 18, 2022, our employees to whom we have granted equity (including our employee-partners) held approximately 12% of the combined voting power of our capital stock. These employees have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employees will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
The stockholders committee currently consists of Eric R. Colson (Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members. The committee’s control of approximately 12% of the combined voting power gives the committee a meaningful influence in determining the outcome of any stockholder vote, including the election of directors and the approval of certain transactions.
The consent of the holders of our Class A common units, voting as a single and separate class, is required for Holdings to engage in certain material corporate transactions, including a merger, consolidation, dissolution or sale of greater than 25% of the fair market value of Holdings’ assets. These voting and class approval rights may enable the holders of Class A common units to prevent the consummation of transactions that may be in the best interests of the holders of our Class A common stock.
In addition, because the majority of our pre-IPO owners (including certain members of our board of directors) hold a portion of their ownership interests in our business through Holdings, rather than through Artisan Partners Asset Management, these pre-IPO owners may have conflicting interests with holders of our Class A common stock. For example, our pre-IPO owners may have different tax positions from us which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements, and whether and when Artisan Partners Asset Management should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our structure and applicable provisions of Delaware law.
We intend to pay dividends to holders of our Class A common stock as described in “Dividend Policy”. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Holdings, a Delaware limited partnership, to make distributions to its partners, including us, in an amount sufficient for us to pay dividends. However, its ability to make such distributions will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable provisions of Delaware law, its compliance with covenants related to existing or future indebtedness, its other agreements with third parties, as well as its obligation to make tax distributions under its partnership agreement (which distributions would reduce the cash available for distributions by Holdings to us). As a result of these limitations and restrictions, we may not be able to pay, or may have to reduce, the dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.

Our ability to pay taxes and expenses, including payments under the tax receivable agreements (“TRAs”), may be limited by our holding company structure.
As a holding company, our assets principally consist of our ownership of partnership units of Holdings, deferred tax assets and cash and we have no independent means of generating revenue. Holdings is a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, Holdings’ taxable income is allocated to holders of its partnership units, including us. Accordingly, we incur income taxes on our proportionate share of Holdings’ taxable income and also may incur expenses related to our operations. Under the terms of its amended and restated limited partnership agreement, Holdings is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we are also required to make payments under the TRAs, which will be significant, and we incur other expenses related to the TRAs and our operations. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM realizes in respect of the tax attributes to which the TRAs relate. We also intend to cause Holdings to make distributions in an amount sufficient to allow us to pay our taxes and pay any additional operating expenses. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments when due under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid. We expect to amend the TRA agreements to replace LIBOR with an alternative reference rate in advance of the anticipated discontinuation of the LIBOR benchmark.
We will be required to pay the TRA beneficiaries for certain tax benefits we claim, and we expect that the payments we will be required to make will be substantial.
We are party to two TRAs. The first TRA generally provides for the payment by APAM to the assignees of the Pre-H&F Corp Merger Shareholder of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013 and (ii) tax benefits related to imputed interest.
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
The payment obligation under the TRAs is an obligation of APAM, not Holdings, and we expect that the payments we will be required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the TRAs, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2021; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $658 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $47.64 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2021. Under such scenario we would be required to pay the other parties to the TRAs 85% of such amount, or approximately $594 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the TRAs and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2021, we recorded a $425.4 million liability, representing amounts payable under the TRAs equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2021, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs.
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
The TRAs provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRAs. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the TRAs that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the TRAs could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRAs. If we were to elect to terminate the TRAs associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2021; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2021, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points and a price of $47.64 per share of our Class A common stock (the closing price of our Class A common stock on December 31, 2021), we estimate that we would be required to pay approximately $536 million in the aggregate under the TRAs.
If we were deemed an investment company under the 1940 Act as a result of our ownership of Artisan Partners Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company”, as such term is defined in either of those sections of the 1940 Act. As its sole general partner, we control and operate Holdings. On that basis, we believe that our interest in Holdings is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Holdings, our interest in Holdings could be deemed an “investment security”.
We and Holdings intend to continue to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks Related to Our Class A Common Stock
Equity markets and the price of our Class A common have been, and will continue to be, volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, investors may be unable to sell shares of Class A common stock at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future.
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
We are party to a resale and registration rights agreement pursuant to which the shares of our Class A common stock issued upon exchange of limited partnership units are eligible for resale. Such shares of Class A common stock may be transferred only in accordance with the terms and conditions of the resale and registration rights agreement, which our Board may waive or modify at any time. Common units of Holdings are exchangeable for shares of our Class A common stock on a one-for-one basis.
There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of December 31, 2021, our Class A limited partners owned approximately 4.5 million Class A common units and AIC owned approximately 3.5 million Class D common units.
Historically, under the resale and registration rights agreement our employee-partners were generally permitted to sell in each one-year period, up to (i) a number of shares of our Class A common stock representing 15% of the aggregate number of Class B common units and shares of Class A common stock received upon exchange of such units, held as of the first day of that period or, (ii) if greater, shares of our Class A common stock having a market value as of the time of sale of $250,000, as well as, in either case, the number of shares such holder could have sold in any prior period or periods (the “original liquidity rule”). Pursuant to a waiver granted by the Board in 2018, certain portfolio managers and our Chief Executive Officer became eligible to sell 20% of their Class B common units and shares of Class A common stock received upon exchange of such units in each of 2018, 2019, 2020, 2021 and 2022. In January 2022, the Board approved a revised liquidity schedule for all other employee-partners such that in each of 2022, 2023 and 2024, each of these employee-partners can sell the greater of (i) the number of shares they could have sold under the original liquidity rule and (ii) a number of shares of Class A common stock representing one-third of the aggregate number of their restricted Class B common units and shares of Class A common stock received upon exchange of such units, plus any shares of Class A common stock that could have been sold in prior periods. As of December 31, 2021, our employee-partners owned 3.2 million Class B common units and 396,801 Class A common shares received upon an exchange of Class B common units that occurred in December 2021. Approximately 2.4 million of those units and shares are eligible for sale in the first quarter of 2022. In addition, 1.2 million Class E common units are eligible for exchange and sale by former employee-partners in the first quarter of 2022. As of the date of this filing, we expect approximately 97 thousand units to be exchanged on February 24, 2022.
We may also purchase limited partnerships units of Holdings at any time and may issue and sell additional shares of our Class A common stock to fund such purchases. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that such future issuances and sales may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.
In addition, we have filed a registration statement registering 15,000,000 shares of our Class A common stock for issuance pursuant to our 2013 Omnibus Incentive Compensation Plan and 2013 Non-Employee Director Plan. Pursuant to these plans, we have granted 11,348,630 restricted share-based awards consisting of a mix of restricted stock units, performance share units and restricted shares of Class A common stock. We may increase the number of shares registered for this purpose from time to time. Once shares issued pursuant to these plans have vested, they will be able to be sold in the public market.
Provisions in our organizational documents, equity award agreements and Delaware law could discourage a change of control that stockholders may favor, which could negatively affect the market price of our Class A common stock.
Provisions in our restated certificate of incorporation, amended and restated bylaws and in the Delaware General Corporation Law, as well as the terms of our equity awards, may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. Those provisions include:
•The right of the certain classes of our capital stock to vote, as separate classes, on certain amendments to our restated certificate of incorporation and certain fundamental transactions.
•The ability of our board of directors to determine to issue shares of preferred stock.
•Advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting.

•A limitation that, generally, stockholder action may only be taken at an annual or special meeting or by unanimous written consent.
•A requirement that a special meeting of stockholders may be called only by our board of directors, the Chair of the board or the Chief Executive Officer.
•The ability of our board of directors to adopt, amend and repeal our amended and restated bylaws by majority vote, while such action by stockholders would require a super majority vote.
•Except with respect to awards held by our named executive officers which are double trigger, single trigger vesting upon a change in control for unvested employee equity awards, including unvested equity awards held by investment team members. Prior to February 2019, our awards generally included double trigger vesting upon a change in control.
The market price of our Class A common stock could be adversely affected to the extent that the above factors discourage or delay potential takeover attempts that our stockholders may favor.
Our restated certificate of incorporation contains a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders. Any person acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage lawsuits against such parties. Alternatively, if a court were to find the forum selection clause inapplicable to, or unenforceable in respect of, one or more actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Our indemnification obligations may pose substantial risks to our financial condition.
Pursuant to our restated certificate of incorporation, we will indemnify our directors and officers to the fullest extent permitted by Delaware law against all liability and expense incurred by them in their capacities as directors or officers of us, and we are obligated to pay their expenses in connection with the defense of claims. Our bylaws provide for similar indemnification of, and advancement of expenses to, our directors, officers, employees and agents and members of our stockholders committee. We have also entered into indemnification agreements with our directors and executive officers and each member of our stockholders committee, pursuant to which we will indemnify them to the fullest extent permitted by Delaware law in connection with their service in such capacities. Holdings will also indemnify and advance expenses to AIC (its former general partner), former members of its pre-IPO advisory committee, members of our stockholders committee, our directors and officers, and its officers and employees against any liability and expenses incurred by them as a result of the capacities in which they serve or served Holdings.
We have obtained liability insurance insuring our directors, officers and members of our stockholders committee against liability for acts or omissions in their capacities as such, subject to certain exclusions. These obligations may pose substantial risks to our financial condition, if we are not able to maintain our insurance or, even if we are able to maintain our insurance, claims in excess of our coverage could be material. In addition, indemnification obligations and other provisions of our restated certificate of incorporation and the amended and restated partnership agreement of Holdings, may have the effect of reducing the likelihood of derivative litigation against indemnified persons, and may discourage or deter stockholders or management from bringing a lawsuit against such persons, even though such an action, if successful, might otherwise have benefited us and our stockholders.
Our restated certificate of incorporation provides that certain of our investors do not have an obligation to offer us business opportunities.
Our restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, certain of our investors and their respective affiliates (including affiliates who serve on our board of directors) have no obligation to offer us an opportunity to participate in the business opportunities presented to them, even if the opportunity is one that we might reasonably have pursued. Therefore, they may be free to compete with us in the same or a similar business. Furthermore, we renounce and waive and agree not to assert any claim for breach of any duty relating to any such opportunity against those investors and their affiliates by reason of any such activities unless, in the case of any person who is our director or officer, such opportunity is expressly offered to such person in writing solely in his or her capacity as an officer or director of us. This may create actual and potential conflicts of interest between us and certain of our investors and their affiliates (including certain of our directors).
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
Eric R. Colson, age 52, has been chief executive officer and a director of Artisan Partners Asset Management since March 2011. Mr. Colson also served as the president of Artisan Partners Asset Management from March 2011 to January 2021 and as chairman of the Company’s board of directors from August 2015 to August 2021. Mr. Colson has served as the chief executive officer of Artisan Partners since January 2010. Prior to January 2010, Mr. Colson served as chief operating officer of investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the firm in January 2005.

Charles J. Daley, Jr., age 59, has been executive vice president, chief financial officer and treasurer of Artisan Partners Asset Management since March 2011. He has served as the chief financial officer of Artisan Partners since August 2010 and has been a managing director since July 2010 when he joined the firm.

Jason A. Gottlieb, age 52, has been president of Artisan Partners Asset Management since January 2021. From February 2017 to January 2021, he served as executive vice president of Artisan Partners Asset Management. Mr. Gottlieb joined Artisan Partners in October 2016 as a managing director and the chief operating officer of investments.

Sarah A. Johnson, age 50, has been executive vice president, chief legal officer and secretary of Artisan Partners Asset Management and general counsel of Artisan Partners since October 2013. From April 2013 to October 2013 she served as assistant secretary of Artisan Partners Asset Management. Ms. Johnson was named a managing director of Artisan Partners in March 2010.

Christopher J. Krein, age 50, has been executive vice president of Artisan Partners Asset Management and Artisan Partners' head of Global Distribution since January 2020. Prior to becoming head of Global Distribution, Mr. Krein was responsible for institutional marketing and client service for the Artisan Developing World team. Mr. Krein has been a managing director of Artisan Partners since he joined the firm in September 2015.

Eileen L. Kwei, age 43, has been executive vice president of Artisan Partners Asset Management and Artisan Partners’ chief administrative officer since January 2021. From February 2018 to January 2021, Ms. Kwei was responsible for institutional marketing and client service for the Artisan Credit team. Prior to February 2018, Ms. Kwei was a relationship manager for the Artisan Global Equity team. Ms. Kwei joined Artisan Partners in June 2013 and has been a managing director of Artisan Partners since 2018.

Gregory K. Ramirez, age 51, was appointed executive vice president of Artisan Partners Asset Management in February 2016. From October 2013 to February 2016, he served as senior vice president and from April 2013 to October 2013 as assistant treasurer. Mr. Ramirez is currently head of securities and trade operations and vehicle administration for Artisan Partners and serves as chair of the Artisan Risk and Integrity Committee. Mr. Ramirez was named a managing director of Artisan Partners in April 2003.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. As of February 18, 2022, there were approximately 126 stockholders of record of our Class A common stock, 25 stockholders of record of our Class B common stock, and 27 stockholders of record of our Class C common stock. These figures do not reflect beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units or performance share units. There is no trading market for shares of our Class B common stock or Class C common stock.
Performance Graph
The following graph compares the year-end cumulative total stockholder return on our Class A common stock during the five-year period ended December 31, 2021, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices and the reinvestment of all dividends.

	For the Years Ended December 31,
	2017	2018	2019	2020	2021
Artisan Partners Asset Management Inc.	$145.07	$89.76	$149.48	$255.55	$262.45
S&P 500 Index	$121.83	$116.49	$153.17	$181.35	$233.41
Dow Jones U.S. Asset Managers Index	$129.66	$97.18	$123.15	$141.80	$199.40
The above table is provided pursuant to SEC regulations and the outcomes are impacted significantly by beginning- and end-point stock price, as well as the price at which dividends are reinvested. A stockholder who invested in APAM at its IPO on March 7, 2013, at the IPO price of $30 per share would have experienced an 11% annual total return as of December 31, 2021 if all dividends were retained, compared to a 15% annual total return if all dividends were reinvested.
Dividend Policy
During the first quarter of 2022, our board of directors declared a variable quarterly dividend of $1.03 per share with respect to the fourth quarter of 2021 and a special annual dividend of $0.72 per share. The variable quarterly dividend of $1.03 per share represents approximately 80% of the cash generated in the fourth quarter of 2021. Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards (which we expect will approximate 4% of investment management revenues each quarter), with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.

We intend to fund dividends from our portion of distributions made by Holdings from its available cash generated from operations. The holders of our Class B common stock and Class C common stock are not entitled to any cash dividends in their capacity as stockholders but, in their capacity as holders of limited partnership units of Holdings, they generally participate on a pro rata basis in distributions by Holdings.
The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account: (i) our financial results, (ii) our available cash, as well as anticipated cash requirements (including debt servicing, seed capital for new investment strategies and vehicles, and cash required to support growth and strategic initiatives), (iii) our capital requirements and the capital requirements of our subsidiaries (including Holdings), (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our subsidiaries (including Holdings) to us, including the obligation of Holdings to make tax distributions to the holders of partnership units (including us), (v) general economic and business conditions and (vi) any other factors that our board of directors may deem relevant.
As a holding company, our assets principally consist of our ownership of partnership units of Holdings, deferred tax assets and cash. Accordingly, we depend on distributions from Holdings to fund any dividends we may pay. We intend to cause Holdings to distribute cash to its partners, including us, in an amount sufficient to cover dividends, if any, declared by us. If we do cause Holdings to make such distributions, holders of Holdings limited partnership units will be entitled to receive equivalent distributions on a pro rata basis.
Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, Holdings is unable to make distributions to us as a result of its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution), its compliance with covenants and financial ratios related to indebtedness (including the notes and the revolving credit agreement) and its other agreements with third parties. Our note purchase and revolving credit agreements contain covenants limiting Holdings’ ability to make distributions if a default has occurred and is continuing or would result from such a distribution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.
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
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the Consolidated Financial Statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the “Forward-Looking Statements” disclosure preceding Part I and the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10‑K, each of which describe our risks, uncertainties and other important factors in more detail.
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in growing asset classes to sophisticated clients around the world. As of December 31, 2021, our nine autonomous investment teams managed a total of 21 investment strategies across multiple asset classes and investment styles. We expect our tenth autonomous investment team to launch its first strategies during the first half of 2022.
We focus on attracting, retaining and developing talented investment professionals and creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, a high degree of investment autonomy, and a long-term time horizon. We create new investment strategies when we identify opportunities to add value for clients, oftentimes through the use of a broad array of securities, instruments, and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2021, approximately 77% of our assets under management were managed for clients and investors domiciled in the U.S. and 23% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
We invest thoughtfully to support our investment teams and future growth, while also paying out to stockholders and partners a majority of the cash that we generate from operations through dividends and distributions. We expect to continue to invest in the growth of the business, with a focus on adding new investment capabilities and more degrees of freedom in areas where both opportunity and client demand exist, and in which we can differentiate our active management and add value for clients.
Business highlights for 2021 included:
•Michael Cirami, Michael O'Brien and Sarah Orvin joined Artisan in September 2021 to build the firm's newest autonomous investment franchise. The new team will develop active, differentiated strategies with broad exposure to the emerging markets debt asset class. We expect to launch three emerging market debt strategies in 2022.
•On March 1, 2021, we launched the Artisan China Post-Venture Strategy, which is our first strategy with a dedicated private investing component.
•On December 1, 2021, we launched the Artisan Floating Rate strategy, managed by the Credit team.
Financial highlights for 2021 included:
•During the year ended December 31, 2021, our assets under management increased to $174.8 billion, an increase of $17.0 billion, or 11%, compared to $157.8 billion at December 31, 2020, as a result of $17.6 billion of market appreciation and $1.7 billion of net client cash inflows, partially offset by $2.3 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders.
•Average assets under management for the year ended December 31, 2021 was $171.8 billion, an increase of 37.5% from the average of $124.9 billion for the year ended December 31, 2020.
•We earned $1.23 billion in revenue for the year ended December 31, 2021, a 36% increase from revenues of $900 million for the year ended December 31, 2020.
•Our GAAP operating margin was 44.0% in 2021, compared to 39.8% in 2020. Adjusted operating margin was 44.1% in 2021, compared to 39.8% in 2020.
•We generated $5.10 of earnings per basic share, $5.09 of earnings per diluted share and $5.03 of adjusted EPS.
•We declared and distributed dividends of $4.23 per share of Class A common stock during 2021.
•We declared, effective February 1, 2022, a quarterly dividend of $1.03 per share of Class A common stock with respect to the December 2021 quarter and a special annual dividend of $0.72 per share, for a total of $4.70 of dividends per share with respect to 2021.

COVID-19 Pandemic
As noted in “Risk Factors—Risks Related to our Business”, the COVID-19 pandemic continues to impact the manner in which we operate, as the majority of our associates now maintain a hybrid schedule and, as of the date of this filing, the amount of business travel remains below pre-pandemic levels. We believe we continue to operate well under these changing circumstances. We are benefiting from the flexible and highly mobile operating environment we have built over 25 years. However, we do not know what, if any, longer-term impact the current operating environment will have on our business and results. Given the continued uncertainty surrounding the COVID-19 pandemic, it is difficult to predict whether further changes to associates' work arrangements will be needed and how long the reduced business travel will last. We expect most operating costs to return to pre-COVID-19 levels when associates return to the office and resume business travel.
The COVID-19 pandemic, together with resulting voluntary and government-imposed actions, has disrupted the global economy and caused significant market fluctuations. Ongoing global health concerns and uncertainty regarding the impact of COVID-19, could lead to further market volatility. Market fluctuations, for any reason, may cause clients to choose to redeem their investments from our investment strategies, which would ultimately impact our AUM, revenues and income.
As the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the pandemic may adversely impact our business, financial results and operations. These impacts, the onset of which may be delayed, will continue to depend on numerous developing factors that remain uncertain and subject to change.
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
Limited partners of Holdings, some of whom are employees, held approximately 16% of the equity interests in Holdings as of December 31, 2021. As a result, our results reflect that significant noncontrolling interest.
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
During the year ended December 31, 2021, certain limited partners of Holdings exchanged 2,142,292 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 2,142,292 shares of Class A common stock. In connection with the exchanges, APAM received 2,142,292 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 80% at December 31, 2020 to 84% at December 31, 2021, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions materially affect our financial performance. The following table presents the total returns of relevant market indices for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
S&P 500 total returns	28.7%	18.4%	31.5%
MSCI All Country World total returns	18.5%	16.3%	26.6%
MSCI EAFE total returns	11.3%	7.8%	22.0%
Russell Midcap® total returns	22.6%	17.1%	30.5%
MSCI Emerging Markets Index	(2.5)%	18.3%	18.4%
ICE BofA U.S. High Yield Master II Total Return Index	5.4%	6.2%	14.4%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2021	2020	2019
	(unaudited; dollars in millions)
Assets under management at period end	$174,754	$157,776	$121,016
Average assets under management(1)	$171,767	$124,901	$111,023
Net client cash flows(2)	$1,678	$7,154	$(2,658)
Total revenues	$1,227	$900	$799
Weighted average fee(3)	70.7 bps	70.9 bps	71.6 bps
Operating margin	44.0%	39.8%	35.5%
Adjusted operating margin (4)	44.1%	39.8%	35.5%
(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders.
(3) We compute our weighted average management fee by dividing annualized investment management fees (which excludes performance fees) by average assets under management for the applicable period.
(4) Adjusted measures are non-GAAP measures and are explained and reconciled to the comparable GAAP measures in “Supplemental Non-GAAP Financial Information” below.
Investment advisory fees and assets under management within our consolidated investment products are excluded from the weighted average fee calculations and from total revenues, since any such revenues are eliminated upon consolidation. Assets under management within Artisan Private Funds are included in the reported firmwide, separate accounts and other, and institutional assets under management figures reported below.
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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Years Ended December 31,
	2021	2020	2019
	(unaudited; dollars in millions)
Beginning assets under management	$157,776	$121,016	$96,224
Gross client cash inflows	33,725	36,338	17,594
Gross client cash outflows	(32,047)	(29,184)	(20,252)
Net client cash flows	1,678	7,154	(2,658)
Artisan Funds’ distributions not reinvested(1)	(2,295)	(690)	(630)
Investment returns and other(2)	17,595	30,296	28,080
Ending assets under management	$174,754	$157,776	$121,016
Average assets under management	$171,767	$124,901	$111,023
(1) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(2) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During 2021 our AUM increased by $17.0 billion due to $17.6 billion of investment returns and $1.7 billion of net client cash inflows, partially offset by $2.3 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders. For the year, 13 of our 21 investment strategies had net inflows totaling $10.4 billion, which were offset by $8.7 billion of net outflows from the remaining strategies.
Over the long-term, we expect to generate the majority of our AUM growth through investment returns, which has been our historical experience.
We monitor the availability of attractive investment opportunities relative to the amount of assets we manage in each of our investment strategies and the velocity at which the strategies are experiencing inflows. When appropriate, we will close a strategy to new investors or otherwise take action to slow or restrict its growth, even though our aggregate assets under management may be negatively impacted in the short term. We may also re-open a strategy, widely or selectively, to fill available capacity or manage the diversification of our client base in that strategy. We believe that management of our investment capacity protects our ability to manage assets successfully, which protects the interests of our clients and, in the long term, protects our ability to retain client assets and maintain our profit margins.
As of the date of this filing, the Artisan High Income Fund, Artisan International Value Fund and Artisan International Small-Mid Fund are closed to most new investors and their respective strategies have limited availability to most new client relationships. In addition, we are actively managing the capacity of our U.S. Small-Cap Growth strategy with respect to new client relationships.
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
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2021. Returns for periods less than one year are not annualized.

	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross)					Average Annual Value-Added(1) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM) (2)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$27,578	15.17%	30.66%	22.22%	18.32%	13.27%	625
MSCI All Country World Index			18.54%	20.36%	14.39%	11.84%	7.02%
Global Discovery Strategy	9/1/2017	2,371	14.01%	34.48%	---	---	23.86%	1,080
MSCI All Country World Index			18.54%	20.36%	---	---	13.06%
U.S. Mid-Cap Growth Strategy	4/1/1997	16,919	11.68%	35.59%	24.22%	18.62%	16.58%	586
Russell® Midcap Index			22.58%	23.26%	15.09%	14.89%	11.13%
Russell® Midcap Growth Index			12.73%	27.43%	19.82%	16.61%	10.72%
U.S. Small-Cap Growth Strategy	4/1/1995	5,566	(7.77)%	28.69%	23.16%	18.21%	12.18%	351
Russell® 2000 Index			14.82%	20.00%	12.01%	13.22%	9.83%
Russell® 2000 Growth Index			2.83%	21.14%	14.52%	14.12%	8.67%
Global Equity Team
Global Equity Strategy	4/1/2010	2,837	6.56%	22.55%	19.20%	15.89%	14.07%	397
MSCI All Country World Index			18.54%	20.36%	14.39%	11.84%	10.10%
Non-U.S. Growth Strategy	1/1/1996	20,507	10.07%	16.03%	13.31%	10.37%	10.29%	504
MSCI EAFE Index			11.26%	13.53%	9.54%	8.02%	5.25%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	9,417	5.17%	25.33	---	---	25.33%	1,062
MSCI ACWI ex US SMID Index			10.16%	14.71	---	---	14.71%
China Post-Venture Strategy	4/1/2021	237	---	---	---	---	(9.06)%	539
MSCI China SMID Cap Index			---	---	---	---	(14.45)%
U.S. Value Team
Value Equity Strategy	7/1/2005	4,054	24.43%	21.90%	12.83%	12.88%	9.67%	124
Russell® 1000 Index			26.45%	26.18%	18.41%	16.53%	11.07%
Russell® 1000 Value Index			25.16%	17.62%	11.16%	12.96%	8.43%
U.S. Mid-Cap Value Strategy	4/1/1999	3,999	27.76%	19.43%	11.12%	11.78%	12.98%	270
Russell® Midcap Index			22.58%	23.26%	15.09%	14.89%	10.43%
Russell® Midcap Value Index			28.34%	19.60%	11.21%	13.43%	10.28%
International Value Team
International Value Strategy	7/1/2002	31,792	18.10%	17.64%	11.73%	11.79%	12.10%	551
MSCI EAFE Index			11.26%	13.53%	9.54%	8.02%	6.59%
International Small Cap Value Strategy	10/1/2020	24	20.65%	---	---	---	40.85%	944
MSCI All Country World Index Ex USA Small Cap (Net)			12.93%	---	---	---	31.41%
Global Value Team
Global Value Strategy	7/1/2007	26,324	16.94%	16.46%	11.40%	12.37%	9.17%	257
MSCI All Country World Index			18.54%	20.36%	14.39%	11.84%	6.60%
Select Equity Strategy	3/1/2020	420	16.87%	---	---	---	21.61%	(1,019)
S&P 500 Market Index (Total Return)			28.71%	---	---	---	31.80%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	1,173	(0.27)%	14.40%	12.64%	7.72%	6.78%	106
MSCI Emerging Markets Index			(2.54)%	10.93%	9.87%	5.48%	5.72%
Credit Team
High Income Strategy	4/1/2014	8,018	7.16%	11.03%	8.35%	---	7.93%	257
ICE BofA U.S. High Yield Master II Total Return Index			5.36%	8.56%	6.09%	---	5.36%
Credit Opportunities Strategy	7/1/2017	120	18.44%	18.84%	---	---	14.44%	1,299
ICE BofA U.S. Dollar LIBOR 3-month Constant Maturity Index			0.17%	1.28%	---	---	1.45%
Floating Rate Strategy (3)	1/1/2022	19	---	---	---	---	---	—
Credit Suisse Leveraged Loan Total Return Index			---	---	---	---	---
Developing World Team
Developing World Strategy	7/1/2015	8,102	(8.71)%	33.88%	22.94%	---	17.16%	1,105
MSCI Emerging Markets Index			(2.54)%	10.93%	9.87%	---	6.11%

Antero Peak Group
Antero Peak Strategy	5/1/2017	4,028	25.17%	29.95%	---	---	28.08%	996
S&P 500 Index			28.71%	26.04%	---	---	18.12%
Antero Peak Hedge Strategy	11/1/2017	1,249	19.56%	21.97%	---	---	20.18%	214
S&P 500 Index			28.71%	26.04%	---	---	18.04%

Total Assets Under Management		$174,754

(1) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See “Performance and Assets Under Management Information Used in this Report” for additional information regarding the benchmarks used. Value-added for periods less than one year is not annualized. The High Income strategy holds loans and other security types that are not included in its benchmark, which, at times, causes material differences in relative performance. The Credit Opportunities strategy is benchmark agnostic and has been compared to the 3-month LIBOR for reference purposes only. The Antero Peak and Antero Peak Hedge strategies' investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

(2) AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $98 million.

(3) The Floating Rate strategy composite performance began on January 1, 2022. As a result, there is not a performance track record as of December 31, 2021.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team
Year Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	Total
December 31, 2021	(unaudited; in millions)
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$157,776
Gross client cash inflows	7,418	4,384	407	8,121	4,723	499	3,158	3,499	1,516	33,725
Gross client cash outflows	(12,528)	(5,313)	(1,189)	(4,057)	(3,809)	(54)	(1,582)	(3,035)	(480)	(32,047)
Net client cash flows	(5,110)	(929)	(782)	4,064	914	445	1,576	464	1,036	1,678
Artisan Funds’ distributions not reinvested (1)	(302)	(545)	(47)	(701)	(46)	—	(217)	(286)	(151)	(2,295)
Investment returns and other (2)	5,161	2,416	1,733	4,330	3,459	49	460	(929)	916	17,595
Ending assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$174,754
Average assets under management	$53,375	$33,679	$7,835	$28,998	$25,463	$924	$7,576	$9,541	$4,376	$171,767
December 31, 2020
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Gross client cash inflows	9,532	6,479	786	6,165	4,681	349	3,438	3,527	1,381	36,338
Gross client cash outflows	(8,616)	(5,885)	(1,687)	(6,101)	(3,535)	(25)	(1,415)	(1,487)	(433)	(29,184)
Net client cash flows	916	594	(901)	64	1,146	324	2,023	2,040	948	7,154
Artisan Funds’ distributions not reinvested (1)	(222)	(115)	(12)	(46)	—	—	(130)	(142)	(23)	(690)
Investment returns and other (2)	17,198	3,717	660	2,105	1,564	121	595	3,581	755	30,296
Ending assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$157,776
Average assets under management	$40,806	$26,991	$6,266	$20,045	$17,780	$476	$4,493	$5,465	$2,579	124,901
December 31, 2019
Beginning assets under management	$26,251	$22,967	$6,577	$17,681	$17,113	$179	$2,860	$1,993	$603	$96,224
Gross client cash inflows	4,207	3,557	644	3,607	1,412	29	1,791	1,305	1,042	17,594
Gross client cash outflows	(5,251)	(5,214)	(1,435)	(3,474)	(2,806)	(14)	(1,138)	(780)	(140)	(20,252)
Net client cash flows	(1,044)	(1,657)	(791)	133	(1,394)	15	653	525	902	(2,658)
Artisan Funds’ distributions not reinvested (1)	(134)	(133)	(33)	(199)	(8)	—	(112)	—	(11)	(630)
Investment returns and other (2)	9,720	6,683	1,649	4,385	3,996	40	449	856	302	28,080
Ending assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$121,016
Average assets under management	$31,861	$25,744	$7,113	$20,072	$18,559	$203	$3,586	$2,634	$1,251	111,023
(1) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(2) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, client type and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas. The table below sets forth our assets under management by distribution channel:

	As of December 31, 2021		As of December 31, 2020		As of December 31, 2019
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)		(unaudited)
Institutional	$111,705	63.9%	$102,189	64.8%	$80,274	66.3%
Intermediary	55,198	31.6%	48,657	30.8%	35,574	29.4%
Retail	7,851	4.5%	6,930	4.4%	5,168	4.3%
Ending Assets Under Management(1)	$174,754	100.0%	$157,776	100.0%	$121,016	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 12% of our total assets under management as of December 31, 2021.

The following tables set forth the changes in our assets under management by vehicle type:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other(1)	Total
December 31, 2021	(unaudited; in millions)
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	23,957	9,768	33,725
Gross client cash outflows	(18,628)	(13,419)	(32,047)
Net client cash flows	5,329	(3,651)	1,678
Artisan Funds’ distributions not reinvested(2)	(2,295)	—	(2,295)
Investment returns and other(3)	6,984	10,611	17,595
Net transfers(4)	(401)	401	—
Ending assets under management	$84,363	$90,391	$174,754
Average assets under management	$83,533	$88,234	$171,767
December 31, 2020
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	22,510	13,828	36,338
Gross client cash outflows	(18,110)	(11,074)	(29,184)
Net client cash flows	4,400	2,754	7,154
Artisan Funds’ distributions not reinvested(2)	(690)	—	(690)
Investment returns and other(3)	14,259	16,037	30,296
Net transfers(4)	(511)	511	—
Ending assets under management	$74,746	$83,030	$157,776
Average assets under management	$58,629	$66,272	$124,901
December 31, 2019
Beginning assets under management	$46,654	$49,570	$96,224
Gross client cash inflows	12,545	5,049	17,594
Gross client cash outflows	(13,911)	(6,341)	(20,252)
Net client cash flows	(1,366)	(1,292)	(2,658)
Artisan Funds’ distributions not reinvested(2)	(630)	—	(630)
Investment returns and other(3)	13,003	15,077	28,080
Net transfers(4)	(373)	373	—
Ending assets under management	$57,288	$63,728	$121,016
Average assets under management	$52,974	$58,049	111,023
(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of December 31, 2021, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $98 million.

(2) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(4) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

Artisan Funds and Artisan Global Funds
As of December 31, 2021, Artisan Funds comprised $78.0 billion, or 45%, of our assets under management. For the year ended December 31, 2021, fees from Artisan Funds represented $712.9 million, or 58%, of our revenues. Our contractual tiered fee rates for the series of Artisan Funds range from 0.60% to 1.05% of fund assets, depending on the investment strategy, the amount invested and other factors.
As of December 31, 2021, Artisan Global Funds comprised $6.4 billion, or 3%, of our assets under management. For the year ended December 31, 2021, fees from Artisan Global Funds represented $48.5 million, or 4%, of our revenues. Our contractual fee rates for Artisan Global Funds range from 0.75% to 1.85% of assets under management.
The weighted average management fee rate paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.912%, 0.916%, and 0.915%, for the years ended December 31, 2021, 2020 and 2019, respectively.
Separate Accounts and Other
“Separate accounts and other”—which consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority—comprised $90.4 billion, or 52%, of our assets under management as of December 31, 2021. For the year ended December 31, 2021, fees from separate accounts and other represented $465.8 million, or 38%, of our revenues.
For traditional separate account clients, we generally impose standard fee schedules that vary by investment strategy and, through the application of standard breakpoints, reflect the size of the account and client relationship. The weighted average management fee rate paid by our traditional separate account clients was 0.484%, 0.498%, and 0.512% for the years ended December 31, 2021, 2020 and 2019, respectively. There are a number of exceptions to our standard fee schedules, including exceptions based on the nature of our relationship with the client and the value of the assets under our management in that relationship. In general, our effective rate of fee for a particular client relationship declines as the assets we manage for that client increase, which we believe is typical for the asset management industry.
A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts. We act as investment adviser to the collective investment trusts and earn a management fee for providing this service. The weighted average management fee rate paid by our Artisan-branded collective investment trust clients was 0.729%, 0.735%, and 0.739% for the years ended December 31, 2021, 2020 and 2019, respectively.
Artisan serves as the investment manager and acts as the general partner for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee, and for certain funds is entitled to receive either an allocation of profits or a performance-based fee. The weighted average management fee rate paid by our Artisan Private Funds clients was 0.786%, 0.800%, and 0.706% for the years ended December 31, 2021, 2020 and 2019, respectively.
The weighted average management fee rate, which excludes performance fees, paid by our separate accounts and other clients in the aggregate was 0.513%, 0.526% and 0.534% for the years ended December 31, 2021, 2020 and 2019, respectively. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
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
The different fee structures associated with Artisan Funds, Artisan Global Funds and separate accounts and other pooled vehicles, and the different fee schedules applicable to each of our investment strategies, make the composition of our assets under management an important determinant of the investment management fees we earn. Historically, we have received higher effective rates of investment management fees from Artisan Funds and Artisan Global Funds than from traditional separate accounts, reflecting, among other things, the different and broader array of services we provide to Artisan Funds and Artisan Global Funds. Investment management fees for non-U.S. funds may also be higher because they include fees to offset higher distribution costs. Our investment management fees also differ by investment strategy, with higher-capacity strategies having lower standard fee rates than strategies with more limited capacity.

Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $174.8 billion of assets under management as of December 31, 2021 have performance fee billing arrangements. Performance fees of $13.3 million, $14.7 million, and $4.6 million were recognized in the years ended December 31, 2021, 2020 and 2019, respectively.
The following table sets forth revenues we earned by vehicle type for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Revenues	(in millions)
Management fees
Artisan Funds & Artisan Global Funds	$761.4	$537.2	$484.9
Separate accounts and other	452.5	347.7	309.5
Performance fees	13.3	14.7	4.6
Total revenues	$1,227.2	$899.6	$799.0
Average assets under management for period	$171,767	$124,901	$111,023
Management fees, performance fees and incentive allocations earned from consolidated investment products are eliminated from revenue upon consolidation. For each of the years ended December 31, 2021, 2020 and 2019, approximately 83% of our investment advisory fees were earned from clients located in the United States.
Operating Expenses
Our operating expenses consist primarily of compensation and benefits, distribution, servicing and marketing, occupancy, communication and technology, and general and administrative.
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
A significant portion of our operating expenses are variable and fluctuate in direct relation to our assets under management and revenues. Even if we experience declining revenues, we expect to continue to make the expenditures necessary for us to manage and grow our business. As a result, our profits may decline.
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
Certain compensation and benefits expenses are generally higher in the beginning of the year, such as employer funded retirement and health care contributions and payroll taxes. We expect these costs to add approximately $5 million to our expenses in the first quarter of 2022, compared to the fourth quarter of 2021. Given our priorities in 2022, we expect to increase headcount over the next year across investment, distribution & marketing, and back office. We expect the fixed component of our compensation and benefits expenses will increase by approximately $15 million related to increased headcount and overall rising wage costs.

We grant equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan. The equity awards consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata annual time vesting over 5 years and (2) qualifying retirement (as defined in the award agreements). Investment team members generally receive franchise awards rather than career awards. Franchise awards are identical to career awards, except with respect to the Franchise Protection Clause, which applies to current or future portfolio managers and founding investment team members. The Franchise Protection Clause provides that the total number of franchise awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the award recipient’s investment team during roughly a 3-year measurement period beginning on the date of the recipient’s retirement notice exceeds a set threshold. In 2020, we began issuing performance share units to certain executive officers of the Company. The number of performance share units that will vest is dependent upon the Company’s adjusted operating margin and total stockholder return compared to its peer group over a three year measurement period.
The estimated grant date fair value of equity awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally three years for performance share units and five years for all other awards that have been granted to date. Compensation expense for performance share units is only recognized if it is probable that the performance conditions will be achieved. For all awards, if a service or performance condition is not achieved, the corresponding awards are forfeited and any previously recognized compensation expense is reversed. We grant long-term incentive cash awards, referred to as franchise capital awards, to certain investment team members in lieu of certain additional equity awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as the equity awards. Prior to vesting, franchise capital awards are generally allocated to one or more of Artisan’s investment strategies. The underlying investment holdings and franchise capital award liability are marked to market value each quarter. The change in value of the award liability is included in compensation expense. The change in value of the underlying investment holdings is included in non-operating income/(expense).
We expect to reserve approximately 4% of our management fee revenues each quarter for future franchise capital awards, which we expect to make after the conclusion of each year. Over the long-term, we believe the economic impact of the reduced cash available for dividends will be offset by a corresponding reduction in dilution, as we expect to grant fewer restricted share-based awards as a result of the franchise capital awards.
On January 25, 2022, the Company's board of directors approved a grant of long-term incentive awards with a grant date fair value of $86.8 million consisting of $38.2 million of equity awards and $48.6 million of franchise capital cash awards to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. The grant will be effective March 1, 2022.
Since the IPO and including the grant in the first quarter of 2022, our board of directors has approved the grant of 11,348,630 restricted share-based awards. Total unrecognized non-cash compensation expense for these awards is $119.9 million. As of the date of this filing, unvested equity awards are comprised of the following number of shares by vesting condition:

	Service Only	Service & Performance Conditions	Service & Market Conditions	Total
Standard Pro Rata Time Vesting	2,138,947	58,581	58,581	2,256,109
Qualified Retirement	2,789,391	1,278,351	57,002	4,124,744
Total Unvested	4,928,338	1,336,932	115,583	6,380,853
Including the long-term incentive award approved in the first quarter of 2022, total unrecognized long-term incentive compensation expense is $199.5 million. We expect long-term incentive compensation expense to be approximately $14 million per quarter in 2022, excluding the impact of investment returns on the franchise capital awards’ underlying investments.
We expect to continue to make long-term incentive awards each year, though the form and structure of the awards may change as we seek to maximize alignment between our employees and our clients, investors and stockholders. The actual size of the expense over time will depend primarily on the number of awards granted and our stock price at the time equity grants are made. The amount of long-term incentive awards will vary from year to year and will be influenced by our results and other factors. From time to time, we may also make individual equity grants to people we hire.

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
Occupancy
Occupancy expenses include operating leases for facilities, furniture and office equipment, miscellaneous facility related costs and depreciation expense associated with furniture purchases and leasehold improvements. We expect 2022 occupancy expenses to increase by approximately $5 million to $7 million compared to 2021.
Communication and technology
Communication and technology expenses include information and print subscriptions, telephone costs, information systems consulting fees, equipment and software maintenance expenses, operating leases for information technology equipment and depreciation and amortization expenses associated with computer hardware and software. Information and print subscriptions represent the costs we pay to obtain investment research and other data we need to operate our business. A portion of these expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. We expect to continue our measured investments in technology to support our investment teams, distribution efforts, and scalable operations. We expect 2022 communication and technology expenses to increase by approximately $5 million to $7 million compared to 2021.
On behalf of our clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. In response to the Markets in Financial Instruments Directive II and industry changes prompted by it, we have experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
General and Administrative
General and administrative expenses include professional fees, travel and entertainment, certain state and local taxes, directors’ and officers’ liability insurance, director fees, and other miscellaneous expenses we incur in operating our business. Travel expenses decreased significantly in 2020 and remained lower than historical levels in 2021 due to the COVID-19 pandemic. We expect most operating costs, including travel expense, to return to or exceed pre-COVID-19 levels when employees return to the office and resume business travel.
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

Results of Operations
Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

	For the Years Ended December 31,		Period-to-Period
	2021	2020	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$1,227.2	$899.6	$327.6	36%
Operating Expenses
Total compensation and benefits	563.0	435.8	127.2	29%
Other operating expenses	123.7	105.5	18.2	17%
Total operating expenses	686.7	541.3	145.4	27%
Total operating income	540.5	358.3	182.2	51%
Non-operating income (expense)
Interest expense	(10.8)	(10.8)	—	—%
Other non-operating income	21.9	21.8	0.1	—%
Total non-operating income (expense)	11.1	11.0	0.1	1%
Income before income taxes	551.6	369.3	182.3	49%
Provision for income taxes	107.1	60.8	46.3	76%
Net income before noncontrolling interests	444.5	308.5	136.0	44%
Less: Noncontrolling interests - Artisan Partners Holdings	96.9	81.1	15.8	19%
Less: Noncontrolling interests - consolidated investment products	11.1	14.8	(3.7)	(25)%
Net income attributable to Artisan Partners Asset Management Inc.	$336.5	$212.6	$123.9	58%
Share Data
Basic earnings per share	$5.10	$3.40
Diluted earnings per share	$5.09	$3.40
Basic weighted average number of common shares outstanding	59,866,790	55,633,529
Diluted weighted average number of common shares outstanding	59,881,039	55,637,922
Revenues
The increase in revenues of $327.6 million, or 36%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, was driven primarily by a $46.9 billion, or 38%, increase in our average assets under management, partially offset by a $1.4 million decrease in performance fee revenue. The weighted average investment management fee, which excludes performance fees, was 70.7 basis points for the year ended December 31, 2021, compared to 70.9 basis points for the year ended December 31, 2020. The weighted average investment management fee remained relatively flat as a decrease in separate account fee rates resulting from tiered fee structures and client mix was mostly offset by the favorable rate impact of an increase in the proportion of our total assets managed through Artisan Funds and Artisan Global Funds, which accrue management fees at a higher rate than separate accounts.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (2)		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2021	2020	2021	2020
	(dollars in millions)
Investment advisory fees	$465.8	$362.4	$761.4	$537.2
Weighted average management fee(1)	51.3 bps	52.6 bps	91.2 bps	91.6 bps
Percentage of ending AUM	52%	53%	48%	47%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period.
(2) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority.

Operating Expenses
The increase in total operating expenses of $145.4 million, or 27%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily a result of higher incentive compensation and third-party distribution expense related to increased revenues, increases in compensation and benefits as a result of increased headcount, higher long-term incentive compensation costs as a result of the grant in January 2021, and higher technology and professional fee expense as a result of firm initiatives.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2021	2020	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$516.9	$399.3	$117.6	29%
Long-term incentive compensation awards	46.1	36.5	9.6	26%
Total compensation and benefits	$563.0	$435.8	$127.2	29%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was driven primarily by a $96.0 million increase in incentive compensation paid to our investment and marketing professionals as a result of the increase in revenue, and higher salary and benefits expenses on an increased number of employees.
Long-term incentive compensation award expense increased $9.6 million, as the awards granted during 2020 and 2021 had a higher value than the awards that became fully vested in 2020 and 2021. During the first quarter of 2021, the Company’s board of directors approved a grant of $79.4 million of long-term incentive awards consisting of $44.4 million of restricted share-based awards and $35.0 million of long-term cash awards, which we refer to as franchise capital awards.
Total compensation and benefits was 46% and 48% of our revenues for the years ended December 31, 2021 and 2020, respectively.
Other operating expenses
Other operating expenses increased $18.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $7.4 million increase in third-party distribution expense related to an increase in AUM subject to those fees, and higher technology and professional fee expense as a result of firm initiatives.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Years Ended December 31,		Period-to-Period
	2021	2020	$	%
	(in millions)
Interest expense	$(10.8)	$(10.8)	$—	—%
Net investment gain (loss) of consolidated investment products	19.7	26.2	(6.5)	(25)%
Other investment gain (loss)	1.8	0.3	1.5	500%
Net gain (loss) on the tax receivable agreements	0.4	(4.7)	5.1	(109)%
Total non-operating income (expense)	$11.1	$11.0	$0.1	1%
Non-operating income (expense) for the year ended December 31, 2021 includes a $0.4 million gain relating to a change in estimate of the payment obligation under the tax receivable agreements, compared to a $4.7 million loss for the year ended December 31, 2020. The effect of changes in that estimate after the date of an exchange or sale is included in net income. The change in estimate in 2020 was due to the remeasurement of deferred tax assets relating to an increase in estimated state income tax rates.
Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2021 and 2020 was 19.4% and 16.5%, respectively. The increase in effective tax rate was primarily due to an increase in APAM’s ownership in Holdings as well as a remeasurement of deferred tax assets in 2020, resulting from an increase in estimated state income tax rates in 2020. An increase in Artisan's state deferred income tax rates results in an increase to deferred tax assets with a corresponding decrease to the provision for income taxes.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 19% and 24% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the years ended December 31, 2021 and 2020, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2021, compared to the year ended December 31, 2020, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion of earnings per share.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For the Years Ended December 31,		For the Period-to-Period
	2020	2019	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$899.6	$799.0	$100.6	13%
Operating Expenses
Total compensation and benefits	435.8	400.5	35.3	9%
Other operating expenses	105.5	115.0	(9.5)	(8)%
Total operating expenses	541.3	515.5	25.8	5%
Total operating income	358.3	283.5	74.8	26%
Non-operating income (expense)
Interest expense	(10.8)	(11.1)	0.3	3%
Other non-operating income	21.8	(3.1)	24.9	803%
Total non-operating income (expense)	11.0	(14.2)	25.2	177%
Income before income taxes	369.3	269.3	100.0	37%
Provision for income taxes	60.8	27.8	33.0	119%
Net income before noncontrolling interests	308.5	241.5	67.0	28%
Less: Noncontrolling interests - Artisan Partners Holdings	81.1	80.1	1.0	1%
Less: Noncontrolling interests - consolidated investment products	14.8	4.9	9.9	202%
Net income attributable to Artisan Partners Asset Management Inc.	$212.6	$156.5	$56.1	36%
Share Data
Basic earnings per share	$3.40	$2.65
Diluted earnings per share	$3.40	$2.65
Basic weighted average number of common shares outstanding	55,633,529	51,127,929
Diluted weighted average number of common shares outstanding	55,637,922	51,127,929
A detailed discussion of the year-over-year results for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 23, 2021.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, and (4) the remeasurement of deferred taxes. These adjustments also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, and (4) the remeasurement of deferred taxes. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.7%, 24.7% and 24.1% for the years ended December 31, 2021, 2020, and 2019, respectively.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2021	2020	2019
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$336.5	$212.6	$156.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	96.9	81.1	80.1
Add back: Provision for income taxes	107.1	60.8	27.8
Add back: Compensation expense related to market valuation changes in compensation plans	0.3	—	—
Add back: Net (gain) loss on the tax receivable agreements	(0.4)	4.7	19.6
Add back: Net investment (gain) loss of investment products attributable to APAM	(9.3)	(10.3)	(9.9)
Less: Adjusted provision for income taxes	131.2	86.2	66.1
Adjusted net income (Non-GAAP)	$399.9	$262.7	$208.0

Average shares outstanding
Class A common shares	59.9	55.6	51.1
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.4	5.4	5.1
Artisan Partners Holdings units outstanding (noncontrolling interests)	14.2	17.9	21.8
Adjusted shares	79.5	78.9	78.0

Basic earnings per share (GAAP)	$5.10	$3.40	$2.65
Diluted earnings per share (GAAP)	$5.09	$3.40	$2.65
Adjusted net income per adjusted share (Non-GAAP)	$5.03	$3.33	$2.67

Operating income (GAAP)	$540.5	$358.3	$283.5
Add back: Compensation expense related to market valuation changes in compensation plans	0.3	—	—
Adjusted operating income (Non-GAAP)	$540.8	$358.3	$283.5

Operating margin (GAAP)	44.0%	39.8%	35.5%
Adjusted operating margin (Non-GAAP)	44.1%	39.8%	35.5%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$336.5	$212.6	$156.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	96.9	81.1	80.1
Add back: Net (gain) loss on the tax receivable agreements	(0.4)	4.7	19.6
Add back: Net investment (gain) loss of investment products attributable to APAM	(9.3)	(10.3)	(9.9)
Add back: Compensation expense related to market valuation changes in compensation plans	0.3	—	—
Add back: Interest expense	10.8	10.8	11.1
Add back: Provision for income taxes	107.1	60.8	27.8
Add back: Depreciation and amortization	7.0	6.6	6.8
Adjusted EBITDA (Non-GAAP)	$548.9	$366.3	$292.0

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$189.2	$155.0
Accounts receivable	$115.9	$99.9
Seed investments(1)	$71.9	$62.6
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $37.9 million of investments made related to funded long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2021, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of December 31, 2021, the balance of all seed investments, including investments in consolidated investment products, was $71.9 million. The seed investments are generally redeemable at our discretion.
During the year ended December 31, 2021, we also made investments of $35.0 million related to funded long-term incentive compensation plans. As of December 31, 2021, the value of investments held related to funded long-term incentive compensation plans was $37.9 million. In the first quarter of 2022, we intend to invest an additional $48.6 million in funded long-term incentive compensation plans related to the grant that was approved by our Board on January 25, 2022.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make seed investments in new investment strategies and vehicles.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2021.
On December 7, 2021, Holdings entered into a Note Purchase Agreement to issue $90 million of Series F senior notes in a private placement transaction on August 16, 2022, subject to the satisfaction of certain customary closing conditions. The Company will use the proceeds from the Series F senior notes to repay the $90 million of Series C senior notes that mature on August 16, 2022. The Series F senior notes will bear interest at a rate of 3.10% and will mature on August 16, 2032.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2021.
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
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:
•leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2021 was 0.3 to 1.00); and

•interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2021 was 57.9 to 1.00).
Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2021.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2021	2020
	(in millions)
Holdings Partnership Distributions to Limited Partners	$93.2	$85.8
Holdings Partnership Distributions to APAM	400.2	270.0
Total Holdings Partnership Distributions	$493.4	$355.8
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 1, 2022, a distribution of $71.6 million payable by Artisan Partners Holdings on February 23, 2022 to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the years ended December 31, 2021 and 2020:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2021	2020
Quarterly	Common Class A	$3.92	$2.79
Special Annual	Common Class A	$0.31	$0.60
Our board of directors declared, effective February 1, 2022, a variable quarterly dividend of $1.03 per share of Class A common stock with respect to the December quarter of 2021 and a special annual dividend of $0.72. The combined amount, $1.75 per share of Class A common stock, will be paid on February 28, 2022 to stockholders of record as of the close of business on February 14, 2022. The variable quarterly dividend of $1.03 per share represents approximately 80% of the cash generated (as described below) in the December quarter of 2021 and a pro-rata portion of 2021 tax savings related to our tax receivable agreements. The special dividend represents the remainder of undistributed cash generated during the year ended December 31, 2021, less cash reserved for seed investments in new investment strategies and vehicles and for other purposes.
Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect our quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards (which we expect will approximate 4% of investment management revenues each quarter) with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $425.4 million liability as of December 31, 2021. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2021, we made payments of $31.3 million, related to the TRAs, including interest. In 2022, we expect to make payments of approximately $33 million related to the TRAs.

Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Cash, cash equivalents and restricted cash as of January 1,	$199.5	$144.3	$175.5
Net cash provided by operating activities	398.5	318.7	292.9
Net cash provided by (used in) investing activities	(27.0)	18.7	(17.5)
Net cash used in financing activities	(335.4)	(282.2)	(306.6)
Net impact of deconsolidation of consolidated investment products	(34.8)	—	—
Cash, cash equivalents and restricted cash as of December 31,	$200.8	$199.5	$144.3

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net cash provided by operating activities increased $79.8 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in operating income resulting from higher average AUM and revenues, partially offset by decreases in operating cash flows from consolidated investment products and an increase in income tax payments. For the year ended December 31, 2021 compared to the year ended December 31, 2020, our operating income, excluding noncash share-based related compensation expense, increased $184.9 million. Operating cash flows were negatively impacted by a $69.5 million reduction in cash provided by consolidated investment products and a $34.9 million increase in cash paid for income taxes.
Investing activities consist primarily of acquiring property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used by investing activities increased $45.7 million during the year ended December 31, 2021, primarily due to a $42.8 million increase in net purchases of investment securities, which includes $34.1 million of investment securities related to funded long-term incentive compensation plans, and a $2.9 million increase in acquisitions of property and equipment and leasehold improvements.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities increased $53.2 million during the year ended December 31, 2021, primarily due to a $71.7 million increase in dividends paid, a $7.4 million increase in distributions paid to limited partners, a $4.7 million increase in taxes paid related to employee net share settlement, and a $4.3 million increase in payments of amounts owed under the TRAs. These higher cash uses were partially offset by a $35.0 million increase in contributions from noncontrolling interests in our consolidated investment products.
During the year ended December 31, 2021, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $34.8 million decrease in cash, cash equivalents and restricted cash.

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
Seed Investments - We generally make seed investments in sponsored investment portfolios at the portfolio’s formation. If the seed investment results in a controlling financial interest, we will consolidate the investment, and the underlying individual securities will be accounted for based on their classification at the underlying fund. If the seed investment results in significant influence, but not control, the investment will be accounted for as an equity method investment. Significant influence is generally considered to exist with equity ownership levels between 20% and 50%, although other factors are considered. Seed investments in which we do not have a controlling financial interest or significant influence are accounted for as investment securities. These investments are measured at fair value in the Consolidated Statements of Financial Condition. Realized and unrealized gains (losses) on investment securities are recorded in net investment income in the Consolidated Statements of Operations. Dividend income from these investments is recognized when earned and is included in net investment income in the Consolidated Statements of Operations.

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
The portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our other clients, are invested principally in securities for which market values are readily available, with a portion of each portfolio held in cash or cash-like instruments. With the exception of the assets managed by our Credit team (which represented approximately 4.7% of our assets under management at December 31, 2021), the portfolios are invested principally in publicly-traded equity securities.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2021, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.

Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $425.4 million as of December 31, 2021, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.
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
The value of our assets under management was $174.8 billion as of December 31, 2021. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $123.6 million at our current weighted average fee rate of 71 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts and therefore charge a higher rate of fee, would cause an annualized increase or decrease in our revenues of approximately $159.4 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 91 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $89.6 million at the current weighted average fee rate across all of our separate accounts of 51 basis points.
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
We also are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $109.8 million as of December 31, 2021. We invested in certain Artisan Private Funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $11.0 million at December 31, 2021. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.

Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $174.8 billion as of December 31, 2021. As of December 31, 2021, approximately 51% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.
We have not adopted a corporate-level risk management policy to manage exchange rate risk in the assets we manage. Assuming that 45% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $7.9 billion, which would cause an annualized increase or decrease in revenues of approximately $55.6 million at our current weighted average fee rate of 71 basis points.
We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations. In addition, we have revenue arrangements that are denominated in non-U.S. currencies. We do not believe that foreign currency fluctuations materially affect our results of operations.
Interest Rate Risk
We generally invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2021, $37.9 million of our available cash was invested in money market funds that invested solely in U.S. Treasuries. Given the current yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2021, there were no borrowings outstanding under the revolving credit agreement.
The strategies managed by our Credit Team, which had $8.2 billion of assets under management as of December 31, 2021, invest in fixed income securities. The values of debt instruments held by the strategy may fall in response to increases in interest rates, which would reduce our revenues. We have considered the potential impact of a 100 basis point movement in market interest rates on the portfolios of the strategies managed by our Credit Team. Based on our analysis, we do not expect that such a change would have a material impact on our revenues or results of operations in the next twelve months.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Artisan Partners Asset Management Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Deferred Tax Assets and Amounts Payable Under Tax Receivable Agreements

As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $497.9 million at December 31, 2021 while the amount payable under the tax receivable agreements (“TRA”) was $425.4 million. DTAs are determined by management based upon the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets. The TRAs generally provide for payment of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes or benefits. The cash savings are calculated by comparing the Company’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs. The increase in tax basis, which results in a DTA, as well as the amount and timing of any payments under these agreements, will vary depending on a number of factors, which include the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of the Company’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the deferred tax assets and tax receivable agreements. These procedures also included, among others, testing management’s process for estimating the deferred tax assets and amounts payable under tax receivable agreements, including (1) testing the factors to the Company’s estimates, related to the timing of sales or exchanges by the holders of limited partnership units and the price of the Class A common stock at the time of such sales or exchanges, (2) assessing the reasonableness of the factors used in the Company’s estimates, related to the likelihood of the Company having sufficient future taxable income to utilize the deferred tax asset as well as the portion of the Company’s payments under the TRA constituting depreciable basis or amortizable basis, and (3) testing the impact of sales or exchanges of limited partnership units on the deferred tax asset and amounts payable under tax receivable agreements. Professionals with specialized skill and knowledge were used to assist in testing the estimates and assessing the appropriateness of the application of the tax laws related to evaluating whether the sales or exchanges of partnership units are taxable.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 22, 2022

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	At December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$189,226	$154,987
Accounts receivable	115,850	99,888
Investment securities	47,878	3,656
Prepaid expenses	12,543	10,820
Property and equipment, net	35,313	35,874
Operating lease assets	88,642	79,304
Restricted cash	629	629
Deferred tax assets	497,902	482,061
Other	7,739	6,942
Assets of consolidated investment products
Cash and cash equivalents	10,916	43,834
Accounts receivable and other	6,408	3,587
Investment assets, at fair value	195,001	230,380
Total assets	$1,208,047	$1,151,962
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$28,992	$24,727
Accrued incentive compensation	7,521	12,924
Operating lease liabilities	100,303	92,671
Borrowings	199,444	199,284
Amounts payable under tax receivable agreements	425,427	412,468
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	20,185	109,362
Investment liabilities, at fair value	19,179	15,731
Total liabilities	$801,051	$867,167
Commitments and contingencies
Redeemable noncontrolling interests	111,035	93,753
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 66,699,872 and 63,131,007 shares outstanding at December 31, 2021 and December 31, 2020, respectively)	667	631
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 3,206,580 and 4,457,958 shares outstanding at December 31, 2021 and December 31, 2020, respectively)	32	45
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,128,617 and 10,983,145 shares outstanding at December 31, 2021 and December 31, 2020, respectively)	91	110
Additional paid-in capital	141,835	107,738
Retained earnings	134,889	72,944
Accumulated other comprehensive income (loss)	(1,310)	(991)
Total Artisan Partners Asset Management Inc. stockholders’ equity	276,204	180,477
Noncontrolling interests - Artisan Partners Holdings	19,757	10,565
Total stockholders’ equity	$295,961	$191,042
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,208,047	$1,151,962

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
Revenues	2021	2020	2019
Management fees	$1,213,924	$884,902	$794,338
Performance fees	13,312	14,665	4,614
Total revenues	$1,227,236	$899,567	$798,952
Operating Expenses
Compensation and benefits	563,054	435,818	400,456
Distribution, servicing and marketing	31,719	24,312	23,170
Occupancy	21,942	21,922	23,319
Communication and technology	42,861	38,138	39,499
General and administrative	27,169	21,053	29,053
Total operating expenses	686,745	541,243	515,497
Total operating income	540,491	358,324	283,455
Non-operating income (expense)
Interest expense	(10,803)	(10,804)	(11,054)
Net gain (loss) on the tax receivable agreements	358	(4,674)	(19,557)
Net investment gain (loss) of consolidated investment products	19,748	26,147	10,084
Other net investment gain (loss)	1,756	305	6,338
Total non-operating income (expense)	11,059	10,974	(14,189)
Income before income taxes	551,550	369,298	269,266
Provision for income taxes	107,026	60,795	27,809
Net income before noncontrolling interests	444,524	308,503	241,457
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	96,879	81,079	80,055
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	11,129	14,807	4,866
Net income attributable to Artisan Partners Asset Management Inc.	$336,516	$212,617	$156,536

Basic earnings per share	$5.10	$3.40	$2.65
Diluted earnings per share	$5.09	$3.40	$2.65
Basic weighted average number of common shares outstanding	59,866,790	55,633,529	51,127,929
Diluted weighted average number of common shares outstanding	59,881,039	55,637,922	51,127,929
Dividends declared per Class A common share	$4.23	$3.39	$3.39

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income before noncontrolling interests	$444,524	$308,503	$241,457
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(319)	732	732
Total other comprehensive income (loss)	(319)	732	732
Comprehensive income	444,205	309,235	242,189
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	96,879	81,376	80,317
Comprehensive (loss) income attributable to noncontrolling interests - consolidated investment products	11,129	14,807	4,866
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$336,197	$213,052	$157,006

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2019	$541	$86	$142	$97,553	$38,617	$(1,895)	$5,443	$140,487	$34,349
Net income	—	—	—	—	156,536	—	80,055	236,591	4,866
Other comprehensive income - foreign currency translation	—	—	—	—	—	521	211	732	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(3,533)	—	(51)	3,584	—	—
Amortization of equity-based compensation	—	—	—	31,268	—	—	11,827	43,095	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,716	—	—	—	2,716	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(22)	—	—	—	(22)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	10	—	—	(10)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,470)	—	—	(607)	(2,078)	—
Exchange of subsidiary equity	14	(8)	(6)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	3,895
Distributions	—	—	—	—	—	—	(94,842)	(94,842)	—
Dividends	—	—	—	(37,353)	(150,698)	—	(127)	(188,178)	—
Balance at December 31, 2019	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	212,617	—	81,079	293,696	14,807
Other comprehensive income - foreign currency translation	—	—	—	—	—	623	109	732	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(2,544)	—	(189)	2,733	—	—
Amortization of equity-based compensation	—	—	—	28,801	—	—	8,226	37,027	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	14,740	—	—	—	14,740	—
Issuance of Class A common stock, net of issuance costs	18	—	—	62,696	—	—	—	62,714	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	41	(15)	(26)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	38,277
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(85,805)	(85,805)	—
Dividends	—	—	—	(18,772)	(184,128)	—	(106)	(203,006)	—
Balance at December 31, 2020	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity, continued
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2021	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	336,516	—	96,879	433,395	11,129
Other comprehensive income - foreign currency translation	—	—	—	—	—	(271)	(48)	(319)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(563)	—	(48)	611	—	—
Amortization of equity-based compensation	—	—	—	32,750	—	—	6,899	39,649	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	9,656	—	—	—	9,656	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,630	—	—	—	46,640	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(7,452)	—	—	(1,791)	(9,245)	—
Exchange of subsidiary equity	22	(6)	(16)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	73,236
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(67,083)
Distributions	—	—	—	—	—	—	(93,189)	(93,189)	—
Dividends	—	—	—	—	(274,571)	—	(169)	(274,740)	—
Balance at December 31, 2021	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from operating activities	2021	2020	2019
Net income before noncontrolling interests	$444,524	$308,503	$241,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,933	6,625	6,233
Deferred income taxes	38,382	27,990	7,356
Asset impairment	—	871	2,107
Noncash lease expense	(1,931)	(1,499)	1,533
Net investment (gain) loss on nonconsolidated investment securities	(2,315)	(160)	(5,101)
Net (gain) loss on the tax receivable agreements	(358)	4,674	19,557
(Gain) loss on disposal of property and equipment	4	5	275
Amortization of debt issuance costs	421	422	463
Share-based compensation	39,649	37,027	43,095
Net investment (gain) loss of consolidated investment products	(19,748)	(26,147)	(10,084)
Purchase of investments by consolidated investment products	(252,399)	(191,274)	(123,366)
Proceeds from sale of investments by consolidated investment products	196,620	137,561	75,468
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(15,962)	(18,020)	(14,178)
Prepaid expenses and other assets	(3,164)	(6,110)	1,031
Accounts payable and accrued expenses	(1,301)	1,622	6,881
Net change in operating assets and liabilities of consolidated investment products	(30,804)	36,587	40,066
Net cash provided by operating activities	398,551	318,677	292,793
Cash flows from investing activities
Acquisition of property and equipment	(2,435)	(2,049)	(3,498)
Leasehold improvements	(3,532)	(1,050)	(14,286)
Proceeds from sale of investment securities	12,813	24,001	288
Purchase of investment securities	(33,820)	(2,150)	(10)
Net cash provided by (used in) investing activities	(26,974)	18,752	(17,506)

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows (continued)
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from financing activities	2021	2020	2019
Partnership distributions	(93,189)	(85,805)	(94,842)
Dividends paid	(274,740)	(203,006)	(188,178)
Payment of debt issuance costs	—	—	(366)
Proceeds from issuance of notes payable	—	—	50,000
Principal payments on notes payable	—	—	(50,000)
Payment under the tax receivable agreements	(31,250)	(26,943)	(24,998)
Net proceeds from issuance of common stock	46,928	63,027	—
Payment of costs directly associated with the issuance of Class A common stock	(244)	(227)	—
Purchase of equity and subsidiary equity	(46,928)	(63,027)	—
Taxes paid related to employee net share settlement	(9,246)	(4,530)	(2,078)
Capital contributions to consolidated investment products, net	73,236	38,277	3,895
Net cash used in financing activities	(335,433)	(282,234)	(306,567)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,144	55,195	(31,280)
Net cash impact of deconsolidation of consolidated investment products	(34,823)	—	—
Cash, cash equivalents and restricted cash
Beginning of period	199,450	144,255	175,535
End of period	$200,771	$199,450	$144,255

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$189,226	$154,987	$134,621
Restricted cash	629	629	629
Cash and cash equivalents of consolidated investment products	10,916	43,834	9,005
Cash, cash equivalents and restricted cash	$200,771	$199,450	$144,255

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$54,214	$77,756	$35,999
Establishment of amounts payable under tax receivable agreements	44,209	64,087	30,967
Increase in investment securities due to deconsolidation of consolidated investment products	20,900	1,469	946
Operating lease assets obtained in exchange for operating leases	20,830	3,425	4,162
Cash paid for:
Interest on borrowings	$10,210	$10,255	$10,649
Income tax	70,337	35,484	18,593

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2021, APAM held approximately 84% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC, controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to traditional separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”), Artisan Partners Global Funds plc (“Artisan Global Funds”), and Artisan sponsored private funds (“Artisan Private Funds”). Artisan Funds are a series of open-end, mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS funds. Artisan Private Funds consist of a number of Artisan-sponsored unregistered pooled investment vehicles.
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

From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of December 31, 2021, Artisan had a controlling financial interest in one series of Artisan Funds, three sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Operating segments
Artisan operates in one segment, the investment management industry. Artisan provides investment management services to separate accounts and pooled investment vehicles. Management assesses the financial performance of these vehicles on a combined basis.
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
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment advisory fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2021, 2020 and 2019.
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
Realized and unrealized gains (losses) on nonconsolidated investment securities are recorded in other net investment gain (loss) in the Consolidated Statements of Operations. Dividend income from these investments is recognized when earned and is also included in other investment gain (loss).
Property and equipment
Property and equipment are carried at cost, less accumulated depreciation. Depreciation is generally recognized on a straight-line basis over the estimated useful lives of the respective assets or the remaining lease term, whichever is shorter. The estimated useful lives of property and equipment as of December 31, 2021 are as follows:

Property and Equipment Type	Useful Life
Computers and equipment	Three to Five years
Computer software	Three to Five years
Furniture and fixtures	Seven years
Leasehold improvements	Two to 14 years

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
Investment Management Fees
Investment management fees are generally computed as a percentage of assets under management and are recognized as revenue at the end of each distinct service period. Management fees for providing investment advisory services are computed and billed in accordance with the underlying investment management agreements, which is generally on a monthly or quarterly basis. Investment management fees are presented net of cash rebates and expense reimbursements pursuant to contractual expense limitations of certain funds.

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
Performance fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to performance fees is constrained until the end of each measurement period. At the end of the measurement period, revenue is recorded for the actual amount of performance fees earned during that period because the uncertainty has been resolved. For performance fees with annual measurement periods, revenue recognized in the current period could relate to performance obligations that were partially satisfied in prior periods.
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
Fees are either based on the number of accounts to which the intermediary provides such services or a percentage of the average daily value of fund shares held in such accounts. The funds pay a portion of such fees directly to the intermediaries, which are intended to compensate the intermediary for its provision of services of the type that would be provided by the funds’ transfer agent or other service providers if the shares were registered directly on the books of the funds’ transfer agent. Artisan pays the balance of those fees which includes compensation to the intermediary for its distribution, servicing and marketing of Artisan Funds shares.
Artisan Global Funds also have arrangements pursuant to which Artisan is required to pay a portion of its investment management fee for distribution, servicing and marketing of Artisan Global Funds shares.
Distribution, servicing and marketing fees paid by Artisan are presented as an operating expense because Artisan is the principal in its role as the primary obligor related to these services. Expenses incurred were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Expenses incurred with respect to Artisan Funds	$28,640	$21,320	$20,096
Expenses incurred with respect to Global Funds	899	595	424
Other marketing expenses	2,180	2,397	2,650
Total distribution, servicing and marketing	$31,719	$24,312	$23,170
Accrued fees to intermediaries were $5.3 million and $4.2 million as of December 31, 2021 and 2020, respectively, and are included in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition.

Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2021, 2020 and 2019. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
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
Partnership distributions
Artisan makes distributions to its partners for purposes of paying income taxes as required under the terms of Artisan Partners Holdings’ partnership agreement. Tax distributions are calculated utilizing the highest combined individual federal, state and local income tax rate among the various locations in which the partners, as a result of owning their interests in the partnership, are subject to tax, assuming maximum applicability of the phase-out of itemized deductions contained in the Internal Revenue Code that apply to any specific tax year. Artisan also makes additional distributions under the terms of the partnership agreement. Distributions are recorded in the financial statements on the declaration date.
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

	As of December 31, 2021	As of December 31, 2020
Investments in equity securities	$37,179	$2,807
Investments in equity securities accounted for under the equity method	10,699	849
Total investment securities	$47,878	$3,656
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of December 31, 2021, $36.5 million of Artisan’s investment securities were related to funded long-term incentive compensation plans. Unrealized gains (losses) related to investment securities held at the end of the periods indicated below were as follows:

	As of December 31, 2021	As of December 31, 2020	As of December 31, 2019
Unrealized gain (loss) on investment securities held at the end of the period	$1,602	$716	$5,050
Other net investment gain (loss) is presented within the non-operating income (expense) section of the Consolidated Statements of Operations. The components of other net investment gain (loss) are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net investment gain (loss) on seed investments	$(401)	$160	$5,087
Net investment gain (loss) on franchise capital investments	$2,716	$—	$—
Other	$(559)	$145	$1,251
Other net investment gain (loss)	$1,756	$305	$6,338
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2021 and 2020:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market funds	$37,861	$—	$37,861	$—	$—
Equity securities	47,878	9,975	37,903	—	—

December 31, 2020
Assets
Money market funds	$25,855	$—	$25,855	$—	$—
Equity securities	3,656	57	3,599	—	—
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
Artisan’s borrowings consist of the following as of December 31, 2021 and 2020:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $203.2 million as of December 31, 2021. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
Senior notes - On December 7, 2021, Holdings entered into a Note Purchase Agreement to issue $90.0 million of Series F senior notes in a private placement transaction on August 16, 2022, subject to the satisfaction of certain customary closing conditions. The Company will use the proceeds from the Series F senior notes to repay the $90.0 million of Series C senior notes that mature on August 16, 2022. The Series F senior notes will bear interest at a rate of 3.10% and will mature on August 16, 2032.
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
As of and for the year-ended December 31, 2021, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.175%.

The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of December 31, 2021.
Interest expense incurred on the unsecured notes and revolving credit agreement was $10.3 million, $10.3 million, and $10.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2022	$90,000
2023	—
2024	—
2025	60,000
2026	—
Thereafter	50,000
Total	$200,000

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
As of December 31, 2021, Artisan is considered to have a controlling financial interest in one series of Artisan Funds, three sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $61.9 million.
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

During the year ended December 31, 2021, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund upon the redemption of the Company's seed investment. Upon loss of control, the VIE was deconsolidated and the following assets, liabilities, and equity of the fund were derecognized from the Company’s Consolidated Statements of Financial Condition:

As of January 1, 2021
Assets of consolidated investment products
Cash and cash equivalents	$34,823
Accounts receivable and other	1,769
Investment assets, at fair value	72,868
Less: Amounts reclassified to investment securities	(11,200)
Total assets	$98,260
Liabilities of consolidated investment products
Accounts payable, accrued expenses and other	$76,960
Investment liabilities, at fair value	566
Total liabilities	77,526
Redeemable noncontrolling interests	20,734
Total liabilities and equity	$98,260
There was no net impact to the Consolidated Statements of Operations for the year ended December 31, 2021. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products because the assets and liabilities of CIPs are carried at fair value.
As of December 31, 2021, Artisan held direct equity investments of $10.7 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2021 and 2020:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market funds	$7,908	$7,908	$—	$—
Equity securities - long position	33,583	31,838	1,745	—
Fixed income instruments - long position	161,177	—	156,240	4,937
Derivative assets	241	—	241	—

Liabilities
Equity securities - short position	$3,427	$3,427	$—	$—
Fixed income instruments - short position	15,570	—	15,570	—
Derivative liabilities	182	4	178	—

December 31, 2020
Assets
Money market funds	$7,822	$7,822	$—	$—
Equity securities - long position	83,960	83,027	933	—
Fixed income instruments - long position	133,518	—	133,518	—
Derivative assets	12,902	12,902	—	—

Liabilities
Fixed income instruments - short position	$14,978	$—	$14,978	$—
Derivative liabilities	753	566	187	—

CIP balances included in the Company's consolidated statements of financial condition were as follows:

	As of December 31, 2021	As of December 31, 2020
Net CIP assets included in the table above	$183,730	$222,471
Net CIP assets not included in the table above	(10,769)	(69,763)
Total Net CIP assets	172,961	152,708
Less: redeemable noncontrolling interests	111,035	93,753
Artisan’s direct equity investment in CIPs	$61,926	$58,955

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2021, APAM held approximately 84% of the equity ownership interests in Holdings.
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

For the years ended December 31, 2021, 2020 and 2019, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2019	54,071,188	22,871,684	76,942,872	70%
Issuance of APAM Restricted Shares, Net (1)	876,271	—	876,271	—%
Holdings Common Unit Exchanges	1,499,655	(1,499,655)	—	3%
Forfeitures from Employee Terminations (1)	(17,289)	—	(17,289)	—%
Balance at December 31, 2019	56,429,825	21,372,029	77,801,854	73%
Issuance of APAM Restricted Shares, Net (1)	789,114	—	789,114	—%
Delivery of Shares Underlying RSUs(1)	24,233	—	24,233	—%
2020 Follow-On Offering	1,802,326	(1,802,326)	—	2%
Holdings Common Unit Exchanges	4,128,600	(4,128,600)	—	5%
Forfeitures from Employee Terminations (1)	(43,091)	—	(43,091)	—%
Balance at December 31, 2020	63,131,007	15,441,103	78,572,110	80%
Issuance of APAM Restricted Shares, Net	562,289	—	562,289	1%
Delivery of Shares Underlying RSUs(1)	1,074	—	1,074	—%
2021 Follow-On Offering	963,614	(963,614)	—	1%
Holdings Common Unit Exchanges	2,142,292	(2,142,292)	—	2%
Forfeitures from Employee Terminations (1)	(100,404)	—	(100,404)	—%
Balance at December 31, 2021	66,699,872	12,335,197	79,035,069	84%
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statements of Financial Condition	For the Years Ended December 31,
	2021	2020
Additional paid-in capital	$(563)	$(2,544)
Noncontrolling interests - Artisan Partners Holdings	611	2,733
Accumulated other comprehensive income (loss)	(48)	(189)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $1.8 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of December 31, 2021 and 2020, respectively:

		Outstanding
Common shares	Authorized	December 31, 2021	December 31, 2020	Voting Rights (1)	Economic Rights
Class A, par value $0.01 per share	500,000,000	66,699,872	63,131,007	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	3,206,580	4,457,958	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,128,617	10,983,145	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2021, Artisan’s employees held 5,135,864 restricted shares of Class A common stock and all 3,206,580 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2021, 2020 and 2019:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2021	2020	2019
Quarterly	Common Class A	$3.92	$2.79	$2.36
Special Annual	Common Class A	$0.31	$0.60	$1.03

The following table summarizes APAM’s stock transactions for the years ended December 31, 2021, 2020 and 2019:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2019	76,942,872	54,071,188	8,645,249	14,226,435
Holdings Common Unit Exchanges	—	1,499,655	(841,885)	(657,770)
Restricted Share Award Grants	959,000	959,000	—	—
Restricted Share Award Net Share Settlement	(82,729)	(82,729)	—	—
Employee/Partner Terminations	(17,289)	(17,289)	—	—
Balance at December 31, 2019	77,801,854	56,429,825	7,803,364	13,568,665
2020 Follow-On Offering	—	1,802,326	(1,777,326)	(25,000)
Holdings Common Unit Exchanges	—	4,128,600	(1,535,275)	(2,593,325)
Delivery of Shares Underlying RSUs	24,233	24,233	—	—
Restricted Share Award Grants	916,085	916,085	—	—
Restricted Share Award Net Share Settlement	(126,971)	(126,971)	—	—
Employee/Partner Terminations	(43,091)	(43,091)	(32,805)	32,805
Balance at December 31, 2020	78,572,110	63,131,007	4,457,958	10,983,145
2021 Follow-On Offering	—	963,614	(638,614)	(325,000)
Holdings Common Unit Exchanges	—	2,142,292	(612,764)	(1,529,528)
Delivery of Shares Underlying RSUs	1,074	1,074	—	—
Restricted Share Award Grants	740,249	740,249	—	—
Restricted Share Award Net Share Settlement	(177,960)	(177,960)	—	—
Employee/Partner Terminations	(100,404)	(100,404)	—	—
Balance at December 31, 2021	79,035,069	66,699,872	3,206,580	9,128,617
(1) There were 327,713, 304,570, and 297,891 restricted stock units outstanding at December 31, 2021, 2020, and 2019, respectively. In addition, there were 135,230 and 60,000 performance share units outstanding at December 31, 2021 and 2020, respectively. Based on the current status of the market and performance conditions, the 135,230 unvested performance share units would ultimately result in the issuance of 135,233 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Holdings Partnership Distributions to Limited Partners	$93,189	$85,805	$94,842
Holdings Partnership Distributions to APAM	400,191	270,044	226,245
Total Holdings Partnership Distributions	$493,380	$355,849	$321,087
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Management fees
Artisan Funds	$712,952	$503,642	$452,504
Artisan Global Funds	48,498	33,531	32,332
Separate accounts and other(1)	452,474	347,729	309,502
Performance fees
Separate accounts and other(1)	13,312	14,650	4,614
Artisan Global Funds	—	15	—
Total revenues(2)	$1,227,236	$899,567	$798,952
(1) Separate accounts and other revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 17, “Related Party Transactions”.

The following table presents the balances of receivables related to contracts with customers:

Customer	December 31, 2021	December 31, 2020
Artisan Funds	$5,874	$5,227
Artisan Global Funds	5,433	4,473
Separate accounts and other	98,568	87,971
Total receivables from contracts with customers	$109,875	$97,671
Non-customer receivables	5,975	2,217
Accounts receivable	$115,850	$99,888
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
Artisan had no other contract assets or liabilities from contracts with customers as of December 31, 2021 and 2020.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Years Ended December 31,
	2021	2020	2019
Salaries, incentive compensation and benefits (1)	$516,931	$399,325	$358,339
Long-term cash incentive compensation expense	6,887	—	—
Restricted share-based award compensation expense	39,236	36,493	42,117
Long-term incentive compensation expense	46,123	36,493	42,117
Total compensation and benefits	$563,054	$435,818	$400,456
(1) Excluding long-term incentive compensation expense.

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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 3,881,524 shares of Class A common stock were reserved and available for issuance under the Plan as of December 31, 2021. During the year ended December 31, 2021, Artisan granted 740,249 restricted stock awards, 1,306 restricted stock units, and 75,230 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2021 grant is expected to be approximately $44.1 million.

The following tables summarize the restricted share-based award activity for the years ended December 31, 2021, 2020 and 2019:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2019	$38.04	4,678,457
Granted	22.92	963,000
Forfeited	34.61	(17,289)
Vested	39.21	(618,746)
Unvested at January 1, 2020	$35.00	5,005,422
Granted	33.80	919,455
Forfeited	30.92	(43,091)
Vested	32.59	(588,144)
Unvested at January 1, 2021	$35.09	5,293,642
Granted	52.93	741,555
Forfeited	29.99	(101,001)
Vested	31.51	(688,802)
Unvested at December 31, 2021	$38.18	5,245,394

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2020	$—	—
Granted	52.45	60,000
Forfeited	—	—
Vested	—	—
Unvested at January 1, 2021	$52.45	60,000
Granted	68.58	75,230
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2021	$61.42	135,230
Based on the current status of the market and performance conditions, the 135,230 unvested performance share units would ultimately result in the issuance of 135,233 shares of Class A common stock if all other vesting conditions were met.
The aggregate vesting date fair value of awards that vested during the years ended December 31, 2021, 2020 and 2019 was approximately $35.8 million, $21.0 million, and $15.9 million, respectively. The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of December 31, 2021 was $76.5 million with a weighted average recognition period of 3.3 years remaining. The unrecognized compensation expense for the unvested performance share units as of December 31, 2021 was $5.2 million with a weighted average recognition period of 2.8 years remaining.
During the years ended December 31, 2021 and 2020, the Company withheld a total of 177,960 and 126,971 restricted shares, respectively, and paid $9.2 million and $4.5 million, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

Long-term cash awards (franchise capital awards)
During the year ended December 31, 2021, Artisan granted $35.0 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
The company hedges its economic exposure to the change in value of these awards due to market movements by investing the cash reserved for the awards in the underlying investments. The franchise capital award liability and the underlying investment holdings are marked to market each quarter. The change in value of the award liability is recognized as a compensation expense on a straight-line basis over the required service period. The change in value of the underlying investment holdings is recognized in non-operating income (expense) in the period of change. While there is a timing difference between the recognition of the compensation expense and the offsetting investment gain or loss, the compensation expense and investment income will net to zero at the end of the multi-year vesting period for all awards that ultimately vest. The change in value of the investments had the following impact on the Consolidated Statements of Operations:

		For the Years Ended December 31,
Statement of Operations Section	Statement of Operations Line Item	2021	2020	2019
Operating expenses	Compensation and benefits	$520	$—	$—
Non-operating income (expense)	Other net investment gain (loss)	2,717	—	—
The franchise capital award liability was $6.9 million as of December 31, 2021 and is included in accrued incentive compensation in the Consolidated Statements of Financial Condition.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
Current:	2021	2020	2019
Federal	$53,131	$24,116	$13,609
State and local	14,990	8,174	6,315
Foreign	523	515	529
Total	68,644	32,805	20,453
Deferred:
Federal	32,655	27,110	22,310
State and local	5,727	880	(14,954)
Total	38,382	27,990	7,356
Income tax expense	$107,026	$60,795	$27,809

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax effect	3.5	3.1	2.8
Excess tax benefits on share-based compensation	(1.4)	(1.1)	(0.7)
Rate benefit from the flow through entity	(4.1)	(5.5)	(6.7)
Change in state tax rate	—	(1.1)	(6.8)
Unrecognized tax benefits	—	0.2	0.6
Other	0.4	(0.1)	0.1
Effective tax rate	19.4%	16.5%	10.3%
The effective tax rate includes a rate benefit attributable to the fact that, for the years ended December 31, 2021, 2020 and 2019, approximately 19%, 24% and 31%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards. The effective tax rate was also reduced in the years ended December 31, 2020, and 2019 due to the remeasurement of existing deferred tax assets resulting from an increase in Artisan's state deferred income tax rates.
In connection with the IPO, APAM entered into two tax receivable agreements (“TRAs”). The first TRA, generally provides for the payment by APAM to a private equity fund (the “Pre-H&F Corp Merger Shareholder”) or its assignees of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) the tax attributes of the preferred units APAM acquired in the merger of a wholly-owned subsidiary of the Pre-H&F Corp Merger Shareholder into APAM in March 2013 and (ii) tax benefits related to imputed interest.
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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2021 and 2020 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under Tax Receivable Agreements
December 31, 2019	$408,140	$375,324
2020 Follow-On Offering	21,424	18,211
2020 Holdings Common Unit Exchanges	48,474	41,203
Amortization	(34,686)	—
Payments under TRAs (1)	—	(26,943)
Change in estimate (2)	3,602	4,673
December 31, 2020	$446,954	$412,468
2021 Follow-On Offering	16,362	13,908
2021 Holdings Common Unit Exchanges	36,069	30,659
Amortization	(39,483)	—
Payments under TRAs (1)	—	(31,250)
Change in estimate	(9)	(358)
December 31, 2021	$459,893	$425,427
(1) Interest payments of $42 thousand and $60 thousand were paid in addition to these TRA payments for the years ended December 31, 2021 and 2020, respectively.
(2) Included in these totals are adjustments to the deferred tax assets for changes in the state deferred enacted tax rates of $3.7 million for the year ended December 31, 2020.

Net deferred tax assets comprise the following:

Deferred tax assets:	As of December 31, 2021	As of December 31, 2020
Amortizable basis (1)	$459,893	$446,954
Other (2)	38,009	35,107
Total deferred tax assets	497,902	482,061
Less: valuation allowance (3)	—	—
Net deferred tax assets	$497,902	$482,061
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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The change in the Company’s gross unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$1,085	$1,667	$—
Additions for tax positions of prior years	—	1,187	1,667
Reductions for tax positions of prior years	—	(613)	—
Tax positions related to the current year	—	216	—
Settlements with taxing authorities	—	(1,372)	—
Expirations of statute of limitations	—	—	—
Balance at end of year	$1,085	$1,085	$1,667
If recognized, $1.0 million and $0.7 million of the benefits recorded as of December 31, 2021 and 2020, respectively, would favorably impact the effective tax rate in future periods. The total amount of unrecognized tax benefits is currently not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.2 million as of December 31, 2021 and 2020, and is excluded from the unrecognized tax benefits total above. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company's Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2021, U.S. federal income tax returns filed for the years 2018 through 2020 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2017 to 2020.

Note 12. Earnings Per Share
The computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
Basic and Diluted Earnings Per Share	2021	2020	2019
Numerator:
Net income attributable to APAM	$336,516	$212,617	$156,536
Less: Allocation to participating securities	31,430	23,268	21,154
Net income available to common stockholders	$305,086	$189,349	$135,382
Denominator:
Basic weighted average shares outstanding	59,866,790	55,633,529	51,127,929
Dilutive effect of nonparticipating equity awards	14,249	4,393	—
Diluted weighted average shares outstanding	59,881,039	55,637,922	51,127,929
Earnings per share - Basic	$5.10	$3.40	$2.65
Earnings per share - Diluted	$5.09	$3.40	$2.65
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

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Years Ended December 31,
Anti-Dilutive Weighted Average Shares Outstanding	2021	2020	2019
Holdings limited partnership units	14,167,538	17,885,335	21,827,809
Unvested restricted share-based awards	5,410,221	5,313,466	5,026,357
Total	19,577,759	23,198,801	26,854,166
Note 13. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2021, 2020 and 2019 were $8.4 million, $7.8 million and $7.2 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.
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
Expense related to the Phantom Equity Plan for the years ended December 31, 2021, 2020 and 2019 was $1.6 million, $1.6 million and $0.9 million, respectively, and is included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2021 and 2020 for the plan was $1.5 million.
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

Note 15. Property and Equipment
The composition of property and equipment at December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Computers and equipment	$7,210	$6,768
Computer software	6,643	5,377
Furniture and fixtures	12,689	12,267
Leasehold improvements	52,623	49,038
Total Cost	$79,165	$73,450
Less: Accumulated depreciation	(43,852)	(37,576)
Property and equipment, net of accumulated depreciation	$35,313	$35,874
Depreciation expense totaled $6.8 million, $6.5 million and $6.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 16. Leases
Operating lease expense was as follows:

		For the Years Ended December 31,
Lease Type	Classification	2021	2020	2019
Parking leases	Compensation and benefits	$518	$520	$519
Office leases (1)	Occupancy	14,463	14,991	15,931
Variable lease cost (2)	Occupancy	110	135	118
Short-term lease cost (2)	Occupancy	455	343	369
Sublease income	Occupancy	(267)	(429)	(286)
Office equipment leases	Communication and technology	247	281	305
Total operating lease expense		$15,526	$15,841	$16,956
(1) Office lease expense includes impairment charges of $0.9 million and $1.5 million for the years ended December 31, 2020 and 2019, respectfully, related to the abandonment of a leased office space.
(2) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
The table below presents the maturity of operating lease liabilities:

As of December 31, 2021
2022	$16,310
2023	16,028
2024	15,114
2025	14,994
2026	14,260
Thereafter	43,091
Total undiscounted lease payments (1)	119,797
Adjustment to discount to present value	(19,494)
Operating lease liabilities	$100,303
(1) Total undiscounted lease payments excludes $19.1 million of operating lease payments associated with leases that have been signed but have not yet commenced as of December 31, 2021. Leases that have been signed but have not yet commenced are also excluded from operating lease assets and operating lease liabilities within the Consolidated Statements of Financial Condition.

As of December 31, 2021, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Weighted average discount rate	4.4%	4.6%	4.7%
Weighted average remaining lease term	8.3 years	7.4 years	8.1 years
Operating cash flows for operating leases	16,821	16,546	14,183

Note 17. Related Party Transactions
Several of the current executive officers and directors of APAM, or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At December 31, 2021 and 2020, accounts receivables included $1.5 million and $2.0 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.60% to 1.05%. Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.88% to 1.50%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
Artisan Funds	2021	2020	2019
Investment advisory fees (Gross of expense reimbursements)	$713,595	$504,204	$452,895
Elimination of fees from consolidated investment products (1)	$(8)	$—	$—
Consolidated investment advisory fees (Gross of expense reimbursements)	$713,587	$504,204	$452,895

Expense reimbursements	$676	$562	$391
Elimination of expense reimbursements from consolidated investment products (1)	$(41)	$—	$—
Consolidated expense reimbursements	$635	$562	$391
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Global Funds	2021	2020	2019
Investment advisory fees (Gross of expense reimbursements)	$48,622	$33,786	$32,577
Elimination of fees from consolidated investment products (1)	(75)	(58)	(67)
Consolidated investment advisory fees (Gross of expense reimbursements)	$48,547	$33,728	$32,510

Expense reimbursements	$489	$515	$514
Elimination of expense reimbursements from consolidated investment products (1)	(440)	(333)	(336)
Consolidated expense reimbursements	$49	$182	$178
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Affiliate transactions - Artisan Private Funds
Pursuant to written agreements, Artisan serves as the investment manager and acts as the general partner for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee and for certain funds is entitled to receive either an allocation of profits or a performance-based fee. In addition, for a period of time following the formation of each private fund, Artisan has agreed to reimburse the fund to the extent that expenses, excluding Artisan’s management fee, performance fee and transaction related costs, exceed certain levels, which range from 0.10% to 1.00% per annum of the net assets of the fund. Artisan may also voluntarily waive fees or reimburse the funds for other expenses. The directors of Artisan Private Funds and the officers of the general partners of the Artisan Private Funds who are affiliated with Artisan receive no compensation from the funds.
Artisan and certain related parties, including employees, officers and members of the Company’s Board have invested in one or more of the Artisan Private Funds and currently do not pay a management fee, performance fee or incentive allocation.
Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Private Funds	2021	2020	2019
Investment advisory fees (Gross of expense reimbursements)	$14,519	$7,570	$3,253
Elimination of fees from consolidated investment products (1)	(1,246)	(1,084)	(369)
Consolidated investment advisory fees (Gross of expense reimbursements)	$13,273	$6,486	$2,884

Expense reimbursements	$281	$405	$219
Elimination of expense reimbursements from consolidated investment products (1)	(154)	(258)	(114)
Consolidated expense reimbursements	$127	$147	$105
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 18. Geographic Information
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. Revenues by geographic location based on client domicile for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
U.S.	$1,021,595	$748,327	$666,650
Non-U.S.	205,641	151,240	132,302
Total revenues	$1,227,236	$899,567	$798,952

The following table sets forth Artisan’s long-lived assets by geographic area, which consist of net property and equipment and operating lease assets:

	As of December 31,
	2021	2020
U.S.	$118,558	$111,171
Non-U.S.	5,397	4,007
Total long-lived assets	$123,955	$115,178

Note 19. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.

Note 20. Subsequent Events
Long-term incentive awards
During the first quarter of 2022, the board of directors of APAM approved the grant of long-term incentive awards with a grant date fair value of $86.8 million consisting of $38.2 million of restricted share-based awards and $48.6 million of long-term cash awards, to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan. The grant will be effective March 1, 2022. Compensation expense associated with these awards will be recognized on a straight-line basis over the requisite service period, which is generally three or five years. Expense for the cash awards will be variable based on the investment returns of the investment strategy to which the awards are allocated.
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 1, 2022, a distribution by Artisan Partners Holdings of $71.6 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective February 1, 2022, a quarterly dividend of $1.03 per share of Class A common stock and a special annual dividend of $0.72 per share of Class A common stock. Both APAM common stock dividends, a total of $1.75 per share, are payable on February 28, 2022 to stockholders of record as of February 14, 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth below) will be set forth in our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021 (the “Proxy Statement”), under the sections titled “Proposal No. 1: Election of Directors – Director Nominees,” “Board Composition and Structure – Committees of the Board” and is incorporated herein by reference.
Executive Officers
The information required by this Item 10 with respect to our executive officers is included at the end of Part I of this Form 10-K under the heading “Information about our Executive Officers.”
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

Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Proxy Statement, under the sections titled “Compensation Discussion and Analysis,” “Board Composition and Structure – Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 (other than the information set forth below) will be set forth in the Proxy Statement, under the section titled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
All of our equity compensation plans were approved by our sole stockholder prior to our IPO in March 2013. The following table sets forth the total shares of our Class A common stock authorized and issued (or to be issued) under our equity compensation plans as of December 31, 2021.

	As of December 31, 2021
	Issued (or to be issued upon settlement of RSUs or PSUs)(1)	Number of Securities remaining available for future issuance under equity compensation plans	Type of Equity Outstanding
2013 Omnibus Incentive Compensation Plan	10,416,017	3,881,524	Restricted Stock Awards Restricted Stock Units Performance Share Units
2013 Non-Employee Director Plan	246,544	753,456	Restricted Stock Units
(1) Excludes shares forfeited by grantees and available for future issuance.
The shares of Class A common stock underlying restricted stock units and performance share units awarded to employees under the 2013 Omnibus Incentive Compensation Plan will generally be issued and delivered promptly following the vesting of the awards.

As of December 31, 2021, there were 109,530 restricted stock units and 135,230 performance share units outstanding under the 2013 Omnibus Incentive Compensation Plan. The 135,230 performance share units would result in the issuance of 202,846 shares of Class A common stock if all vesting conditions are met.
The shares of Class A common stock underlying the restricted stock units awarded to our non-employee directors under the 2013 Non-Employee Director Plan will be issued and delivered upon the earlier to occur of (i) a change in control and (ii) the termination of the director’s service on the Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Proxy Statement, under the sections titled “Board Composition and Structure – Director Independence” and “Relationships and Related Party Transactions,” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Proxy Statement, under the section titled “Proposal 2: Ratification of the Appointment of PricewaterhouseCoopers LLP for the Fiscal Year Ending December 31, 2021,” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.	10-K	001-35826	2.1	February 25, 2016
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.	10-K	001-35826	3.1	February 25, 2016
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.	10-K	001-35826	3.2	February 25, 2016
4.1	Description of the Registrant's Securities	10-K	001-35826	4.1	February 18, 2020
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP	10-K	001-35826	10.1	February 25, 2016
10.2	Amended and Restated Resale and Registration Rights Agreement	10-K	001-35826	10.2	February 25, 2016
10.3	Exchange Agreement	10-K	001-35826	10.3	February 25, 2016
10.4	Tax Receivable Agreement (Merger)	10-K	001-35826	10.4	February 25, 2016
10.5	Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.5	February 25, 2016
10.6	Stockholders Agreement	10-K	001-35826	10.6	February 25, 2016
10.7	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.9	February 25, 2016
10.8	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (1)	10-K	001-35826	10.10	February 25, 2016
10.9	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement	10-K	001-35826	10.12	February 25, 2016
10.10	Form of Indemnification Agreement	10-K	001-35826	10.14	February 25, 2016
10.11	Form of Indemnification Priority Agreement	10-K	001-35826	10.15	February 25, 2016
10.12	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 25, 2016
10.13	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	10-K	001-35826	10.13	February 20, 2019
10.14	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	10-K	001-35826	10.14	February 20, 2019
10.15	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Restricted Share Award Agreement (1)	10-K	001-35826	10.15	February 20, 2019
10.16	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Career Share Award Agreement (1)	10-K	001-35826	10.16	February 20, 2019
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement	10-K	001-35826	10.17	February 20, 2019
10.18	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 18, 2020

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.19	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 26, 2021 (1)	10-K	001-35826	10.19	February 23, 2021
10.20	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 25, 2022 (1)					X
10.21	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting	10-K	001-35826	10.20	February 23, 2021
10.22	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (PMs and Founders)					X
10.23	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (Non-PM)					X
10.24	Form of Unit Purchase Agreement	10-K	001-35826	10.22	February 25, 2016
10.25	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.					X
10.26	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	August 18, 2017
10.27	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent	8-K	001-35826	10.2	August 18, 2017
10.28	Note Purchase Agreement, dated August 16, 2012, as amended September 15, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	10-Q	001-35826	10.3	November 1, 2017
10.29	Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	June 6, 2019
10.30	Note Purchase Agreement, dated as of December 7, 2021, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	December 7, 2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2021 and 2020; (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2021, 2020 and 2019
X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X
(1) Indicates a management contract or compensatory plan or arrangement.
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

Dated: February 22, 2022

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February, 2022.

Signature	Title
/s/ Jennifer Barbetta	Director
Jennifer A. Barbetta
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Chair of the Board
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Saloni S. Multani	Director
Saloni S. Multani
/s/ Andrew A. Ziegler	Director
Andrew A. Ziegler