Form 10-Q
period 2022-03-31
Artisan Partners Asset Management Inc.
filed 2022-04-28
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 26, 2022 were 67,398,678, 3,111,745 and 9,126,617, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation, the long-term impact of the COVID-19 pandemic and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022, as such factors may be updated from time to time. Our periodic and current reports are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
i

Forward-looking statements include, but are not limited to, statements about:
•our anticipated future results of operations;
•our potential operating performance and efficiency, including our ability to operate under different and unique circumstances;
•our expectations with respect to future business initiatives;
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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$187,511	$189,226
Accounts receivable	122,494	115,850
Investment securities	105,675	47,878
Property and equipment, net	37,620	35,313
Deferred tax assets	490,244	497,902
Restricted cash	629	629
Prepaid expenses and other assets	17,143	20,282
Operating lease assets	101,004	88,642
Assets of consolidated investment products
Cash and cash equivalents	15,530	10,916
Accounts receivable and other	2,286	6,408
Investment assets, at fair value	177,090	195,001
Total assets	$1,257,226	$1,208,047

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$29,848	$28,992
Accrued incentive compensation	97,200	7,521
Borrowings	199,511	199,444
Operating lease liabilities	112,934	100,303
Amounts payable under tax receivable agreements	425,867	425,427
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	11,545	20,185
Investment liabilities, at fair value	21,308	19,179
Total liabilities	898,213	801,051
Commitments and contingencies
Redeemable noncontrolling interests	107,139	111,035
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 67,398,678 and 66,699,872 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	674	667
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 3,111,745 and 3,206,580 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	31	32
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,126,617 and 9,128,617 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	91	91
Additional paid-in capital	146,002	141,835
Retained earnings	82,768	134,889
Accumulated other comprehensive income (loss)	(1,782)	(1,310)
Total Artisan Partners Asset Management Inc. stockholders’ equity	227,784	276,204
Noncontrolling interests - Artisan Partners Holdings	24,090	19,757
Total stockholders’ equity	$251,874	$295,961
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,257,226	$1,208,047

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Management fees	$281,406	$283,965
Performance fees	192	6,712
Total revenues	$281,598	$290,677
Operating Expenses
Compensation and benefits	139,932	139,465
Distribution, servicing and marketing	7,061	7,580
Occupancy	6,582	5,192
Communication and technology	11,758	9,856
General and administrative	9,274	6,775
Total operating expenses	174,607	168,868
Total operating income	106,991	121,809
Non-operating income (expense)
Interest expense	(2,686)	(2,685)
Net gain (loss) on the tax receivable agreements	482	—
Net investment gain (loss) of consolidated investment products	1,188	6,916
Other net investment gain (loss)	(4,752)	196
Total non-operating income (expense)	(5,768)	4,427
Income before income taxes	101,223	126,236
Provision for income taxes	18,786	21,618
Net income before noncontrolling interests	82,437	104,618
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	15,615	23,641
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	1,389	3,699
Net income attributable to Artisan Partners Asset Management Inc.	$65,433	$77,278

Basic earnings per share	$0.90	$1.19
Diluted earnings per share	$0.90	$1.19
Basic weighted average number of common shares outstanding	62,039,038	58,758,284
Diluted weighted average number of common shares outstanding	62,070,360	58,773,269
Dividends declared per Class A common share	$1.75	$1.28

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net income before noncontrolling interests	$82,437	$104,618
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(553)	173
Total other comprehensive income (loss)	(553)	173
Comprehensive income	81,884	104,791
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	15,533	23,691
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	1,389	3,699
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$64,962	$77,401

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended March 31, 2022	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2022	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035
Net income	—	—	—	—	65,433	—	15,615	81,048	1,389
Other comprehensive income - foreign currency translation	—	—	—	—	—	(468)	(85)	(553)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	373	—	(4)	(369)	—	—
Amortization of equity-based compensation	—	—	—	9,775	—	—	1,564	11,339	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	264	—	—	—	264	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	8	—	—	(8)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(6,236)	(25)	—	(1,157)	(7,420)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	3,989
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(9,274)
Distributions	—	—	—	—	—	—	(11,168)	(11,168)	—
Dividends	—	—	—	—	(117,529)	—	(67)	(117,596)	—
Balance at March 31, 2022	$674	$31	$91	$146,002	$82,768	$(1,782)	$24,090	$251,874	$107,139

Three months ended March 31, 2021	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2021	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	77,278	—	23,641	100,919	3,699
Other comprehensive income - foreign currency translation	—	—	—	—	—	136	37	173	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	1,254	—	(13)	(1,241)	—	—
Amortization of equity-based compensation	—	—	—	8,907	—	—	1,893	10,800	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,444	—	—	—	3,444	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,658	—	—	—	46,668	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(6,319)	—	—	(1,546)	(7,866)	—
Exchange of subsidiary equity	1	—	(1)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	48,197
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(20,734)
Distributions	—	—	—	—	—	—	(11,873)	(11,873)	—
Dividends	—	—	—	—	(81,262)	—	(42)	(81,304)	—
Balance at March 31, 2021	$648	$38	$106	$114,757	$68,960	$(868)	$21,434	$205,075	$124,915

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income before noncontrolling interests	$82,437	$104,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,710	1,554
Deferred income taxes	8,846	9,777
Noncash lease expense	(150)	(272)
Net investment (gain) loss on nonconsolidated investment securities	4,599	(372)
Net (gain) loss on the tax receivable agreements	(482)	—
Amortization of debt issuance costs	118	118
Share-based compensation	11,339	10,800
Net investment (gain) loss of consolidated investment products	(1,188)	(6,916)
Purchase of investments by consolidated investment products	(37,902)	(90,733)
Proceeds from sale of investments by consolidated investment products	34,765	37,395
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(6,644)	(15,151)
Prepaid expenses and other assets	2,871	(8,948)
Accounts payable and accrued expenses	90,574	89,328
Net change in operating assets and liabilities of consolidated investment products	604	61,578
Net cash provided by operating activities	191,497	192,776
Cash flows from investing activities
Acquisition of property and equipment	(1,084)	(408)
Leasehold improvements	(2,893)	(1,314)
Proceeds from sale of investment securities	3,972	12,813
Purchase of investment securities	(56,398)	(33,820)
Net cash used in investing activities	(56,403)	(22,729)
Cash flows from financing activities
Partnership distributions	(11,168)	(11,873)
Dividends paid	(117,596)	(81,304)
Net proceeds from issuance of common stock	—	46,928
Payment of costs directly associated with the issuance of Class A common stock	—	(102)
Purchase of equity and subsidiary equity	—	(46,928)
Taxes paid related to employee net share settlement	(7,420)	(7,866)
Capital contributions to consolidated investment products, net	3,989	48,197
Net cash used in financing activities	(132,195)	(52,948)
Net increase in cash, cash equivalents, and restricted cash	2,899	117,099
Net cash impact of deconsolidation of CIPs	—	(34,823)
Cash, cash equivalents and restricted cash
Beginning of period	200,771	199,450
End of period	$203,670	$281,726
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$187,511	$215,752
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	15,530	65,345
Cash, cash equivalents and restricted cash	$203,670	$281,726
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$1,195	$19,246
Establishment of amounts payable under tax receivable agreements	440	15,802
Increase in investment securities due to deconsolidation of CIPs	9,970	11,200
Operating lease assets obtained in exchange for operating lease liabilities	15,874	2,434

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except share and per share amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management Inc. (“APAM”), through its subsidiaries, is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company.”
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
Organization
On March 12, 2013, APAM completed its initial public offering (the “IPO”). APAM was formed for the purpose of becoming the general partner of Artisan Partners Holdings LP (“Artisan Partners Holdings” or “Holdings”) in connection with the IPO. Holdings is a holding company for the investment management business conducted under the name “Artisan Partners.” The reorganization (“IPO Reorganization”) established the necessary corporate structure to complete the IPO while at the same time preserving the ability of the firm to conduct operations through Holdings and its subsidiaries.
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2022, APAM held approximately 85% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of March 31, 2022, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
None.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, Variable Interest Entities and Consolidated Investment Products.”

	As of March 31, 2022	As of December 31, 2021
Investments in equity securities	$95,557	$37,179
Investments in equity securities accounted for under the equity method	10,118	10,699
Total investment securities	$105,675	$47,878
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of March 31, 2022, $74.0 million of Artisan's investment securities were related to funded long-term incentive compensation plans. Unrealized gains (losses) related to investment securities held at the end of the periods indicated below were as follows:

	For the Three Months Ended March 31,
	2022	2021
Unrealized gain (loss) on investment securities held at the end of the period	$(3,928)	$19

Other net investment gain (loss) is presented within the non-operating income (expense) section of the Consolidated Statements of Operations. The components of other net investment gain (loss) are as follows:

	For the Three Months Ended March 31,
	2022	2021
Net investment gain (loss) on seed investments	$(1,638)	$477
Net investment gain (loss) on franchise capital investments	$(2,961)	$(105)
Other	$(153)	$(176)
Other net investment gain (loss)	$(4,752)	$196

Note 4. Fair Value Measurements
The table below presents information about Artisan’s assets and liabilities that are measured at fair value and the valuation techniques Artisan utilized to determine such fair value. The financial instruments held by consolidated investment products are excluded from the table below and are presented in Note 6, Variable Interest Entities and Consolidated Investment Products.”
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2022 and December 31, 2021:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
March 31, 2022
Assets
Money market funds	$37,862	$—	$37,862	$—	$—
Equity securities	105,675	9,533	96,142	—	—

December 31, 2021
Assets
Money market funds	$37,861	$—	$37,861	$—	$—
Equity securities	47,878	9,975	37,903	—	—
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
Artisan’s borrowings consist of the following as of March 31, 2022 and December 31, 2021:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $202.8 million as of March 31, 2022. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, Fair Value Measurements.”
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
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.6 million for the three months ended March 31, 2022 and 2021.
As of March 31, 2022, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2022	$90,000
2023	—
2024	—
2025	60,000
2026	—
Thereafter	50,000
Total	$200,000

Note 6. Variable Interest Entities and Consolidated Investment Products
Artisan serves as the investment adviser for various types of investment products, consisting of both VIEs and VOEs. Artisan consolidates an investment product if it has a controlling financial interest in the entity. See Note 2, ”Summary of Significant Accounting Policies.” Any such entities are collectively referred to herein as consolidated investment products or CIPs.
As of March 31, 2022, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $54.9 million.
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
During the three months ended March 31, 2022, the Company determined that it no longer had a controlling financial interest in one series fund of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statements of operations for the three months ended March 31, 2022. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $10.0 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of March 31, 2022, Artisan held direct equity investments of $10.1 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2022 and December 31, 2021:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2022
Assets
Money market funds	$12,499	$12,499	$—	$—
Equity securities - long position	33,672	31,581	2,091	—
Fixed income instruments - long position	143,105	—	138,168	4,937
Derivative assets	313	59	254	—

Liabilities
Equity securities - short position	$3,633	$3,633	$—	$—
Fixed income instruments - short position	17,542	—	17,542	—
Derivative liabilities	133	—	133	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market funds	$7,908	$7,908	$—	$—
Equity securities - long position	33,583	31,838	1,745	—
Fixed income instruments - long position	161,177	—	156,240	4,937
Derivative assets	241	—	241	—

Liabilities
Equity securities - short position	$3,427	$3,427	$—	$—
Fixed income instruments - short position	$15,570	$—	$15,570	$—
Derivative liabilities	182	4	178	—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of March 31, 2022	As of December 31, 2021
Net CIP assets included in the table above	$168,281	$183,730
Net CIP assets/(liabilities) not included in the table above	(6,228)	(10,769)
Total Net CIP assets	162,053	172,961
Less: redeemable noncontrolling interests	107,139	111,035
Artisan’s direct equity investment in CIPs	$54,914	$61,926
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2022, APAM held approximately 85% of the equity ownership interests in Holdings.
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the “Holdings Common Unit Exchanges”). The Holdings Common Unit Exchanges increase APAM’s equity ownership interest in Holdings and result in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 11, Income Taxes and Related Payments.”
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2022, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2021	66,699,872	12,335,197	79,035,069	84%
Holdings Common Unit Exchanges (1)	96,835	(96,835)	—	—%
Issuance of APAM Restricted Shares	787,372	—	787,372	1%
Delivery of Shares Underlying RSUs (1)	1,060	—	1,060	—%
Restricted Share Award Net Share Settlement (1)	(185,243)	—	(185,243)	—%
Forfeitures from Employee Terminations (1)	(1,218)	—	(1,218)	—%
Balance at March 31, 2022	67,398,678	12,238,362	79,637,040	85%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Three Months Ended March 31,
	2022	2021
Additional paid-in capital	$373	$1,254
Noncontrolling interests - Artisan Partners Holdings	(369)	(1,241)
Accumulated other comprehensive income (loss)	(4)	(13)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of March 31, 2022 and December 31, 2021, respectively:

		Outstanding
	Authorized	As of March 31, 2022	As of December 31, 2021	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	67,398,678	66,699,872	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	3,111,745	3,206,580	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,126,617	9,128,617	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2022, Artisan’s employees held 5,342,528 restricted shares of Class A common stock and all 3,111,745 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2022 and 2021:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2022	2021
Quarterly	Class A Common	$1.03	$0.97
Special Annual	Class A Common	$0.72	$0.31

The following table summarizes APAM’s stock transactions for the three months ended March 31, 2022:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2021	79,035,069	66,699,872	3,206,580	9,128,617
Holdings Common Unit Exchanges	—	96,835	(94,835)	(2,000)
Restricted Share Award Grants	787,372	787,372	—	—
Restricted Share Award Net Share Settlement	(185,243)	(185,243)	—	—
Delivery of Shares Underlying RSUs	1,060	1,060	—	—
Employee/Partner Terminations	(1,218)	(1,218)	—	—
Balance at March 31, 2022	79,637,040	67,398,678	3,111,745	9,126,617

(1) There were 367,392 and 327,713 restricted stock units outstanding at March 31, 2022 and December 31, 2021, respectively. In addition, there were 231,170 and 135,230 performance share units outstanding at March 31, 2022 and December 31, 2021 respectively. Based on the current status of the market and performance conditions, the 231,170 unvested performance share units would ultimately result in the issuance of 309,143 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Holdings Partnership Distributions to Limited Partners	$11,168	$11,873
Holdings Partnership Distributions to APAM	60,391	48,546
Total Holdings Partnership Distributions	$71,559	$60,419
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Management fees
Artisan Funds	$163,586	$165,807
Artisan Global Funds	11,942	10,864
Separate accounts and other(1)	105,878	107,294
Performance fees
Separate accounts and other(1)	192	6,712
Total revenues (2)	$281,598	$290,677
(1) Separate accounts and other revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 15, Related Party Transactions.”

The following table presents the balances of receivables related to contracts with customers:

Customer	As of March 31, 2022	As of December 31, 2021
Artisan Funds	$5,295	$5,874
Artisan Global Funds	5,034	5,433
Separate accounts and other	93,708	98,568
Total receivables from contracts with customers	$104,037	$109,875
Non-customer receivables	18,457	5,975
Accounts receivable	$122,494	$115,850
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
Artisan had no other contract assets or liabilities from contracts with customers as of March 31, 2022 or December 31, 2021.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2022	2021
Salaries, incentive compensation and benefits (1)	$127,195	$128,364
Long-term cash incentive compensation expense	2,649	1,214
Restricted share-based award compensation expense	10,088	9,887
Long-term incentive compensation expense	12,737	11,101
Total compensation and benefits	$139,932	$139,465

(1) Excluding long-term incentive compensation expense

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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 2,950,129 shares of Class A common stock were reserved and available for issuance under the Plan as of March 31, 2022.
During the three months ended March 31, 2022, Artisan granted 787,372 restricted stock awards, 1,331 restricted stock units, and 95,940 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2022 grant is expected to be approximately $38.1 million.
The following tables summarize the restricted share-based award activity for the three months ended March 31, 2022:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2022	$38.18	5,245,394
Granted	41.86	788,703
Forfeited	45.67	(1,218)
Vested	34.91	(580,550)
Unvested at March 31, 2022	$39.06	5,452,329

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2022	$61.42	135,230
Granted	53.50	95,940
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2022	$58.13	231,170
Based on the current status of the market and performance conditions, the 231,170 unvested performance share units would ultimately result in the issuance of 309,143 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of March 31, 2022 was $100.3 million with a weighted average recognition period of 4.3 years remaining. The unrecognized compensation expense for the unvested performance share units as of March 31, 2022 was $9.5 million with a weighted average recognition period of 3.5 years remaining.
During the three months ended March 31, 2022, the Company withheld a total of 185,243 restricted shares and paid a total of $7.4 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the three months ended March 31, 2022, Artisan granted $48.6 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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
The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended March 31,
Statement of Operations Section	Statement of Operations Line Item	2022	2021
Operating expenses	Compensation and benefits	$(707)	$(3)
Non-operating income (expense)	Other net investment gain (loss)	(2,961)	(105)
The franchise capital award liability was $5.3 million and $6.9 million as of March 31, 2022 and December 31, 2021, respectively, and is included in accrued incentive compensation in the unaudited consolidated statements of financial condition.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2022, approximately 17% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards.

APAM’s effective tax rate was 18.6% and 17.1% for the three months ended March 31, 2022 and 2021, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2022	2021
Current:
Federal	$7,871	$9,032
State and local	1,929	2,647
Foreign	140	162
Total	9,940	11,841
Deferred:
Federal	7,532	8,312
State and local	1,314	1,465
Total	8,846	9,777
Income tax expense (benefit)	$18,786	$21,618
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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2022 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2021	$459,893	$425,427
2022 Holdings Common Unit Exchanges	1,085	922
Amortization	(10,576)	—
Change in estimate	7	(482)
March 31, 2022	$450,409	$425,867
Net deferred tax assets comprise the following:

	As of March 31, 2022	As of December 31, 2021
Deferred tax assets:
Amortizable basis (1)	$450,409	$459,893
Other (2)	39,835	38,009
Total deferred tax assets	490,244	497,902
Less: valuation allowance (3)	—	—
Net deferred tax assets	$490,244	$497,902

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $0.2 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $24 thousand and $238 thousand as of March 31, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2022, U.S. federal income tax returns filed for the years 2018 through 2020 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2017 to 2020.

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

The computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2022	2021
Numerator:
Net income attributable to APAM	$65,433	$77,278
Less: Allocation to participating securities	9,431	7,139
Net income available to common stockholders	$56,002	$70,139
Denominator:
Basic weighted average shares outstanding	62,039,038	58,758,284
Dilutive effect of nonparticipating share-based awards	31,322	14,985
Diluted weighted average shares outstanding	62,070,360	58,773,269
Earnings per share - Basic	$0.90	$1.19
Earnings per share - Diluted	$0.90	$1.19
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

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2022	2021
Holdings limited partnership units	12,290,007	15,068,264
Unvested restricted share-based awards	5,317,845	5,333,755
Total	17,607,852	20,402,019
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

Note 14. Leases
Operating lease expense was as follows:

		For the Three Months Ended March 31,
Lease Type	Classification	2022	2021
Parking leases	Compensation and benefits	$131	$127
Office leases	Occupancy	4,597	3,546
Variable lease cost (1)	Occupancy	42	(78)
Short-term lease cost (1)	Occupancy	178	81
Sublease income	Occupancy	(100)	—
Office equipment leases	Communication and technology	38	67
Total operating lease expense		$4,886	$3,743
(1) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
The table below presents the maturity of operating lease liabilities:

As of March 31, 2022
2022 (excluding the three months ended March 31, 2022)	$11,865
2023	17,077
2024	16,491
2025	16,378
2026	15,651
Thereafter	58,413
Total undiscounted lease payments (1)	$135,875
Adjustment to discount to present value	(22,941)
Operating lease liabilities	$112,934
(1) Total undiscounted lease payments excludes $13.2 million of operating lease payments associated with leases that have been signed but have not yet commenced as of March 31, 2022. Leases that have been signed but have not yet commenced are also excluded from operating lease assets and operating lease liabilities within the unaudited condensed consolidated statements of financial condition.

As of March 31, 2022, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Three Months Ended March 31,
	2022	2021
Weighted average discount rate	4.2%	4.6%
Weighted average remaining lease term	9.2 years	6.7 years
Operating cash flows for operating leases	$4,432	$4,149

Note 15. Related Party Transactions
Several of the current executive officers and directors of APAM or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At March 31, 2022 and December 31, 2021, accounts receivable included $17.6 million and $1.5 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.600% to 1.05%. Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.88% to 1.45%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
Artisan Funds	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$163,918	$165,966
Expense reimbursements	$332	$159
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Global Funds	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$11,977	$10,887
Elimination of fees from consolidated investment products(1)	(19)	(18)
Consolidated investment advisory fees (Gross of expense reimbursements)	$11,958	$10,869

Expense reimbursements	$113	$88
Elimination of expense reimbursements from consolidated investment products (1)	(97)	(83)
Consolidated expense reimbursements	$16	$5

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

Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Private Funds	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$4,215	$2,385
Elimination of fees from consolidated investment products (1)	(137)	(111)
Consolidated investment advisory fees (Gross of expense reimbursements)	$4,078	$2,274

Expense reimbursements	$70	$79
Elimination of expense reimbursements from consolidated investment products (1)	(40)	(40)
Consolidated expense reimbursements	$30	$39

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective April 26, 2022, a distribution by Artisan Partners Holdings of $37.7 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective April 26, 2022, a quarterly dividend of $0.76 per share of Class A common stock. The APAM dividend is payable on May 31, 2022, to stockholders of record as of May 17, 2022.
TRA Payments
On April 18, 2022 the Company made a payment of $25.1 million under the tax receivable agreements representing a portion of the Company's estimated total 2022 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in growing asset classes to sophisticated clients around the world. As of March 31, 2022, our 10 autonomous investment teams managed a total of 23 investment strategies across multiple asset classes and investment styles. Our 24th investment strategy, the Emerging Markets Debt Opportunities strategy managed by EMsights Capital Group, was launched in April 2022.
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
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2022, approximately 77% of our assets under management were managed for clients and investors domiciled in the U.S. and 23% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business highlights for the quarter included:
•Our U.S. Value team launched its third strategy, the Value Income strategy, in March 2022.
•Our newest autonomous investment team, the EMsights Capital Group, launched its first strategy—the Global Unconstrained strategy—in March 2022.

Financial highlights for the quarter included:
•During the three months ended March 31, 2022, our assets under management declined to $159.6 billion, a decrease of $15.2 billion, or 9%, compared to $174.8 billion at December 31, 2021, as a result of $15.8 billion of negative investment returns, partially offset by $0.7 billion of net client cash inflows.
•Average assets under management for the three months ended March 31, 2022 were $162.2 billion, a less than 1% decrease from the average of $162.9 billion for the three months ended March 31, 2021. Average assets under management for the three months ended March 31, 2022, decreased 8% from the average of $175.9 billion for the three months ended December 31, 2021.
•We earned $281.6 million in revenue for the three months ended March 31, 2022, a decrease of 3% from revenues of $290.7 million for the three months ended March 31, 2021. Performance fees of $0.2 million were recognized in the three months ended March 31, 2022, compared to $6.7 million in the three months ended March 31, 2021.
•Our GAAP operating margin was 38.0% for the three months ended March 31, 2022, compared to 41.9% for the three months ended March 31, 2021. Adjusted operating margin was 37.7% for the three months ended March 31, 2022, compared to 41.9% for the three months ended March 31, 2021.
•We generated $0.90 of earnings per basic and diluted share and $0.98 of adjusted EPS.
•We declared and distributed dividends of $1.75 per share of Class A common stock during the three months ended March 31, 2022.
•We declared, effective April 26, 2022, a quarterly dividend with respect to the three months ended March 31, 2022, of $0.76 per share of Class A common stock.

Russia Invasion of Ukraine
Russia’s military invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries (including the imposition of broad-ranging economic sanctions on Russia, certain Russian individuals and corporations, and on other countries that provide military or economic support to Russia), and the potential for wider conflict has increased volatility and uncertainty in global financial markets and adversely affected regional and global economies. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by those subject to sanctions, including cyber attacks) are impossible to predict, but could result in significant market disruptions, including in certain industries or sectors, and may negatively affect global supply chains, inflation and global growth.
The direct impact of Russia’s invasion of Ukraine on our business is immaterial because we do not have any operations in Russia and only minimal exposure to Russian securities within our investment strategies. However, increased volatility and uncertainty in global financial markets and economies as a result of the invasion and other economic factors has impacted the value of our assets under management. Because the revenue we earn is based on the value of our assets under management, fluctuations in our AUM will result in corresponding fluctuations in our revenues and earnings. We expect volatility and uncertainty in global financial markets, and corresponding fluctuations in the value of AUM to continue as Russia persists in its military actions.
COVID-19 Pandemic
The COVID-19 pandemic continues to impact the manner in which we operate, as the majority of our associates now maintain a hybrid schedule and, as of the date of this filing, the amount of business travel remains below pre-pandemic levels. We believe we continue to operate well under these changing circumstances. We are benefiting from the flexible and highly mobile operating environment we have built over 25 years. However, we do not know what, if any, longer-term impact the current operating environment will have on our business and results. Given the continued uncertainty surrounding the COVID-19 pandemic, it is difficult to predict whether further changes to associates' work arrangements will be needed and how long reduced business travel will last. We expect most operating costs to return to pre-COVID-19 levels in the near term when our associates fully resume business travel.
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
As the COVID-19 pandemic continues to evolve, it is not possible to predict the full extent to which the pandemic may impact our business, financial results and operations. These impacts, the onset of which may be delayed, will continue to depend on numerous developing factors that remain uncertain and subject to change.
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
Limited partners of Holdings, some of whom are employees, held approximately 15% of the equity interests in Holdings as of March 31, 2022. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the three months ended March 31, 2022, certain limited partners of Holdings exchanged 96,835 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 96,835 shares of Class A common stock. In connection with the exchanges, APAM received 96,835 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 84% at December 31, 2021 to 85% at March 31, 2022, as a result of these transactions and other equity transactions during the period.

Financial Overview
Economic Environment
Global equity and debt market conditions materially affect our financial performance. The following table presents the total returns of relevant market indices for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
S&P 500 total returns	(4.6)%	6.2%
MSCI All Country World total returns	(5.4)%	4.6%
MSCI EAFE total returns	(5.9)%	3.5%
Russell Midcap® total returns	(5.7)%	8.1%
MSCI Emerging Markets Index	(7.0)%	2.3%
ICE BofA U.S. High Yield Master II Total Return Index	(4.5)%	0.9%
Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2022		2021
	(unaudited; dollars in millions)
Assets under management at period end	$159,621		$162,883
Average assets under management (1)	$162,155		$162,907
Net client cash flows (2)	$699		$1,403
Total revenues	$281.6		$290.7
Weighted average management fee (3)	70.4	bps	70.8	bps
Operating margin	38.0%		41.9%
Adjusted operating margin (4)	37.7%		41.9%

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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended March 31,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Beginning assets under management	$174,754	$157,776	$16,978	10.8%
Gross client cash inflows	8,881	10,107	(1,226)	(12.1)%
Gross client cash outflows	(8,182)	(8,704)	522	6.0%
Net client cash flows	699	1,403	(704)	(50.2)%
Artisan Funds' distributions not reinvested (1)	(44)	(37)	(7)	(18.9)%
Investment returns and other (2)	(15,788)	3,741	(19,529)	(522.0)%
Ending assets under management	$159,621	$162,883	$(3,262)	(2.0)%
Average assets under management	$162,155	$162,907	$(752)	(0.5)%

(1) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(2) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During the quarter, our AUM declined by $15.2 billion due to $15.8 billion of negative investment returns, partially offset by $0.7 billion of net client cash inflows. For the quarter, 15 of our 23 investment strategies had net inflows totaling $2.3 billion, which were partially offset by $1.6 billion of net outflows from the remaining strategies.
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
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2022. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 11% of our assets under management at March 31, 2022, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM (2)	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$23,468	1.60%	18.42%	16.42%	14.44%	12.00%	549
MSCI All Country World Index			7.28%	13.74%	11.64%	9.99%	6.51%
Global Discovery Strategy	9/1/2017	$2,061	1.78%	20.89%	---	---	18.62%	764
MSCI All Country World Index			7.28%	13.74%	---	---	10.98%
U.S. Mid-Cap Growth Strategy	4/1/1997	$14,451	(3.42)%	20.05%	18.28%	14.45%	15.64%	563
Russell Midcap® Index			6.92%	14.88%	12.61%	12.85%	10.75%
Russell Midcap® Growth Index			(0.89)%	14.79%	15.09%	13.51%	10.01%
U.S. Small-Cap Growth Strategy	4/1/1995	$4,628	(20.39)%	12.42%	16.23%	14.09%	11.26%	322
Russell 2000® Index			(5.79)%	11.73%	9.74%	11.03%	9.42%
Russell 2000® Growth Index			(14.33)%	9.87%	10.32%	11.20%	8.04%
Global Equity Team
Global Equity Strategy	4/1/2010	$2,385	(7.85)%	11.68%	13.94%	12.58%	12.32%	294
MSCI All Country World Index			7.28%	13.74%	11.64%	9.99%	9.38%
Non-U.S. Growth Strategy	1/1/1996	$17,446	(4.02)%	7.40%	8.43%	7.35%	9.64%	468
MSCI EAFE Index			1.16%	7.78%	6.71%	6.27%	4.96%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$8,220	(6.72)%	14.33%	---	---	18.35%	720
MSCI All Country World Index Ex USA Small Mid Cap			(1.31)%	8.53%	---	---	11.15%
China Post-Venture Strategy	4/1/2021	$199	---	---	---	---	(23.33)%	603
MSCI China SMID Cap Index			---	---	---	---	(29.36)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$4,135	11.61%	16.73%	11.90%	11.59%	9.50%	124
Russell 1000® Index			13.27%	18.69%	15.81%	14.52%	10.55%
Russell 1000® Value Index			11.67%	13.01%	10.28%	11.69%	8.26%
U.S. Mid-Cap Value Strategy	4/1/1999	$3,741	8.57%	14.20%	10.03%	10.54%	12.74%	266
Russell Midcap® Index			6.92%	14.88%	12.61%	12.85%	10.03%
Russell Midcap® Value Index			11.45%	13.67%	9.99%	12.01%	10.08%
Value Income Strategy	3/1/2022	$10	---	---	---	---	0.52%	(319)
S&P 500 Market Index			---	---	---	---	3.71%
International Value Team
International Value Strategy	7/1/2002	$32,556	6.02%	12.91%	9.70%	10.29%	11.80%	563
MSCI EAFE Index			1.16%	7.78%	6.71%	6.27%	6.17%
International Explorer (3)	11/1/2020	$25	10.04%	---	---	---	32.20%	1,274
MSCI All Country World Index Ex USA Small Cap			0.03%	---	---	---	19.46%
Global Value Team
Global Value Strategy	7/1/2007	$25,663	4.47%	11.53%	9.66%	11.12%	8.87%	278
MSCI All Country World Index			7.28%	13.74%	11.64%	9.99%	6.09%
Select Equity Strategy	3/1/2020	$410	2.61%	---	---	---	16.73%	(798)
S&P 500 Market Index			15.65%	---	---	---	24.71%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$1,026	(15.93)%	4.61%	6.62%	4.46%	5.58%	44
MSCI Emerging Markets Index			(11.37)%	4.93%	5.97%	3.36%	5.14%
Credit Team
High Income Strategy	4/1/2014	$7,888	3.17%	8.13%	7.35%	---	7.49%	291
ICE BofA US High Yield Master II Total Return Index			(0.29)%	4.39%	4.56%	---	4.58%
Credit Opportunities Strategy	7/1/2017	$128	11.99%	18.51%	---	---	14.09%	1,273
ICE BofA US Dollar LIBOR 3-month Constant Maturity Index			0.05%	1.02%	---	---	1.36%
Floating Rate Strategy	1/1/2022	$51	---	---	---	---	(0.47)%	(37)
Credit Suisse Leveraged Loan Total Return Index			---	---	---	---	(0.10)%

Developing World Team
Developing World Strategy	7/1/2015	$6,197	(24.25)%	16.47%	15.24%	---	12.93%	817
MSCI Emerging Markets Index			(11.37)%	4.93%	5.97%	---	4.76%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$3,803	9.41%	20.05%	---	---	23.74%	771
S&P 500 Market Index			15.65%	18.91%	---	---	16.03%
Antero Peak Hedge Strategy	11/1/2017	$1,120	6.09%	15.56%	---	---	16.02%	31
S&P 500 Market Index			15.65%	18.91%	---	---	15.71%
EMsights Capital Group
Global Unconstrained Strategy (4)	4/1/2022	$10	---	---	---	---	---	—
ICE BofA 3-month Treasury Bill Index			---	---	---	---	---

Total Assets Under Management		$159,621

[1] Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized. The High Income strategy holds loans and other security types that are not included in its benchmark, which, at times, causes material differences in relative performance. The Credit Opportunities strategy is benchmark agnostic and has been compared to the 3-month LIBOR for reference purposes only. The Antero Peak and Antero Peak Hedge strategies' investments in initial public offerings (IPOs) made a material contribution to performance. IPO investments may contribute significantly to a small portfolio’s return, an effect that will generally decrease as assets grow. IPO investments may be unavailable in the future.

2 AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $87 million.

[3] Effective March 30, 2022, the International Small Cap Value strategy was re-named the International Explorer strategy.
[4] The Global Unconstrained strategy composite performance began on April 1, 2022. As a result, there is not a performance track record as of March 31, 2022.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
March 31, 2022		(unaudited; in millions)
Beginning assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$—	$174,754
Gross client cash inflows	1,871	1,129	251	2,667	910	72	766	699	506	10	$8,881
Gross client cash outflows	(2,085)	(1,709)	(317)	(1,027)	(990)	(43)	(685)	(1,044)	(282)	—	$(8,182)
Net client cash flows (1)	(214)	(580)	(66)	1,640	(80)	29	81	(345)	224	10	699
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(44)	—	—	—	$(44)
Investment returns and other	(7,612)	(4,168)	(101)	(875)	(591)	(176)	(127)	(1,560)	(578)	—	$(15,788)
Ending assets under management	$44,608	$28,250	$7,886	$32,581	$26,073	$1,026	$8,067	$6,197	$4,923	$10	$159,621
Average assets under management (3)	$45,274	$29,577	$7,875	$32,209	$26,411	$1,094	$8,133	$6,699	$4,880	$10	$162,155
March 31, 2021
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$—	$157,776
Gross client cash inflows	2,157	1,524	90	2,318	1,230	71	920	1,360	437	—	$10,107
Gross client cash outflows	(3,123)	(1,197)	(445)	(1,514)	(1,283)	(16)	(361)	(678)	(87)	—	$(8,704)
Net client cash flows (1)	(966)	327	(355)	804	(53)	55	559	682	350	—	1,403
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(37)	—	—	—	$(37)
Investment returns and other	(1,255)	(57)	919	2,086	2,104	1	150	(280)	73	—	$3,741
Ending assets under management	$50,464	$32,326	$7,713	$27,013	$24,468	$735	$7,010	$9,255	$3,899	$—	$162,883
Average assets under management	$53,049	$32,541	$7,426	$25,842	$23,147	$744	$6,737	$9,643	$3,778	$—	$162,907
(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested.
(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) For the EMsights Capital Group, average assets under management is for the day of March 31, 2022, when the team’s first strategy began investment operations.
The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, client type and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of March 31, 2022		As of March 31, 2021
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$101,764	63.7%	$104,152	63.9%
Intermediary	50,912	31.9%	51,609	31.7%
Retail	6,945	4.4%	7,122	4.4%
Ending Assets Under Management	$159,621	100.0%	$162,883	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 10% of our total assets under management as of March 31, 2022.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
March 31, 2022	(unaudited; in millions)
Beginning assets under management	$84,363	$90,391	$174,754
Gross client cash inflows	6,370	2,511	8,881
Gross client cash outflows	(6,189)	(1,993)	(8,182)
Net client cash flows (2)	181	518	699
Artisan Funds' distributions not reinvested (3)	(44)	—	(44)
Investment returns and other	(7,612)	(8,176)	(15,788)
Net transfers (4)	(40)	40	—
Ending assets under management	$76,848	$82,773	$159,621
Average assets under management	$78,442	$83,713	$162,155
March 31, 2021
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	7,601	2,506	10,107
Gross client cash outflows	(5,021)	(3,683)	(8,704)
Net client cash flows (2)	2,580	(1,177)	1,403
Artisan Funds' distributions not reinvested (3)	(37)	—	(37)
Investment returns and other	1,537	2,204	3,741
Net transfers (4)	(37)	37	—
Ending assets under management	$78,789	$84,094	$162,883
Average assets under management	$78,311	$84,596	$162,907

(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of March 31, 2022, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $87 million.

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

Results of Operations
Three months ended March 31, 2022, compared to Three months ended March 31, 2021

	For the Three Months Ended March 31,		For the Period-to-Period
	2022	2021	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$281.6	$290.7	$(9.1)	(3)%
Operating Expenses
Total compensation and benefits	139.9	139.5	0.4	—%
Other operating expenses	34.7	29.4	5.3	18%
Total operating expenses	174.6	168.9	5.7	3%
Total operating income	107.0	121.8	(14.8)	(12)%
Non-operating income (expense)
Interest expense	(2.7)	(2.7)	—	—%
Other non-operating income (expense)	(3.1)	7.1	(10.2)	(144)%
Total non-operating income (expense)	(5.8)	4.4	(10.2)	(232)%
Income before income taxes	101.2	126.2	(25.0)	(20)%
Provision for income taxes	18.8	21.6	(2.8)	(13)%
Net income before noncontrolling interests	82.4	104.6	(22.2)	(21)%
Less: Noncontrolling interests - Artisan Partners Holdings	15.6	23.6	(8.0)	(34)%
Less: Noncontrolling interests - consolidated investment products	1.4	3.7	(2.3)	(62)%
Net income attributable to Artisan Partners Asset Management Inc.	$65.4	$77.3	$(11.9)	(15)%
Share Data
Basic earnings per share	$0.90	$1.19
Diluted earnings per share	$0.90	$1.19
Basic weighted average number of common shares outstanding	62,039,038	58,758,284
Diluted weighted average number of common shares outstanding	62,070,360	58,773,269
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $159.6 billion of assets under management as of March 31, 2022 have performance fee billing arrangements. Performance fees of $0.2 million were recognized in the three months ended March 31, 2022, compared to $6.7 million in the three months ended March 31, 2021.

The decrease in revenues of $9.1 million, or 3%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was driven primarily by the $6.5 million decrease in performance fee revenue. The weighted average investment management fee, which excludes performance fees, was 70.4 basis points for the three months ended March 31, 2022 compared to 70.8 basis points for the three months ended March 31, 2021.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2022	2021	2022	2021
	(unaudited; dollars in millions)
Investment advisory fees	$106.1	$114.0	$175.5	$176.7
Weighted average management fee(2)	51.3 bps	51.5 bps	90.8 bps	91.5 bps
Percentage of ending AUM	52%	52%	48%	48%
(1) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including assets we manage in traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to investment models, for which we provide consulting advice but do not have discretionary investment authority.

(2) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period.
Operating Expenses
Our operating expenses increased $5.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily as a result of increased travel, occupancy and technology costs. Compensation and benefits expenses increased slightly despite the decline in revenue as fixed compensation costs increased reflecting merit increases, additional headcount (including members of the EMsights Capital Group team), and higher long-term incentive compensation expense.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$127.2	$128.4	$(1.2)	(1)%
Long-term incentive compensation awards	12.7	11.1	1.6	14%
Total compensation and benefits	$139.9	$139.5	$0.4	0%
(1) Excluding long-term incentive compensation awards
The decrease in salaries, incentive compensation and benefits was driven primarily by a $6.0 million decrease in quarterly incentive compensation for our investment and marketing professionals as a result of the decrease in revenue, partially offset by an increase in fixed compensation and benefits expense related to merit increases and increased headcount in 2022, including members of the EMsights Capital Group team.
Long-term incentive compensation award expense increased $1.6 million, as the awards granted during 2021 and 2022 had a higher value than the awards that became fully vested in 2021 and 2022. During the first quarter of 2022, the Company's board of directors approved a grant of $86.8 million of long-term incentive awards consisting of $38.2 million of restricted share-based awards and $48.6 million of long-term cash awards, which we refer to as franchise capital awards. Long-term incentive compensation award expense for all outstanding awards is expected to be approximately $14.0 million per quarter in 2022, excluding the impact of investment returns on the franchise capital awards.
Total compensation and benefits was 50% and 48% of our revenues for the three months ended March 31, 2022, and 2021, respectively.
Other operating expenses
Other operating expenses increased $5.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in travel expenses, occupancy and higher technology expenses as a result of firm initiatives.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended March 31,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.7)	$—	—%
Net investment gain (loss) of consolidated investment products	1.2	6.9	(5.7)	(83)%
Net gain (loss) on the tax receivable agreements	0.5	—	0.5	0%
Other investment gain (loss)	(4.8)	0.2	(5.0)	(2,500)%
Total non-operating income (expense)	$(5.8)	$4.4	$(10.2)	(232)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2022 and 2021 was 18.6% and 17.1%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 17% and 20% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2022 and 2021, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and by the tax deduction related to the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense related to market valuation changes in compensation plans, and (3) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2022	2021
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$65.4	$77.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	15.6	23.6
Add back: Provision for income taxes	18.8	21.6
Add back: Compensation expense related to market valuation changes in compensation plans	(0.9)	—
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	—
Add back: Net investment (gain) loss of investment products attributable to APAM	5.1	(3.3)
Less: Adjusted provision for income taxes	25.5	29.4
Adjusted net income (Non-GAAP)	$78.0	$89.8

Average shares outstanding
Class A common shares	62.0	58.7
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.5	5.4
Artisan Partners Holdings units outstanding (noncontrolling interests)	12.3	15.1
Adjusted shares	79.8	79.2

Basic earnings per share (GAAP)	$0.90	$1.19
Diluted earnings per share (GAAP)	$0.90	$1.19
Adjusted net income per adjusted share (Non-GAAP)	$0.98	$1.13

Operating income (GAAP)	$107.0	$121.8
Add back: Compensation expense related to market valuation changes in compensation plans	(0.9)	—
Adjusted operating income (Non-GAAP)	$106.1	$121.8

Operating margin (GAAP)	38.0%	41.9%
Adjusted operating margin (Non-GAAP)	37.7%	41.9%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$65.4	$77.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	15.6	23.6
Add back: Compensation expense related to market valuation changes in compensation plans	(0.9)	—
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	—
Add back: Net investment (gain) loss of investment products attributable to APAM	5.1	(3.3)
Add back: Interest expense	2.7	2.7
Add back: Provision for income taxes	18.8	21.6
Add back: Depreciation and amortization	1.7	1.6
Adjusted EBITDA (Non-GAAP)	$107.9	$123.5

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited; in millions)
Cash and cash equivalents	$187.5	$189.2
Accounts receivable	$122.5	$115.9
Seed investments(1)	$81.8	$71.9
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $78.7 million of investments made related to funded long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2022, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of March 31, 2022, the balance of all seed investments, including investments in consolidated investment products, was $81.8 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion.
During the three months ended March 31, 2022, we also made investments of $48.0 million related to funded long-term incentive compensation plans. As of March 31, 2022, the value of investments held related to funded long-term incentive compensation plans was $78.7 million.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make seed investments in new investment strategies and vehicles.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the three months ended March 31, 2022.
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
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2022.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2022 and 2021, were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$11.2	$11.9
Holdings Partnership Distributions to APAM	60.4	48.5
Total Holdings Partnership Distributions	$71.6	$60.4

On April 26, 2022, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $37.7 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three months ended March 31, 2022 and 2021:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2022	2021
Quarterly	Class A Common	$1.03	$0.97
Special Annual	Class A Common	$0.72	$0.31
Our board of directors declared, effective April 26, 2022, a variable quarterly dividend of $0.76 per share of Class A common stock with respect to the March quarter of 2022, payable on May 31, 2022 to stockholders of record as of the close of business on May 17, 2022. The variable quarterly dividend represents approximately 80% of the cash generated in the March quarter of 2022 and a pro-rata portion of 2022 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $425.9 million liability as of March 31, 2022. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. In 2022, we expect to make payments of approximately $33.5 million related to the TRAs, $25.1 million of which we paid on April 18, 2022.

Cash Flows

	For the Three Months Ended March 31,
	2022	2021
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$200.8	$199.5
Net cash provided by operating activities	191.5	192.7
Net cash used in investing activities	(56.4)	(22.7)
Net cash used in financing activities	(132.2)	(53.0)
Net impact of deconsolidation of consolidated investment products	—	(34.8)
Cash, cash equivalents and restricted cash as of March 31	$203.7	$281.7
Net cash provided by operating activities decreased $1.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a decrease in operating income resulting from lower revenues. For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, our operating income, excluding share-based related compensation expense, decreased $14.6 million. Operating cash flows were also negatively impacted by a $10.8 million reduction in cash provided by consolidated investment products. Working capital positively impacted operating cash flows by $21.7 million primarily due to the timing of customer accounts receivable payments.
Net cash used in investment activities increased $33.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to a $31.4 million increase in net purchases of investment securities, primarily related to investments made in connection with the funding of a long-term incentive compensation plan.
Net cash used by financing activities increased $79.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a $44.2 million decrease in contributions from noncontrolling interests in our consolidated investment products and a $36.3 million increase in dividends paid, partially offset by a $0.7 million decrease in distributions to limited partners.
During the three months ended March 31, 2021, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $34.8 million decrease in cash, cash equivalents and restricted cash.
Certain Contractual Obligations
As of March 31, 2022, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $425.4 million at December 31, 2021 to $425.9 million at March 31, 2022. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. In 2022, we expect to make payments of approximately $33.5 million related to the TRAs, $25.1 million of which we paid on April 18, 2022.
During the three months ended March 31, 2022, the Company entered into two office leases that have not commenced as of March 31, 2022, resulting in a $13.2 million increase in the Company's undiscounted future operating lease payment obligations. See Note 14, “Leases” for additional details on the Company's contractual lease obligations.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2021.
New or Revised Accounting Standards
None.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2021.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended March 31, 2022.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2022 and 2021.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: April 28, 2022

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)