Form 10-Q
period 2022-06-30
Artisan Partners Asset Management Inc.
filed 2022-08-04
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of August 2, 2022 were 67,412,717, 3,086,745 and 9,126,117, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	June 30, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$150,654	$189,226
Accounts receivable	126,194	115,850
Investment securities	83,191	47,878
Property and equipment, net	42,940	35,313
Deferred tax assets	484,986	497,902
Restricted cash	629	629
Prepaid expenses and other assets	24,197	20,282
Operating lease assets	104,110	88,642
Assets of consolidated investment products
Cash and cash equivalents	12,636	10,916
Accounts receivable and other	24,858	6,408
Investment assets, at fair value	238,779	195,001
Total assets	$1,293,174	$1,208,047

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$26,991	$28,992
Accrued incentive compensation	100,113	7,521
Borrowings	199,557	199,444
Operating lease liabilities	118,550	100,303
Amounts payable under tax receivable agreements	400,975	425,427
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	61,264	20,185
Investment liabilities, at fair value	15,352	19,179
Total liabilities	922,802	801,051
Commitments and contingencies
Redeemable noncontrolling interests	127,078	111,035
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 67,416,732 and 66,699,872 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	674	667
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 3,086,745 and 3,206,580 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	31	32
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,126,117 and 9,128,617 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	91	91
Additional paid-in capital	153,134	141,835
Retained earnings	75,443	134,889
Accumulated other comprehensive income (loss)	(2,971)	(1,310)
Total Artisan Partners Asset Management Inc. stockholders’ equity	226,402	276,204
Noncontrolling interests - Artisan Partners Holdings	16,892	19,757
Total stockholders’ equity	$243,294	$295,961
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,293,174	$1,208,047

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Management fees	$251,304	$300,870	$532,710	$584,835
Performance fees	84	4,079	276	10,791
Total revenues	$251,388	$304,949	$532,986	$595,626
Operating Expenses
Compensation and benefits	127,394	138,013	267,326	277,478
Distribution, servicing and marketing	6,298	7,996	13,359	15,576
Occupancy	6,698	5,508	13,280	10,700
Communication and technology	12,130	10,421	23,888	20,277
General and administrative	10,460	5,208	19,734	11,983
Total operating expenses	162,980	167,146	337,587	336,014
Total operating income	88,408	137,803	195,399	259,612
Non-operating income (expense)
Interest expense	(2,739)	(2,720)	(5,425)	(5,405)
Net gain (loss) on the tax receivable agreements	—	—	482	—
Net investment gain (loss) of consolidated investment products	(11,857)	8,328	(10,669)	15,244
Other net investment gain (loss)	(13,414)	3,935	(18,166)	4,131
Total non-operating income (expense)	(28,010)	9,543	(33,778)	13,970
Income before income taxes	60,398	147,346	161,621	273,582
Provision for income taxes	13,225	28,465	32,011	50,083
Net income before noncontrolling interests	47,173	118,881	129,610	223,499
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	10,536	25,627	26,151	49,268
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	(7,642)	5,047	(6,253)	8,746
Net income attributable to Artisan Partners Asset Management Inc.	$44,279	$88,207	$109,712	$165,485

Basic earnings per share	$0.62	$1.33	$1.52	$2.54
Diluted earnings per share	$0.62	$1.33	$1.52	$2.54
Basic weighted average number of common shares outstanding	62,320,372	59,821,804	62,180,483	59,292,982
Diluted weighted average number of common shares outstanding	62,350,383	59,838,374	62,211,148	59,308,759
Dividends declared per Class A common share	$0.76	$0.88	$2.51	$2.16

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income before noncontrolling interests	$47,173	$118,881	$129,610	$223,499
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1,405)	64	(1,958)	237
Total other comprehensive income (loss)	(1,405)	64	(1,958)	237
Comprehensive income	45,768	118,945	127,652	223,736
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	10,321	25,640	25,854	49,331
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	(7,642)	5,047	(6,253)	8,746
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$43,089	$88,258	$108,051	$165,659

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended June 30, 2022	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2022	$674	$31	$91	$146,002	$82,768	$(1,782)	$24,090	$251,874	$107,139
Net income	—	—	—	—	44,279	—	10,536	54,815	(7,642)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(1,189)	(216)	(1,405)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,525)	—	—	1,525	—	—
Amortization of equity-based compensation	—	—	—	8,592	—	—	1,523	10,115	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	66	—	—	—	66	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—
Employee net share settlement	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	—	—	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	27,581
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(20,527)	(20,527)	—
Dividends	—	—	—	—	(51,604)	—	(39)	(51,643)	—
Balance at June 30, 2022	$674	$31	$91	$153,134	$75,443	$(2,971)	$16,892	$243,294	$127,078

Three months ended June 30, 2021	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2021	$648	$38	$106	$114,757	$68,960	$(868)	$21,434	$205,075	$124,915
Net income	—	—	—	—	88,207	—	25,627	113,834	5,047
Other comprehensive income - foreign currency translation	—	—	—	—	—	51	13	64	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(2,099)	—	—	2,099	—	—
Amortization of equity-based compensation	—	—	—	7,862	—	—	1,692	9,554	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	395	—	—	—	395	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(2)	—	—	—	(2)	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—
Employee net share settlement	(1)	—	—	(1,059)	—	—	(232)	(1,292)	—
Exchange of subsidiary equity	2	(2)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	6,845
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(46,349)
Distributions	—	—	—	—	—	—	(30,387)	(30,387)	—
Dividends	—	—	—	—	(56,738)	—	(39)	(56,777)	—
Balance at June 30, 2021	$648	$36	$106	$119,855	$100,429	$(817)	$20,207	$240,464	$90,458

The accompanying notes are an integral part of the consolidated financial statements.

Six months ended June 30, 2022	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2022	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035
Net income	—	—	—	—	109,712	—	26,151	135,863	(6,253)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(1,657)	(301)	(1,958)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,152)	—	(4)	1,156	—	—
Amortization of equity-based compensation	—	—	—	18,367	—	—	3,087	21,454	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	330	—	—	—	330	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(2)	—	—	—	(2)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	8	—	—	(8)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(6,236)	(25)	—	(1,157)	(7,420)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	31,569
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(9,273)
Distributions	—	—	—	—	—	—	(31,695)	(31,695)	—
Dividends	—	—	—	—	(169,133)	—	(106)	(169,239)	—
Balance at June 30, 2022	$674	$31	$91	$153,134	$75,443	$(2,971)	$16,892	$243,294	$127,078

Six months ended June 30, 2021	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2021	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	165,485	—	49,268	214,753	8,746
Other comprehensive income - foreign currency translation	—	—	—	—	—	187	50	237	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(845)	—	(13)	858	—	—
Amortization of equity-based compensation	—	—	—	16,769	—	—	3,585	20,354	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,839	—	—	—	3,839	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,656	—	—	—	46,666	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(7,378)	—	—	(1,778)	(9,158)	—
Exchange of subsidiary equity	3	(2)	(1)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	55,042
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(67,083)
Distributions	—	—	—	—	—	—	(42,260)	(42,260)	—
Dividends	—	—	—	—	(138,000)	—	(81)	(138,081)	—
Balance at June 30, 2021	$648	$36	$106	$119,855	$100,429	$(817)	$20,207	$240,464	$90,458
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income before noncontrolling interests	$129,610	$223,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,527	3,248
Deferred income taxes	14,390	19,945
Noncash lease expense	566	(945)
Net investment (gain) loss on nonconsolidated investment securities	18,141	(4,328)
Net (gain) loss on the tax receivable agreements	(482)	—
(Gain) loss on disposal of property and equipment	2	—
Amortization of debt issuance costs	236	236
Share-based compensation	21,454	20,354
Net investment (gain) loss of consolidated investment products	10,669	(15,244)
Purchase of investments by consolidated investment products	(182,387)	(143,799)
Proceeds from sale of investments by consolidated investment products	87,023	73,923
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(10,346)	(21,766)
Prepaid expenses and other assets	(4,023)	(643)
Accounts payable and accrued expenses	89,255	97,681
Net change in operating assets and liabilities of consolidated investment products	40,478	7,346
Net cash provided by operating activities	218,113	259,507
Cash flows from investing activities
Acquisition of property and equipment	(1,702)	(1,343)
Leasehold improvements	(7,882)	(2,722)
Proceeds from sale of investment securities	5,164	12,813
Purchase of investment securities	(48,648)	(33,820)
Net cash used in investing activities	(53,068)	(25,072)
Cash flows from financing activities
Partnership distributions	(31,695)	(42,260)
Dividends paid	(169,239)	(138,081)
Payment under the tax receivable agreements	(25,112)	(23,836)
Net proceeds from issuance of common stock	—	46,928
Payment of costs directly associated with the issuance of Class A common stock	—	(239)
Purchase of equity and subsidiary equity	—	(46,928)
Taxes paid related to employee net share settlement	(7,420)	(7,866)
Capital contributions to consolidated investment products, net	31,569	55,042
Net cash used in financing activities	(201,897)	(157,240)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(36,852)	77,195
Net cash impact of deconsolidation of CIPs	—	(34,823)
Cash, cash equivalents and restricted cash
Beginning of period	200,771	199,450
End of period	$163,919	$241,822
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$150,654	$228,738
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	12,636	12,455
Cash, cash equivalents and restricted cash	$163,919	$241,822
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$1,481	$21,572
Establishment of amounts payable under tax receivable agreements	661	17,733
Increase in investment securities due to deconsolidation of CIPs	9,970	20,900
Operating lease assets obtained in exchange for operating lease liabilities	24,659	2,434

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2022, APAM held approximately 85% of the equity ownership interest in Holdings.
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
Artisan serves as the investment adviser to Artisan Funds, Artisan Global Funds and Artisan Private Funds. Artisan Funds and Artisan Global Funds are corporate entities for which the business and affairs are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including rights to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, each sub-fund of Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan Private Funds are also evaluated for consolidation under the VIE model because third-party equity holders of the funds generally lack the ability to divest Artisan of its control of the funds.
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of June 30, 2022, Artisan had a controlling financial interest in two series of Artisan Funds, three sub-funds of Artisan Global Funds, and two Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
None.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products.”

	As of June 30, 2022	As of December 31, 2021
Investments in equity securities	$73,754	$37,179
Investments in equity securities accounted for under the equity method	9,437	10,699
Total investment securities	$83,191	$47,878
Artisan’s investments in equity securities consist of investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of June 30, 2022 and December 31, 2021, Artisan held investment securities of $60.6 million and $36.5 million, respectively, related to funded long-term incentive compensation plans. Unrealized gain (loss) related to investment securities held at the end of the periods indicated below were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gain (loss) on investment securities held at the end of the period	$(13,542)	$3,988	$(17,470)	$4,007

Other net investment gain (loss) is presented within the non-operating income (expense) section of the Consolidated Statements of Operations. The components of other net investment gain (loss) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net investment gain (loss) on seed investments	$(1,298)	$1,378	$(2,936)	$1,855
Net investment gain (loss) on franchise capital investments	(12,244)	2,578	(15,205)	2,473
Other	128	(22)	(25)	(197)
Other net investment gain (loss)	$(13,414)	$3,934	$(18,166)	$4,131

Note 4. Fair Value Measurements
The table below presents information about Artisan’s assets and liabilities that are measured at fair value and the valuation techniques Artisan utilized to determine such fair value. The financial instruments held by consolidated investment products are excluded from the table below and are presented in Note 6, “Variable Interest Entities and Consolidated Investment Products.”
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2022 and December 31, 2021:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
June 30, 2022
Assets
Money market funds	$19,889	$—	$19,889	$—	$—
Equity securities	83,191	8,997	74,194	—	—

December 31, 2021
Assets
Money market funds	$37,861	$—	$37,861	$—	$—
Equity securities	47,878	9,975	37,903	—	—
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
Artisan’s borrowings consist of the following as of June 30, 2022 and December 31, 2021:

	Maturity	Outstanding Balance	Interest Rate Per Annum
Revolving credit agreement	August 2022	$—	NA
Senior notes
Series C	August 2022	90,000	5.82%
Series D	August 2025	60,000	4.29%
Series E	August 2027	50,000	4.53%
Total borrowings		$200,000
The fair value of borrowings was approximately $197.5 million as of June 30, 2022. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
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
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.5 million for the three months ended June 30, 2022 and 2021, and $5.1 million for the six months ended June 30, 2022 and 2021.
As of June 30, 2022, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

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
As of June 30, 2022, Artisan is considered to have a controlling financial interest in two series of Artisan Funds, three sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $72.6 million.
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
During the six months ended June 30, 2022, the Company determined that it no longer had a controlling financial interest in one series fund of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statements of operations for the six months ended June 30, 2022. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $10.0 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of June 30, 2022, Artisan held direct equity investments of $9.4 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of June 30, 2022 and December 31, 2021:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2022
Assets
Money market funds	$10,082	$10,082	$—	$—
Equity securities - long position	44,913	42,653	2,260	—
Fixed income instruments - long position	193,613	—	189,174	4,439
Derivative assets	253	—	253	—

Liabilities
Equity securities - short position	$2,079	$2,079	$—	$—
Fixed income instruments - short position	13,209	—	13,209	—
Derivative liabilities	64	41	23	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market funds	$7,908	$7,908	$—	$—
Equity securities - long position	33,583	31,838	1,745	—
Fixed income instruments - long position	161,177	—	156,240	4,937
Derivative assets	241	—	241	—

Liabilities
Equity securities - short position	$3,427	$3,427	$—	$—
Fixed income instruments - short position	$15,570	$—	$15,570	$—
Derivative liabilities	182	4	178	—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of June 30, 2022	As of December 31, 2021
Net CIP assets included in the table above	$233,509	$183,730
Net CIP assets/(liabilities) not included in the table above	(33,852)	(10,769)
Total Net CIP assets	199,657	172,961
Less: redeemable noncontrolling interests	127,078	111,035
Artisan’s direct equity investment in CIPs	$72,579	$61,926
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2022, APAM held approximately 85% of the equity ownership interests in Holdings.
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the “Holdings Common Unit Exchanges”). The Holdings Common Unit Exchanges increase APAM’s equity ownership interest in Holdings and result in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 11, “Income Taxes and Related Payments.”
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2022, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2021	66,699,872	12,335,197	79,035,069	84%
Holdings Common Unit Exchanges (1)	122,335	(122,335)	—	—%
Issuance of APAM Restricted Shares	787,372	—	787,372	1%
Delivery of Shares Underlying RSUs (1)	1,060	—	1,060	—%
Restricted Share Award Net Share Settlement (1)	(185,243)	—	(185,243)	—%
Forfeitures from Employee Terminations (1)	(8,664)	—	(8,664)	—%
Balance at June 30, 2022	67,416,732	12,212,862	79,629,594	85%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Six Months Ended June 30,
	2022	2021
Additional paid-in capital	$(1,152)	$(845)
Noncontrolling interests - Artisan Partners Holdings	1,156	858
Accumulated other comprehensive income (loss)	(4)	(13)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.1 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.
Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of June 30, 2022 and December 31, 2021, respectively:

		Outstanding
	Authorized	As of June 30, 2022	As of December 31, 2021	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	67,416,732	66,699,872	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	3,086,745	3,206,580	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,126,117	9,128,617	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2022, Artisan’s employees held 5,335,082 restricted shares of Class A common stock and all 3,086,745 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2022 and 2021:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Quarterly	Class A Common	$0.76	$0.88	$1.79	$1.85
Special Annual	Class A Common	$—	$—	$0.72	$0.31

The following table summarizes APAM’s stock transactions for the six months ended June 30, 2022:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2021	79,035,069	66,699,872	3,206,580	9,128,617
Holdings Common Unit Exchanges	—	122,335	(119,835)	(2,500)
Restricted Share Award Grants	787,372	787,372	—	—
Restricted Share Award Net Share Settlement	(185,243)	(185,243)	—	—
Delivery of Shares Underlying RSUs	1,060	1,060	—	—
Employee/Partner Terminations	(8,664)	(8,664)	—	—
Balance at June 30, 2022	79,629,594	67,416,732	3,086,745	9,126,117

(1) There were 367,392 and 327,713 restricted stock units outstanding at June 30, 2022 and December 31, 2021, respectively. In addition, there were 231,170 and 135,230 performance share units outstanding at June 30, 2022 and December 31, 2021 respectively. Based on the quarter-end status of the market and performance conditions, the 231,170 unvested performance share units would ultimately result in the issuance of 309,143 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Holdings Partnership Distributions to Limited Partners	$20,527	$30,387	$31,695	$42,260
Holdings Partnership Distributions to APAM	102,333	125,906	162,724	174,452
Total Holdings Partnership Distributions	$122,860	$156,293	$194,419	$216,712
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Management fees
Artisan Funds	$145,755	$176,863	$309,341	$342,670
Artisan Global Funds	10,827	11,882	22,769	22,746
Separate accounts and other(1)	94,722	112,125	200,600	219,419
Performance fees
Separate accounts and other(1)	84	4,079	276	10,791
Total revenues (2)	$251,388	$304,949	$532,986	$595,626
(1) Separate accounts and other revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 15, “Related Party Transactions.”

The following table presents the balances of receivables related to contracts with customers:

Customer	As of June 30, 2022	As of December 31, 2021
Artisan Funds	$4,445	$5,874
Artisan Global Funds	4,556	5,433
Separate accounts and other	84,696	98,568
Total receivables from contracts with customers	$93,697	$109,875
Non-customer receivables	32,497	5,975
Accounts receivable	$126,194	$115,850
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
Artisan had no other contract assets or liabilities from contracts with customers as of June 30, 2022 or December 31, 2021.
Non-customer receivables includes state tax payments on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, and seed principal redemptions not yet collected.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Salaries, incentive compensation and benefits (1)	$115,463	$125,911	$242,658	$254,275
Long-term cash incentive compensation expense	1,963	1,921	4,612	3,135
Restricted share-based award compensation expense	9,968	10,181	20,056	20,068
Long-term incentive compensation expense	11,931	12,102	24,668	23,203
Total compensation and benefits	$127,394	$138,013	$267,326	$277,478

(1) Excluding long-term incentive compensation expense

Incentive compensation
Cash incentive compensation paid to members of Artisan’s investment teams and members of its distribution teams is generally based on formulas that are tied directly to revenues. The majority of this incentive compensation is earned on a quarterly basis and paid in the quarter following the quarter in which the incentive was earned with the exception of fourth quarter incentives earned which are also paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is discretionary and subjectively determined based on individual performance and Artisan’s overall results during the applicable year and is generally paid on an annual basis.
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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 2,957,575 shares of Class A common stock were reserved and available for issuance under the Plan as of June 30, 2022.
During the six months ended June 30, 2022, Artisan granted 787,372 restricted stock awards, 1,331 restricted stock units, and 95,940 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2022 grant is expected to be approximately $38.0 million.
The following tables summarize the restricted share-based award activity for the six months ended June 30, 2022:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2022	$38.18	5,245,394
Granted	41.86	788,703
Forfeited	39.29	(8,664)
Vested	34.91	(580,550)
Unvested at June 30, 2022	$39.06	5,444,883

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2022	$61.42	135,230
Granted	53.50	95,940
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2022	$58.13	231,170
Based on the quarter-end status of the market and performance conditions, the 231,170 unvested performance share units would ultimately result in the issuance of 309,143 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of June 30, 2022 was $91.0 million with a weighted average recognition period of 3.6 years remaining. The unrecognized compensation expense for the unvested performance share units as of June 30, 2022 was $8.5 million with a weighted average recognition period of 2.8 years remaining.
During the six months ended June 30, 2022, the Company withheld a total of 185,243 restricted shares and paid a total of $7.4 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the six months ended June 30, 2022, Artisan granted $48.6 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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
The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statement of Operations Section	Statement of Operations Line Item	2022	2021	2022	2021
Operating expenses	Compensation and benefits	$(1,941)	$213	$(2,648)	$210
Non-operating income (expense)	Other net investment gain (loss)	(12,244)	(2,578)	(15,205)	(2,473)
The franchise capital award liability was $7.3 million and $6.9 million as of June 30, 2022 and December 31, 2021, respectively, and is included in accrued incentive compensation in the unaudited consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of June 30, 2022 was $58.3 million with a weighted average recognition period of 4.5 years remaining.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the six months ended June 30, 2022, approximately 17% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards.
APAM’s effective tax rate was 19.9% and 18.3% for the six months ended June 30, 2022 and 2021, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Current:
Federal	$5,801	$14,285	$13,672	$23,317
State and local	1,742	3,920	3,671	6,567
Foreign	138	92	278	254
Total	7,681	18,297	17,621	30,138
Deferred:
Federal	4,714	8,645	12,246	16,957
State and local	830	1,523	2,144	2,988
Total	5,544	10,168	14,390	19,945
Income tax expense (benefit)	$13,225	$28,465	$32,011	$50,083
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2022 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2021	$459,893	$425,427
2022 Holdings Common Unit Exchanges	1,345	1,142
Amortization	(21,027)	—
Payments under TRAs	—	(25,112)
Change in estimate	7	(482)
June 30, 2022	$440,218	$400,975
Net deferred tax assets comprise the following:

	As of June 30, 2022	As of December 31, 2021
Deferred tax assets:
Amortizable basis (1)	$440,218	$459,893
Other (2)	44,768	38,009
Total deferred tax assets	484,986	497,902
Less: valuation allowance (3)	—	—
Net deferred tax assets	$484,986	$497,902

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $0.2 million and $1.3 million as of June 30, 2022 and December 31, 2021, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $24 thousand and $238 thousand as of June 30, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2022, U.S. federal income tax returns filed for the years 2018 through 2020 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2017 to 2020.

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
The computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2022	2021	2022	2021
Numerator:
Net income attributable to APAM	$44,279	$88,207	$109,712	$165,485
Less: Allocation to participating securities	5,903	8,765	15,265	15,120
Net income available to common stockholders	$38,376	$79,442	$94,447	$150,365
Denominator:
Basic weighted average shares outstanding	62,320,372	59,821,804	62,180,483	59,292,982
Dilutive effect of nonparticipating share-based awards	30,011	16,570	30,665	15,777
Diluted weighted average shares outstanding	62,350,383	59,838,374	62,211,148	59,308,759
Earnings per share - Basic	$0.62	$1.33	$1.52	$2.54
Earnings per share - Diluted	$0.62	$1.33	$1.52	$2.54
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2022	2021	2022	2021
Holdings limited partnership units	12,222,389	14,255,722	12,256,012	14,659,748
Unvested restricted share-based awards	5,690,631	5,577,070	5,546,840	5,463,556
Total	17,913,020	19,832,792	17,802,852	20,123,304
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

Note 14. Leases
Operating lease expense was as follows:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Type	Classification	2022	2021	2022	2021
Parking leases	Compensation and benefits	$131	$128	$262	$255
Office leases	Occupancy	4,502	3,671	9,099	7,217
Variable lease cost (1)	Occupancy	34	86	76	8
Short-term lease cost (1)	Occupancy	253	82	431	163
Sublease income	Occupancy	(33)	(67)	(133)	(67)
Office equipment leases	Communication and technology	62	64	100	131
Total operating lease expense		$4,949	$3,964	$9,835	$7,707
(1) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
The table below presents the maturity of operating lease liabilities:

As of June 30, 2022
2022 (excluding the six months ended June 30, 2022)	$7,479
2023	17,838
2024	17,481
2025	17,388
2026	16,681
Thereafter	65,233
Total undiscounted lease payments (1)	$142,100
Adjustment to discount to present value	(23,550)
Operating lease liabilities	$118,550
(1) Total undiscounted lease payments excludes $7.2 million of operating lease payments associated with leases that have been signed but have not yet commenced as of June 30, 2022. Leases that have been signed but have not yet commenced are also excluded from operating lease assets and operating lease liabilities within the unaudited condensed consolidated statements of financial condition.

As of June 30, 2022, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Six Months Ended June 30,
	2022	2021
Weighted average discount rate	4.1%	4.6%
Weighted average remaining lease term	9.3 years	6.6 years
Operating cash flows for operating leases	$8,717	$8,506

Note 15. Related Party Transactions
Several of the current executive officers and directors of APAM or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At June 30, 2022 and December 31, 2021, accounts receivable included $21.9 million and $1.5 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Funds	2022	2021	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$146,283	$177,041	$310,201	$343,007
Elimination of fees from consolidated investment products(1)	(64)	—	(64)	—
Consolidated investment advisory fees (Gross of expense reimbursements)	$146,219	$177,041	$310,137	$343,007

Expense reimbursements	$636	$178	$968	$337
Elimination of expense reimbursements from consolidated investment products (1)	(172)	—	(172)	—
Consolidated expense reimbursements	$464	$178	$796	$337

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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Global Funds	2022	2021	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$10,853	$11,912	$22,830	$22,799
Elimination of fees from consolidated investment products(1)	(17)	(19)	(36)	(37)
Consolidated investment advisory fees (Gross of expense reimbursements)	$10,836	$11,893	$22,794	$22,762

Expense reimbursements	$77	$99	$190	$187
Elimination of expense reimbursements from consolidated investment products (1)	(68)	(88)	(165)	(171)
Consolidated expense reimbursements	$9	$11	$25	$16

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Affiliate transactions—Artisan Private Funds
Pursuant to written agreements, Artisan serves as the investment manager, and acts as the general partner, for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee and, for certain funds, is entitled to receive either an allocation of profits or a performance-based fee. In addition, Artisan has agreed to reimburse certain funds to the extent that expenses, excluding Artisan’s management fee, performance fee and transaction related costs, exceed certain levels, which range from 0.10% to 1.00% per annum of the net assets of the fund. Artisan may also voluntarily waive fees or reimburse the funds for other expenses. The directors of Artisan Private Funds and the officers of the general partners of the Artisan Private Funds who are affiliated with Artisan receive no compensation from the funds.
Artisan and certain related parties, including employees, officers and members of the Company’s Board have invested in one or more of the Artisan Private Funds and currently do not pay a management fee, performance fee or incentive allocation.
Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Private Funds	2022	2021	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$3,844	$3,099	$8,059	$5,484
Elimination of fees from consolidated investment products (1)	(146)	(104)	(283)	(215)
Consolidated investment advisory fees (Gross of expense reimbursements)	$3,698	$2,995	$7,776	$5,269

Expense reimbursements	$62	$75	$132	$154
Elimination of expense reimbursements from consolidated investment products (1)	(35)	(30)	(75)	(70)
Consolidated expense reimbursements	$27	$45	$57	$84

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective August 2, 2022, a distribution by Artisan Partners Holdings of $34.4 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective August 2, 2022, a quarterly dividend of $0.60 per share of Class A common stock. The APAM dividend is payable on August 31, 2022, to stockholders of record as of August 17, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in growing asset classes to sophisticated clients around the world. As of June 30, 2022, our 10 autonomous investment teams managed a total of 24 investment strategies across multiple asset classes and investment styles. Our 25th investment strategy, the Emerging Markets Local Opportunities strategy managed by the EMsights Capital Group, was launched in July 2022.
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
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of June 30, 2022, approximately 77% of our assets under management were managed for clients and investors domiciled in the U.S. and 23% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business highlights for the quarter included:
•Our newest autonomous investment team, the EMsights Capital Group, launched its second strategy—the Emerging Markets Debt Opportunities strategy—in April 2022.

Financial highlights for the quarter included:
•During the three months ended June 30, 2022, our assets under management declined to $130.5 billion, a decrease of $29.1 billion, or 18%, compared to $159.6 billion at March 31, 2022, as a result of $24.8 billion of negative investment returns and $4.2 billion of net client cash outflows.
•Average assets under management for the three months ended June 30, 2022 were $143.9 billion, a 16% decrease from the average of $170.5 billion for the three months ended June 30, 2021. Average assets under management for the three months ended June 30, 2022, decreased 11% from the average of $162.2 billion for the three months ended March 31, 2022.
•We earned $251.4 million in revenue for the three months ended June 30, 2022, a decrease of 18% from revenues of $304.9 million for the three months ended June 30, 2021. Performance fees of $0.1 million were recognized in the three months ended June 30, 2022, compared to $4.1 million in the three months ended June 30, 2021.
•Our GAAP operating margin was 35.2% for the three months ended June 30, 2022, compared to 45.2% for the three months ended June 30, 2021. Adjusted operating margin was 34.4% for the three months ended June 30, 2022, compared to 45.3% for the three months ended June 30, 2021.
•We generated $0.62 of earnings per basic and diluted share and $0.79 of adjusted EPS.
•We declared and distributed dividends of $0.76 per share of Class A common stock during the three months ended June 30, 2022.
•We declared, effective August 2, 2022, a quarterly dividend with respect to the three months ended June 30, 2022, of $0.60 per share of Class A common stock.

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
Limited partners of Holdings, some of whom are employees, held approximately 15% of the equity interests in Holdings as of June 30, 2022. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the six months ended June 30, 2022, certain limited partners of Holdings exchanged 122,335 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 122,335 shares of Class A common stock. In connection with the exchanges, APAM received 122,335 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 84% at December 31, 2021 to 85% at June 30, 2022, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global market conditions materially affect our financial performance. Global markets continued to be volatile during the three months ended June 30, 2022 due to, among other factors, wide ranging impacts of the ongoing war in Ukraine, persistently elevated inflation and central bank tightening. This continued volatility and uncertainty in global financial markets has impacted the value of our assets under management. Because the revenue we earn is based on the value of our assets under management, fluctuations in our AUM will result in corresponding fluctuations in our revenues and earnings.
The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
S&P 500 total returns	(16.1)%	8.5%	(20.0)%	15.3%
MSCI All Country World total returns	(15.7)%	7.4%	(20.2)%	12.3%
MSCI EAFE total returns	(14.5)%	5.2%	(19.6)%	8.8%
Russell Midcap® total returns	(16.8)%	7.5%	(21.6)%	16.2%
MSCI Emerging Markets Index	(11.4)%	5.0%	(17.6)%	7.4%
ICE BofA U.S. High Yield Master II Total Return Index	(10.0)%	2.8%	(14.0)%	3.7%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	(unaudited; dollars in millions)
Assets under management at period end	$130,547		$175,214		$130,547		$175,214
Average assets under management (1)	$143,923		$170,489		$152,953		$166,740
Net client cash flows (2)	$(4,247)		$1,049		$(3,548)		$2,452
Total revenues	$251.4		$304.9		$533.0		$595.6
Weighted average management fee (3)	70.1	bps	70.8	bps	70.3	bps	70.8	bps
Operating margin	35.2%		45.2%		36.7%		43.6%
Adjusted operating margin (4)	34.4%		45.3%		36.1%		43.6%

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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended June 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Beginning assets under management	$159,621	$162,883	$(3,262)	(2.0)%
Gross client cash inflows	6,618	8,765	(2,147)	(24.5)%
Gross client cash outflows	(10,865)	(7,716)	(3,149)	(40.8)%
Net client cash flows (1)	(4,247)	1,049	(5,296)	(504.9)%
Artisan Funds' distributions not reinvested (2)	(44)	(38)	(6)	(15.8)%
Investment returns and other (3)	(24,783)	11,320	(36,103)	(318.9)%
Ending assets under management	$130,547	$175,214	$(44,667)	(25.5)%
Average assets under management	$143,923	$170,489	$(26,566)	(15.6)%

	For the Six Months Ended June 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Beginning assets under management	$174,754	$157,776	$16,978	10.8%
Gross client cash inflows	15,499	18,872	(3,373)	(17.9)%
Gross client cash outflows	(19,047)	(16,420)	(2,627)	(16.0)%
Net client cash flows (1)	(3,548)	2,452	(6,000)	(244.7)%
Artisan Funds' distributions not reinvested (2)	(89)	(75)	(14)	(18.7)%
Investment returns and other (3)	(40,570)	15,061	(55,631)	(369.4)%
Ending assets under management	$130,547	$175,214	$(44,667)	(25.5)%
Average assets under management	$152,953	$166,740	$(13,787)	(8.3)%

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
During the quarter, our AUM declined by $29.1 billion due to $24.8 billion of negative investment returns and $4.2 billion of net client cash outflows. For the quarter, 15 of our 24 investment strategies had net outflows totaling $4.9 billion, which were partially offset by $0.6 billion of net inflows from the remaining 9 strategies.
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

The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2022. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 12% of our assets under management at June 30, 2022, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM (2)	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$18,164	(25.91)%	7.50%	9.41%	12.38%	10.14%	490
MSCI All Country World Index			(15.75)%	6.20%	7.00%	8.75%	5.24%
Global Discovery Strategy	9/1/2017	$1,625	(26.72)%	8.73%	---	---	12.19%	563
MSCI All Country World Index			(15.75)%	6.20%	---	---	6.56%
U.S. Mid-Cap Growth Strategy	4/1/1997	$11,106	(32.10)%	6.86%	10.98%	12.48%	14.33%	544
Russell Midcap® Index			(17.30)%	6.59%	7.96%	11.28%	9.84%
Russell Midcap® Growth Index			(29.57)%	4.25%	8.88%	11.50%	8.89%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,069	(40.13)%	1.48%	9.51%	11.88%	10.17%	304
Russell 2000® Index			(25.20)%	4.21%	5.16%	9.35%	8.57%
Russell 2000® Growth Index			(33.43)%	1.40%	4.80%	9.29%	7.13%
Global Equity Team
Global Equity Strategy	4/1/2010	$624	(28.66)%	2.65%	8.50%	11.00%	10.54%	286
MSCI All Country World Index			(15.75)%	6.20%	7.00%	8.75%	7.68%
Non-U.S. Growth Strategy	1/1/1996	$14,243	(21.62)%	(0.38)%	3.41%	6.30%	8.96%	467
MSCI EAFE Index			(17.77)%	1.07%	2.20%	5.39%	4.29%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$6,575	(28.35)%	4.83%	---	---	10.75%	603
MSCI All Country World Index Ex USA Small Mid Cap			(22.41)%	1.43%	---	---	4.72%
China Post-Venture Strategy	4/1/2021	$201	(34.13)%	---	---	---	(21.02)%	118
MSCI China SMID Cap Index			(30.67)%	---	---	---	(22.20)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$3,640	(10.32)%	9.76%	8.41%	10.51%	8.45%	114
Russell 1000® Index			(13.04)%	10.16%	11.00%	12.81%	9.21%
Russell 1000® Value Index			(6.82)%	6.86%	7.16%	10.49%	7.31%
U.S. Mid-Cap Value Strategy	4/1/1999	$3,126	(9.22)%	7.10%	6.65%	9.61%	11.91%	269
Russell Midcap® Index			(17.30)%	6.59%	7.96%	11.28%	9.05%
Russell Midcap® Value Index			(10.00)%	6.70%	6.27%	10.61%	9.22%
Value Income Strategy	3/1/2022	$9	---	---	---	---	(10.42)%	257
S&P 500 Market Index			---	---	---	---	(12.99)%
International Value Team
International Value Strategy	7/1/2002	$29,351	(11.19)%	7.21%	5.79%	9.63%	11.01%	574
MSCI EAFE Index			(17.77)%	1.07%	2.20%	5.39%	5.27%
International Explorer	11/1/2020	$40	(12.93)%	---	---	---	16.94%	1,336
MSCI All Country World Index Ex USA Small Cap			(22.45)%	---	---	---	3.58%
Global Value Team
Global Value Strategy	7/1/2007	$22,041	(14.10)%	4.86%	5.37%	9.82%	7.68%	289
MSCI All Country World Index			(15.75)%	6.20%	7.00%	8.75%	4.79%
Select Equity Strategy	3/1/2020	$349	(16.93)%	---	---	---	7.42%	(556)
S&P 500 Market Index			(10.62)%	---	---	---	12.98%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$1,003	(31.75)%	(0.52)%	2.40%	4.16%	4.61%	34
MSCI Emerging Markets Index			(25.28)%	0.57%	2.18%	3.06%	4.27%
Credit Team
High Income Strategy	4/1/2014	$6,906	(8.82)%	3.84%	4.75%	---	6.00%	288
ICE BofA US High Yield Master II Total Return Index			(12.66)%	(0.04)%	1.95%	---	3.12%
Credit Opportunities Strategy	7/1/2017	$132	2.26%	15.80%	---	---	12.44%	1,114
ICE BofA US Dollar LIBOR 3-month Constant Maturity Index			0.05%	0.80%	---	---	1.30%
Floating Rate Strategy	1/1/2022	$47	---	---	---	---	(4.49)%	(4)
Credit Suisse Leveraged Loan Total Return Index			---	---	---	---	(4.45)%

Developing World Team
Developing World Strategy	7/1/2015	$4,136	(48.02)%	3.76%	7.01%	---	8.01%	523
MSCI Emerging Markets Index			(25.28)%	0.57%	2.18%	---	2.78%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$3,205	(12.69)%	11.34%	18.24%	---	18.53%	718
S&P 500 Market Index			(10.62)%	10.59%	11.30%	---	11.35%
Antero Peak Hedge Strategy	11/1/2017	$921	(11.00)%	8.85%	---	---	11.92%	135
S&P 500 Market Index			(10.62)%	10.59%	---	---	10.57%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$13	---	---	---	---	(0.46)%	(56)
ICE BofA 3-month Treasury Bill Index			---	---	---	---	0.10%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$21	---	---	---	---	(2.34)%	150
J.P. Morgan EMB Hard Currency/Local currency 50-50 (Gross)			---	---	---	---	(3.84)%

Total Assets Under Management		$130,547

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

2 AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $85 million.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
June 30, 2022		(unaudited; in millions)
Beginning assets under management	$44,608	$28,250	$7,886	$32,581	$26,073	$1,026	$8,067	$6,197	$4,923	$10	$159,621
Gross client cash inflows	1,141	1,127	134	1,982	660	144	633	497	276	24	6,618
Gross client cash outflows	(2,367)	(3,716)	(201)	(1,586)	(772)	(28)	(829)	(1,029)	(337)	—	(10,865)
Net client cash flows (1)	(1,226)	(2,589)	(67)	396	(112)	116	(196)	(532)	(61)	24	(4,247)
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(44)	—	—	—	(44)
Investment returns and other	(9,418)	(4,018)	(1,044)	(3,586)	(3,571)	(139)	(742)	(1,529)	(736)	—	(24,783)
Ending assets under management	$33,964	$21,643	$6,775	$29,391	$22,390	$1,003	$7,085	$4,136	$4,126	$34	$130,547
Average assets under management	$37,982	$24,891	$7,413	$31,168	$24,348	$1,032	$7,657	$4,960	$4,441	$31	$143,923
June 30, 2021
Beginning assets under management	$50,464	$32,326	$7,713	$27,013	$24,468	$735	$7,010	$9,255	$3,899	$—	$162,883
Gross client cash inflows	2,042	1,146	99	1,729	1,666	210	904	718	251	—	8,765
Gross client cash outflows	(3,426)	(1,449)	(323)	(750)	(839)	(10)	(277)	(554)	(88)	—	(7,716)
Net client cash flows (1)	(1,384)	(303)	(224)	979	827	200	627	164	163	—	1,049
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(38)	—	—	—	(38)
Investment returns and other	4,437	2,143	440	1,728	1,220	63	186	895	208	—	11,320
Ending assets under management	$53,517	$34,166	$7,929	$29,720	$26,515	$998	$7,785	$10,314	$4,270	$—	$175,214
Average assets under management	$51,705	$33,931	$7,982	$28,921	$25,917	$865	$7,317	$9,700	$4,151	$—	$170,489
(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested.
(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

		By Investment Team
Six Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
June 30, 2022		(unaudited; in millions)
Beginning assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$—	$174,754
Gross client cash inflows	3,012	2,256	385	4,649	1,570	216	1,399	1,196	782	34	15,499
Gross client cash outflows	(4,452)	(5,425)	(518)	(2,613)	(1,762)	(71)	(1,514)	(2,073)	(619)	—	(19,047)
Net client cash flows (1)	(1,440)	(3,169)	(133)	2,036	(192)	145	(115)	(877)	163	34	(3,548)
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(89)	—	—	—	(89)
Investment returns and other	(17,030)	(8,186)	(1,145)	(4,461)	(4,162)	(315)	(868)	(3,089)	(1,314)	—	(40,570)
Ending assets under management	$33,964	$21,643	$6,775	$29,391	$22,390	$1,003	$7,085	$4,136	$4,126	$34	$130,547
Average assets under management (3)	$41,592	$27,216	$7,641	$31,681	$25,370	$1,063	$7,893	$5,823	$4,658	$31	$152,953
June 30, 2021
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$—	$157,776
Gross client cash inflows	4,199	2,670	189	4,047	2,896	281	1,824	2,078	688	—	18,872
Gross client cash outflows	(6,549)	(2,646)	(768)	(2,264)	(2,122)	(26)	(638)	(1,232)	(175)	—	(16,420)
Net client cash flows (1)	(2,350)	24	(579)	1,783	774	255	1,186	846	513	—	2,452
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(75)	—	—	—	(75)
Investment returns and other	3,182	2,086	1,359	3,814	3,324	64	336	615	281	—	15,061
Ending assets under management	$53,517	$34,166	$7,929	$29,720	$26,515	$998	$7,785	$10,314	$4,270	$—	$175,214
Average assets under management	$52,384	$33,245	$7,705	$27,392	$24,540	$805	$7,029	$9,674	$3,966	$—	$166,740
(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested.
(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) For the EMsights Capital Group, average assets under management is for the period beginning March 31, 2022, when the team’s first strategy began investment operations.
The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, client type and distribution channel. As distribution channels have evolved to have more institutional-like decision making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of June 30, 2022		As of June 30, 2021
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$82,794	63.4%	$110,994	63.4%
Intermediary	41,937	32.1%	56,618	32.3%
Retail	5,816	4.5%	7,602	4.3%
Ending Assets Under Management	$130,547	100.0%	$175,214	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 10% of our total assets under management as of June 30, 2022.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2022	(unaudited; in millions)
Beginning assets under management	$76,848	$82,773	$159,621
Gross client cash inflows	4,913	1,705	6,618
Gross client cash outflows	(7,047)	(3,818)	(10,865)
Net client cash flows (2)	(2,134)	(2,113)	(4,247)
Artisan Funds' distributions not reinvested (3)	(44)	—	(44)
Investment returns and other	(11,613)	(13,170)	(24,783)
Net transfers (4)	(24)	24	—
Ending assets under management	$63,033	$67,514	$130,547
Average assets under management	$69,357	$74,566	$143,923
June 30, 2021
Beginning assets under management	$78,789	$84,094	$162,883
Gross client cash inflows	5,666	3,099	8,765
Gross client cash outflows	(4,005)	(3,711)	(7,716)
Net client cash flows (2)	1,661	(612)	1,049
Artisan Funds' distributions not reinvested (3)	(38)	—	(38)
Investment returns and other	5,316	6,004	11,320
Net transfers (4)	(41)	41	—
Ending assets under management	$85,687	$89,527	$175,214
Average assets under management	$82,931	$87,558	$170,489

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2022	(unaudited; in millions)
Beginning assets under management	$84,363	$90,391	$174,754
Gross client cash inflows	11,284	4,215	15,499
Gross client cash outflows	(13,236)	(5,811)	(19,047)
Net client cash flows (2)	(1,952)	(1,596)	(3,548)
Artisan Funds' distributions not reinvested (3)	(89)	—	(89)
Investment returns and other	(19,224)	(21,346)	(40,570)
Net transfers (4)	(65)	65	—
Ending assets under management	$63,033	$67,514	$130,547
Average assets under management	$73,858	$79,095	$152,953
June 30, 2021
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	13,267	5,605	18,872
Gross client cash outflows	(9,026)	(7,394)	(16,420)
Net client cash flows (2)	4,241	(1,789)	2,452
Artisan Funds' distributions not reinvested (3)	(75)	—	(75)
Investment returns and other	6,853	8,208	15,061
Net transfers (4)	(78)	78	—
Ending assets under management	$85,687	$89,527	$175,214
Average assets under management	$80,644	$86,096	$166,740

(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of June 30, 2022, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $85 million.

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

Results of Operations
Three months ended June 30, 2022, compared to Three months ended June 30, 2021

	For the Three Months Ended June 30,		For the Period-to-Period
	2022	2021	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$251.4	$304.9	$(53.5)	(18)%
Operating Expenses
Total compensation and benefits	127.4	138.0	(10.6)	(8)%
Other operating expenses	35.6	29.1	6.5	22%
Total operating expenses	163.0	167.1	(4.1)	(2)%
Total operating income	88.4	137.8	(49.4)	(36)%
Non-operating income (expense)
Interest expense	(2.7)	(2.7)	—	—%
Other non-operating income (expense)	(25.3)	12.3	(37.6)	(306)%
Total non-operating income (expense)	(28.0)	9.6	(37.6)	(392)%
Income before income taxes	60.4	147.4	(87.0)	(59)%
Provision for income taxes	13.2	28.5	(15.3)	(54)%
Net income before noncontrolling interests	47.2	118.9	(71.7)	(60)%
Less: Noncontrolling interests - Artisan Partners Holdings	10.6	25.7	(15.1)	(59)%
Less: Noncontrolling interests - consolidated investment products	(7.7)	5.0	(12.7)	(254)%
Net income attributable to Artisan Partners Asset Management Inc.	$44.3	$88.2	$(43.9)	(50)%
Share Data
Basic earnings per share	$0.62	$1.33
Diluted earnings per share	$0.62	$1.33
Basic weighted average number of common shares outstanding	62,320,372	59,821,804
Diluted weighted average number of common shares outstanding	62,350,383	59,838,374
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $130.5 billion of assets under management as of June 30, 2022 have performance fee billing arrangements. Performance fees of $0.1 million were recognized in the three months ended June 30, 2022, compared to $4.1 million in the three months ended June 30, 2021.

The decrease in revenues of $53.5 million, or 18%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was driven primarily by a $26.6 billion, or 15.6% decrease in our average assets under management, in addition to a $4.0 million decrease in performance fee revenue. The weighted average investment management fee, which excludes performance fees, was 70.1 basis points for the three months ended June 30, 2022, compared to 70.8 basis points for the three months ended June 30, 2021.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2022	2021	2022	2021
	(unaudited; dollars in millions)
Investment advisory fees	$94.8	$116.2	$156.6	$188.7
Weighted average management fee(2)	51.0 bps	51.4 bps	90.5 bps	91.3 bps
Percentage of ending AUM	52%	51%	48%	49%
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
Operating Expenses
Our operating expenses decreased $4.1 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to a decline in incentive compensation expense as a result of lower revenues, partially offset by increased travel, occupancy and technology costs and higher fixed compensation costs reflecting annual merit increases and the hiring of additional associates, including the EMsights Capital Group. Travel expenses increased during the quarter to a level consistent with 2019 quarterly expense.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$115.4	$125.9	$(10.5)	(8)%
Long-term incentive compensation awards	12.0	12.1	(0.1)	(1)%
Total compensation and benefits	$127.4	$138.0	$(10.6)	(8)%
(1) Excluding long-term incentive compensation awards
The decrease in salaries, incentive compensation and benefits was driven primarily by a $16.8 million decrease in quarterly incentive compensation for our investment and marketing professionals as a result of the decrease in revenue, partially offset by an increase in fixed compensation and benefits expense related to merit increases and increased headcount in 2022, including members of the EMsights Capital Group.
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
Total compensation and benefits was 51% and 45% of our revenues for the three months ended June 30, 2022, and 2021, respectively.
Other operating expenses
Other operating expenses increased $6.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in travel expenses, occupancy and higher technology expenses as a result of firm initiatives.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended June 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Interest expense	$(2.7)	$(2.7)	$—	—%
Net investment gain (loss) of consolidated investment products	(11.9)	8.4	(20.3)	(242)%
Other investment gain (loss)	(13.4)	3.9	(17.3)	(444)%
Total non-operating income (expense)	$(28.0)	$9.6	$(37.6)	(392)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2022 and 2021 was 21.9% and 19.3%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 17% and 20% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended June 30, 2022 and 2021, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

Six months ended June 30, 2022, compared to Six months ended June 30, 2021

	For the Six Months Ended June 30,		Period-to-Period
	2022	2021	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$533.0	$595.6	$(62.6)	(11)%
Operating Expenses
Total compensation and benefits	267.3	277.5	(10.2)	(4)%
Other operating expenses	70.3	58.5	11.8	20%
Total operating expenses	337.6	336.0	1.6	—%
Total operating income	195.4	259.6	(64.2)	(25)%
Non-operating income (expense)
Interest expense	(5.4)	(5.4)	—	—%
Other non-operating income (expense)	(28.4)	19.4	(47.8)	(246)%
Total non-operating income (expense)	(33.8)	14.0	(47.8)	(341)%
Income before income taxes	161.6	273.6	(112.0)	(41)%
Provision for income taxes	32.0	50.1	(18.1)	(36)%
Net income before noncontrolling interests	129.6	223.5	(93.9)	(42)%
Less: Noncontrolling interests - Artisan Partners Holdings	26.2	49.3	(23.1)	(47)%
Less: Noncontrolling interests - consolidated investment products	(6.3)	8.7	(15.0)	(172)%
Net income attributable to Artisan Partners Asset Management Inc.	$109.7	$165.5	$(55.8)	(34)%
Share Data
Basic earnings per share	$1.52	$2.54
Diluted earnings per share	$1.52	$2.54
Basic weighted average number of common shares outstanding	62,180,483	59,292,982
Diluted weighted average number of common shares outstanding	62,211,148	59,308,759
Investment Advisory Revenues
The decrease in revenues of $62.6 million, or 11%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was driven primarily by a $13.7 billion, or 8%, decrease in our average assets under management, in addition to a $10.5 million decrease in performance fee revenue. The weighted average management fee, which excludes performance fees, was 70.3 basis points for the six months ended June 30, 2022 compared to 70.8 basis points for the six months ended June 30, 2021. Performance fees of $0.3 million were recognized in the six months ended June 30, 2022, compared to $10.8 million in the six months ended June 30, 2021.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (2)		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2022	2021	2022	2021
	(unaudited; dollars in millions)
Investment advisory fees	$200.9	$230.2	$332.1	$365.4
Weighted average management fee(1)	51.2 bps	51.5 bps	90.7 bps	91.4 bps
Percentage of ending AUM	52%	51%	48%	49%
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

Operating Expenses
Operating expenses increased $1.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily as a result of increased travel, occupancy and technology costs and higher fixed compensation costs reflecting annual merit increases and the hiring of additional associates, including the EMsights Capital Group. The increases were mostly offset by a decline in incentive compensation expense as a result of lower revenues.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$242.6	$254.3	$(11.7)	(5)%
Long-term incentive compensation awards	24.7	23.2	1.5	6%
Total compensation and benefits	$267.3	$277.5	$(10.2)	(4)%
(1) Excluding long-term incentive compensation awards
The decrease in salaries, incentive compensation and benefits was driven primarily by a $22.8 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue, offset by higher fixed compensation costs reflecting annual merit increases and the hiring of additional associates, including the EMsights Capital Group.
Long-term incentive compensation award expense increased $1.5 million as the awards granted during 2021 and 2022 had a higher value than the awards that became fully vested in 2021 and 2022.
Total compensation and benefits was 50% and 47% of our revenues for the six months ended June 30, 2022, and 2021, respectively.
Other operating expenses
Other operating expenses increased $11.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in travel expenses, occupancy and higher technology expenses as a result of firm initiatives.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Six Months Ended June 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Interest expense	$(5.4)	$(5.4)	$—	—%
Net investment gain (loss) of consolidated investment products	(10.7)	15.3	(26.0)	(170)%
Net gain (loss) on the tax receivable agreements	0.5	—	0.5	0%
Other investment gain (loss)	(18.2)	4.1	(22.3)	(544)%
Total non-operating income (expense)	$(33.8)	$14.0	$(47.8)	(341)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 19.9% and 18.3% for the six months ended June 30, 2022 and 2021, respectively.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 17% and 20% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the six months ended June 30, 2022 and 2021, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and by the tax deduction related to the vesting of restricted share-based awards.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.
Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, and (3) net investment gain (loss) of investment products. These adjustments also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, and (3) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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
Compensation expense (reversal) related to market valuation changes in compensation plans represents the expense (income) associated with the change in the long term incentive award liability resulting from investment returns of the underlying investment products. Because the compensation expense impact of the investment market exposure is economically hedged, management believes it is useful to reflect the expected net income offset in the calculation of adjusted operating income, adjusted net income, and adjusted EBITDA. The related investment gain (loss) on the underlying investments is included in the adjustment for net investment gain (loss) of investment products.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$44.3	$88.2	$109.7	$165.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	10.6	25.7	26.2	49.3
Add back: Provision for income taxes	13.2	28.5	32.0	50.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.9)	0.2	(2.8)	0.2
Add back: Net (gain) loss on the tax receivable agreements	—	—	(0.5)	—
Add back: Net investment (gain) loss of investment products attributable to APAM	17.8	(7.2)	22.9	(10.5)
Less: Adjusted provision for income taxes	20.8	33.5	46.3	62.9
Adjusted net income (Non-GAAP)	$63.2	$101.9	$141.2	$191.7

Average shares outstanding
Class A common shares	62.3	59.8	62.2	59.3
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.8	5.6	5.6	5.5
Artisan Partners Holdings units outstanding (noncontrolling interests)	12.2	14.3	12.3	14.6
Adjusted shares	80.3	79.7	80.1	79.4

Basic earnings per share (GAAP)	$0.62	$1.33	$1.52	$2.54
Diluted earnings per share (GAAP)	$0.62	$1.33	$1.52	$2.54
Adjusted net income per adjusted share (Non-GAAP)	$0.79	$1.28	$1.76	$2.41

Operating income (GAAP)	$88.4	$137.8	$195.4	$259.6
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.9)	0.2	(2.8)	0.2
Adjusted operating income (Non-GAAP)	$86.5	$138.0	$192.6	$259.8

Operating margin (GAAP)	35.2%	45.2%	36.7%	43.6%
Adjusted operating margin (Non-GAAP)	34.4%	45.3%	36.1%	43.6%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$44.3	$88.2	$109.7	$165.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	10.6	25.7	26.2	49.3
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.9)	0.2	(2.8)	0.2
Add back: Net (gain) loss on the tax receivable agreements	—	—	(0.5)	—
Add back: Net investment (gain) loss of investment products attributable to APAM	17.8	(7.2)	22.9	(10.5)
Add back: Interest expense	2.7	2.7	5.4	5.4
Add back: Provision for income taxes	13.2	28.5	32.0	50.1
Add back: Depreciation and amortization	1.8	1.7	3.5	3.3
Adjusted EBITDA (Non-GAAP)	$88.5	$139.8	$196.4	$263.3

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited; in millions)
Cash and cash equivalents	$150.7	$189.2
Accounts receivable	$126.2	$115.9
Seed investments(1)	$90.8	$71.9
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $65.0 million of investments made related to funded long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2022, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of June 30, 2022, the balance of all seed investments, including investments in consolidated investment products, was $90.8 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion.
During the six months ended June 30, 2022, we also made investments of $48.0 million related to funded long-term incentive compensation plans. As of June 30, 2022, the value of investments held related to funded long-term incentive compensation plans was $65.0 million.
In July 2022, Artisan made additional seed investments of $30.0 million in certain sub-funds of the Artisan Global Funds launched by the EMsights Capital Group. We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make seed investments in new investment strategies and vehicles.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2022. The notes are comprised of three series, Series C, Series D, and Series E, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the six months ended June 30, 2022.
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
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2022.
We have obtained commitments to extend the revolving credit facility through August 2027. We expect to execute the amendment and restatement of the revolving credit facility on August 16, 2022 to be effective upon the termination of the current credit facility.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2022 and 2021, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$20.5	$30.4	$31.7	$42.3
Holdings Partnership Distributions to APAM	102.3	125.9	162.7	174.4
Total Holdings Partnership Distributions	$122.8	$156.3	$194.4	$216.7
On August 2, 2022, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $34.4 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2022 and 2021:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Quarterly	Class A Common	$0.76	$0.88	$1.79	$1.85
Special Annual	Class A Common	$—	$—	$0.72	$0.31
Our board of directors declared, effective August 2, 2022, a variable quarterly dividend of $0.60 per share of Class A common stock with respect to the June quarter of 2022, payable on August 31, 2022 to stockholders of record as of the close of business on August 17, 2022. The variable quarterly dividend represents approximately 80% of the cash generated in the June quarter of 2022 and a pro-rata portion of 2022 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $401.0 million liability as of June 30, 2022. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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

Cash Flows

	For the Six Months Ended June 30,
	2022	2021
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$200.8	$199.5
Net cash provided by operating activities	218.1	259.5
Net cash used in investing activities	(53.1)	(25.1)
Net cash used in financing activities	(201.9)	(157.3)
Net impact of deconsolidation of consolidated investment products	—	(34.8)
Cash, cash equivalents and restricted cash as of June 30	$163.9	$241.8
Net cash provided by operating activities decreased $41.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a decrease in operating income resulting from lower revenues. For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, our operating income, excluding share-based related compensation expense, decreased $64.2 million. The decrease in operating cash flows was partially offset by a $18.6 million increase in cash provided by consolidated investment products.
Net cash used in investment activities increased $28.0 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to a $22.5 million increase in net purchases of investment securities, primarily related to investments made in connection with the funding of a long-term incentive compensation plan, and a $5.5 million increase in the acquisition of property and equipment and leasehold improvements.
Net cash used by financing activities increased $44.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a $31.2 million increase in dividends paid, and a $23.5 million decrease in contributions from noncontrolling interests in our consolidated investment products, partially offset by a $10.6 million decrease in distributions to limited partners.
During the six months ended June 30, 2021, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $34.8 million decrease in cash, cash equivalents and restricted cash.
Certain Contractual Obligations
As of June 30, 2022, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $425.4 million at December 31, 2021 to $401.0 million at June 30, 2022. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. In 2022, we expect to make payments of approximately $33.5 million related to the TRAs, $25.1 million of which we paid on April 18, 2022.
As of June 30, 2022, the Company had entered into three office leases that had not commenced, resulting in a $7.2 million increase in the Company's undiscounted future operating lease payment obligations. See Note 14, “Leases” for additional details on the Company's contractual lease obligations.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended June 30, 2022.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021; (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2022 and 2021.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: August 4, 2022

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)