Form 10-Q
period 2022-09-30
Artisan Partners Asset Management Inc.
filed 2022-11-03
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 28, 2022 were 67,911,057, 2,589,388 and 9,111,117, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$168,123	$189,226
Accounts receivable	103,434	115,850
Investment securities	78,240	47,878
Property and equipment, net	47,398	35,313
Deferred tax assets	484,756	497,902
Restricted cash	629	629
Prepaid expenses and other assets	19,493	20,282
Operating lease assets	104,774	88,642
Assets of consolidated investment products
Cash and cash equivalents	18,870	10,916
Accounts receivable and other	52,865	6,408
Investment assets, at fair value	264,302	195,001
Total assets	$1,342,884	$1,208,047

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$26,276	$28,992
Accrued incentive compensation	105,971	7,521
Borrowings	199,007	199,444
Operating lease liabilities	123,476	100,303
Amounts payable under tax receivable agreements	398,247	425,427
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	84,862	20,185
Investment liabilities, at fair value	21,051	19,179
Total liabilities	958,890	801,051
Commitments and contingencies
Redeemable noncontrolling interests	128,881	111,035
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 67,911,928 and 66,699,872 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	679	667
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 2,589,388 and 3,206,580 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	26	32
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,111,117 and 9,128,617 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	91	91
Additional paid-in capital	163,769	141,835
Retained earnings	78,641	134,889
Accumulated other comprehensive income (loss)	(4,289)	(1,310)
Total Artisan Partners Asset Management Inc. stockholders’ equity	238,917	276,204
Noncontrolling interests - Artisan Partners Holdings	16,196	19,757
Total stockholders’ equity	$255,113	$295,961
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,342,884	$1,208,047

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Management fees	$234,191	$316,176	$766,901	$901,011
Performance fees	121	398	397	11,189
Total revenues	$234,312	$316,574	$767,298	$912,200
Operating Expenses
Compensation and benefits	122,033	142,235	389,359	419,713
Distribution, servicing and marketing	5,593	8,131	18,952	23,707
Occupancy	7,127	5,560	20,407	16,260
Communication and technology	11,945	10,873	35,833	31,150
General and administrative	8,888	6,717	28,622	18,700
Total operating expenses	155,586	173,516	493,173	509,530
Total operating income	78,726	143,058	274,125	402,670
Non-operating income (expense)
Interest expense	(2,428)	(2,711)	(7,853)	(8,116)
Net gain (loss) on the tax receivable agreements	431	358	913	358
Net investment gain (loss) of consolidated investment products	(3,936)	2,824	(14,605)	18,068
Other net investment gain (loss)	(5,563)	(2,109)	(23,729)	2,022
Total non-operating income (expense)	(11,496)	(1,638)	(45,274)	12,332
Income before income taxes	67,230	141,420	228,851	415,002
Provision for income taxes	14,750	28,054	46,761	78,137
Net income before noncontrolling interests	52,480	113,366	182,090	336,865
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	10,999	24,796	37,150	74,064
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	(2,754)	2,157	(9,007)	10,903
Net income attributable to Artisan Partners Asset Management Inc.	$44,235	$86,413	$153,947	$251,898

Basic earnings per share	$0.65	$1.30	$2.17	$3.84
Diluted earnings per share	$0.65	$1.30	$2.17	$3.84
Basic weighted average number of common shares outstanding	62,623,434	59,965,549	62,329,756	59,519,634
Diluted weighted average number of common shares outstanding	62,632,660	59,982,774	62,353,275	59,535,894
Dividends declared per Class A common share	$0.60	$1.00	$3.11	$3.16

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income before noncontrolling interests	$52,480	$113,366	$182,090	$336,865
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1,518)	(595)	(3,476)	(358)
Total other comprehensive income (loss)	(1,518)	(595)	(3,476)	(358)
Comprehensive income	50,962	112,771	178,614	336,507
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	10,800	24,697	36,654	74,028
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	(2,754)	2,157	(9,007)	10,903
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$42,916	$85,917	$150,967	$251,576

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended September 30, 2022	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2022	$674	$31	$91	$153,134	$75,443	$(2,971)	$16,892	$243,294	$127,078
Net income	—	—	—	—	44,235	—	10,999	55,234	(2,754)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(1,294)	(224)	(1,518)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	889	—	(24)	(865)	—	—
Amortization of equity-based compensation	—	—	—	8,660	—	—	1,499	10,159	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,378	—	—	—	1,378	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(7)	—	—	—	(7)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Employee net share settlement	—	—	—	(285)	(1)	—	(48)	(334)	—
Exchange of subsidiary equity	5	(5)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	4,557
Distributions	—	—	—	—	—	—	(12,026)	(12,026)	—
Dividends	—	—	—	—	(41,036)	—	(31)	(41,067)	—
Balance at September 30, 2022	$679	$26	$91	$163,769	$78,641	$(4,289)	$16,196	$255,113	$128,881

Three months ended September 30, 2021	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2021	$648	$36	$106	$119,855	$100,429	$(817)	$20,207	$240,464	$90,458
Net income	—	—	—	—	86,413	—	24,795	111,208	2,157
Other comprehensive income - foreign currency translation	—	—	—	—	—	(489)	(106)	(595)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(412)	—	(7)	419	—	—
Amortization of equity-based compensation	—	—	—	8,029	—	—	1,716	9,745	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,154	—	—	—	1,154	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(5)	—	—	—	(5)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	4	—	(4)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	4,776
Distributions	—	—	—	—	—	—	(25,629)	(25,629)	—
Dividends	—	—	—	—	(65,345)	—	(44)	(65,389)	—
Balance at September 30, 2021	$652	$36	$102	$128,621	$121,497	$(1,313)	$21,358	$270,953	$97,391

The accompanying notes are an integral part of the consolidated financial statements.

Nine months ended September 30, 2022	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2022	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035
Net income	—	—	—	—	153,947	—	37,150	191,097	(9,007)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(2,950)	(526)	(3,476)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(262)	—	(29)	291	—	—
Amortization of equity-based compensation	—	—	—	27,026	—	—	4,587	31,613	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,708	—	—	—	1,708	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(9)	—	—	—	(9)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	8	—	—	(8)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(6,521)	(26)	—	(1,205)	(7,754)	—
Exchange of subsidiary equity	6	(6)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	36,126
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(9,273)
Distributions	—	—	—	—	—	—	(43,721)	(43,721)	—
Dividends	—	—	—	—	(210,169)	—	(137)	(210,306)	—
Balance at September 30, 2022	$679	$26	$91	$163,769	$78,641	$(4,289)	$16,196	$255,113	$128,881

Nine months ended September 30, 2021	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2021	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	251,898	—	74,064	325,962	10,903
Other comprehensive income - foreign currency translation	—	—	—	—	—	(301)	(57)	(358)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,256)	—	(21)	1,277	—	—
Amortization of equity-based compensation	—	—	—	24,798	—	—	5,301	30,099	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4,994	—	—	—	4,994	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,651	—	—	—	46,661	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(7,380)	—	—	(1,777)	(9,159)	—
Exchange of subsidiary equity	7	(2)	(5)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	59,818
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(67,083)
Distributions	—	—	—	—	—	—	(67,889)	(67,889)	—
Dividends	—	—	—	—	(203,345)	—	(126)	(203,471)	—
Balance at September 30, 2021	$652	$36	$102	$128,621	$121,497	$(1,313)	$21,358	$270,953	$97,391
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income before noncontrolling interests	$182,090	$336,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,618	5,081
Deferred income taxes	21,697	28,411
Noncash lease expense	1,271	(1,272)
Net investment (gain) loss on nonconsolidated investment securities	23,777	(2,230)
Net (gain) loss on the tax receivable agreements	(913)	(358)
(Gain) loss on disposal of property and equipment	38	1
Amortization of debt issuance costs	329	304
Share-based compensation	31,613	30,099
Net investment (gain) loss of consolidated investment products	14,605	(18,068)
Purchase of investments by consolidated investment products	(319,093)	(190,614)
Proceeds from sale of investments by consolidated investment products	151,198	127,863
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	12,416	(22,260)
Prepaid expenses and other assets	2,527	(4,214)
Accounts payable and accrued expenses	94,611	113,355
Net change in operating assets and liabilities of consolidated investment products	84,838	1,205
Net cash provided by operating activities	306,622	404,168
Cash flows from investing activities
Acquisition of property and equipment	(5,284)	(1,791)
Leasehold improvements	(11,007)	(3,338)
Proceeds from sale of investment securities	5,164	12,813
Purchase of investment securities	(49,337)	(33,820)
Net cash used in investing activities	(60,464)	(26,136)
Cash flows from financing activities
Partnership distributions	(43,721)	(67,889)
Dividends paid	(210,306)	(203,471)
Payment of debt issuance costs	(543)	—
Proceeds from issuance of notes payable	90,000	—
Principal payments on notes payable	(90,000)	—
Payment under the tax receivable agreements	(33,109)	(31,250)
Net proceeds from issuance of common stock	—	46,928
Payment of costs directly associated with the issuance of Class A common stock	—	(244)
Purchase of equity and subsidiary equity	—	(46,928)
Taxes paid related to employee net share settlement	(7,754)	(9,159)
Capital contributions to consolidated investment products, net	36,126	59,818
Net cash used in financing activities	(259,307)	(252,195)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,149)	125,837
Net cash impact of deconsolidation of CIPs	—	(34,823)
Cash, cash equivalents and restricted cash
Beginning of period	200,771	199,450
End of period	$187,622	$290,464
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$168,123	$273,253
Restricted cash	629	629
Cash and cash equivalents of consolidated investment products	18,870	16,582
Cash, cash equivalents and restricted cash	$187,622	$290,464
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$8,327	$28,548
Establishment of amounts payable under tax receivable agreements	5,929	23,206
Increase in investment securities due to deconsolidation of CIPs	9,970	20,900
Operating lease assets obtained in exchange for operating lease liabilities	32,070	2,434
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except share and per share amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management Inc. (“APAM”), through its subsidiaries, is an investment management firm focused on providing high-value added, active investment strategies to sophisticated clients globally. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company".
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2022, APAM held approximately 85% of the equity ownership interest in Holdings.
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
Artisan serves as the investment adviser to Artisan Funds, Artisan Global Funds and Artisan Private Funds. Artisan Funds and Artisan Global Funds are corporate entities, the business and affairs of which are managed by their respective boards of directors. The shareholders of the funds retain voting rights, including rights to elect and reelect members of their respective boards of directors. Each series of Artisan Funds is a VOE and is separately evaluated for consolidation under the VOE model. The shareholders of Artisan Global Funds lack simple majority liquidation rights, and as a result, each sub-fund of Artisan Global Funds is evaluated for consolidation under the VIE model. Artisan Private Funds are also evaluated for consolidation under the VIE model because third-party equity holders of the funds generally lack the ability to divest Artisan of its control of the funds.
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of September 30, 2022, Artisan had a controlling financial interest in two series of Artisan Funds, five sub-funds of Artisan Global Funds, and two Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Recent accounting pronouncements
None.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of September 30, 2022	As of December 31, 2021
Investments in equity securities	$69,540	$37,179
Investments in equity securities accounted for under the equity method	8,700	10,699
Total investment securities	$78,240	$47,878
Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of September 30, 2022 and December 31, 2021, Artisan held investment securities of $57.3 million and $36.5 million, respectively, related to funded long-term incentive compensation plans. Unrealized gain (loss) related to investment securities held at the end of the periods indicated below were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss) on investment securities held at the end of the period	$(6,675)	$(2,098)	$(24,145)	$1,516

Other net investment gain (loss) is presented within the non-operating income (expense) section of the Consolidated Statements of Operations. The components of other net investment gain (loss) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net investment gain (loss) on nonconsolidated seed investments	$(1,649)	$(1,741)	$(4,585)	$113
Net investment gain (loss) on franchise capital investments	(3,987)	(357)	(19,192)	2,117
Other	73	(11)	48	(208)
Other net investment gain (loss)	$(5,563)	$(2,109)	$(23,729)	$2,022

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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2022 and December 31, 2021:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2022
Assets
Money market funds	$19,556	$—	$19,556	$—	$—
Equity securities	78,240	8,296	69,944	—	—

December 31, 2021
Assets
Money market funds	$37,861	$—	$37,861	$—	$—
Equity securities	47,878	9,975	37,903	—	—
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

Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2022 and December 31, 2021:

	Maturity	As of September 30, 2022	As of December 31, 2021	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series C	August 2022	—	90,000	5.82%
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	—	3.10%
Total gross borrowings		$200,000	$200,000
Debt issuance costs		$(993)	$(556)
Total borrowings		$199,007	$199,444
The fair value of borrowings was approximately $176.9 million as of September 30, 2022. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
On August 16, 2022, Artisan Partners Holdings issued $90.0 million of 3.10% Series F notes pursuant to an agreement executed in December 2021 and used the proceeds to repay the $90.0 million of 5.82% Series C notes that matured on August 16, 2022. In addition, Holdings amended and extended its $100.0 million revolving credit facility for an additional five-year period. The Company incurred debt issuance costs related to the notes and revolving credit facility of $0.6 million and $1.1 million, respectively, which are amortized as interest expense over the life of the instrument.
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.3 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively, and $7.4 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the aggregate maturities of debt obligations, based on their contractual terms, are as follows:

2022	$—
2023	—
2024	—
2025	60,000
2026	—
Thereafter	140,000
Total	$200,000

Note 6. Variable Interest Entities and Consolidated Investment Products
Artisan serves as the investment adviser for various types of investment products, consisting of both VIEs and VOEs. Artisan consolidates an investment product if it has a controlling financial interest in the entity. See Note 2, ”Summary of Significant Accounting Policies”. Any such entities are collectively referred to herein as consolidated investment products or CIPs.
As of September 30, 2022, Artisan is considered to have a controlling financial interest in two series of Artisan Funds, five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $101.2 million.

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
During the nine months ended September 30, 2022, the Company determined that it no longer had a controlling financial interest in one series fund of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statements of operations for the nine months ended September 30, 2022. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $9.6 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of September 30, 2022, Artisan held direct equity investments of $8.7 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on the judgment of pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2022 and December 31, 2021:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets
Money market funds	$18,077	$18,077	$—	$—
Equity securities - long position	40,885	38,625	2,260	—
Fixed income instruments - long position	222,889	—	218,417	4,472
Derivative assets	528	210	318	—

Liabilities
Equity securities - short position	$2,322	$2,322	$—	$—
Fixed income instruments - short position	17,173	—	17,173	—
Derivative liabilities	1,556	1,433	123	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money market funds	$7,908	$7,908	$—	$—
Equity securities - long position	33,583	31,838	1,745	—
Fixed income instruments - long position	161,177	—	156,240	4,937
Derivative assets	241	—	241	—

Liabilities
Equity securities - short position	$3,427	$3,427	$—	$—
Fixed income instruments - short position	15,570	—	15,570	—
Derivative liabilities	182	4	178	—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of September 30, 2022	As of December 31, 2021
Net CIP assets included in the table above	$261,328	$183,730
Net CIP assets/(liabilities) not included in the table above	(31,204)	(10,769)
Total Net CIP assets	230,124	172,961
Less: redeemable noncontrolling interests	128,881	111,035
Artisan’s direct equity investment in CIPs	$101,243	$61,926
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2022, APAM held approximately 85% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2022, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2021	66,699,872	12,335,197	79,035,069	84%
Holdings Common Unit Exchanges	634,692	(634,692)	—	1%
Issuance of APAM Restricted Shares (1)	787,372	—	787,372	—%
Delivery of Shares Underlying RSUs (1)	1,060	—	1,060	—%
Restricted Share Award Net Share Settlement (1)	(195,319)	—	(195,319)	—%
Forfeitures from Employee Terminations (1)	(15,749)	—	(15,749)	—%
Balance at September 30, 2022	67,911,928	11,700,505	79,612,433	85%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Nine Months Ended September 30,
	2022	2021
Additional paid-in capital	$(262)	$(1,256)
Noncontrolling interests - Artisan Partners Holdings	291	1,277
Accumulated other comprehensive income (loss)	(29)	(21)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.5 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of September 30, 2022 and December 31, 2021, respectively:

		Outstanding
	Authorized	As of September 30, 2022	As of December 31, 2021	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	67,911,928	66,699,872	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	2,589,388	3,206,580	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,111,117	9,128,617	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2022, Artisan’s employees held 5,302,997 restricted shares of Class A common stock and all 2,589,388 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2022 and 2021:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Quarterly	Class A Common	$0.60	$1.00	$2.39	$2.85
Special Annual	Class A Common	$—	$—	$0.72	$0.31

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2022:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2021	79,035,069	66,699,872	3,206,580	9,128,617
Holdings Common Unit Exchanges	—	634,692	(617,192)	(17,500)
Restricted Share Award Grants	787,372	787,372	—	—
Restricted Share Award Net Share Settlement	(195,319)	(195,319)	—	—
Delivery of Shares Underlying RSUs	1,060	1,060	—	—
Employee/Partner Terminations	(15,749)	(15,749)	—	—
Balance at September 30, 2022	79,612,433	67,911,928	2,589,388	9,111,117

(1) There were 367,392 and 327,713 restricted stock units outstanding at September 30, 2022 and December 31, 2021, respectively. In addition, there were 231,170 and 135,230 performance share units outstanding at September 30, 2022 and December 31, 2021 respectively. Based on the quarter-end status of the market and performance conditions, the 231,170 unvested performance share units would ultimately result in the issuance of 231,173 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Holdings Partnership Distributions to Limited Partners	$12,026	$25,629	$43,721	$67,889
Holdings Partnership Distributions to APAM	64,441	110,555	227,165	285,007
Total Holdings Partnership Distributions	$76,467	$136,184	$270,886	$352,896
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees
Artisan Funds	$135,919	$186,254	$445,260	$528,924
Artisan Global Funds	10,423	12,822	33,192	35,568
Separate accounts and other (1)	87,849	117,100	288,449	336,519
Performance fees
Separate accounts and other (1)	121	398	397	11,189
Total revenues (2)	$234,312	$316,574	$767,298	$912,200
(1) Separate accounts and other revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 15, “Related Party Transactions”.

The following table presents the balances of receivables related to contracts with customers:

Customer	As of September 30, 2022	As of December 31, 2021
Artisan Funds	$4,087	$5,874
Artisan Global Funds	4,065	5,433
Separate accounts and other	70,867	98,568
Total receivables from contracts with customers	$79,019	$109,875
Non-customer receivables	24,415	5,975
Accounts receivable	$103,434	$115,850
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
Artisan had no other contract assets or liabilities from contracts with customers as of September 30, 2022 or December 31, 2021.
Non-customer receivables includes state tax payments on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, and seed principal redemptions not yet collected.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Salaries, incentive compensation and benefits (1)	$109,563	$130,831	$352,221	$385,106
Long-term cash incentive compensation expense	2,453	1,806	7,065	4,941
Restricted share-based award compensation expense	10,017	9,598	30,073	29,666
Long-term incentive compensation expense	12,470	11,404	37,138	34,607
Total compensation and benefits	$122,033	$142,235	$389,359	$419,713

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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 2,964,660 shares of Class A common stock were reserved and available for issuance under the Plan as of September 30, 2022.
During the nine months ended September 30, 2022, Artisan granted 787,372 restricted stock awards, 1,331 restricted stock units, and 95,940 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2022 grant is expected to be approximately $38.0 million.
The following tables summarize the restricted share-based award activity for the nine months ended September 30, 2022:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2022	$38.18	5,245,394
Granted	41.86	788,703
Forfeited	39.99	(15,749)
Vested	35.09	(605,550)
Unvested at September 30, 2022	$39.06	5,412,798

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2022	$61.42	135,230
Granted	53.50	95,940
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2022	$58.13	231,170
Based on the quarter-end status of the market and performance conditions, the 231,170 unvested performance share units would ultimately result in the issuance of 231,173 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of September 30, 2022 was $81.8 million with a weighted average recognition period of 3.5 years remaining. The unrecognized compensation expense for the unvested performance share units as of September 30, 2022 was $7.5 million with a weighted average recognition period of 2.6 years remaining.
During the nine months ended September 30, 2022, the Company withheld a total of 195,319 restricted shares and paid a total of $7.8 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the nine months ended September 30, 2022, Artisan granted $48.6 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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
The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statement of Operations Section	Statement of Operations Line Item	2022	2021	2022	2021
Operating expenses (benefit)	Compensation and benefits	$(1,490)	$83	$(4,138)	$297
Non-operating income (expense)	Other net investment gain (loss)	(3,987)	(356)	(19,192)	2,117
The franchise capital award liability was $9.8 million and $6.9 million as of September 30, 2022 and December 31, 2021, respectively, and is included in accrued incentive compensation in the unaudited consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of September 30, 2022 was $51.4 million with a weighted average recognition period of 4.2 years remaining.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2022, approximately 17% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards.
APAM’s effective tax rate was 20.4% and 18.8% for the nine months ended September 30, 2022 and 2021, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Current:
Federal	$5,934	$15,097	$19,606	$38,414
State and local	1,380	4,339	5,051	10,906
Foreign	129	152	407	406
Total	7,443	19,588	25,064	49,726
Deferred:
Federal	6,212	7,198	18,458	24,155
State and local	1,095	1,268	3,239	4,256
Total	7,307	8,466	21,697	28,411
Income tax expense (benefit)	$14,750	$28,054	$46,761	$78,137
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2022 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2021	$459,893	$425,427
2022 Holdings Common Unit Exchanges	8,050	6,842
Amortization	(31,581)	—
Payments under TRAs	—	(33,109)
Change in estimate	10	(913)
September 30, 2022	$436,372	$398,247
Net deferred tax assets comprise the following:

	As of September 30, 2022	As of December 31, 2021
Deferred tax assets:
Amortizable basis (1)	$436,372	$459,893
Other (2)	48,384	38,009
Total deferred tax assets	484,756	497,902
Less: valuation allowance (3)	—	—
Net deferred tax assets	$484,756	$497,902

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $0.2 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $24 thousand and $238 thousand as of September 30, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2022, U.S. federal income tax returns filed for the years 2019 through 2021 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2018 to 2021.

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
The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2022	2021	2022	2021
Numerator:
Net income attributable to APAM	$44,235	$86,413	$153,947	$251,898
Less: Allocation to participating securities	3,651	8,226	18,675	23,260
Net income available to common stockholders	$40,584	$78,187	$135,272	$228,638
Denominator:
Basic weighted average shares outstanding	62,623,434	59,965,549	62,329,756	59,519,634
Dilutive effect of nonparticipating share-based awards	9,226	17,225	23,519	16,260
Diluted weighted average shares outstanding	62,632,660	59,982,774	62,353,275	59,535,894
Earnings per share - Basic	$0.65	$1.30	$2.17	$3.84
Earnings per share - Diluted	$0.65	$1.30	$2.17	$3.84
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2022	2021	2022	2021
Holdings limited partnership units	11,928,838	14,146,934	12,145,755	14,486,932
Unvested restricted share-based awards	5,668,508	5,417,353	5,587,842	5,438,556
Total	17,597,346	19,564,287	17,733,597	19,925,488
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

Note 14. Leases
Operating lease expense was as follows:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Type	Classification	2022	2021	2022	2021
Parking leases	Compensation and benefits	$131	$130	$393	$388
Office leases	Occupancy	4,157	3,664	13,256	10,862
Variable lease cost (1)	Occupancy	410	14	486	44
Short-term lease cost (1)	Occupancy	268	97	699	257
Sublease income	Occupancy	—	(100)	(133)	(167)
Office equipment leases	Communication and technology	34	59	134	190
Total operating lease expense		$5,000	$3,864	$14,835	$11,574
(1) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
The table below presents the maturity of operating lease liabilities:

As of September 30, 2022
2022 (excluding the nine months ended September 30, 2022)	$3,787
2023	18,428
2024	18,595
2025	18,524
2026	17,783
Thereafter	70,519
Total undiscounted lease payments	$147,636
Adjustment to discount to present value	(24,160)
Operating lease liabilities	$123,476
As of September 30, 2022, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Nine Months Ended September 30,
	2022	2021
Weighted average discount rate	4.1%	4.6%
Weighted average remaining lease term	9.1 years	6.7 years
Operating cash flows for operating leases	$12,392	$12,779

Note 15. Related Party Transactions
Several of the current executive officers and directors of APAM or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At September 30, 2022 and December 31, 2021, accounts receivable included $16.7 million and $1.5 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2022	2021	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$136,216	$186,434	$446,417	$529,441
Elimination of fees from consolidated investment products (1)	(73)	—	(137)	—
Consolidated investment advisory fees (Gross of expense reimbursements)	$136,143	$186,434	$446,280	$529,441

Expense reimbursements	$352	$180	$1,320	$517
Elimination of expense reimbursements from consolidated investment products (1)	(128)	—	(300)	—
Consolidated expense reimbursements	$224	$180	$1,020	$517

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.70% to 1.85%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s annual expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are also employees of Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2022	2021	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$10,471	$12,873	$33,301	$35,672
Elimination of fees from consolidated investment products(1)	(58)	(19)	(94)	(56)
Consolidated investment advisory fees (Gross of expense reimbursements)	$10,413	$12,854	$33,207	$35,616

Expense reimbursements	$103	$147	$293	$334
Elimination of expense reimbursements from consolidated investment products (1)	(113)	(115)	(278)	(286)
Consolidated expense reimbursements	$(10)	$32	$15	$48

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
Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Private Funds	2022	2021	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$3,592	$3,785	$11,651	$9,269
Elimination of fees from consolidated investment products (1)	(147)	(117)	(430)	(332)
Consolidated investment advisory fees (Gross of expense reimbursements)	$3,445	$3,668	$11,221	$8,937

Expense reimbursements	$46	$67	$178	$221
Elimination of expense reimbursements from consolidated investment products (1)	(19)	(56)	(94)	(126)
Consolidated expense reimbursements	$27	$11	$84	$95

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective November 1, 2022, a distribution by Artisan Partners Holdings of $12.5 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective November 1, 2022, a quarterly dividend of $0.56 per share of Class A common stock. The APAM dividend is payable on November 30, 2022, to stockholders of record as of November 16, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in growing asset classes to sophisticated clients around the world. As of September 30, 2022, our 10 autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
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
We focus our distribution efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like decision-making processes. We offer our investment strategies to clients and investors through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2022, approximately 77% of our assets under management were managed for clients and investors domiciled in the U.S. and 23% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business highlights for the quarter included:
•Our newest autonomous investment team, the EMsights Capital Group, launched its third strategy—the Emerging Markets Local Opportunities strategy—in July 2022.

Financial highlights for the quarter included:
•During the three months ended September 30, 2022, our assets under management declined to $120.6 billion, a decrease of $9.9 billion, or 8%, compared to $130.5 billion at June 30, 2022, as a result of $8.8 billion of negative investment returns and $1.1 billion of net client cash outflows.
•Average assets under management for the three months ended September 30, 2022 were $132.9 billion, a 25% decrease from the average of $177.6 billion for the three months ended September 30, 2021. Average assets under management for the three months ended September 30, 2022, decreased 8% from the average of $143.9 billion for the three months ended June 30, 2022.
•We earned $234.3 million in revenue for the three months ended September 30, 2022, a decrease of 26% from revenues of $316.6 million for the three months ended September 30, 2021. Performance fees of $0.1 million were recognized in the three months ended September 30, 2022, compared to $0.4 million in the three months ended September 30, 2021.
•Our GAAP operating margin was 33.6% for the three months ended September 30, 2022, compared to 45.2% for the three months ended September 30, 2021. Adjusted operating margin was 32.9% for the three months ended September 30, 2022, compared to 45.2% for the three months ended September 30, 2021.
•We generated $0.65 of earnings per basic and diluted share and $0.70 of adjusted EPS.
•We declared and distributed dividends of $0.60 per share of Class A common stock during the three months ended September 30, 2022.
•We declared, effective November 1, 2022, a quarterly dividend with respect to the three months ended September 30, 2022, of $0.56 per share of Class A common stock.

Organizational Structure
Organizational Structure
Our operations are conducted through Artisan Partners Holdings LP (“Holdings”) and its subsidiaries. On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and Holdings completed a series of transactions (“the IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company.
Limited partners of Holdings, some of whom are employees, held approximately 15% of the equity interests in Holdings as of September 30, 2022. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the nine months ended September 30, 2022, certain limited partners of Holdings exchanged 634,692 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 634,692 shares of Class A common stock. In connection with the exchanges, APAM received 634,692 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 84% at December 31, 2021 to 85% at September 30, 2022, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global market conditions materially affect our financial performance. Global markets continued to be volatile during the three months ended September 30, 2022 amid continued concerns about elevated inflation, interest rate increases, prolonged effects of the war in Ukraine and other global economic conditions. This continued volatility and uncertainty in global financial markets has impacted the value of our assets under management. Because the revenue we earn is based on the value of our assets under management (AUM), fluctuations in our AUM will result in corresponding fluctuations in our revenues and earnings.
The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
S&P 500 total returns	(4.9)%	0.6%	(23.9)%	15.9%
MSCI All Country World total returns	(6.8)%	(1.1)%	(25.6)%	11.1%
MSCI EAFE total returns	(9.4)%	(0.4)%	(27.1)%	8.3%
Russell Midcap® total returns	(3.4)%	(0.9)%	(24.3)%	15.2%
MSCI Emerging Markets Index	(11.6)%	(8.1)%	(27.2)%	(1.2)%
ICE BofA U.S. High Yield Master II Total Return Index	(0.7)%	0.9%	(14.6)%	4.7%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	(unaudited; dollars in millions)
Assets under management at period end	$120,607		$173,623		$120,607		$173,623
Average assets under management (1)	$132,946		$177,557		$146,244		$170,380
Net client cash flows (2)	$(1,073)		$11		$(4,621)		$2,463
Total revenues	$234.3		$316.6		$767.3		$912.2
Weighted average management fee (3)	70.0	bps	70.7	bps	70.2	bps	70.8	bps
Operating margin	33.6%		45.2%		35.7%		44.1%
Adjusted operating margin (4)	32.9%		45.2%		35.1%		44.2%

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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended September 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Beginning assets under management	$130,547	$175,214	$(44,667)	(25.5)%
Gross client cash inflows	6,898	6,942	(44)	(0.6)%
Gross client cash outflows	(7,971)	(6,931)	(1,040)	(15.0)%
Net client cash flows (1)	(1,073)	11	(1,084)	(9,854.5)%
Artisan Funds' distributions not reinvested (2)	(81)	(39)	(42)	(107.7)%
Investment returns and other (3)	(8,786)	(1,563)	(7,223)	(462.1)%
Ending assets under management	$120,607	$173,623	$(53,016)	(30.5)%
Average assets under management	$132,946	$177,557	$(44,611)	(25.1)%

	For the Nine Months Ended September 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Beginning assets under management	$174,754	$157,776	$16,978	10.8%
Gross client cash inflows	22,397	25,814	(3,417)	(13.2)%
Gross client cash outflows	(27,018)	(23,351)	(3,667)	(15.7)%
Net client cash flows (1)	(4,621)	2,463	(7,084)	(287.6)%
Artisan Funds' distributions not reinvested (2)	(169)	(114)	(55)	(48.2)%
Investment returns and other (3)	(49,357)	13,498	(62,855)	(465.7)%
Ending assets under management	$120,607	$173,623	$(53,016)	(30.5)%
Average assets under management	$146,244	$170,380	$(24,136)	(14.2)%

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
During the quarter, our AUM declined by $9.9 billion due to $8.8 billion of negative investment returns and $1.1 billion of net client cash outflows. For the quarter, 15 of our 25 investment strategies had net outflows totaling $2.1 billion, which were partially offset by $1.0 billion of net inflows to the remaining 10 strategies.
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

By November 30, 2022, we expect the Artisan Funds to have completed their annual income and capital gain distributions. Based on our current estimates and assumptions, we expect fourth quarter distributions to result in approximately $300 million of net client cash outflows from investors who choose not to reinvest their distributions. The November 2022 distribution (estimates of which we expect Artisan Funds will disclose in advance of the record dates) may cause increased mutual fund redemptions.
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2022. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 12% of our assets under management at September 30, 2022, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM (2)	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$18,077	(30.08)%	6.00%	7.46%	10.95%	9.73%	505
MSCI All Country World Index			(20.66)%	3.74%	4.44%	7.28%	4.68%
Global Discovery Strategy	9/1/2017	$1,513	(32.62)%	6.93%	10.34%	---	10.45%	569
MSCI All Country World Index			(20.66)%	3.74%	4.44%	---	4.76%
U.S. Mid-Cap Growth Strategy	4/1/1997	$10,789	(35.70)%	7.37%	10.10%	11.59%	14.09%	532
Russell Midcap® Index			(19.39)%	5.18%	6.48%	10.29%	9.58%
Russell Midcap® Growth Index			(29.50)%	4.26%	7.62%	10.85%	8.77%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,140	(37.41)%	3.63%	9.42%	11.55%	10.22%	315
Russell 2000® Index			(23.50)%	4.28%	3.55%	8.55%	8.41%
Russell 2000® Growth Index			(29.27)%	2.93%	3.59%	8.80%	7.07%
Global Equity Team
Global Equity Strategy	4/1/2010	$440	(30.68)%	1.12%	5.75%	9.26%	9.90%	299
MSCI All Country World Index			(20.66)%	3.74%	4.44%	7.28%	6.91%
Non-U.S. Growth Strategy	1/1/1996	$12,092	(28.06)%	(3.35)%	0.53%	4.57%	8.53%	466
MSCI EAFE Index			(25.13)%	(1.83)%	(0.84)%	3.67%	3.87%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$6,193	(31.69)%	3.53%	---	---	8.38%	662
MSCI All Country World Index Ex USA Small Mid Cap			(28.85)%	(1.28)%	---	---	1.76%
China Post-Venture Strategy	4/1/2021	$161	(37.59)%	---	---	---	(28.73)%	367
MSCI China SMID Cap Index			(39.51)%	---	---	---	(32.40)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$3,374	(15.37)%	6.65%	5.92%	9.05%	7.89%	105
Russell 1000® Index			(17.22)%	7.94%	8.99%	11.60%	8.77%
Russell 1000® Value Index			(11.36)%	4.36%	5.28%	9.17%	6.84%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,743	(14.28)%	5.05%	4.64%	8.49%	11.49%	261
Russell Midcap® Index			(19.39)%	5.18%	6.48%	10.29%	8.79%
Russell Midcap® Value Index			(13.56)%	4.49%	4.75%	9.43%	8.88%
Value Income Strategy	3/1/2022	$9	---	---	---	---	(16.34)%	89
S&P 500 Market Index			---	---	---	---	(17.23)%
International Value Team
International Value Strategy	7/1/2002	$26,602	(17.39)%	3.96%	2.51%	7.64%	10.34%	565
MSCI EAFE Index			(25.13)%	(1.83)%	(0.84)%	3.67%	4.69%
International Explorer	11/1/2020	$45	(22.68)%	---	---	---	7.82%	932
MSCI All Country World Index Ex USA Small Cap			(28.93)%	---	---	---	(1.50)%
Global Value Team
Global Value Strategy	7/1/2007	$19,745	(20.21)%	1.52%	2.13%	7.86%	6.84%	261
MSCI All Country World Index			(20.66)%	3.74%	4.44%	7.28%	4.23%
Select Equity Strategy	3/1/2020	$319	(22.12)%	---	---	---	2.93%	(658)
S&P 500 Market Index			(15.47)%	---	---	---	9.51%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$854	(33.62)%	(3.58)%	(1.78)%	2.13%	3.75%	34
MSCI Emerging Markets Index			(28.11)%	(2.06)%	(1.81)%	1.05%	3.41%
Credit Team
High Income Strategy	4/1/2014	$6,856	(10.35)%	2.98%	4.09%	---	5.75%	281
ICE BofA US High Yield Master II Total Return Index			(14.06)%	(0.67)%	1.41%	---	2.94%
Credit Opportunities Strategy	7/1/2017	$133	(1.71)%	14.89%	11.22%	---	11.59%	1,027
ICE BofA US Dollar LIBOR 3-month Constant Maturity Index			0.41%	0.73%	1.32%	---	1.32%
Floating Rate Strategy	1/1/2022	$47	---	---	---	---	(2.96)%	35
Credit Suisse Leveraged Loan Total Return Index			---	---	---	---	(3.31)%

Developing World Team
Developing World Strategy	7/1/2015	$3,649	(47.70)%	2.21%	3.49%	---	6.43%	547
MSCI Emerging Markets Index			(28.11)%	(2.06)%	(1.81)%	---	0.96%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,953	(19.55)%	8.01%	14.11%	---	16.32%	654
S&P 500 Market Index			(15.47)%	8.15%	9.23%	---	9.78%
Antero Peak Hedge Strategy	11/1/2017	$807	(16.64)%	6.01%	---	---	10.30%	141
S&P 500 Market Index			(15.47)%	8.15%	---	---	8.89%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$15	---	---	---	---	3.00%	243
ICE BofA 3-month Treasury Bill Index			---	---	---	---	0.57%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$41	---	---	---	---	(0.18)%	766
J.P. Morgan EMB Hard Currency/Local currency 50-50 Index			---	---	---	---	(7.84)%
Emerging Markets Local Opportunities Strategy	8/1/2022	$10	---	---	---	---	(3.81)%	119
J.P. Morgan GBI-EM Global Diversified			---	---	---	---	(5.00)%

Total Assets Under Management		$120,607

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

2 AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $76 million.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
September 30, 2022		(unaudited; in millions)
Beginning assets under management	$33,964	$21,643	$6,775	$29,391	$22,390	$1,003	$7,085	$4,136	$4,126	$34	$130,547
Gross client cash inflows	2,996	549	65	1,257	834	27	712	235	192	31	6,898
Gross client cash outflows	(2,319)	(1,807)	(296)	(1,185)	(936)	(62)	(655)	(378)	(333)	—	(7,971)
Net client cash flows (1)	677	(1,258)	(231)	72	(102)	(35)	57	(143)	(141)	31	(1,073)
Artisan Funds' distributions not reinvested (2)	—	—	—	(33)	—	—	(48)	—	—	—	(81)
Investment returns and other	(1,122)	(1,499)	(418)	(2,783)	(2,224)	(114)	(58)	(344)	(225)	1	(8,786)
Ending assets under management	$33,519	$18,886	$6,126	$26,647	$20,064	$854	$7,036	$3,649	$3,760	$66	$120,607
Average assets under management	$36,491	$21,362	$6,937	$29,231	$22,203	$963	$7,241	$4,231	$4,229	$58	$132,946
September 30, 2021
Beginning assets under management	$53,517	$34,166	$7,929	$29,720	$26,515	$998	$7,785	$10,314	$4,270	$—	$175,214
Gross client cash inflows	1,125	955	68	1,943	885	86	819	733	328	—	6,942
Gross client cash outflows	(2,631)	(1,143)	(150)	(874)	(816)	(7)	(383)	(770)	(157)	—	(6,931)
Net client cash flows (1)	(1,506)	(188)	(82)	1,069	69	79	436	(37)	171	—	11
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(39)	—	—	—	(39)
Investment returns and other	1,169	(161)	(68)	(814)	(811)	(95)	76	(944)	85	—	(1,563)
Ending assets under management	$53,180	$33,817	$7,779	$29,975	$25,773	$982	$8,258	$9,333	$4,526	$—	$173,623
Average assets under management	$54,948	$34,706	$7,944	$30,320	$26,200	$1,010	$8,041	$9,732	$4,656	$—	$177,557
(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested.
(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

		By Investment Team
Nine Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
September 30, 2022		(unaudited; in millions)
Beginning assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$—	$174,754
Gross client cash inflows	6,008	2,805	450	5,906	2,404	243	2,111	1,431	974	65	22,397
Gross client cash outflows	(6,771)	(7,232)	(814)	(3,798)	(2,698)	(133)	(2,169)	(2,451)	(952)	—	(27,018)
Net client cash flows (1)	(763)	(4,427)	(364)	2,108	(294)	110	(58)	(1,020)	22	65	(4,621)
Artisan Funds' distributions not reinvested (2)	—	—	—	(33)	—	—	(136)	—	—	—	(169)
Investment returns and other	(18,152)	(9,685)	(1,563)	(7,244)	(6,386)	(429)	(927)	(3,433)	(1,539)	1	(49,357)
Ending assets under management	$33,519	$18,886	$6,126	$26,647	$20,064	$854	$7,036	$3,649	$3,760	$66	$120,607
Average assets under management (3)	$39,888	$25,249	$7,405	$30,858	$24,306	$1,030	$7,674	$5,289	$4,514	$45	$146,244
September 30, 2021
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$—	$157,776
Gross client cash inflows	5,324	3,625	257	5,990	3,781	367	2,643	2,811	1,016	—	25,814
Gross client cash outflows	(9,180)	(3,789)	(918)	(3,138)	(2,938)	(33)	(1,021)	(2,002)	(332)	—	(23,351)
Net client cash flows (1)	(3,856)	(164)	(661)	2,852	843	334	1,622	809	684	—	2,463
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(114)	—	—	—	(114)
Investment returns and other	4,351	1,925	1,291	3,000	2,513	(31)	412	(329)	366	—	13,498
Ending assets under management	$53,180	$33,817	$7,779	$29,975	$25,773	$982	$8,258	$9,333	$4,526	$—	$173,623
Average assets under management	$53,250	$33,738	$7,785	$28,377	$25,096	$874	$7,370	$9,691	$4,199	$—	$170,380
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
The table below sets forth our assets under management by distribution channel (1):

	As of September 30, 2022		As of September 30, 2021
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$76,780	63.6%	$109,721	63.2%
Intermediary	38,561	32.0%	55,912	32.2%
Retail	5,266	4.4%	7,990	4.6%
Ending Assets Under Management	$120,607	100.0%	$173,623	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 10% of our total assets under management as of September 30, 2022.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2022	(unaudited; in millions)
Beginning assets under management	$63,033	$67,514	$130,547
Gross client cash inflows	3,784	3,114	6,898
Gross client cash outflows	(4,607)	(3,364)	(7,971)
Net client cash flows (2)	(823)	(250)	(1,073)
Artisan Funds' distributions not reinvested (3)	(81)	—	(81)
Investment returns and other	(4,141)	(4,645)	(8,786)
Net transfers (4)	(149)	149	—
Ending assets under management	$57,839	$62,768	$120,607
Average assets under management	$63,978	$68,968	$132,946
September 30, 2021
Beginning assets under management	$85,687	$89,527	$175,214
Gross client cash inflows	5,293	1,649	6,942
Gross client cash outflows	(4,089)	(2,842)	(6,931)
Net client cash flows (2)	1,204	(1,193)	11
Artisan Funds' distributions not reinvested (3)	(39)	—	(39)
Investment returns and other	(1,236)	(327)	(1,563)
Net transfers (4)	(224)	224	—
Ending assets under management	$85,392	$88,231	$173,623
Average assets under management	$86,819	$90,738	$177,557

Nine months ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2022	(unaudited; in millions)
Beginning assets under management	$84,363	$90,391	$174,754
Gross client cash inflows	15,067	7,330	22,397
Gross client cash outflows	(17,843)	(9,175)	(27,018)
Net client cash flows (2)	(2,776)	(1,845)	(4,621)
Artisan Funds' distributions not reinvested (3)	(169)	—	(169)
Investment returns and other	(23,366)	(25,991)	(49,357)
Net transfers (4)	(213)	213	—
Ending assets under management	$57,839	$62,768	$120,607
Average assets under management	$70,544	$75,700	$146,244
September 30, 2021
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	18,560	7,254	25,814
Gross client cash outflows	(13,115)	(10,236)	(23,351)
Net client cash flows (2)	5,445	(2,982)	2,463
Artisan Funds' distributions not reinvested (3)	(114)	—	(114)
Investment returns and other	5,617	7,881	13,498
Net transfers (4)	(302)	302	—
Ending assets under management	$85,392	$88,231	$173,623
Average assets under management	$82,721	$87,659	$170,380

(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of September 30, 2022, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $76 million.

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

Results of Operations
Three months ended September 30, 2022, compared to Three months ended September 30, 2021

	For the Three Months Ended September 30,		For the Period-to-Period
	2022	2021	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$234.3	$316.6	$(82.3)	(26)%
Operating Expenses
Total compensation and benefits	122.1	142.2	(20.1)	(14)%
Other operating expenses	33.5	31.3	2.2	7%
Total operating expenses	155.6	173.5	(17.9)	(10)%
Total operating income	78.7	143.1	(64.4)	(45)%
Non-operating income (expense)
Interest expense	(2.5)	(2.7)	0.2	7%
Other non-operating income (expense)	(8.9)	1.0	(9.9)	(990)%
Total non-operating income (expense)	(11.4)	(1.7)	(9.7)	(571)%
Income before income taxes	67.3	141.4	(74.1)	(52)%
Provision for income taxes	14.8	28.0	(13.2)	(47)%
Net income before noncontrolling interests	52.5	113.4	(60.9)	(54)%
Less: Noncontrolling interests - Artisan Partners Holdings	11.0	24.8	(13.8)	(56)%
Less: Noncontrolling interests - consolidated investment products	(2.7)	2.2	(4.9)	(223)%
Net income attributable to Artisan Partners Asset Management Inc.	$44.2	$86.4	$(42.2)	(49)%
Share Data
Basic earnings per share	$0.65	$1.30
Diluted earnings per share	$0.65	$1.30
Basic weighted average number of common shares outstanding	62,623,434	59,965,549
Diluted weighted average number of common shares outstanding	62,632,660	59,982,774
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $120.6 billion of assets under management as of September 30, 2022 have performance fee billing arrangements. Performance fees of $0.1 million were recognized in the three months ended September 30, 2022, compared to $0.4 million in the three months ended September 30, 2021.

The decrease in revenues of $82.3 million, or 26%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was driven primarily by a $44.6 billion, or 25% decrease in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 70.0 basis points for the three months ended September 30, 2022, compared to 70.7 basis points for the three months ended September 30, 2021.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2022	2021	2022	2021
	(unaudited; dollars in millions)
Investment advisory fees	$87.9	$117.5	$146.4	$199.1
Weighted average management fee (2)	50.6 bps	51.3 bps	90.8 bps	91.0 bps
Percentage of ending AUM	52%	51%	48%	49%
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
Operating Expenses
Our operating expenses decreased $17.9 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to a decline in incentive compensation and third-party distribution expense as a result of lower revenues, partially offset by increased travel, occupancy and technology costs and higher fixed compensation costs reflecting annual merit increases and the hiring of additional associates.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$109.7	$130.8	$(21.1)	(16)%
Long-term incentive compensation awards	12.4	11.4	1.0	9%
Total compensation and benefits	$122.1	$142.2	$(20.1)	(14)%
(1) Excluding long-term incentive compensation awards
The decrease in salaries, incentive compensation and benefits was driven primarily by a $24.1 million decrease in quarterly incentive compensation for our investment and marketing professionals as a result of the decrease in revenue, partially offset by an increase in fixed compensation and benefits expense related to merit increases and increased headcount in 2022, including members of our newest investment team.
During the first quarter of 2022, the Company's board of directors approved a grant of $86.8 million of long-term incentive awards consisting of $38.2 million of restricted share-based awards and $48.6 million of long-term cash awards, which we refer to as franchise capital awards. Long-term incentive compensation award expense for all outstanding awards is expected to be approximately $14 million in the fourth quarter of 2022, excluding the impact of investment returns on the franchise capital awards.
Total compensation and benefits was 52% and 45% of our revenues for the three months ended September 30, 2022, and 2021, respectively.
Other operating expenses
Other operating expenses increased $2.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in travel and occupancy expenses, and higher technology expenses as a result of firm initiatives.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended September 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Interest expense	$(2.5)	$(2.7)	$0.2	(7)%
Net investment gain (loss) of consolidated investment products	(3.9)	2.7	(6.6)	(244)%
Net gain (loss) on the tax receivable agreements	0.5	0.4	0.1	25%
Other investment gain (loss)	(5.5)	(2.1)	(3.4)	(162)%
Total non-operating income (expense)	$(11.4)	$(1.7)	$(9.7)	(571)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2022 and 2021 was 21.8% and 19.8%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 17% and 20% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2022 and 2021, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as a result of unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

Nine months ended September 30, 2022, compared to Nine months ended September 30, 2021

	For the Nine Months Ended September 30,		Period-to-Period
	2022	2021	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$767.3	$912.2	$(144.9)	(16)%
Operating Expenses
Total compensation and benefits	389.4	419.7	(30.3)	(7)%
Other operating expenses	103.8	89.8	14.0	16%
Total operating expenses	493.2	509.5	(16.3)	(3)%
Total operating income	274.1	402.7	(128.6)	(32)%
Non-operating income (expense)
Interest expense	(7.9)	(8.1)	0.2	2%
Other non-operating income (expense)	(37.3)	20.4	(57.7)	(283)%
Total non-operating income (expense)	(45.2)	12.3	(57.5)	(467)%
Income before income taxes	228.9	415.0	(186.1)	(45)%
Provision for income taxes	46.8	78.1	(31.3)	(40)%
Net income before noncontrolling interests	182.1	336.9	(154.8)	(46)%
Less: Noncontrolling interests - Artisan Partners Holdings	37.2	74.1	(36.9)	(50)%
Less: Noncontrolling interests - consolidated investment products	(9.0)	10.9	(19.9)	(183)%
Net income attributable to Artisan Partners Asset Management Inc.	$153.9	$251.9	$(98.0)	(39)%
Share Data
Basic earnings per share	$2.17	$3.84
Diluted earnings per share	$2.17	$3.84
Basic weighted average number of common shares outstanding	62,329,756	59,519,634
Diluted weighted average number of common shares outstanding	62,353,275	59,535,894
Investment Advisory Revenues
The decrease in revenues of $144.9 million, or 16%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was driven primarily by a $24.1 billion, or 14%, decrease in our average assets under management, in addition to a $10.8 million decrease in performance fee revenue. The weighted average management fee, which excludes performance fees, was 70.2 basis points for the nine months ended September 30, 2022 compared to 70.8 basis points for the nine months ended September 30, 2021. Performance fees of $0.4 million were recognized in the nine months ended September 30, 2022, compared to $11.2 million in the nine months ended September 30, 2021.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (2)		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2022	2021	2022	2021
	(unaudited; dollars in millions)
Investment advisory fees	$288.8	$347.7	$478.5	$564.5
Weighted average management fee(1)	51.0 bps	51.4 bps	90.7 bps	91.2 bps
Percentage of ending AUM	52%	51%	48%	49%
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

Operating Expenses
Operating expenses decreased $16.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to a decline in incentive compensation and third-party distribution expense as a result of lower revenues, partially offset by increased travel, occupancy and technology costs and higher fixed compensation costs reflecting annual merit increases and the hiring of additional associates, including members of our newest investment team.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$352.3	$385.1	$(32.8)	(9)%
Long-term incentive compensation awards	37.1	34.6	2.5	7%
Total compensation and benefits	$389.4	$419.7	$(30.3)	(7)%
(1) Excluding long-term incentive compensation awards
The decrease in salaries, incentive compensation and benefits was driven primarily by a $46.9 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue, offset by higher fixed compensation costs reflecting annual merit increases and the hiring of additional associates, including members of our newest investment team.
Long-term incentive compensation award expense increased $2.5 million as the awards granted during 2021 and 2022 had a higher value than the awards that became fully vested in 2021 and 2022. The award amortization expense increase of $6.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was partially offset by a $4.4 million decrease from the impact of investment returns on the cash award value.
Total compensation and benefits was 51% and 46% of our revenues for the nine months ended September 30, 2022, and 2021, respectively.
Other operating expenses
Other operating expenses increased $14.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in travel and occupancy expenses, and higher technology expenses as a result of firm initiatives.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period-to-Period
	2022	2021	$	%
	(unaudited; in millions)
Interest expense	$(7.9)	$(8.1)	$0.2	(2)%
Net investment gain (loss) of consolidated investment products	(14.6)	18.0	(32.6)	(181)%
Net gain (loss) on the tax receivable agreements	1.0	0.4	0.6	150%
Other investment gain (loss)	(23.7)	2.0	(25.7)	(1,285)%
Total non-operating income (expense)	$(45.2)	$12.3	$(57.5)	(467)%
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 20.4% and 18.8% for the nine months ended September 30, 2022 and 2021, respectively.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 17% and 20% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2022 and 2021, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and by the tax deduction related to the vesting of restricted share-based awards.

Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$44.2	$86.4	$153.9	$251.9
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.0	24.8	37.2	74.1
Add back: Provision for income taxes	14.8	28.0	46.8	78.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.6)	0.1	(4.4)	0.3
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	(0.4)	(1.0)	(0.4)
Add back: Net investment (gain) loss of investment products attributable to APAM	7.1	1.6	30.0	(8.9)
Less: Adjusted provision for income taxes	18.6	34.7	64.9	97.6
Adjusted net income (Non-GAAP)	$56.4	$105.8	$197.6	$297.5

Average shares outstanding
Class A common shares	62.6	60.0	62.3	59.5
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.8	5.4	5.7	5.5
Artisan Partners Holdings units outstanding (noncontrolling interests)	11.9	14.2	12.2	14.5
Adjusted shares	80.3	79.6	80.2	79.5

Basic earnings per share (GAAP)	$0.65	$1.30	$2.17	$3.84
Diluted earnings per share (GAAP)	$0.65	$1.30	$2.17	$3.84
Adjusted net income per adjusted share (Non-GAAP)	$0.70	$1.33	$2.47	$3.74

Operating income (GAAP)	$78.7	$143.1	$274.1	$402.7
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.6)	0.1	(4.4)	0.3
Adjusted operating income (Non-GAAP)	$77.1	$143.2	$269.7	$403.0

Operating margin (GAAP)	33.6%	45.2%	35.7%	44.1%
Adjusted operating margin (Non-GAAP)	32.9%	45.2%	35.1%	44.2%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$44.2	$86.4	$153.9	$251.9
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.0	24.8	37.2	74.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.6)	0.1	(4.4)	0.3
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	(0.4)	(1.0)	(0.4)
Add back: Net investment (gain) loss of investment products attributable to APAM	7.1	1.6	30.0	(8.9)
Add back: Interest expense	2.5	2.7	7.9	8.1
Add back: Provision for income taxes	14.8	28.0	46.8	78.1
Add back: Depreciation and amortization	2.0	1.8	5.5	5.1
Adjusted EBITDA (Non-GAAP)	$79.5	$145.0	$275.9	$408.3

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited; in millions)
Cash and cash equivalents	$168.1	$189.2
Accounts receivable	$103.4	$115.9
Seed investments(1)	$118.0	$71.9
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $61.5 million of investments made related to funded long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2022, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of September 30, 2022, the balance of all seed investments, including investments in consolidated investment products, was $118.0 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion.
During the nine months ended September 30, 2022, we also made investments of $48.6 million related to funded long-term incentive compensation plans. As of September 30, 2022, the value of investments held related to funded long-term incentive compensation plans was $61.5 million. We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make seed investments in new investment strategies and vehicles.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2027. The notes are comprised of three series, Series D, Series E, and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the nine months ended September 30, 2022.
On August 16, 2022, Artisan Partners Holdings issued $90.0 million of 3.10% Series F notes pursuant to an agreement executed in December 2021 and used the proceeds to repay the $90.0 million of 5.82% Series C notes that matured on August 16, 2022. In addition, Holdings amended and extended its $100.0 million revolving credit facility for an additional five-year period.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2022.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2022 and 2021, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$12.0	$25.6	$43.7	$67.9
Holdings Partnership Distributions to APAM	64.5	110.6	227.2	285.0
Total Holdings Partnership Distributions	$76.5	$136.2	$270.9	$352.9

On November 1, 2022, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $12.5 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2022 and 2021:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Quarterly	Class A Common	$0.60	$1.00	$2.39	$2.85
Special Annual	Class A Common	$—	$—	$0.72	$0.31
Our board of directors declared, effective November 1, 2022, a variable quarterly dividend of $0.56 per share of Class A common stock with respect to the September quarter of 2022, payable on November 30, 2022 to stockholders of record as of the close of business on November 16, 2022. The variable quarterly dividend represents approximately 80% of the cash generated in the September quarter of 2022 and a pro-rata portion of 2022 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $398.2 million liability as of September 30, 2022. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2022, we made payments of approximately $33.1 million related to the TRAs. We do not intend to make any additional TRA payments in 2022. In 2023, we expect to make payments of approximately $36.2 million related to the TRAs.

Cash Flows

	For the Nine Months Ended September 30,
	2022	2021
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$200.8	$199.5
Net cash provided by operating activities	306.6	404.2
Net cash used in investing activities	(60.5)	(26.2)
Net cash used in financing activities	(259.3)	(252.2)
Net impact of deconsolidation of consolidated investment products	—	(34.8)
Cash, cash equivalents and restricted cash as of September 30	$187.6	$290.5
Net cash provided by operating activities decreased $97.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a decrease in operating income resulting from lower revenues. For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, our operating income, excluding share-based related compensation expense, decreased $128.1 million. The decrease in operating cash flows was partially offset by a $31.5 million increase in cash provided by consolidated investment products.
Net cash used in investment activities increased $34.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to a $23.2 million increase in net purchases of investment securities, primarily related to investments made in connection with the funding of a long-term incentive compensation plan, and a $11.1 million increase in the acquisition of property and equipment and leasehold improvements.
Net cash used by financing activities increased $7.1 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $23.7 million decrease in contributions from noncontrolling interests in our consolidated investment products, a $6.8 million increase in dividends paid, partially offset by a $24.2 million decrease in distributions to limited partners.
During the nine months ended September 30, 2021, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $34.8 million decrease in cash, cash equivalents and restricted cash.
Certain Contractual Obligations
As of September 30, 2022, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $425.4 million at December 31, 2021 to $398.2 million at September 30, 2022. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources”. As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2022, we made payments of $33.1 million related to the TRAs. We do not intend to make any additional TRA payments in 2022. In 2023, we expect to make payments of approximately $36.2 million related to the TRAs.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, we completed the implementation of a new general ledger system and reporting application. The new system was implemented to increase the efficiency of our financial reporting process and not in response to any actual or perceived deficiencies in internal control over financial reporting.
There have been no other changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2022, among Artisan Partners Holdings LP, the lenders named therein and Citibank, N.A., as Administrative Agent and Citibank, N.A. and BofA Securities, Inc. as joint lead arrangers and joint book runners	8-K	001-35826	10.1	August 17, 2022
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021; (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2022 and 2021.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: November 3, 2022

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)