Form 10-K
period 2022-12-31
Artisan Partners Asset Management Inc.
filed 2023-02-27
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion based on the closing price of $35.57 for the Class A common stock, as reported on the New York Stock Exchange on that date.
For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 23, 2023 were 67,948,122, 2,491,147 and 9,025,147, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

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
i

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
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy, except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 13% of our assets under management at December 31, 2022, are maintained in separate composites the results of which are not presented in this report.
The performance of accounts with investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with client restrictions and the weightings in the portfolio of other securities are typically correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Results for any investment strategy described herein, and for different investment vehicles within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings. The returns for any strategy may be positive or negative, and past performance does not guarantee future results. In this report, we refer to the date on which we began tracking the performance of an investment strategy as the “inception date”.
Unless otherwise noted, we present the average annual returns of our composites on a “gross” basis, which represent average annual returns before payment of fees payable to us by any portfolio in the composite and net of commissions and transaction costs. An investor’s return in a portfolio would be lower than the gross results presented due to the deduction of applicable fees and expenses. We also present the average annual returns of certain market indices or “benchmarks” for the comparable period. The indices are unmanaged and have differing volatility, credit and other characteristics. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any of the strategy’s comparator index in this report. At times, this causes material differences in relative performance. It is not possible to invest directly in any of the indices. The returns of these indices, as presented in this report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends.
In these materials, we present Value Added, which is the difference, in basis points, between an Artisan strategy’s average annual return and the return of its respective benchmark. The benchmark used for purposes of presenting a strategy’s performance and calculating Value Added is generally the market index most commonly used by our clients to compare the performance of the relevant strategy or, if none, the market index used by management to evaluate the performance of the strategy. Composites / Indexes used for the Value Added calculations described are: Non-U.S. Growth Strategy / International Value Strategy-MSCI EAFE Index; Global Discovery / Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy-MSCI ACWI Index; Non-U.S. Small-Mid Growth Strategy-MSCI ACWI ex-USA Small Mid Index; U.S. Mid-Cap Growth Strategy-Russell Midcap Growth® Index; U.S. Mid-Cap Value Strategy-Russell Midcap Value® Index; U.S. Small-Cap Growth Strategy-Russell 2000 Growth® Index; Value Equity Strategy-Russell 1000 Value® Index; Developing World Strategy / Sustainable Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-ICE BofA U.S. High Yield Master II Total Return Index; Credit Opportunities Strategy-ICE BofA US Dollar LIBOR 3-month Constant Maturity Index; Antero Peak Strategy / Antero Peak Hedge Strategy / Select Equity Strategy / Value Income Strategy-S&P 500® Index; China Post-Venture Strategy-MSCI China SMID Cap Index (Net); International Explorer Strategy-MSCI All Country World Ex USA Small Cap Index; Floating Rate Strategy-Credit Suisse Leveraged Loan Index; Global Unconstrained Strategy-ICE BofA 3-month U.S. Treasury Bill Index; Emerging Markets Debt Opportunities Strategy-J.P. Morgan EMB Hard Currency / Local Currency 50-50 Index; Emerging Markets Local Opportunities Strategy-J.P. Morgan GBI-EM Global Diversified Index.
The MSCI EAFE Index, the MSCI EAFE Growth Index, the MSCI EAFE Value Index, the MSCI ACWI Index, the MSCI ACWI ex-USA Index, the MSCI ACWI ex-USA SMID Index, the MSCI ACWI ex-USA Small Cap, the MSCI Emerging Markets Index and MSCI China SMID Cap Index are trademarks of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this report. MSCI makes no express or implied warranties or representations and shall have no liability whatsoever with respect to any MSCI data contained herein. The MSCI data may not be further redistributed or used to create indices or financial products. This document is not approved or produced by MSCI.

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
The S&P 500 Index is a product of S&P Dow Jones Indices LLC (S&P DJI) and/or its affiliates and has been licensed for use. Copyright© 2023 S&P Dow Jones Indices LLC, a division of S&P Global, Inc. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P® is a registered trademark of S&P Global and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones). None of S&P DJI, Dow Jones, their affiliates or third party licensors makes any representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and none shall have any liability for any errors, omissions, or interruptions of any index or the data included therein.

The ICE BofA U.S. High Yield Master II Total Return Index, ICE BofA US Dollar LIBOR 3-month Constant Maturity Index and the ICE BofA 3-Month U.S. Treasury Bill Index are owned by ICE Data Indices, LLC, used with permission. ICE Data Indices, LLC permits use of the ICE BofA indices and related data on an "as is" basis, makes no warranties regarding same, does not guarantee the suitability, quality, accuracy, timeliness, and/or completeness of the ICE BofA indices or any data included in, related to, or derived therefrom, assumes no liability in connection with the use of the foregoing, and does not sponsor, endorse, or recommend Artisan Partners or any of its products or services.

J.P. Morgan EMB Hard Currency / Local Currency 50/50 Index and the J.P. Morgan GBI-EM Global Diversified Index are trademarks of J.P. Morgan. Information has been obtained from sources believed to be reliable but J.P. Morgan does not warrant its completeness or accuracy. Indices are used with permission and may not be copied, used, or distributed without J.P. Morgan's prior written approval. Copyright 2023, J.P. Morgan Chase & Co. All rights reserved.

In this report, we present ratings from Morningstar, Inc., for the series of Artisan Funds. The Morningstar RatingTM for funds, or “star rating” is calculated for managed products (including mutual funds, variable annuity and variable life subaccounts, exchange-traded funds, closed-end funds, and separate accounts) with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of products in each product category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. The Overall Morningstar Rating for a managed product is derived from a weighted average of the performance figures associated with its three-, five-, and 10-year (if applicable) Morningstar Rating metrics. The weights are: 100% three-year rating for 36-59 months of total returns, 60% five-year rating/40% three-year rating for 60-119 months of total returns, and 50% 10-year rating/30% five-year rating/20% three-year rating for 120 or more months of total returns. While the 10-year overall star rating formula seems to give the most weight to the 10-year period, the most recent three-year period actually has the greatest impact because it is included in all three rating periods. The ratings which form the basis for the information reflected in this report, and the fund categories in which they are rated, relating to each Fund's Investor Share Class are: Artisan Developing World Fund—Diversified Emerging Markets; Artisan Focus Fund—Large Growth; Artisan Global Discovery—Global Small/Mid Stock; Artisan Global Equity Fund—Global Large-Stock Growth; Artisan Global Opportunities Fund—Global Large-Stock Growth; Artisan Global Value Fund—Global Large-Stock Value; Artisan High Income Fund—High Yield Bond; Artisan International Fund—Foreign Large Growth; Artisan International Small-Mid Fund—Foreign Small/Mid Growth; Artisan International Value Fund—Foreign Large Blend; Artisan Mid Cap Fund—Mid-Cap Growth; Artisan Mid Cap Value Fund—Mid-Cap Value; Artisan Small Cap Fund—Small Growth; Artisan Sustainable Emerging Markets Fund—Diversified Emerging Markets; Artisan Value Fund—Large Value; Artisan Select Equity Fund—Large Blend; Artisan International Explorer Fund—Foreign Small/Mid Blend; Artisan Floating Rate Fund—Bank Loan; Artisan Value Income Fund—Large Value; Artisan Global Unconstrained Fund—Nontraditional Bond; Artisan Emerging Markets Debt Opportunities Fund—Emerging Markets Bond. Morningstar ratings are initially given on a fund's three year track record and change monthly.
Throughout this report, we present historical information about our assets under management, including information about changes in our assets under management due to client cash flows, investment returns and transfers between investment vehicles (e.g., pooled investment vehicles and separate accounts). Client cash flows represent client fundings, terminations and client initiated contributions and withdrawals (which could be in cash or in securities), but generally exclude Artisan Funds’ income and capital gain distributions that are not reinvested by fund shareholders. Investment returns and other represents realized gains and losses, the change in unrealized gains and losses, net income and certain miscellaneous items, immaterial in the aggregate, which may include payment of Artisan’s management fees or payment of custody expenses to the extent a client causes these fees to be paid from the account we manage. The effect of translating into U.S. dollars the value of portfolio securities denominated in currencies other than the U.S. dollar is also included in investment returns and other.
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

PART I
Item 1. Business
Overview
Founded in 1994, Artisan is an investment management firm focused on providing high valued added, active investment strategies in asset classes for sophisticated clients around the world.
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
In addition to our investment teams, we have a management team with a fiduciary mindset that is focused on thoughtfully growing the business over the long term while preserving a stable environment for our talented investment professionals and associates. We believe that maintaining the firm’s talent-driven business model and investment-focused culture is critical to generating sustainable, long-term outcomes for clients, which in turn is critical to generating sustainable long-term outcomes for shareholders. To that end, our management team focuses on managing the alignment of, and resources for, the firm’s investment professionals, managing our operational infrastructure to provide a distraction-free investment environment, adhering to our transparent and predictable financial model, and promoting the sustainability of the firm.
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
We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average assets under management. A small percentage of our clients and investors pay us performance fees or incentive allocations, in which a portion of the fee or allocation is based on the performance of clients’ accounts relative to a benchmark. These investment advisory fees are determined by the investment advisory and sub-advisory agreements between us and our clients. Investment advisory and sub-advisory agreements between us and our clients are generally terminable by our clients upon short or no notice.
Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap and investment style. Each strategy is managed by one of the investment teams described below. The following table sets forth total assets under management and certain performance information for our investment teams and strategies as of December 31, 2022.

Investment Team and Strategy	AUM as of December 31, 2022	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2022	Fund Rating(2) as of December 31, 2022
	(in millions)
Growth Team
Global Opportunities	18,676	February 1, 2007	473	««««
Global Discovery	1,392	September 1, 2017	491	«««««
U.S. Mid-Cap Growth	10,624	April 1, 1997	494	«««
U.S. Small-Cap Growth	3,285	April 1, 1995	321	«««

Global Equity Team
Global Equity	413	April 1, 2010	342	«««
Non-U.S. Growth	13,285	January 1, 1996	462	«««
Non-U.S. Small-Mid Growth	6,752	January 1, 2019	596	««««
China Post-Venture	173	April 1, 2021	(32)	Not Applicable

U.S. Value Team
Value Equity	3,252	July 1, 2005	111	««
U.S. Mid-Cap Value	2,826	April 1, 1999	255	««
Value Income	10	March 1, 2022	324	Not yet rated

International Value Team
International Value	30,152	July 1, 2002	568	«««««
International Explorer	58	October 1, 2020	812	Not yet rated

Global Value Team
Global Value	21,432	July 1, 2007	282	«««
Select Equity	335	March 1, 2020	(467)	Not yet rated

Sustainable Emerging Markets Team
Sustainable Emerging Markets	873	July 1, 2006	39	«««

Credit Team
High Income	6,957	April 1, 2014	251	«««««
Credit Opportunities	136	July 1, 2017	951	Not Applicable
Floating Rate	47	January 1, 2022	26	Not yet rated

Developing World Team
Developing World	3,466	July 1, 2015	486	««««

Antero Peak Group
Antero Peak	2,948	May 1, 2017	584	««««
Antero Peak Hedge	728	November 1, 2017	29	Not Applicable

EMsights Capital Group
Global Unconstrained	16	April 1, 2022	698	Not yet rated
Emerging Markets Debt Opportunities	45	May 1, 2022	927	Not yet rated
Emerging Markets Local Opportunities	11	August 1, 2022	69	Not yet rated

Total AUM as of December 31, 2022	127,892

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

Growth Team
Our Growth team manages four investment strategies: Global Opportunities, Global Discovery, U.S. Mid-Cap Growth and U.S. Small-Cap Growth. James D. Hamel, Matthew H. Kamm, Craigh A. Cepukenas, Jason L. White and Jay C. Warner are the portfolio managers of all four strategies. Mr. Hamel is the lead portfolio manager of the Global Opportunities strategy; Mr. White is the lead portfolio manager of the Global Discovery strategy; Mr. Kamm is the lead portfolio manager of the U.S. Mid-Cap Growth strategy; and Mr. Cepukenas is the lead portfolio manager of the U.S. Small-Cap Growth strategy.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	(29.53)%	4.71%	7.69%	11.22%	9.95%
MSCI ACWI® Index	(18.36)%	4.00%	5.22%	7.97%	5.22%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	(30.08)%	5.65%	10.78%	—%	11.28%
MSCI ACWI® Index	(18.36)%	4.00%	5.22%	—%	6.37%

U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	(36.04)%	4.51%	9.18%	11.30%	13.90%
Russell Midcap® Index	(17.32)%	5.87%	7.10%	10.95%	9.86%
Russell Midcap® Growth Index	(26.72)%	3.85%	7.64%	11.40%	8.96%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	(28.67)%	2.35%	9.51%	12.29%	10.37%
Russell 2000® Index	(20.44)%	3.10%	4.12%	9.01%	8.56%
Russell 2000® Growth Index	(26.36)%	0.65%	3.50%	9.20%	7.16%

Global Equity Team
Our Global Equity team currently manages four investment strategies: Global Equity, Non-U.S. Growth, Non-U.S. Small-Mid Growth and China Post-Venture.
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

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	(19.79)%	3.60%	7.69%	10.41%	10.97%
MSCI ACWI® Index	(18.36)%	4.00%	5.22%	7.97%	7.55%

Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	(18.44)%	(0.84)%	2.83%	5.66%	9.07%
MSCI EAFE® Index	(14.45)%	0.87%	1.54%	4.67%	4.45%

Non-U.S. Small-Mid Growth (January 1, 2019)
Average Annual Gross Returns	(23.02)%	3.10%	—%	—%	10.96%
MSCI All Country World Index Ex USA Small Mid Cap (Net)	(19.49)%	(0.22)%	—%	—%	5.00%

China Post-Venture (April 1, 2021)
Average Annual Gross Returns	(27.30)%	—%	—%	—%	(21.02)%
MSCI China SMID Cap Index	(22.17)%	—%	—%	—%	(20.70)%

U.S. Value Team
Our U.S. Value team manages three investment strategies: Value Equity, U.S. Mid-Cap Value and Value Income. Thomas A. Reynolds, Daniel L. Kane and Craig Inman are the portfolio managers for the strategies.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	(8.21)%	8.18%	7.49%	10.41%	8.56%
Russell 1000® Index	(19.13)%	7.34%	9.13%	12.37%	9.07%
Russell 1000® Value Index	(7.54)%	5.95%	6.66%	10.29%	7.45%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	(12.11)%	6.27%	5.55%	9.03%	11.79%
Russell Midcap® Index	(17.32)%	5.87%	7.10%	10.95%	9.09%
Russell Midcap® Value Index	(12.03)%	5.82%	5.72%	10.10%	9.24%

Value Income (March 1, 2022) [1]
Average Annual Gross Returns	—%	—%	—%	—%	(7.74)%
S&P 500 Market Index	—%	—%	—%	—%	(10.98)%
[1] Periods less than one year are not annualized.

International Value Team
Our International Value team, led by N. David Samra manages two investment strategies: International Value and International Explorer (formerly known as International Small Cap Value). N. David Samra serves as lead portfolio manager of the International Value strategy and managing director of the International Explorer strategy. Ian P. McGonigle serves as co-portfolio manager of the International Value strategy. Beini Zhou and Anand Vasagiri serve as co-portfolio managers of the International Explorer strategy.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
International Value (July 1, 2002)
Average Annual Gross Returns	(6.12)%	6.76%	5.45%	8.74%	11.13%
MSCI EAFE® Index	(14.45)%	0.87%	1.54%	4.67%	5.45%

International Explorer (October 1, 2020)
Average Annual Gross Returns	(13.21)%	—%	—%	—%	12.65%
MSCI All Country World Index Ex USA Small Cap (Net)	(19.97)%	—%	—%	—%	4.53%

Global Value Team
Our Global Value team, led by Daniel J. O’Keefe manages two investment strategies. Mr. O’Keefe serves as lead portfolio manager and Michael J. McKinnon serves as portfolio manager of the team’s Global Value and Select Equity strategies.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	(12.69)%	3.22%	3.95%	8.80%	7.61%
MSCI ACWI® Index	(18.36)%	4.00%	5.22%	7.97%	4.79%

Select Equity (March 1, 2020)
Average Annual Gross Returns	(15.92)%	—%	—%	—%	6.78%
S&P 500 Index	(18.11)%	—%	—%	—%	11.45%

Sustainable Emerging Markets Team
Our Sustainable Emerging Markets team manages one investment strategy. Maria Negrete-Gruson is the portfolio manager of the Sustainable Emerging Markets strategy.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Sustainable Emerging Markets (July 1, 2006)
Average Annual Gross Returns	(27.21)%	(3.69)%	(1.33)%	2.67%	4.33%
MSCI Emerging Markets Index	(20.09)%	(2.69)%	(1.40)%	1.44%	3.94%

Credit Team
Our Credit team manages three investment strategies: High Income, Credit Opportunities and Floating Rate. Bryan C. Krug serves as portfolio manager of the High Income and Credit Opportunities strategies and lead portfolio manager of the Floating Rate strategy. Seth B. Yeager also serves as portfolio manager of the Floating Rate strategy.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	(9.15)%	2.62%	4.31%	—%	5.83%
ICE BofA U.S. High Yield Master II Total Return Index	(11.22)%	(0.23)%	2.12%	—%	3.32%

Credit Opportunities (July 1, 2017)
Average Annual Gross Returns	(3.64)%	12.17%	10.48%	—%	10.92%
ICE BofA U.S. High Yield Master II Total Return Index	1.21%	0.82%	1.42%	—%	1.41%

Floating Rate (January 1, 2022)
Average Annual Gross Returns	(0.80)%	—%	—%	—%	(0.80)%
Credit Suisse Leveraged Loan Total Return Index	(1.06)%	—%	—%	—%	(1.06)%

Developing World Team
Our Developing World team manages one investment strategy. Lewis S. Kaufman is the portfolio manager of the Developing World strategy.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	(40.56)%	(0.15)%	4.06%	—%	7.04%
MSCI Emerging Markets Index	(20.09)%	(2.69)%	(1.40)%	—%	2.18%

Antero Peak Group
Antero Peak Group manages two investment strategies: Antero Peak and Antero Peak Hedge. Christopher P. Smith is the portfolio manager of both strategies.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Antero Peak (May 1, 2017)
Average Annual Gross Returns	(24.90)%	7.13%	12.96%	—%	16.58%
S&P 500 Index	(18.11)%	7.65%	9.42%	—%	10.74%

Antero Peak Hedge (November 1, 2017)
Average Annual Gross Returns	(22.96)%	4.24%	9.92%	—%	10.27%
S&P 500 Index	(18.11)%	7.65%	9.42%	—%	9.98%

EMsights Capital Group

EMsights Capital Group manages three investment strategies: Emerging Markets Debt Opportunities, Global Unconstrained and Emerging Markets Local Opportunities. Michael A. Cirami and Sarah C. Orvin serve as the portfolio managers of each strategy.

	As of December 31, 2022
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Unconstrained (April 4, 2022)[1]
Average Annual Gross Returns	—%	—%	—%	—%	8.40%
ICE BofA 3-month Treasury Bill Index	—%	—%	—%	—%	1.42%

Emerging Markets Debt Opportunities (May 1, 2022)[1]
Average Annual Gross Returns	—%	—%	—%	—%	8.28%
J.P. Morgan EMB Hard Currency/Local currency 50-50	—%	—%	—%	—%	(0.99)%

Emerging Markets Local Opportunities (August 1, 2022)[1]
Average Annual Gross Returns	—%	—%	—%	—%	3.72%
J.P. Morgan GBI-EM Global Diversified	—%	—%	—%	—%	3.03%
[1] Periods less than one year are not annualized.

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
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we sub-advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional channel also includes assets under management sourced from defined contribution plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2022, approximately 37% of our assets under management were attributed to clients represented by investment consultants.
As of December 31, 2022, 65% of our assets under management were sourced through our institutional channel.
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
As of December 31, 2022, approximately 31% of our assets under management were sourced through our intermediary channel.
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

As of December 31, 2022, approximately 4% of our assets under management were sourced from investors we categorize as retail investors.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and pooled vehicles. As of December 31, 2022, Artisan Funds and Artisan Global Funds accounted for approximately 48% of our total assets under management, and approximately 52% of our assets under management were managed in separate accounts and other pooled vehicles.
Separate Accounts and Other
We manage traditional separate accounts within most of our investment strategies. As of December 31, 2022, we managed 226 traditional separate accounts spanning 133 client relationships with our largest separate account relationship representing approximately 10% of our assets under management. These separate account clients include both institutional and intermediary channel relationships, such as pension and profit sharing plans, corporations, trusts, endowments, foundations, charitable organizations, high net worth individuals, governmental entities, insurance companies, commingled investment vehicles, investment advisers and other financial institutions, trustees of collective investment trusts and investment companies and similar pooled investment vehicles. The fees we charge on separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.
A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts, or CITs. We act as investment adviser to the CITs and earn a management fee for providing this service. As of December 31, 2022, CITs represented approximately 5% of our assets under management.
Certain of our investment strategies are primarily offered through Artisan-sponsored unregistered pooled investment vehicles, referred to as Artisan Private Funds. For serving as investment adviser to Artisan Private Funds, we earn a management fee and, for certain funds, are entitled to receive either an allocation of profits or a performance-based fee. As of December 31, 2022, Artisan Private Funds comprised approximately 1% of our assets under management.
In our reporting materials, unless otherwise stated, our “separate accounts and other” AUM includes assets we manage in traditional separate accounts, Artisan-branded CITs and Artisan Private Funds, as well as assets under advisement representing less than 1% of our assets under management, related to clients for whom we provide investment models but do not have discretionary investment authority.
Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. We earn management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds. As of December 31, 2022, Artisan Funds represented approximately 45% of our assets under management.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds provides non-U.S. investors with access to a number of our investment strategies in a pooled vehicle structure. We earn investment management fees, which are based on the average daily net assets of each sub-fund and are generally paid monthly, for serving as investment adviser to these funds. As of December 31, 2022, Artisan Global Funds represented approximately 3% of our assets under management.
Regulatory Environment and Compliance
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations and regulators located outside the United States. Under these laws and regulations, agencies that regulate investment advisers, investment funds and other related entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity from conducting business in the event that it fails to comply with such laws and regulations. Breaches of these laws and regulations could result in regulatory enforcement actions, civil liability, criminal liability and/or the imposition of sanctions, including monetary damages, injunctions, disgorgements, fines, censures, and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our employees in a jurisdiction or market. In addition, a regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business.
The domestic, international and extra-territorial laws and regulations that apply to our business relate to a broad range of subjects, including securities, compliance, corporate governance, financial reporting and disclosure, tax, privacy and data protection, sustainability, information security, anti-bribery and anti-corruption, anti-money laundering and anti-terrorist financing. These laws and regulations are complex and continue to change and evolve over time. As a result, there is a level of uncertainty associated with the regulatory environments in which we operate. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

U.S. Regulation
As a publicly traded company, we are subject to U.S. federal securities laws, state securities and corporate laws, and the rules and regulations of U.S. regulatory and self-regulatory organizations. In particular, we are subject to the Securities Act of 1933, the Securities Exchange Act of 1934 (the “Exchange Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002 and, because we are listed on the New York Stock Exchange, the NYSE listing rules.
Artisan Partners Limited Partnership and Artisan Partners UK LLP are registered with the SEC as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), and Artisan Funds and several of the investment companies we sub-advise are registered under the Investment Company Act of 1940 (the “1940 Act”). The Advisers Act and the 1940 Act, together with other applicable securities laws and the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of investment advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations, ranging from fines and censures to, in the case of investment advisers, the termination of an adviser’s registration.
Artisan Partners Limited Partnership is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and is a member of the National Futures Association (“NFA”), with respect to its management of certain Artisan Funds. The CFTC and NFA each administer a comparable regulatory system covering futures, swaps and other derivative instruments. As the commodity pool operator of these Funds, Artisan Partners claims relief under the Commodity Exchange Act from certain reporting and recordkeeping requirements. Artisan Partners Distributors LLC, our SEC-registered limited purpose broker-dealer subsidiary, is subject to the Exchange Act, the SEC’s rules promulgated thereunder and the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”), which generally relate to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA has the authority to conduct periodic examinations of member broker-dealers, and may initiate administrative proceedings. Artisan Partners Distributors LLC is also subject to the SEC’s Uniform Net Capital Rule and the National Securities Clearing Corporation’s excess net capital requirement, which require that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form.
Artisan Partners Limited Partnership is a fiduciary under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) with respect to assets that we manage for certain benefit plan clients. ERISA imposes duties on persons who are ERISA fiduciaries, and prohibits certain transactions between related parties to a retirement plan. The U.S. Department of Labor administers ERISA and regulates plan fiduciaries, including investment advisers who service retirement plan clients.
The legislative and regulatory environment in the U.S. is subject to continual change. Political and electoral changes and developments have in the past introduced, and may in the future introduce, additional uncertainty. New legal or regulatory requirements often add further complexity to our business and operations, and addressing such new requirements may require substantial expenditures of time and capital. Certain regulatory reforms in the U.S. that have impacted, or may in the future impact, our business include the following items:
•The SEC has recently proposed and/or adopted a number of new rules impacting registered investment advisers (e.g. private fund advisor rules, ESG disclosure rules, cybersecurity risk management and disclosure rules, beneficial ownership rules, service provider oversight requirements, amendments to Form PF and amended advertising rule) and registered investment companies (e.g. ESG disclosure rules, amendments to the names rule, liquidity risk management, reporting modernization, valuation). In addition, the SEC has proposed and/or adopted a number of rules impacting public companies (e.g. new disclosure requirements on topics such as climate change, human capital management, cybersecurity risk governance, and executive compensation). These rules impact us and the mutual funds we manage to varying degrees.
•In recent years there has been an increased focus on the protection of customer privacy and data, and the need to secure sensitive information. We are subject to the California Consumer Privacy Act, which took effect in January 2020, and provides for enhanced consumer protections for California residents. Since then, California has also adopted the California Privacy Rights Act and several additional states have proposed and/or adopted data privacy laws with which we are or may be required to comply.
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
Artisan Partners Europe is authorized and regulated by the Central Bank of Ireland, which regulates our Irish business activities, including our management of Artisan Global Funds, a family of Ireland-domiciled UCITS funds. Artisan Global Funds are registered for sale in many countries around the world, both in the EU and beyond, and thus are also subject to the laws of, and supervision by, the governmental authorities of those countries.

Artisan Partners Hong Kong Limited, our Hong Kong subsidiary, is licensed and regulated by the Hong Kong Securities and Futures Commission (the “SFC”). Artisan Partners Hong Kong Limited and its employees conducting regulated activities under the Securities and Futures Ordinance are subject to the rules, codes and guidelines issued by the SFC from time to time.
We have historically operated in Australia on the basis of a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments Commission. This relief is expiring for foreign financial service providers like us and, as a result, Artisan Partners Limited Partnership or one of its affiliates may need to apply for and obtain a securities license or a new exemption by April 2024.
Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands, and the Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law.
Our business is also subject to the rules and regulations of the countries in which we conduct distribution or investment management activities. We have relationships with clients located outside of the United States, which may be subject to laws and regulations of the jurisdictions in which the client is domiciled. In addition, 47% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar as of December 31, 2022. Our investments in these non-U.S. securities may subject us to certain laws and regulations of the jurisdictions in which the issuer resides or is traded. We may also be subject to U.S. laws and regulations with respect to our distribution or investment management activities in non-U.S. markets, including in jurisdictions that may be considered higher risk.
Regulatory reforms in jurisdictions in which we currently operate or invest and expansion of our business into new international jurisdictions, further complicate our compliance efforts. Addressing these legal and regulatory matters may require substantial time and expense. Certain non-U.S. regulatory reforms or guidance regarding such regulations that have impacted, or may in the future impact, our business include the following items:
•Under the Sustainability-Related Finance Disclosure Regulation (“SFDR”) and the EU Taxonomy Regulation, financial services companies operating in the European Union are required to disclose information on the impact of environmental, social and governance (ESG) effects on their portfolios. Asset managers are required to categorize their products and show their own processes of ESG integration and the extent to which ESG risks are expected to affect the returns on products sold. In addition, asset managers are required to annually report certain detailed information depending on the categorization of the product.
•The EU’s Markets in Financial Instruments Directive II regulates the use of soft dollars to pay for research and other soft dollar services. MiFID II’s soft dollar rules do not directly apply to our business because we currently conduct our investment management activities in the United States. However, in response to MiFID II and the industry-wide changes prompted by it, we have in the past experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
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

Human Capital Resources
Since Artisan Partners was founded in 1994, our success as an investment management firm has been predicated on having talented associates throughout the organization in every role, at every level. We understand that attracting, developing and retaining talented professionals is an essential component of our business strategy. As a result, we are committed to providing an environment that is attractive to our current and prospective associates and that allows our talented associates to thrive throughout the course of their careers at Artisan.
As of December 31, 2022, we employed 549 associates. Approximately 29% of our associates work within our investment teams, 25% within our distribution teams and 46% within our business management and operations teams. Approximately 94% of our associates operate from our U.S. offices and 6% operate from our offices outside of the U.S. As of December 31, 2022, 43% of our U.S. associates were female and 22% of our U.S. associates self-identified as ethnically diverse.
We invest significant energy in the recruitment of our associates as they are critical to ensuring the long-term success of our firm. We strive to recruit and hire outstanding associates who thrive in broad roles and want the freedom to grow their talents and careers. We are committed to seeking professionals from different backgrounds, experiences and locations to foster creative thinking and differentiated perspectives that remain a pillar of the firm’s culture. We have built relationships with a variety of recruitment partners and community organizations to broaden our candidate pools and increase our access to diverse talent.
We actively support associate engagement and development, both formally and informally, and encourage advancement from within the firm. Our tuition reimbursement program is available to associates who are pursuing applicable undergraduate and graduate degrees or certifications or licenses relevant to the business. Our diversity, equity and inclusion committee champions our DEI initiatives by bringing together a group of individuals with broad representation across the firm, as well as diverse social, regional and cultural identities. We also actively support a number of associate-led groups including the Pride Alliance, Multicultural Exchange, diffAbilities and the Women’s Networking Initiative. These groups create supportive and collaborative networks, encourage engagement and a sense of belonging, and enhance professional and personal growth. Our support of these and other associate-led programs are part of our ongoing commitment to providing an environment that allows our talented associates to thrive.
We believe in order to attract and retain talent, it is critical that we continue to foster an engaging environment and provide attractive compensation and benefits programs. We regularly review compensation paid to associates to ensure it is competitive, equitable and fair for the role, experience, location and individual contribution. We provide equity or equity-linked incentives to all of our associates in order to align their economic interests with those of our clients and stockholders. We encourage our associates to save for retirement. In the U.S., we match 100% of associate 401(k) contributions dollar for dollar (fully vested), up to the IRS limit. We also maintain competitive retirement programs or benefits for all non-U.S. associates. In addition, we offer a comprehensive benefits program that is available to all associates regardless of title, role, or responsibility.
Sustainability
Artisan Partners' purpose is to generate and compound wealth over the long-term for our clients. The wealth we generate improves retirement outcomes, pays for education, funds charitable purposes and in general improves people's lives. In addition to generating successful investment outcomes for our clients, we strive to promote success across a diverse group of associates and generate sustainable financial outcomes for our shareholders.
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
To us, sustainability means the following:
•Building relationships with the right clients, on the right terms and with the right long-term investment horizons. We foster client relationships by prioritizing investment returns. Prioritizing clients’ investment returns may, at times, require us to limit client cash flows and overall assets managed in a strategy—a practice we refer to as capacity management.
•Using a deliberate process to bring on new investment talent, launch new strategies and build sustainable franchises. We are patient in developing our talent, teams and strategies. We are comfortable with evolving—and sometimes even disrupting—our firm to increase the probability of long-term successful investment outcomes through market cycles.
•Compelling work in a tailored environment, with long-term opportunities for associates across our firm. Our culture promotes associates’ success—ideally over their entire careers—with economic alignment in the form of variable compensation and long-duration incentive awards.
•Growing our business value while maintaining financial discipline and continuing to generate and distribute significant cash to our shareholders. By taking care of our people and fulfilling our fiduciary duty to our clients, we create a waterfall effect that helps generate sustainable financial outcomes for our shareholders over the long term.

Our Structure
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2022, we owned approximately 85% of Artisan Partners Holdings, and the other 15% was owned by the limited partners of Artisan Partners Holdings.
Our holding company structure is predominantly a result of our IPO, which we completed in March 2013. In connection with the IPO, we and Artisan Partners Holdings completed a series of reorganization transactions, which we refer to as the IPO Reorganization, in order to reorganize our capital structures in preparation for the IPO. The IPO Reorganization included, among other changes, the following:
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

The diagram below depicts our organizational structure as of December 31, 2022:

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 8% of our outstanding Class A common stock as of December 31, 2022.

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
Attracting, developing and retaining talented investment professionals is an essential component of our business strategy. To do so, it is critical that we continue to foster an environment and provide compensation that is attractive for existing and prospective investment professionals. If we are unsuccessful in maintaining such an environment or compensation levels or structures, our existing investment professionals may leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
Over our firm’s history we have sought to successfully design and implement compensation structures that align our investment professionals’ economic interests with those of our clients, investors and stockholders. We believe such alignment is important to our long-term growth and that objective, predictable, and transparent compensation structures work best to incentivize investment professionals to perform over the long-term.
With respect to asset-based revenues, we use a single revenue share arrangement across all of our investment teams, pursuant to which each team shares a bonus pool consisting of 25% of the asset-based revenues earned by the strategies managed by the respective team. The revenue share directly links the majority of the investment teams’ cash compensation to long-term growth in revenues, which, over the long-term, we believe is primarily linked to investment performance. The asset-based revenue share is objective, predictable, transparent, and the same for all teams. In addition, each team is entitled to a share of performance-based revenues earned by the strategies managed by the team. In the future, we expect that performance fees will represent a higher proportion of our total revenues.
Since our IPO, the equity we’ve awarded to our investment professionals has consisted of APAM restricted share-based awards. In general, equity awarded to our investment professionals consists of a mix of standard restricted shares which vest pro rata over five years from the date of grant, and career or franchise shares that generally vest on, or 18 months after, a qualified retirement. Franchise shares are further subject to the franchise protection clause, which applies to current or former portfolio managers and founding investment team members. Pursuant to this clause, the number of shares ultimately vesting may be reduced to the extent that cumulative net client cash outflows from the award recipient’s investment team during a period beginning on the date of the recipient’s retirement notice exceeds a set threshold.
We also grant franchise capital awards to investment professionals to enhance the alignment between our investment professionals and clients, and to provide investment professionals with greater control over their long-term economic outcome. Franchise capital awards are cash awards that are subject to the same long-term vesting and forfeiture provisions as the restricted share-based awards described above. Prior to vesting, though, the franchise capital awards will generally be invested in one or more of the investment strategies managed by the award recipient’s investment team.
As we have since our founding, we continue to assess the effectiveness of our compensation arrangements and long-term incentive structures in aligning the long-term interests of our investment professionals with those of our clients, investors and stockholders and whether different, or modified, arrangements or structures would enhance incentives for long-term growth and succession planning.
The implementation of new or modified compensation arrangements or long-term incentive programs could cause instability within our investment teams and/or impact our ability to attract and retain new investment talent. In addition, any new arrangements or structures could materially impact our financial performance and results (or expectations about our future financial performance and results), reduce the amount of cash available for dividends and distributions to our stockholders and partners, or result in dilution to other stockholders.
Poor investment performance could lead to a loss of assets under management which could reduce our revenues and negatively impact our financial condition.
The performance of our investment strategies is critical in retaining existing client assets and in attracting new client assets. Poor performance may cause financial intermediaries, advisors and consultants to remove our investment products from recommended lists and may result in lower Morningstar and Lipper ratings and rankings. Our existing clients may decide to withdraw funds from, or refrain from allocating additional funds to, our investment strategies or to end their relationships with us entirely. In addition, our ability to attract new client assets could also be adversely affected. A decrease in the value of our assets under management as a result of poor performance would have an adverse impact on our revenues, as nearly all of the investment management fees we earn are based on a specified percentage of clients’ average assets under management. Poor performance would also adversely affect the portion of our revenues attributed to performance-based fees.
Our investment strategies can perform poorly for a number of reasons, including general market conditions; investor sentiment about market and economic conditions; investment styles and philosophies; investment decisions; the performance of the companies in which our investment strategies invest and the currencies in which those investments are made; the liquidity of securities or instruments in which our investment strategies invest; our inability to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis; and our inability to retain key investment professionals and other personnel. In addition, while we seek to deliver long-term value to our clients, volatility may lead to underperformance in the near term, which could adversely affect our results of operations.
Moreover, when our strategies experience strong results relative to the market, clients’ allocations to our strategies typically increase relative to their other investments and we sometimes experience withdrawals as our clients rebalance their investments to fit their asset allocation preferences despite our strong results.
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
Difficult market conditions adversely affect our business in many ways, including by reducing the value of our assets under management and causing clients to withdraw funds, each of which could materially reduce our revenues and impact our financial condition.
Financial markets have experienced, and may continue to experience, volatility and disruption amid continued concerns about elevated inflation, interest rate increases, prolonged effects of the war in Ukraine, concerns about the risk of a recession and other global economic conditions. This continued volatility and uncertainty in global financial markets has impacted the value of our assets under management. Because the revenue we earn is based on the value of our assets under management, fluctuations in our assets under management will result in corresponding fluctuations in our revenues and earnings. Difficult market conditions may cause investors in the mutual funds we advise to redeem their investments in those funds which they can do at any time and without prior notice. Our separate account clients may also reduce the aggregate amount of assets under management with us with minimal or no notice for any reason, including due to declining financial market conditions. In addition, the prices of the securities held in the portfolios we manage may decline for any number of reasons beyond our control, including, among others, a declining market, general economic downturn or recession, political uncertainty, inflation rates, natural disasters, war, acts of terrorism, or other unpredictable events such as a global pandemic.
In connection with the severe market dislocations of 2008 and 2009, for example, the value of our assets under management declined substantially due primarily to the sizable decline in stock prices worldwide. In the period from June 30, 2008 through March 31, 2009, our assets under management decreased by approximately 43%, primarily as a result of general market conditions. During the first quarter of 2020, AUM levels decreased by approximately 24% from February 19, 2020 to March 31, 2020, as a result of sharp global equity market declines related to the COVID-19 pandemic, the unknown long-term effects of which continue to cause uncertainty in the markets. More recently, over the course of 2022, our assets declined by approximately 27%, as persistent inflation and efforts by central banks to combat that inflation through increasing interest rates, and the Russian invasion of Ukraine caused widespread turmoil in global financial markets.
The fees we earn under our investment management agreements are typically based on the market value of our assets under management, and to a much lesser extent based directly on investment performance. Difficult market conditions have led, and may continue to lead, to a decline in our assets under management, thereby resulting in a decline in our investment advisory fees. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

Our efforts to establish and develop new teams and strategies may face challenges or ultimately be unsuccessful, which could impact our results of operations, our reputation and culture.
We seek to recruit new investment teams that manage high value-added investment strategies and would allow us to grow strategically. We also look to develop new, differentiated strategies managed by our existing teams. We expect the costs associated with establishing a new team or strategy to initially exceed the revenues generated, which will negatively impact our results of operations. New strategies, whether managed by a new team or by an existing team may make investments or present operational, legal, regulatory, or distribution-related issues and risks which we have not yet encountered. The incorporation of new teams, strategies and types of investments could strain our resources and increase the likelihood of an error or failure, a risk which could be exacerbated by the increasingly specialized nature of newer investment teams and strategies. The establishment of new teams or strategies (in particular, alternative investment teams or strategies) may also cause us to depart from our traditional compensation and economic model, which could reduce our profitability and harm our firm’s culture.
Historical returns of our existing investment strategies will not be indicative of the investment performance of any new strategy and new strategies may have higher performance expectations that are more difficult to meet. Poor performance of any new strategy could negatively impact our reputation and the reputation of our other investment strategies.
We generally support the development of new strategies by making one or more seed investments using capital that would otherwise be available for our general corporate purposes. Making such seed investments exposes us to capital losses and reduces the amount of capital available for other purposes.
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
As of December 31, 2022, approximately 53% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies. Some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 47% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
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
Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country. For example, in response to Russia’s invasion of Ukraine, the U.S. and other countries imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations, which has impacted liquidity of Russian holdings. Our ability to dispose of an investment may be adversely affected if we increase the size of our holdings in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our Sustainable Emerging Markets and Developing World

strategies, and the strategies managed by the EMsights Capital Group, several of our other investment strategies are permitted to invest, and do invest, in emerging or less developed markets to a more limited extent.

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
From time to time we offer lower fees in order to retain current, and attract additional, assets to manage. We also make fee concessions in certain circumstances, for example in order to attract early investors in a new strategy or increase marketing momentum in a strategy. Downward pressure on fees may also result from the growth and evolution of the universe of potential investments in a market or asset class. Changes in how clients choose to access asset management services may also exert downward pressure on fees. Some investment consultants, for example, have implemented programs in which the consultant provides a range of services, including selection, in a fiduciary capacity, of asset managers to serve as sub-adviser at lower fee rates than the manager’s otherwise applicable rates, with the expectation of a larger amount of assets under management through that consultant. The expansion of those and similar programs could, over time, make it more difficult for us to maintain our fee rates. In addition, from time to time, plan sponsors of 401(k) and other defined contribution assets that we manage choose to invest plan assets in vehicles with lower cost structures than mutual funds (such as a collective investment trust) or may choose to access our services through a separate account. We provide fewer services to collective investment trusts and separate accounts than we provide to Artisan Funds and we receive fees at lower rates.
The investment management agreements pursuant to which we advise mutual funds are subject to an annual process of review and renewal by the funds’ boards. As part of that process, the fund board considers, among other things, the level of compensation that the fund has been paying us for our services. That process may result in the renegotiation of our fee structure or an increase in the cost of the performance of our obligations. Any fee reductions on existing or future new business would have an adverse effect on our profit margins and results of operations.
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
Investors in the mutual funds, UCITS funds, and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice. Investors in certain other pooled vehicles may redeem their investments with fairly limited prior notice. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. These redemptions would reduce our assets under management and adversely affect our revenues.
We depend on third parties to market our investment strategies.
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest intermediary relationships across multiple distribution channels represented approximately 9% and 7% of our total assets under management as of December 31, 2022.
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
We access institutional clients primarily through consultants upon whose referrals our institutional business is highly dependent. These consultants review and evaluate our products and our firm from time to time. As of December 31, 2022, the investment consultant advising the largest portion of our assets under management represented approximately 5% of our total assets under management. Poor reviews or evaluations of us or a particular strategy may result in client withdrawals or may impair our ability to attract new assets through these consultants.
The majority of our existing assets under management are managed in primarily long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage assets in more diverse strategies.
19 of our 25 investment strategies, which accounted for $120.7 billion of our $127.9 billion in assets under management as of December 31, 2022, invest primarily in publicly-traded equity securities. Under market conditions in which there is a general decline in the value of equity securities, the assets under management in each of these strategies is likely to decline. Although certain strategies can take short positions in equity securities, which could offset some of the poor performance of our long-only equity strategies under such market conditions, assets in those strategies did not account for a meaningful portion of our total assets under management as of December 31, 2022. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.
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
We are heavily dependent on the capacity and reliability of the communications and information technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. As our clients, physical locations and investment teams and strategies increase in number and grow in complexity, and as our employees become increasingly mobile, developing and maintaining the systems supporting our operations becomes increasingly challenging. Moreover, the introduction of new technologies presents new challenges and introduces operational and legal risks. Any changes, upgrades or expansions to our systems to support increased volumes or complexity of transactions or to otherwise support growth of the business may require significant expenditures and may increase the probability that we will experience operational errors. Operational risks such as trading or other operational errors or interruption or failure of our financial, accounting, trading, compliance and other data processing systems, whether caused by human error, power or telecommunications failure, cyber-attack, ransomware or viruses, increased severity of weather events, natural disaster, fire, act of terrorism or war, pandemics or other unpredictable events, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business. In addition, since implementing broad remote-work measures during the pandemic, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption, or unavailability that could negatively impact our business operations. The potential for some types of operational risks, including trading errors, may increase in periods of increased volatility, which can magnify the cost of an error. We have back-up systems and a business continuity plan in place, however, these arrangements may not be adequate in the event of a significant interruption or failure of the systems or operations that are critical to our business, however caused. Although we have not suffered material operational errors, including material trading errors, in the past, we may experience such errors in the future, the losses related to which we would absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.
We rely on a number of key vendors for trading, middle- and back-office functions, various fund administration, accounting, custody and transfer agent roles and other operational needs. These key vendors may themselves rely on third party service providers to support their own operations. The failure of any key vendor, or of any service provider to a key vendor, to fulfill its obligations could cause operational issues that could lead to legal liability, regulatory issues, reputational harm and financial losses. Many of the key service providers and vendors upon which we rely operate in a remote or hybrid environment, which subjects both us and third-party service providers and key vendors to risk of operational issues and interruptions as well as to a heightened risk of cyberattacks or other privacy or data security incidents. We and our service providers are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies, and procedures, and which may be harder to monitor in remote working environments. The financial and reputational impact of control failures can be significant. Moreover, as we grow our operations in new geographic regions, the potential for particular types of political, economic or infrastructure instabilities, information, technology or security limitations or breaches, or other country- or region-specific business continuity risks increases.
Any significant limitation, failure or security breach of the information security infrastructure, software applications, or other systems that are critical to our operations could disrupt our business, damage our reputation, and result in regulatory penalties or other additional costs to us.
We are heavily reliant upon internal and third party technology systems, networks and applications to view, process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, vendors and other third parties. In addition, in recent years we have increased our use of and reliance on mobile, remote work and cloud technologies. Maintaining the integrity of these systems, networks and technologies is critical to the success of our business operations. We rely on our (and our vendors’) information and cybersecurity infrastructure, policies, procedures and capabilities to protect these systems, networks and applications and the data that reside on or are transmitted through them.
To date, we have not experienced any known material breaches of or interference with our systems, networks or applications or of those of our vendors. However, we routinely encounter and address such threats, and the number and frequency of potential threats or security incidents experienced by us or our vendors has increased in recent years due to, among other factors, an increase in the number of security vulnerabilities, more sophisticated and automated attacks, proliferation of cloud-based solutions, increased operations in China and Hong Kong and the increase in remote work. Our experiences with and preparation for cybersecurity and other technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, ransomware and unauthorized payment requests. Any such breaches or interference that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.
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

Several of our newest investment strategies are primarily offered through private funds, which present operational, regulatory and distribution-related risks that are different than those associated with the mutual funds and traditional separate accounts through which we offer our earlier investment strategies. In the future, we expect to offer new investment strategies through different types of fund structures which could present different types of operational, regulatory and distribution-related risks with which we have little to no experience. The complexity of these vehicles could strain our resources and increase the likelihood of real or perceived problems, which could damage our reputation or result in regulatory scrutiny or legal liability.
Offering private funds also poses risks associated with side by side management and the potential for real or perceived conflicts of interest, which, if not managed correctly, could cause reputational harm, regulatory scrutiny or litigation. Although we have established policies and procedures to manage potential conflicts of interest, we are unable to completely eliminate these risks.
Several of our newer investment strategies and vehicles, and strategies and vehicles that we may establish in the future, have more limited capacity than our earlier large capacity investment strategies. Despite the limited capacity, these newer strategies with broader degrees of freedom may require increased access to specialized technology, market data with advanced data analytic capabilities, and operational resources, including bespoke operational solutions and third-party service providers as well as operational, distribution and other personnel with specialized talent to align with the increasing complexity of the investment strategies. In addition to the risk that our newer investment teams, strategies or vehicles may not experience the requisite growth to compensate for these increased operational support costs, requests for resources that are disproportionate to the size of the investment team may put pressure on our resource allocation model and cause friction and instability among the teams. Friction among investment teams may also occur if these newer strategies with broader degrees of freedom take action or make investments that ultimately impact the ability of our other investment teams to invest in a manner consistent with their philosophy and process. Friction and distraction within our investment teams may cause our existing investment professionals to leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
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
Our Series D, Series E and Series F notes bear interest at a rate equal to 4.29%, 4.53%, and 3.10% per annum, respectively. The interest rate on each of the notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Any substantial decrease in net operating cash flows or substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

Our note purchase agreements and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. The agreements also restrict Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if our average assets under management for a fiscal quarter falls below $45 billion, Holdings will generally be required to offer to pre-pay the unsecured notes. Failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2022, we believe we are in compliance with all of the covenants set forth in the agreements.
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
We continue to expand our distribution efforts into non-U.S. markets. The number of client relationships outside the U.S. has grown from 32 as of December 31, 2012 to 226 as of December 31, 2022. Costs related to our distribution efforts in non-U.S. markets have often been more expensive than comparable costs in the U.S. and our non-U.S. clients may be accustomed to certain practices that differ from and may conflict with practices that are customary in the U.S. For example, the use of soft dollars for research products and services are generally accepted in the U.S. However, other jurisdictions (for example, the European Union) have requirements that limit or prohibit the use of soft dollars for research products and services. Such conflicting practices add complexity, costs and risk to our non-U.S. client relationships.
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
Our employees routinely travel inside and outside the U.S. as a part of our investment research process, to market our services and to supervise and manage our business. Their activities in the jurisdictions they travel to on our behalf may raise both tax and regulatory issues. If and to the extent we are incorrect in our analysis of the applicability or impact of these tax or regulatory requirements, we could incur costs, penalties or be the subject of an enforcement or other action.
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
The industry in which we operate is subject to extensive and frequently changing regulation. Political and electoral changes and developments have in the past introduced, and may in the future introduce, additional uncertainty. We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC, the U.S. Department of Labor, the Financial Industry Regulatory Authority, and the Commodity Futures Trading Commission. Our business is also subject to the laws and regulations of the various countries in which we conduct distribution or investment management activities. For a more extensive discussion of certain laws and regulations to which we are subject, see “Item 1—Business—Regulatory Environment and Compliance” in Part I of this report.
As a result of the extensive and complex regulatory environment in which we operate, we face risk of regulatory actions and litigation, which could consume substantial expenditures of time and capital. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of topics including, investment advisory matters, securities and other financial instruments, financial reporting and other disclosure matters, sustainability, accounting, tax, data protection, and privacy. As our business expands into new geographic regions and introduces new investment products with expanded degrees of freedom, the regulatory requirements to which we are subject will increase in number. While we have focused significant attention and resources on the development and maintenance of compliance policies, procedures and practices, any inadvertent non-compliance with applicable laws, rules or regulations, either in the U.S. or abroad, could result in various legal proceedings, including civil litigation and regulatory investigations and enforcement actions that could result in fines, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our reputation and business.
We carry insurance in amounts and under terms that we believe are appropriate. Our insurance does not cover all liabilities and losses to which we may be exposed. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which could have an adverse impact on our results of operations and financial condition.
The regulatory environment in which we operate is subject to continual change, and regulatory developments may adversely affect our business.
We operate in a legislative and regulatory environment that is subject to continual change, the nature of which we cannot predict. The laws and regulations applicable to our business generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any such proposals will become law. Further, new laws, regulations or interpretations of existing laws may result in enhanced disclosure and other obligations, including with respect to climate change or other environmental, social and governance (ESG) matters and cybersecurity. Compliance with any new laws or regulations, or changes in the interpretation or enforcement of existing laws or regulations, could be difficult and expensive and affect the manner in which we conduct business. Non-compliance with applicable new laws, rules or regulations could result in litigation, governmental investigations and enforcement actions that could result in fines, penalties, suspensions of individual employees, or limitations on particular business activities, any of which could have an adverse impact on our reputation and business.
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
Under the 1940 Act, each of the investment advisory agreements between SEC-registered mutual funds and our subsidiary, Artisan Partners Limited Partnership, will terminate automatically in the event of its assignment. Upon the occurrence of such an assignment, our subsidiary could continue to act as adviser to any such fund only if that fund’s board and shareholders approved a new investment advisory agreement, except in the case of certain funds that we sub-advise for which only board approval would be necessary. In addition, as required by the Advisers Act, each of the investment advisory agreements for the separate accounts we manage provides that it may not be assigned, as defined in the Advisers Act, without the consent of the client. An assignment occurs under the 1940 Act and the Advisers Act if, among other things, Artisan Partners Limited Partnership undergoes a change of control as recognized under the 1940 Act and the Advisers Act. If such an assignment were to occur, we cannot be certain that we would be able to obtain the necessary approvals from the boards and shareholders of the mutual funds we advise or the necessary consents from our separate account clients.
Risks Related to Our Structure
Control by our stockholders committee of approximately 11% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
As of February 23, 2023, our employees to whom we have granted equity (including our employee-partners) held approximately 11% of the combined voting power of our capital stock. These employees have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employees will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
The stockholders committee currently consists of Eric R. Colson (Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members. The committee’s control of approximately 11% of the combined voting power gives the committee a meaningful influence in determining the outcome of any stockholder vote, including the election of directors and the approval of certain transactions.
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
As a holding company, our assets principally consist of our ownership of partnership units of Holdings, deferred tax assets and cash and we have no independent means of generating revenue. Holdings is a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, Holdings’ taxable income is allocated to holders of its partnership units, including us. Accordingly, we incur income taxes on our proportionate share of Holdings’ taxable income and also may incur expenses related to our operations. Under the terms of its amended and restated limited partnership agreement, Holdings is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we are also required to make payments under the TRAs, which will be significant, and we incur other expenses related to the TRAs and our operations. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM realizes in respect of the tax attributes to which the TRAs relate. We also intend to cause Holdings to make distributions in an amount sufficient to allow us to pay our taxes and pay any additional operating expenses. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments when due under the TRAs, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 300 basis points until paid. We expect to amend the TRAs in 2023 to replace LIBOR with the Secured Overnight Financing Rate (SOFR) or another appropriate replacement reference rate in connection with the discontinuation of the LIBOR benchmark.
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
The payment obligation under the TRAs is an obligation of APAM, not Holdings, and we expect that the payments we will be required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the TRAs, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2022; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $548 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $29.70 per share of our Class A common stock, the closing price of our Class A common stock on

December 31, 2022. Under such scenario we would be required to pay the other parties to the TRAs 85% of such amount, or approximately $502 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the TRAs and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2022, we recorded a $399 million liability, representing amounts payable under the TRAs equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2022, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs.
The liability will increase upon future purchases or exchanges of limited partnership units with the increase representing amounts payable under the TRAs equal to 85% of the estimated future tax benefits, if any, resulting from such purchases or exchanges. Payments under the TRAs are not conditioned on the counterparties’ continued ownership of us. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. Payments under the TRAs are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the TRA and the circumstances. Any such benefits are covered by the TRAs and will increase the amounts due thereunder. In addition, the TRAs provide for interest accrued from the due date (without extensions) of the corresponding APAM tax return to the actual payment date, provided that the actual payment date is on or before the payment due date, as specified in the TRAs. In addition, to the extent that we are unable to make payments when due under the TRAs, such payments will be deferred and will accrue interest at a rate specified under the TRAs.
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
The TRAs provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRAs. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the TRAs that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the TRAs could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRAs. If we were to elect to terminate the TRAs associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2022; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2022, based on an assumed discount rate equal to one-year LIBOR plus 100 basis points and a price of $29.70 per share of our Class A common stock (the closing price of our Class A common stock on December 31, 2022), we estimate that we would be required to pay approximately $354 million in the aggregate under the TRAs. We expect to amend the TRAs in 2023 to replace LIBOR with SOFR or another appropriate replacement reference rate, in connection with the discontinuation of the LIBOR benchmark.

If we were deemed an investment company under the 1940 Act as a result of our ownership of Artisan Partners Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
We do not believe that we are an “investment company”, as such term is defined in Sections 3(a)(1)(A) and (C) of the 1940 Act. As its sole general partner, we control and operate Holdings. However, if we were to cease participation in the management of Holdings, our interest in Holdings could be deemed an “investment security” and we ultimately could be deemed an “investment company.”
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
Risks Related to Our Class A Common Stock
Equity markets and the price of our Class A common stock have been, and will continue to be, volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock is significantly impacted by fluctuations in the broader equity markets and, as a result, has experienced and may continue to experience volatility in price and volume. In addition, a relatively concentrated number of institutional stockholders own our Class A common stock. If our larger stockholders decide to reduce or liquidate their positions, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, investors may be unable to sell shares of Class A common stock at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future.
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
There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of February 23, 2023, our Class A limited partners owned approximately 4.4 million Class A common units and AIC owned approximately 3.5 million Class D common units.
The resale and registration rights agreement imposes certain limits on our employee-partners with respect to the number of shares of our Class A common stock that they are permitted to sell in each one-year period. As of February 23, 2023, our employee-partners owned 2.5 million Class B common units, approximately 1.5 million of which are eligible for sale during the remainder of 2023. In addition, approximately 1.2 million Class E common units are eligible for exchange and sale by former employee-partners in 2023.
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
In addition, as of the date of this filing, our board of directors has approved 11,866,016 restricted share-based awards pursuant to the 2013 Omnibus Incentive Compensation Plan, as amended and the 2013 Non-Employee Director Plan, which plans terminate in the first quarter of 2023. Awards granted under these plans, which consist of a mix of restricted stock units, performance share units and restricted shares of Class A common stock, remain in effect until they have vested or been forfeited in accordance with the terms of the applicable plan and award agreement. Once shares issued pursuant to these plans have vested, they will be able to be sold in the public market. We expect to seek stockholder approval of new equity incentive plans and the registration of additional shares under such plans at the Company’s 2023 annual meeting of stockholders.
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
•Except with respect to awards held by our named executive officers which are double trigger, single trigger vesting upon a change in control for unvested employee equity awards. Prior to February 2019, our awards generally included double trigger vesting upon a change in control.
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
Eric R. Colson, age 53, has been chief executive officer and a director of Artisan Partners Asset Management since March 2011. Mr. Colson also served as the president of Artisan Partners Asset Management from March 2011 to January 2021 and as chairman of the Company’s board of directors from August 2015 to August 2021. Mr. Colson has served as the chief executive officer of Artisan Partners since January 2010. Prior to January 2010, Mr. Colson served as chief operating officer of investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the firm in January 2005.

Charles J. Daley, Jr., age 60, has been executive vice president, chief financial officer and treasurer of Artisan Partners Asset Management since March 2011. He has served as the chief financial officer of Artisan Partners since August 2010 and has been a managing director since July 2010 when he joined the firm.

Jason A. Gottlieb, age 53, has been president of Artisan Partners Asset Management since January 2021. From February 2017 to January 2021, he served as executive vice president of Artisan Partners Asset Management. Mr. Gottlieb joined Artisan Partners in October 2016 as a managing director and the chief operating officer of investments.

Sarah A. Johnson, age 51, has been executive vice president, chief legal officer and secretary of Artisan Partners Asset Management since October 2013. From April 2013 to October 2013 she served as assistant secretary of Artisan Partners Asset Management. Ms. Johnson was named a managing director of Artisan Partners in March 2010.

Christopher J. Krein, age 51, has been executive vice president of Artisan Partners Asset Management and Artisan Partners’ head of Global Distribution since January 2020. Prior to becoming head of Global Distribution, Mr. Krein was responsible for institutional marketing and client service for the Artisan Developing World team. Mr. Krein has been a managing director of Artisan Partners since he joined the firm in September 2015.

Eileen L. Kwei, age 44, has been executive vice president of Artisan Partners Asset Management and Artisan Partners’ chief administrative officer since January 2021. From February 2018 to January 2021, Ms. Kwei was responsible for institutional marketing and client service for the Artisan Credit team. Prior to February 2018, Ms. Kwei was a relationship manager for the Artisan Global Equity team. Ms. Kwei joined Artisan Partners in June 2013 and has been a managing director of Artisan Partners since 2018.

Gregory K. Ramirez, age 52, was appointed executive vice president of Artisan Partners Asset Management in February 2016. From October 2013 to February 2016, he served as senior vice president and from April 2013 to October 2013 as assistant treasurer. Mr. Ramirez is currently head of vehicle administration for Artisan Partners and serves as chair of the Artisan Risk and Integrity Committee. Mr. Ramirez was named a managing director of Artisan Partners in April 2003.

Samuel B. Sellers, age 40, has been executive vice president and chief operating officer of Artisan Partners Asset Management since January 2023. Prior to his current role, Mr. Sellers was head of Investment Operations from January 2021. Previously, he served as deputy general counsel from January 2015 and associate counsel from April 2013.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. As of February 23, 2023, there were approximately 117 stockholders of record of our Class A common stock, 25 stockholders of record of our Class B common stock, and 26 stockholders of record of our Class C common stock. These figures do not reflect beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units or performance share units. There is no trading market for shares of our Class B common stock or Class C common stock.
Performance Graph
The following graph compares the year-end cumulative total stockholder return of our Class A common stock during the five-year period ended December 31, 2022, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices and the reinvestment of all dividends.

	For the Years Ended December 31,
	2018	2019	2020	2021	2022
Artisan Partners Asset Management Inc.	$61.88	$103.04	$176.16	$180.92	$124.31
S&P 500 Index	$95.62	$125.72	$148.85	$191.58	$156.88
Dow Jones U.S. Asset Managers Index	$74.95	$94.98	$109.37	$153.79	$120.54
The above table is provided pursuant to SEC regulations and the outcomes are impacted significantly by beginning- and end-point stock price, as well as the price at which dividends are reinvested. A stockholder who invested in APAM at its IPO on March 7, 2013, at the IPO price of $30 per share would have experienced an 8% annual total return as of December 31, 2022 if all dividends were retained, compared to a 9% annual total return if all dividends were reinvested.
Dividend Policy
During the first quarter of 2023, our board of directors declared a variable quarterly dividend of $0.55 per share with respect to the fourth quarter of 2022 and a special annual dividend of $0.35 per share. The variable quarterly dividend of $0.55 per share represents approximately 80% of the cash generated in the fourth quarter of 2022. Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards (which we expect will approximate 4% of investment management revenues each quarter), with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.

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
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the consolidated financial statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2022.

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
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in asset classes for sophisticated clients around the world. As of December 31, 2022, our ten autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2022, approximately 76% of our assets under management were managed for clients and investors domiciled in the U.S. and 24% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business highlights for 2022 included:
•Our U.S. Value team launched a third strategy, the Value Income strategy, in March 2022.
•In March 2022, we launched the Global Unconstrained strategy, managed by the EMsights Capital Group.
•In April 2022, we launched the Emerging Markets Debt Opportunities strategy, managed by the EMsights Capital Group.
•In May 2022, we established the Artisan International Explorer Fund, to provide investors with access to the International Explorer strategy through a U.S. mutual fund.
•In July 2022, we launched the Emerging Markets Local Opportunities strategy, managed by the EMsights Capital Group.
Financial highlights for 2022 included:
•During the year ended December 31, 2022, our assets under management decreased to $127.9 billion, a decrease of $46.9 billion, or 27%, compared to $174.8 billion at December 31, 2021, as a result of $36.6 billion of market depreciation, $9.8 billion of net client cash outflows, and $0.5 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders.
•Average assets under management for the year ended December 31, 2022 was $141.5 billion, a decrease of 17.6% from the average of $171.8 billion for the year ended December 31, 2021.
•We earned $993.3 million in revenue for the year ended December 31, 2022, a 19% decrease from revenues of $1,227.2 million for the year ended December 31, 2021.
•Our GAAP operating margin was 34.6% in 2022, compared to 44.0% in 2021. Adjusted operating margin was 34.3% in 2022, compared to 44.1% in 2021.
•We generated $2.94 of earnings per basic and diluted share and $3.11 of adjusted EPS.

•We declared and distributed dividends of $3.67 per share of Class A common stock during 2022.
•We declared, effective January 31, 2023, a quarterly dividend of $0.55 per share of Class A common stock with respect to the December 2022 quarter and a special annual dividend of $0.35 per share, for a total of $2.82 of dividends per share with respect to 2022.

Organizational Structure
Organizational Structure
Our operations are conducted through Artisan Partners Holdings LP (“Holdings”) and its subsidiaries. On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and Holdings completed a series of transactions (the “IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company.
Limited partners of Holdings, some of whom are employees, held approximately 15% of the equity interests in Holdings as of December 31, 2022. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the year ended December 31, 2022, certain limited partners of Holdings exchanged 711,166 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 711,166 shares of Class A common stock. In connection with the exchanges, APAM received 711,166 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 84% at December 31, 2021 to 85% at December 31, 2022, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global market conditions materially affect our financial performance. Global markets continued to be volatile during the year ended December 31, 2022 amid continued concerns about COVID-19, elevated inflation, interest rate increases, the prolonged effects of the war in Ukraine, the risk of a recession and other global economic conditions. This continued volatility and uncertainty in global financial markets has impacted the value of our assets under management. Because the revenue we earn is based on the value of our assets under management, fluctuations in our assets under management will result in corresponding fluctuations in our revenues and earnings.
The following table presents the total returns of relevant market indices for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
S&P 500 total returns	(18.1)%	28.7%	18.4%
MSCI All Country World total returns	(18.4)%	18.5%	16.3%
MSCI EAFE total returns	(14.5)%	11.3%	7.8%
Russell Midcap® total returns	(17.3)%	22.6%	17.1%
MSCI Emerging Markets Index	(20.1)%	(2.5)%	18.3%
ICE BofA US High Yield Master II Total Return Index	(11.2)%	5.4%	6.2%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2022	2021	2020
	(unaudited; dollars in millions)
Assets under management at period end	$127,892	$174,754	$157,776
Average assets under management(1)	$141,516	$171,767	$124,901
Net client cash flows(2)	$(9,813)	$1,678	$7,154
Total revenues	$993	$1,227	$900
Weighted average fee(3)	70.2 bps	70.7 bps	70.9 bps
Operating margin	34.6%	44.0%	39.8%
Adjusted operating margin (4)	34.3%	44.1%	39.8%
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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Years Ended December 31,
	2022	2021	2020
	(unaudited; dollars in millions)
Beginning assets under management	$174,754	$157,776	$121,016
Gross client cash inflows	27,227	33,725	36,338
Gross client cash outflows	(37,040)	(32,047)	(29,184)
Net client cash flows	(9,813)	1,678	7,154
Artisan Funds’ distributions not reinvested(1)	(497)	(2,295)	(690)
Investment returns and other(2)	(36,552)	17,595	30,296
Ending assets under management	$127,892	$174,754	$157,776
Average assets under management	$141,516	$171,767	$124,901
(1) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(2) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During 2022 our assets under management decreased by $46.9 billion due to $36.6 billion of market depreciation, $9.8 billion of net client cash outflows, and $0.5 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders. For the year, 10 of our 25 investment strategies had net inflows totaling $1.2 billion, which were offset by $11.0 billion of net outflows from the remaining strategies.
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
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2022. Returns for periods less than one year are not annualized.

	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross)					Average Annual Value-Added(1) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM) (2)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$18,676	(29.53)%	4.71%	7.69%	11.22%	9.95%	473
MSCI All Country World Index			(18.36)%	4.00%	5.22%	7.97%	5.22%
Global Discovery Strategy	9/1/2017	1,392	(30.08)%	5.65%	10.78%	---	11.28%	491
MSCI All Country World Index			(18.36)%	4.00%	5.22%	---	6.37%
U.S. Mid-Cap Growth Strategy	4/1/1997	10,624	(36.04)%	4.51%	9.18%	11.30%	13.90%	494
Russell® Midcap Index			(17.32)%	5.87%	7.10%	10.95%	9.86%
Russell® Midcap Growth Index			(26.72)%	3.85%	7.64%	11.40%	8.96%
U.S. Small-Cap Growth Strategy	4/1/1995	3,285	(28.67)%	2.35%	9.51%	12.29%	10.37%	321
Russell® 2000 Index			(20.44)%	3.10%	4.12%	9.01%	8.56%
Russell® 2000 Growth Index			(26.36)%	0.65%	3.50%	9.20%	7.16%
Global Equity Team
Global Equity Strategy	4/1/2010	413	(19.79)%	3.60%	7.69%	10.41%	10.97%	342
MSCI All Country World Index			(18.36)%	4.00%	5.22%	7.97%	7.55%
Non-U.S. Growth Strategy	1/1/1996	13,285	(18.44)%	(0.84)%	2.83%	5.66%	9.07%	462
MSCI EAFE Index			(14.45)%	0.87%	1.54%	4.67%	4.45%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	6,752	(23.02)%	3.10%	---	---	10.96%	596
MSCI All Country World Index Ex USA Small Mid Cap			(19.49)%	(0.22)%	---	---	5.00%
China Post-Venture Strategy	4/1/2021	173	(27.30)%	---	---	---	(21.02)%	(32)
MSCI China SMID Cap Index			(22.17)%	---	---	---	(20.70)%
U.S. Value Team
Value Equity Strategy	7/1/2005	3,252	(8.21)%	8.18%	7.49%	10.41%	8.56%	111
Russell® 1000 Index			(19.13)%	7.34%	9.13%	12.37%	9.07%
Russell® 1000 Value Index			(7.54)%	5.95%	6.66%	10.29%	7.45%
U.S. Mid-Cap Value Strategy	4/1/1999	2,826	(12.11)%	6.27%	5.55%	9.03%	11.79%	255
Russell® Midcap Index			(17.32)%	5.87%	7.10%	10.95%	9.09%
Russell® Midcap Value Index			(12.03)%	5.82%	5.72%	10.10%	9.24%
Value Income Strategy	3/1/2022	10	---	---	---	---	(7.74)%	324
S&P 500 Market Index			---	---	---	---	(10.98)%
International Value Team
International Value Strategy	7/1/2002	30,152	(6.12)%	6.76%	5.45%	8.74%	11.13%	568
MSCI EAFE Index			(14.45)%	0.87%	1.54%	4.67%	5.45%
International Explorer Strategy	10/1/2020	58	(13.21)%	---	---	---	12.65%	812
MSCI All Country World Index Ex USA Small Cap (Net)			(19.97)%	---	---	---	4.53%
Global Value Team
Global Value Strategy	7/1/2007	21,432	(12.69)%	3.22%	3.95%	8.80%	7.61%	282
MSCI All Country World Index			(18.36)%	4.00%	5.22%	7.97%	4.79%
Select Equity Strategy	3/1/2020	335	(15.92)%	---	---	---	6.78%	(467)
S&P 500 Market Index (Total Return)			(18.11)%	---	---	---	11.45%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	873	(27.21)%	(3.69)%	(1.33)%	2.67%	4.33%	39
MSCI Emerging Markets Index			(20.09)%	(2.69)%	(1.40)%	1.44%	3.94%
Credit Team
High Income Strategy	4/1/2014	6,957	(9.15)%	2.62%	4.31%	---	5.83%	251
ICE BofA U.S. High Yield Master II Total Return Index			(11.22)%	(0.23)%	2.12%	---	3.32%
Credit Opportunities Strategy	7/1/2017	136	(3.64)%	12.17%	10.48%	---	10.92%	951
ICE BofA U.S. Dollar LIBOR 3-month Constant Maturity Index			1.21%	0.82%	1.42%	---	1.41%
Floating Rate Strategy	1/1/2022	47	(0.80)%	---	---	---	(0.80)%	26
Credit Suisse Leveraged Loan Total Return Index			(1.06)%	---	---	---	(1.06)%

Developing World Team
Developing World Strategy	7/1/2015	3,466	(40.56)%	(0.15)%	4.06%	---	7.04%	486
MSCI Emerging Markets Index			(20.09)%	(2.69)%	(1.40)%	---	2.18%
Antero Peak Group
Antero Peak Strategy	5/1/2017	2,948	(24.90)%	7.13%	12.96%	---	16.58%	584
S&P 500 Market Index			(18.11)%	7.65%	9.42%	---	10.74%
Antero Peak Hedge Strategy	11/1/2017	728	(22.96)%	4.24%	9.92%	---	10.27%	29
S&P 500 Market Index			(18.11)%	7.65%	9.42%	---	9.98%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	16	---	---	---	---	8.40%	698
ICE BofA 3-month Treasury Bill Index			---	---	---	---	1.42%
Emerging Markets Debt Opportunities Strategy	5/1/2022	45	---	---	---	---	8.28%	927
J.P. Morgan EMB Hard Currency/Local currency 50-50 Index			---	---	---	---	(0.99)%
Emerging Markets Local Opportunities Strategy	8/1/2022	11	---	---	---	---	3.72%	69
J.P. Morgan GBI-EM Global Diversified Index			---	---	---	---	3.03%

Total Assets Under Management		$127,892

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

(2) AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $48 million.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team
Year Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
December 31, 2022	(unaudited; in millions)
Beginning assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$—	$174,754
Gross client cash inflows	7,069	3,252	544	7,560	2,759	293	3,021	1,599	1,064	66	27,227
Gross client cash outflows	(8,579)	(8,681)	(1,617)	(6,617)	(4,003)	(226)	(3,033)	(2,998)	(1,286)	—	(37,040)
Net client cash flows	(1,510)	(5,429)	(1,073)	943	(1,244)	67	(12)	(1,399)	(222)	66	(9,813)
Artisan Funds’ distributions not reinvested (1)	(5)	(35)	(47)	(173)	(16)	—	(209)	(7)	(5)	—	(497)
Investment returns and other (2)	(16,942)	(6,911)	(845)	(2,376)	(3,717)	(367)	(796)	(3,230)	(1,374)	6	(36,552)
Ending assets under management	$33,977	$20,623	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$72	$127,892
Average assets under management	$38,565	$24,019	$7,146	$30,406	$23,574	$996	$7,548	$4,872	$4,350	$53	$141,516
December 31, 2021
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$—	$157,776
Gross client cash inflows	7,418	4,384	407	8,121	4,723	499	3,158	3,499	1,516	—	33,725
Gross client cash outflows	(12,528)	(5,313)	(1,189)	(4,057)	(3,809)	(54)	(1,582)	(3,035)	(480)	—	(32,047)
Net client cash flows	(5,110)	(929)	(782)	4,064	914	445	1,576	464	1,036	—	1,678
Artisan Funds’ distributions not reinvested (1)	(302)	(545)	(47)	(701)	(46)	—	(217)	(286)	(151)	—	(2,295)
Investment returns and other (2)	5,161	2,416	1,733	4,330	3,459	49	460	(929)	916	—	17,595
Ending assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$—	$174,754
Average assets under management	$53,375	$33,679	$7,835	$28,998	$25,463	$924	$7,576	$9,541	$4,376	$—	$171,767
December 31, 2020
Beginning assets under management	$34,793	$27,860	$7,402	$22,000	$19,707	$234	$3,850	$3,374	$1,796	$—	$121,016
Gross client cash inflows	9,532	6,479	786	6,165	4,681	349	3,438	3,527	1,381	—	36,338
Gross client cash outflows	(8,616)	(5,885)	(1,687)	(6,101)	(3,535)	(25)	(1,415)	(1,487)	(433)	—	(29,184)
Net client cash flows	916	594	(901)	64	1,146	324	2,023	2,040	948	—	7,154
Artisan Funds’ distributions not reinvested (1)	(222)	(115)	(12)	(46)	—	—	(130)	(142)	(23)	—	(690)
Investment returns and other (2)	17,198	3,717	660	2,105	1,564	121	595	3,581	755	—	30,296
Ending assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$—	$157,776
Average assets under management	$40,806	$26,991	$6,266	$20,045	$17,780	$476	$4,493	$5,465	$2,579	$—	$124,901
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

	As of December 31, 2022		As of December 31, 2021		As of December 31, 2020
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)		(unaudited)
Institutional	$82,456	64.5%	$111,705	63.9%	$102,189	64.8%
Intermediary	39,851	31.1%	55,198	31.6%	48,657	30.8%
Retail	5,585	4.4%	7,851	4.5%	6,930	4.4%
Ending Assets Under Management(1)	$127,892	100.0%	$174,754	100.0%	$157,776	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 11% of our total assets under management as of December 31, 2022.

The following tables set forth the changes in our assets under management by vehicle type:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other(1)	Total
December 31, 2022	(unaudited; in millions)
Beginning assets under management	$84,363	$90,391	$174,754
Gross client cash inflows	18,632	8,595	27,227
Gross client cash outflows	(24,552)	(12,488)	(37,040)
Net client cash flows	(5,920)	(3,893)	(9,813)
Artisan Funds’ distributions not reinvested(2)	(497)	—	(497)
Investment returns and other(3)	(16,834)	(19,718)	(36,552)
Net transfers(4)	(301)	301	—
Ending assets under management	$60,811	$67,081	$127,892
Average assets under management	$68,080	$73,436	$141,516
December 31, 2021
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	23,957	9,768	33,725
Gross client cash outflows	(18,628)	(13,419)	(32,047)
Net client cash flows	5,329	(3,651)	1,678
Artisan Funds’ distributions not reinvested(2)	(2,295)	—	(2,295)
Investment returns and other(3)	6,984	10,611	17,595
Net transfers(4)	(401)	401	—
Ending assets under management	$84,363	$90,391	$174,754
Average assets under management	$83,533	$88,234	$171,767
December 31, 2020
Beginning assets under management	$57,288	$63,728	$121,016
Gross client cash inflows	22,510	13,828	36,338
Gross client cash outflows	(18,110)	(11,074)	(29,184)
Net client cash flows	4,400	2,754	7,154
Artisan Funds’ distributions not reinvested(2)	(690)	—	(690)
Investment returns and other(3)	14,259	16,037	30,296
Net transfers(4)	(511)	511	—
Ending assets under management	$74,746	$83,030	$157,776
Average assets under management	$58,629	$66,272	$124,901
(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of December 31, 2022, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $48 million.

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

Artisan Funds and Artisan Global Funds
As of December 31, 2022, Artisan Funds comprised $55.8 billion, or 45%, of our assets under management. For the year ended December 31, 2022, fees from Artisan Funds represented $573.9 million, or 58%, of our revenues. Our contractual tiered fee rates for the series of Artisan Funds range from 0.60% to 1.05% of fund assets, depending on the investment strategy, the amount invested and other factors.
As of December 31, 2022, Artisan Global Funds comprised $5.0 billion, or 3%, of our assets under management. For the year ended December 31, 2022, fees from Artisan Global Funds represented $43.1 million, or 4%, of our revenues. Our contractual fee rates for Artisan Global Funds range from 0.70% to 1.85% of assets under management.
The weighted average management fee rate paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.907%, 0.912%, and 0.916%, for the years ended December 31, 2022, 2021 and 2020, respectively.
Separate Accounts and Other
“Separate accounts and other” consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority. Separate accounts and other comprised $67.1 billion, or 52%, of our assets under management as of December 31, 2022. For the year ended December 31, 2022, fees from separate accounts and other represented $376.3 million, or 38%, of our revenues.
For traditional separate account clients, we generally impose standard fee schedules that vary by investment strategy and, through the application of standard breakpoints, reflect the size of the account and client relationship. The weighted average management fee rate paid by our traditional separate account clients was 0.484%, 0.484%, and 0.498% for the years ended December 31, 2022, 2021 and 2020, respectively. There are a number of exceptions to our standard fee schedules, including exceptions based on the nature of our relationship with the client and the value of the assets under our management in that relationship. In general, our effective rate of fee for a particular client relationship declines as the assets we manage for that client increase, which we believe is typical for the asset management industry.
A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts. We act as investment adviser to the collective investment trusts and earn a management fee for providing this service. The weighted average management fee rate paid by our Artisan-branded collective investment trust clients was 0.714%, 0.729%, and 0.735% for the years ended December 31, 2022, 2021 and 2020, respectively.
Artisan serves as the investment manager and acts as the general partner for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee, and for certain funds is entitled to receive either an allocation of profits or a performance-based fee. The weighted average management fee rate paid by our Artisan Private Funds clients was 0.809%, 0.786%, and 0.800% for the years ended December 31, 2022, 2021 and 2020, respectively.
The weighted average management fee rate, which excludes performance fees, paid by our separate accounts and other clients in the aggregate was 0.512%, 0.513% and 0.526% for the years ended December 31, 2022, 2021 and 2020, respectively. Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy, a change in the composition of our assets under management, in particular a shift to strategies, clients or relationships with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
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

Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of an agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $127.9 billion of assets under management as of December 31, 2022 have performance fee billing arrangements. Performance fees of $0.6 million, $13.3 million, and $14.7 million were recognized in the years ended December 31, 2022, 2021 and 2020, respectively.
The following table sets forth revenues we earned by vehicle type for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Revenues	(in millions)
Management fees
Artisan Funds & Artisan Global Funds	$617.0	$761.4	$537.2
Separate accounts and other	375.7	452.5	347.7
Performance fees	0.6	13.3	14.7
Total revenues	$993.3	$1,227.2	$899.6
Average assets under management for period	$141,516	$171,767	$124,901
Management fees, performance fees and incentive allocations earned from consolidated investment products are eliminated from revenue upon consolidation. For each of the years ended December 31, 2022, 2021 and 2020, approximately 82%, 83%, and 83%, respectively, of our investment advisory fees were earned from clients located in the United States.
Operating Expenses
Our operating expenses consist primarily of compensation and benefits, distribution, servicing and marketing, occupancy, communication and technology, and general and administrative expenses.
Our expenses fluctuate due to a number of factors, including the following:
•variations in the amount of total compensation expense due to, among other things, changes in the amount of incentive compensation earned and equity awards made, variations in our employee count (including the addition of new investment teams) and changes in our product mix and other competitive factors; and
•expenses, such as distribution fees, rent, professional service fees, technology and data-related costs, incurred, as necessary, to operate and grow our business.
A significant portion of our operating expenses are variable and fluctuate in direct relation to our assets under management and revenues. Even if we experience declining revenues, we expect to continue to make the expenditures necessary for us to manage and grow our business. As a result, our profits may decline.
Compensation and Benefits
Compensation and benefits includes (i) salaries, incentive compensation and benefits costs and (ii) long-term incentive compensation expense related to equity and cash awards granted to employees.
Incentive compensation comprises a significant portion of our senior employees’ total compensation. The amount of incentive compensation paid to members of our investment teams and distribution team is based in large part on formulas that are tied directly to revenues. For each of our investment teams, incentive compensation generally represents 25% of the asset-based management fees and a share of performance-based fees generated by assets under management in the team’s strategy or strategies. Incentive compensation paid to most other employees is discretionary and determined based on individual performance and our overall results during the applicable year.
The Company is primarily self-insured for health benefits up to certain annual stop-loss limits. Expense is recognized based on claims filed and an estimate of claims incurred but not yet reported, as determined by an independent third party.

Fixed compensation costs, comprised of salaries, benefits, and equity based long term compensation expense, are expected to rise approximately mid single digits reflecting 2023 merit increases, the absorption of a full year of expense for full time employees hired in 2022, and an expected 5% increase in employees, primarily in investment and distribution roles. Certain compensation and benefits expenses are generally higher in the beginning of the year, including employer funded retirement and health care contributions and payroll taxes. We expect these costs to add approximately $5 million to our expenses in the first quarter of 2023, compared to the fourth quarter of 2022.

We have granted equity awards to our employees pursuant to the Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan, as amended. The equity awards consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata time vesting over 5 years and (2) qualifying retirement (as defined in the award agreements). Career-vesting awards granted to investment team members are generally further subject to the Franchise Protection Clause, which applies to current or future portfolio managers and founding investment team members. The Franchise Protection Clause provides that the total number of awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the award recipient’s investment team during generally a 3-year measurement period beginning on the date of the recipient’s retirement notice exceeds a set threshold. Performance share units (“PSUs”) were granted to certain executive officers of the Company in 2020, 2021 and 2022. The number of PSUs that will vest is dependent upon the Company’s adjusted operating margin and total stockholder return relative to a peer group over a three year measurement period. Once determined the extent to which the performance conditions have been met, 50% of the PSUs eligible for vesting will vest, and 50% of the PSUs eligible for vesting will vest upon a qualified retirement. No performance share units were granted in 2023.
The estimated grant date fair value of equity awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally three years for PSUs and five years for all other equity awards that have been granted to date. Compensation expense for PSUs is only recognized if it is probable that the performance conditions will be achieved. For all awards, if a service or performance condition is not achieved, the corresponding awards are forfeited and any previously recognized compensation expense is reversed.
We grant cash-based long-term incentive awards, referred to as franchise capital awards, to certain investment team members in lieu of additional equity awards. Franchise capital awards are subject to the same long-term vesting and forfeiture provisions as the equity awards. Prior to vesting, franchise capital awards are generally allocated to one or more of Artisan’s investment strategies. The underlying investment holdings and franchise capital award liability are marked to market value each quarter. The change in value of the award liability is included in compensation expense. The change in value of the underlying investment holdings is included in non-operating income/(expense).
We expect to reserve approximately 4% of our management fee revenues each quarter for future franchise capital awards, which we expect to make after the conclusion of each year. Over the long-term, we believe the economic impact of the reduced cash available for dividends will be offset by a corresponding reduction in dilution, as we expect to grant fewer equity awards as a result of the franchise capital awards.
On January 25, 2023, the Company's board of directors approved a grant of long-term incentive awards with a grant date fair value of $57.1 million consisting of $18.1 million of equity awards and $39.0 million of franchise capital awards to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan, as amended. The grant will be effective March 1, 2023.
Since the IPO and including the grant in the first quarter of 2023, our board of directors has approved equity grants of 11,866,016 restricted share-based awards. Total unrecognized non-cash compensation expense for these awards is $97.7 million. As of the date of this filing, unvested equity awards consist of the following number of shares by vesting condition:

	Service Only	Service & Performance Conditions	Service & Market Conditions	Total
Standard Pro Rata Time Vesting	1,842,485	58,581	58,581	1,959,647
Qualified Retirement	2,867,467	1,376,369	57,002	4,300,838
Total Unvested	4,709,952	1,434,950	115,583	6,260,485
Including the long-term incentive award approved in the first quarter of 2023, total unrecognized long-term incentive compensation expense (including both equity grants and franchise capital awards) is $197.3 million. We expect long-term incentive compensation expense to be approximately $14 million per quarter in 2023, excluding the impact of investment returns on the franchise capital awards’ underlying investments.
We expect to continue to make long-term incentive awards each year, though the form and structure of the awards may change as we seek to maximize alignment between our employees and our clients, investors and stockholders. The actual amount of the expense over time will depend primarily on the size of awards made and our stock price at the time equity awards are granted. The size of long-term incentive awards will vary from year to year and will be influenced by our results and other factors. From time to time, we may also make individual equity grants to people we hire.

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
Occupancy
Occupancy expenses include operating leases for facilities, furniture and office equipment, miscellaneous facility related costs and depreciation expense associated with furniture purchases and leasehold improvements. We expect 2023 occupancy expenses to be relatively consistent with 2022.
Communication and technology
Communication and technology expenses include information and print subscriptions, telephone costs, information systems consulting fees, equipment and software maintenance expenses, operating leases for information technology equipment and depreciation and amortization expenses associated with computer hardware and software. Information and print subscriptions represent the costs we pay to obtain investment research and other data we need to operate our business. A portion of these expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. We expect to continue our measured investments in technology to support our investment teams, distribution efforts, and scalable operations. We expect communication and technology expenses to increase approximately 5% in 2023.
On behalf of our clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. In response to the Markets in Financial Instruments Directive II and industry changes prompted by it, we have in the past experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion or all of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
General and Administrative
General and administrative expenses include professional fees, travel and entertainment, certain state and local taxes, directors’ and officers’ liability insurance, director fees, and other miscellaneous expenses we incur in operating our business. Travel expenses decreased significantly in 2020 and remained lower than historical levels in 2021 due to the COVID-19 pandemic. In 2022, travel-related expenses returned to near pre-pandemic levels, partially due to the increased cost of travel as compared to pre-pandemic levels. As a result of an expected increase in headcount within our investment and distribution teams and an expected increase in the cost of travel, we expect a 5% increase in travel costs in 2023.
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

Results of Operations
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

	For the Years Ended December 31,		Period-to-Period
	2022	2021	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$993.3	$1,227.2	$(233.9)	(19)%
Operating Expenses
Total compensation and benefits	510.4	563.0	(52.6)	(9)%
Other operating expenses	138.8	123.7	15.1	12%
Total operating expenses	649.2	686.7	(37.5)	(5)%
Total operating income	344.1	540.5	(196.4)	(36)%
Non-operating income (expense)
Interest expense	(9.9)	(10.8)	0.9	8%
Other non-operating income	(22.4)	21.9	(44.3)	(202)%
Total non-operating income (expense)	(32.3)	11.1	(43.4)	(391)%
Income before income taxes	311.8	551.6	(239.8)	(43)%
Provision for income taxes	63.4	107.1	(43.7)	(41)%
Net income before noncontrolling interests	248.4	444.5	(196.1)	(44)%
Less: Noncontrolling interests - Artisan Partners Holdings	49.1	96.9	(47.8)	(49)%
Less: Noncontrolling interests - consolidated investment products	(7.5)	11.1	(18.6)	(168)%
Net income attributable to Artisan Partners Asset Management Inc.	$206.8	$336.5	$(129.7)	(39)%
Share Data
Basic earnings per share	$2.94	$5.10
Diluted earnings per share	$2.94	$5.09
Basic weighted average number of common shares outstanding	62,475,960	59,866,790
Diluted weighted average number of common shares outstanding	62,498,509	59,881,039
Revenues
The decrease in revenues of $233.9 million, or 19%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, was driven primarily by a $30.3 billion, or 18%, decrease in our average assets under management and a $12.7 million decrease in performance fee revenue. The weighted average investment management fee, which excludes performance fees, was 70.2 basis points for the year ended December 31, 2022, compared to 70.7 basis points for the year ended December 31, 2021. The weighted average investment management fee decreased slightly primarily due to the slight decrease in average management fee rate paid by our Artisan Funds and Artisan Global Funds clients from 91.2 basis points for the year ended December 31, 2021 to 90.7 basis points for the year ended December 31, 2022 as a result of the mix of investment within our Artisan Funds and Artisan Global Funds whereby each fund has a separate management fee.

The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (2)		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2022	2021	2022	2021
	(dollars in millions)
Investment advisory fees	$376.3	$465.8	$617.0	$761.4
Weighted average management fee(1)	51.2 bps	51.3 bps	90.7 bps	91.2 bps
Percentage of ending AUM	52%	52%	48%	48%
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

Operating Expenses
The decrease in total operating expenses of $37.5 million, or 5%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily a result of a decline in incentive compensation and third-party distribution expense as a result of lower revenues, partially offset by increased travel, occupancy and technology costs and higher fixed compensation costs reflecting annual merit increases and an increase in the number of full time associates, including our newest investment team.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2022	2021	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$458.6	$516.9	$(58.3)	(11)%
Long-term incentive compensation awards	51.8	46.1	5.7	12%
Total compensation and benefits	$510.4	$563.0	$(52.6)	(9)%
(1) Excluding long-term incentive compensation awards
The decrease in salaries, incentive compensation and benefits was driven primarily by a $73.6 million decrease in incentive compensation paid to our investment and marketing professionals as a result of the decrease in revenue.
Long-term incentive compensation award expense increased $5.7 million, as the awards granted during 2022 had a higher value than the awards that became fully vested in 2022. During the first quarter of 2022, the Company’s board of directors approved a grant of $87 million of long-term incentive awards consisting of $38 million of restricted share-based awards and $49 million of franchise capital awards.
Total compensation and benefits was 51% and 46% of our revenues for the years ended December 31, 2022 and 2021, respectively.
Other operating expenses
Other operating expenses increased $15.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in occupancy costs, increases in travel related expenses as pandemic related travel restrictions lessened, and increases in technology costs totaling $20.8 million partially offset by a $7.1 million decrease in third-party distribution expense related to the decrease in AUM subject to those fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Years Ended December 31,		Period-to-Period
	2022	2021	$	%
	(in millions)
Interest expense	$(9.9)	$(10.8)	$0.9	8%
Net investment gain (loss) of consolidated investment products	(7.0)	19.7	(26.7)	(136)%
Other investment gain (loss)	(16.4)	1.8	(18.2)	(1,011)%
Net gain (loss) on the tax receivable agreements	1.0	0.4	0.6	150%
Total non-operating income (expense)	$(32.3)	$11.1	$(43.4)	(391)%
Non-operating income (expense) for the year ended December 31, 2022 includes a $1.0 million gain relating to a change in estimate of the payment obligation under the tax receivable agreements, compared to a $0.4 million gain for the year ended December 31, 2021. The effect of changes in that estimate after the date of an exchange or sale is included in net income. Interest expense decreased $0.9 million in the year ended December 31, 2022, as a result of savings generated by the lower interest rate on the new Series F senior notes as compared to the Series C senior notes. The losses in net investment gain (loss) of consolidated investment products and other net investment gain (loss), comprised predominantly of seed investments and investments for the economic hedge of franchise capital awards, in the year ended December 31, 2022, compared to gains in the year ended December 31, 2021, was driven by market conditions.
Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2022 and 2021 was 20.3% and 19.4%, respectively. The increase in effective tax rate was primarily due to an increase in APAM’s ownership in Holdings.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 17% and 19% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the years ended December 31, 2022 and 2021, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2022, compared to the year ended December 31, 2021, as a result of the 2021 stock offering, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the consolidated financial statements in Item 8 of this report for further discussion of earnings per share.

Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

	For the Years Ended December 31,		For the Period-to-Period
	2021	2020	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$1,227.2	$899.6	$327.6	36%
Operating Expenses
Total compensation and benefits	563.0	435.8	127.2	29%
Other operating expenses	123.7	105.5	18.2	17%
Total operating expenses	686.7	541.3	145.4	27%
Total operating income	540.5	358.3	182.2	51%
Non-operating income (expense)
Interest expense	(10.8)	(10.8)	—	—%
Other non-operating income	21.9	21.8	0.1	—%
Total non-operating income (expense)	11.1	11.0	0.1	1%
Income before income taxes	551.6	369.3	182.3	49%
Provision for income taxes	107.1	60.8	46.3	76%
Net income before noncontrolling interests	444.5	308.5	136.0	44%
Less: Noncontrolling interests - Artisan Partners Holdings	96.9	81.1	15.8	19%
Less: Noncontrolling interests - consolidated investment products	11.1	14.8	(3.7)	(25)%
Net income attributable to Artisan Partners Asset Management Inc.	$336.5	$212.6	$123.9	58%
Share Data
Basic earnings per share	$5.10	$3.40
Diluted earnings per share	$5.09	$3.40
Basic weighted average number of common shares outstanding	59,866,790	55,633,529
Diluted weighted average number of common shares outstanding	59,881,039	55,637,922
A detailed discussion of the year-over-year results for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, and (4) the remeasurement of deferred taxes. These adjustments also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, and (4) the remeasurement of deferred taxes. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state, and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2022	2021	2020
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$206.8	$336.5	$212.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	49.1	96.9	81.1
Add back: Provision for income taxes	63.4	107.1	60.8
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(3.8)	0.3	—
Add back: Net (gain) loss on the tax receivable agreements	(1.0)	(0.4)	4.7
Add back: Net investment (gain) loss of investment products attributable to APAM	16.9	(9.3)	(10.3)
Less: Adjusted provision for income taxes	81.8	131.2	86.2
Adjusted net income (Non-GAAP)	$249.6	$399.9	$262.7

Average shares outstanding
Class A common shares	62.5	59.9	55.6
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.7	5.4	5.4
Artisan Partners Holdings units outstanding (noncontrolling interests)	12.0	14.2	17.9
Adjusted shares	80.2	79.5	78.9

Basic earnings per share (GAAP)	$2.94	$5.10	$3.40
Diluted earnings per share (GAAP)	$2.94	$5.09	$3.40
Adjusted net income per adjusted share (Non-GAAP)	$3.11	$5.03	$3.33

Operating income (GAAP)	$344.1	$540.5	$358.3
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(3.8)	0.3	—
Adjusted operating income (Non-GAAP)	$340.3	$540.8	$358.3

Operating margin (GAAP)	34.6%	44.0%	39.8%
Adjusted operating margin (Non-GAAP)	34.3%	44.1%	39.8%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$206.8	$336.5	$212.6
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	49.1	96.9	81.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(3.8)	0.3	—
Add back: Net (gain) loss on the tax receivable agreements	(1.0)	(0.4)	4.7
Add back: Net investment (gain) loss of investment products attributable to APAM	16.9	(9.3)	(10.3)
Add back: Interest expense	9.9	10.8	10.8
Add back: Provision for income taxes	63.4	107.1	60.8
Add back: Depreciation and amortization	7.9	7.0	6.6
Adjusted EBITDA (Non-GAAP)	$349.2	$548.9	$366.3

Liquidity, Capital Resources, and Contractual Obligations
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$114.8	$189.2
Accounts receivable	$98.6	$115.9
Seed investments(1)	$124.8	$71.9
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $67.3 million of investments made related to funded long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2022, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of December 31, 2022, the balance of all seed investments, including investments in consolidated investment products, was $124.8 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion.
During the year ended December 31, 2022, we also made investments of $48.6 million related to our economic hedge of franchise capital awards. As of December 31, 2022, the value of investments held related to the economic hedge of our franchise capital awards was $67.3 million. In the first quarter of 2023, we intend to invest an additional $39.0 million related to our economic hedge of franchise capital awards in connection with the grant that was approved by our Board on January 25, 2023.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make seed investments in new investment strategies and vehicles.
On August 16, 2022, Artisan Partners Holdings issued $90.0 million of 3.10% Series F notes pursuant to an agreement executed in December 2021 and used the proceeds to repay the $90.0 million of Series C senior notes that matured on August 16, 2022. In addition, Holdings amended and extended its $100.0 million revolving credit facility for an additional five-year period.
As of December 31, 2022, we have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series D, Series E, and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2022.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2022.
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
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:
•leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2022 was 0.5 to 1.00); and

•interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2022 was 42.4 to 1.00).
Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2022.
See Note 5, “Borrowings”, for further information on our outstanding notes and revolving credit facility.
As of December 31, 2022, we had approximately $143.9 million of future minimum rent commitments under non-cancellable leasing arrangements.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2022	2021
	(in millions)
Holdings Partnership Distributions to Limited Partners	$57.2	$93.2
Holdings Partnership Distributions to APAM	299.0	400.2
Total Holdings Partnership Distributions	$356.2	$493.4
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective January 31, 2023, a distribution of $23.0 million payable by Artisan Partners Holdings on February 21, 2023 to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the years ended December 31, 2022 and 2021:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2022	2021
Quarterly	Common Class A	$2.95	$3.92
Special Annual	Common Class A	$0.72	$0.31
Our board of directors declared, effective January 31, 2023, a variable quarterly dividend of $0.55 per share of Class A common stock with respect to the December quarter of 2022 and a special annual dividend of $0.35. The combined amount, $0.90 per share of Class A common stock, will be paid on February 28, 2023 to stockholders of record as of the close of business on February 14, 2023. The variable quarterly dividend of $0.55 per share represents approximately 80% of the cash generated (as described below) in the December quarter of 2022 and a pro-rata portion of 2022 tax savings related to our tax receivable agreements. The special dividend represents the remainder of undistributed cash generated during the year ended December 31, 2022, less cash reserved for future growth initiatives including seed investments in new investment strategies and vehicles.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $398.8 million liability as of December 31, 2022. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration).

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
In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2022, we made payments of $33.2 million, related to the TRAs, including interest. In 2023, we expect to make payments of approximately $36 million related to the TRAs.

Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Cash, cash equivalents and restricted cash as of January 1,	$200.8	$199.5	$144.3
Net cash provided by operating activities	312.6	398.5	318.7
Net cash provided by (used in) investing activities	(63.7)	(27.0)	18.7
Net cash used in financing activities	(306.4)	(335.4)	(282.2)
Net impact of deconsolidation of consolidated investment products	—	(34.8)	—
Cash, cash equivalents and restricted cash as of December 31,	$143.3	$200.8	$199.5
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021
Net cash provided by operating activities decreased $85.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a decrease in operating income resulting from lower average AUM and revenues, partially offset by a decrease in cash outflows associated with consolidated investment products for the year ended December 31, 2022, as compared to December 31, 2021.
Investing activities consist primarily of acquiring property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used by investing activities increased $36.7 million during the year ended December 31, 2022, primarily due to a $23.1 million increase in net purchases of investment securities, which includes a $14.0 million increase in investment securities related to the economic hedge of our franchise capital awards. Further, acquisitions of property and equipment and leasehold improvements increased $13.6 million, primarily related to build outs of newly leased space in the year ended December 31, 2022.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities decreased $29.0 million during the year ended December 31, 2022, primarily due to a $26.0 million decrease in dividends paid and a $36.0 million decrease in distributions paid to limited partners, each related to the decrease in operating income for the year ended December 31, 2022 driven by the decrease in AUM. These lower cash uses were partially offset by a $32.2 million net decrease in contributions from noncontrolling interests in our consolidated investment products.
During the year ended December 31, 2022, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in no impact on cash, cash equivalents and restricted cash.

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
The portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our other clients, are invested principally in securities for which market values are readily available, with a portion of each portfolio held in cash or cash-like instruments. With the exception of the assets managed by our Credit team and EMsights Capital Group (which represented approximately 5.6% of our assets under management at December 31, 2022), the portfolios are invested principally in publicly-traded equity securities.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2022, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.

Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $398.8 million as of December 31, 2022, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.
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
The value of our assets under management was $127.9 billion as of December 31, 2022. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $89.8 million at our current weighted average fee rate of 70 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts and therefore charge a higher rate of fee, would cause an annualized increase or decrease in our revenues of approximately $116.0 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 91 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $65.5 million at the current weighted average fee rate across all of our separate accounts of 51 basis points.
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
We are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $192.2 million as of December 31, 2022. We invested in certain Artisan Private Funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. In addition, we invested in Artisan investment strategies to hedge our economic exposure to the change in value of our franchise capital awards due to market movements. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $19.2 million at December 31, 2022. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.

Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $127.9 billion as of December 31, 2022. As of December 31, 2022, approximately 53% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 47% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.
We have not adopted a corporate-level risk management policy to manage exchange rate risk in the assets we manage. Assuming that 47% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $6.0 billion, which would cause an annualized increase or decrease in revenues of approximately $42.2 million at our current weighted average fee rate of 70 basis points.
We operate in several foreign countries of which the United Kingdom is the most prominent. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations. In addition, we have revenue arrangements that are denominated in non-U.S. currencies. We do not believe these revenue arrangements denominated in foreign currencies or our operations in foreign countries create foreign currency fluctuations that materially affect our results of operations.
Interest Rate Risk
We generally invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2022, $3.3 million of our available cash was invested in money market funds that invested solely in U.S. Treasuries. Given the current yield on these funds, interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2022, there were no borrowings outstanding under the revolving credit agreement.
The strategies managed by our Credit Team, which had $7.1 billion of assets under management as of December 31, 2022, invest in fixed income securities. The values of debt instruments held by these strategies may fall in response to increases in interest rates, which would reduce our revenues. We have considered the potential impact of a 100 basis point movement in market interest rates on the portfolios of the strategies managed by our Credit Team. Based on our analysis, we do not expect that such a change would have a material impact on our revenues or results of operations in the next twelve months.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Artisan Partners Asset Management Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Deferred Tax Assets and Amounts Payable Under Tax Receivable Agreements

As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $477.0 million at December 31, 2022 while the amount payable under the tax receivable agreements (“TRA”) was $398.8 million. DTAs are determined by management based upon the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets. The TRAs generally provide for payment of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes or benefits. The cash savings are calculated by comparing the Company’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs. The increase in tax basis, which results in a DTA, as well as the amount and timing of any payments under these agreements, will vary depending on a number of factors, which include the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of the Company’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.

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
February 27, 2023

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	At December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$114,832	$189,226
Accounts receivable	98,634	115,850
Investment securities	85,415	47,878
Prepaid expenses	15,723	12,543
Property and equipment, net	48,104	35,313
Operating lease assets	101,410	88,642
Restricted cash	—	629
Deferred tax assets	477,024	497,902
Other	4,330	7,739
Assets of consolidated investment products
Cash and cash equivalents	28,416	10,916
Accounts receivable and other	4,977	6,408
Investment assets, at fair value	255,743	195,001
Total assets	$1,234,608	$1,208,047
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$24,414	$28,992
Accrued incentive compensation	29,762	7,521
Operating lease liabilities	120,847	100,303
Borrowings	199,050	199,444
Amounts payable under tax receivable agreements	398,789	425,427
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	26,358	20,185
Investment liabilities, at fair value	20,751	19,179
Total liabilities	$819,971	$801,051
Commitments and contingencies
Redeemable noncontrolling interests	135,280	111,035
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 67,982,025 and 66,699,872 shares outstanding at December 31, 2022 and December 31, 2021, respectively)	680	667
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 2,583,884 and 3,206,580 shares outstanding at December 31, 2022 and December 31, 2021, respectively)	26	32
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,040,147 and 9,128,617 shares outstanding at December 31, 2022 and December 31, 2021, respectively)	90	91
Additional paid-in capital	171,416	141,835
Retained earnings	93,088	134,889
Accumulated other comprehensive income (loss)	(3,079)	(1,310)
Total Artisan Partners Asset Management Inc. stockholders’ equity	262,221	276,204
Noncontrolling interests - Artisan Partners Holdings	17,136	19,757
Total stockholders’ equity	$279,357	$295,961
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,234,608	$1,208,047

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
Revenues	2022	2021	2020
Management fees	$992,728	$1,213,924	$884,902
Performance fees	557	13,312	14,665
Total revenues	$993,285	$1,227,236	$899,567
Operating Expenses
Compensation and benefits	510,382	563,054	435,818
Distribution, servicing and marketing	24,612	31,719	24,312
Occupancy	28,833	21,942	21,922
Communication and technology	50,257	43,899	38,926
General and administrative	35,104	26,131	20,265
Total operating expenses	649,188	686,745	541,243
Total operating income	344,097	540,491	358,324
Non-operating income (expense)
Interest expense	(9,912)	(10,803)	(10,804)
Net gain (loss) on the tax receivable agreements	913	358	(4,674)
Net investment gain (loss) of consolidated investment products	(6,990)	19,748	26,147
Other net investment gain (loss)	(16,273)	1,756	305
Total non-operating income (expense)	(32,262)	11,059	10,974
Income before income taxes	311,835	551,550	369,298
Provision for income taxes	63,450	107,026	60,795
Net income before noncontrolling interests	248,385	444,524	308,503
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	49,123	96,879	81,079
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	(7,493)	11,129	14,807
Net income attributable to Artisan Partners Asset Management Inc.	$206,755	$336,516	$212,617

Basic earnings per share	$2.94	$5.10	$3.40
Diluted earnings per share	$2.94	$5.09	$3.40
Basic weighted average number of common shares outstanding	62,475,960	59,866,790	55,633,529
Diluted weighted average number of common shares outstanding	62,498,509	59,881,039	55,637,922
Dividends declared per Class A common share	$3.67	$4.23	$3.39

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income before noncontrolling interests	$248,385	$444,524	$308,503
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(2,053)	(319)	732
Total other comprehensive income (loss)	(2,053)	(319)	732
Comprehensive income	246,332	444,205	309,235
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	48,839	96,879	81,376
Comprehensive (loss) income attributable to noncontrolling interests - consolidated investment products	(7,493)	11,129	14,807
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$204,986	$336,197	$213,052

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2020	$564	$78	$136	$89,149	$44,455	$(1,425)	$5,544	$138,501	$43,110
Net income	—	—	—	—	212,617	—	81,079	293,696	14,807
Other comprehensive income - foreign currency translation	—	—	—	—	—	623	109	732	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(2,544)	—	(189)	2,733	—	—
Amortization of equity-based compensation	—	—	—	28,801	—	—	8,226	37,027	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	14,740	—	—	—	14,740	—
Issuance of Class A common stock, net of issuance costs	18	—	—	62,696	—	—	—	62,714	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	9	—	—	(9)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,314)	—	—	(1,215)	(4,530)	—
Exchange of subsidiary equity	41	(15)	(26)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(18)	—	(63,009)	—	—	—	(63,027)	—
Capital contributions, net	—	—	—	—	—	—	—	—	38,277
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(2,441)
Distributions	—	—	—	—	—	—	(85,805)	(85,805)	—
Dividends	—	—	—	(18,772)	(184,128)	—	(106)	(203,006)	—
Balance at December 31, 2020	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	336,516	—	96,879	433,395	11,129
Other comprehensive income (loss) - foreign currency translation	—	—	—	—	—	(271)	(48)	(319)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(563)	—	(48)	611	—	—
Amortization of equity-based compensation	—	—	—	32,750	—	—	6,899	39,649	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	9,656	—	—	—	9,656	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,630	—	—	—	46,640	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(7,452)	—	—	(1,791)	(9,245)	—
Exchange of subsidiary equity	22	(6)	(16)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	73,236
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(67,083)
Distributions	—	—	—	—	—	—	(93,189)	(93,189)	—
Dividends	—	—	—	—	(274,571)	—	(169)	(274,740)	—
Balance at December 31, 2021	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity, continued
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests - Artisan Partners Holdings	Total stockholders’ equity	Redeemable non-controlling interests
Balance at January 1, 2022	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035
Net income	—	—	—	—	206,755	—	49,123	255,878	(7,493)
Other comprehensive income (loss) - foreign currency translation	—	—	—	—	—	(1,736)	(317)	(2,053)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,087)	—	(33)	1,120	—	—
Amortization of equity-based compensation	—	—	—	35,494	—	—	6,038	41,532	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,894	—	—	—	1,894	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(94)	—	—	—	(94)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	8	—	—	(8)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(6,618)	(25)	—	(1,221)	(7,866)	—
Exchange of subsidiary equity	7	(6)	(1)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	41,011
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(9,273)
Distributions	—	—	—	—	—	—	(57,199)	(57,199)	—
Dividends	—	—	—	—	(248,531)	—	(165)	(248,696)	—
Balance at December 31, 2022	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from operating activities	2022	2021	2020
Net income before noncontrolling interests	$248,385	$444,524	$308,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,797	6,933	6,625
Deferred income taxes	30,156	38,382	27,990
Asset impairment	1,413	—	871
Noncash lease expense	1,865	(1,931)	(1,499)
Net investment (gain) loss on nonconsolidated investment securities	16,606	(2,315)	(160)
Net (gain) loss on the tax receivable agreements	(913)	(358)	4,674
Loss on disposal of property and equipment	51	4	5
Amortization of debt issuance costs	440	421	422
Share-based compensation	41,532	39,649	37,027
Net investment (gain) loss of consolidated investment products	6,990	(19,748)	(26,147)
Purchase of investments by consolidated investment products	(335,647)	(252,399)	(191,274)
Proceeds from sale of investments by consolidated investment products	211,537	196,620	137,561
Net change in operating assets and liabilities of consolidated investment products including net investment income	45,970	(30,804)	36,587
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	16,622	(15,962)	(18,020)
Prepaid expenses and other assets	3,348	(3,164)	(6,110)
Accounts payable and accrued expenses	16,458	(1,301)	1,622
Net cash provided by operating activities	312,610	398,551	318,677
Cash flows from investing activities
Acquisition of property and equipment	(6,637)	(2,435)	(2,049)
Leasehold improvements	(12,921)	(3,532)	(1,050)
Proceeds from sale of investment securities	5,164	12,813	24,001
Purchase of investment securities	(49,337)	(33,820)	(2,150)
Net cash provided by (used in) investing activities	(63,731)	(26,974)	18,752

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows (continued)
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from financing activities	2022	2021	2020
Partnership distributions	(57,199)	(93,189)	(85,805)
Dividends paid	(248,696)	(274,740)	(203,006)
Payment of debt issuance costs	(543)	—	—
Proceeds from issuance of notes payable	90,000	—	—
Principal payments on notes payable	(90,000)	—	—
Payment under the tax receivable agreements	(33,109)	(31,250)	(26,943)
Net proceeds from issuance of common stock	—	46,928	63,027
Payment of costs directly associated with the issuance of Class A common stock	—	(244)	(227)
Purchase of equity and subsidiary equity	—	(46,928)	(63,027)
Taxes paid related to employee net share settlement	(7,866)	(9,246)	(4,530)
Capital contributions to consolidated investment products, net	41,011	73,236	38,277
Net cash used in financing activities	(306,402)	(335,433)	(282,234)
Net increase (decrease) in cash, cash equivalents and restricted cash	(57,523)	36,144	55,195
Net cash impact of deconsolidation of consolidated investment products	—	(34,823)	—
Cash, cash equivalents and restricted cash
Beginning of period	200,771	199,450	144,255
End of period	$143,248	$200,771	$199,450

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$114,832	$189,226	$154,987
Restricted cash	—	629	629
Cash and cash equivalents of consolidated investment products	28,416	10,916	43,834
Cash, cash equivalents and restricted cash	$143,248	$200,771	$199,450

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$9,054	$54,214	$77,756
Establishment of amounts payable under tax receivable agreements	6,471	44,209	64,087
Increase in investment securities due to deconsolidation of consolidated investment products	9,970	20,900	1,469
Operating lease assets obtained in exchange for operating leases	32,055	20,830	3,425
Cash paid for:
Interest on borrowings	$10,299	$10,210	$10,255
Income tax	31,571	70,337	35,484

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2022, APAM held approximately 85% of the equity ownership interest in Holdings.
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

From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of December 31, 2022, Artisan had a controlling financial interest in two series of Artisan Funds, five sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Reclassification
In the year ended December 31, 2022, the Company changed the presentation of its Consolidated Statements of Operations to recategorize expenditures for computers and mobile devices from "General and administrative" to “Communication and technology". Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported operating income, net income, or financial position. Management believes the revised presentation is more useful to readers of its financial statements.

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
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment advisory fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2022, 2021 and 2020.
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

The estimated useful lives of property and equipment as of December 31, 2022 are as follows:

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
Investment assets and liabilities of consolidated investment products
Investment assets and liabilities of consolidated investment products primarily consist of equity securities, fixed income securities, short term investments, and derivatives. The carrying value of the investment assets and liabilities is also their fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. Equity securities are generally valued based upon closing market prices of the security on the principal exchange on which the security is traded. Fixed income securities include corporate bonds, convertible bonds and bank loans. Fixed income securities are generally valued based on prices provided by independent pricing vendors. Short term investments are comprised of repurchase agreements and U.S Treasury obligations. Repurchase agreements are valued at cost plus accrued interest and U.S treasury obligations are valued using the same principles as fixed income securities. Derivative assets and liabilities are generally comprised of put and call options on securities or indices and open forward foreign currency contracts. Put and call options are valued at the mid price (average of the bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange. Open forward foreign currency contracts are valued using the market spot rate. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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
Performance Fees
A number of investment management agreements provide for performance-based fees or incentive allocations, collectively “performance fees”. Performance fees, if earned, are recognized upon completion of each contractually determined measurement period, which is generally quarterly or annually. Performance fees are not subject to claw back as a result of performance declines subsequent to the most recent measurement date.
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

Distribution, servicing and marketing fees paid by Artisan are presented as an operating expense because Artisan is the principal in its role as the primary obligor related to these services. Expenses incurred were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Expenses incurred with respect to Artisan Funds	$20,708	$28,640	$21,320
Expenses incurred with respect to Global Funds	903	899	595
Other marketing expenses	3,001	2,180	2,397
Total distribution, servicing and marketing	$24,612	$31,719	$24,312
Accrued fees to intermediaries were $3.8 million and $5.3 million as of December 31, 2022 and 2021, respectively, and are included in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition.
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2022, 2021 and 2020. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
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

	As of December 31, 2022	As of December 31, 2021
Investments in equity securities	$76,156	$37,179
Investments in equity securities accounted for under the equity method	9,259	10,699
Total investment securities	$85,415	$47,878
Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of December 31, 2022, $63.3 million of Artisan’s investment securities were related to the economic hedge of franchise capital awards. Unrealized gain (loss) related to investment securities held at the end of the periods indicated below were as follows:

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Unrealized gain (loss) on investment securities held at the end of the period	$(14,799)	$1,602	$716
Other net investment gain (loss) is presented within the non-operating income (expense) section of the Consolidated Statements of Operations. The components of other net investment gain (loss) are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net investment gain (loss) on seed investments	$(3,407)	$(401)	$160
Net investment gain (loss) on franchise capital investments	$(13,198)	$2,716	$—
Other	$332	$(559)	$145
Other net investment gain (loss)	$(16,273)	$1,756	$305
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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2022 and 2021:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Money market funds	$3,297	$—	$3,297	$—	$—
Equity securities	85,415	8,835	76,580	—	—

December 31, 2021
Assets
Money market funds	$37,861	$—	$37,861	$—	$—
Equity securities	47,878	9,975	37,903	—	—
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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of December 31, 2022 and 2021:

	Maturity(1)	Outstanding Balance at December 31, 2022	Outstanding Balance at December 31, 2021	Interest Rate Per Annum
Revolving credit agreement	August 2027	—	—	NA
Senior notes
Series C	August 2022	—	90,000	5.82%
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	—	3.10%
Total gross borrowings		$200,000	$200,000
Unamortized debt issuance costs		$(950)	$(556)
Total borrowings		$199,050	$199,444
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $179.0 million as of December 31, 2022. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
On August 16, 2022, Artisan Partners Holdings issued $90.0 million of 3.10% Series F notes pursuant to an agreement executed in December 2021 and used the proceeds to repay the $90.0 million of Series C senior notes that matured on August 16, 2022. The Company incurred debt issuance costs related to the notes of $0.6 million, which are amortized as interest expense over the life of the instrument.
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.

Revolving credit agreement - On August 16, 2022, Artisan Partners Holdings amended and extended its $100.0 million revolving credit facility for an additional five-year period. The Company incurred debt issuance costs related to the revolving credit facility of $1.1 million, which are amortized as interest expense over the life of the instrument. Any loans outstanding under the revolving credit agreement bear interest at a rate per annum equal to, at the Company’s election, (i) adjusted Term SOFR plus an applicable margin ranging from 1.25% to 2.25%, depending on Holdings’ leverage ratio (as defined in the revolving credit agreement) or (ii) an alternate base rate equal to the highest of (a) Citibank, N.A.’s prime rate, (b) the federal funds effective rate plus 0.50%, and (c) the adjusted Term SOFR for a one-month interest period plus 1.00%, plus, in each case, an applicable margin ranging from 0.25% to 1.25%, depending on Holdings’ leverage ratio. Unused commitments will bear interest at a rate that ranges from 0.15% to 0.45%, depending on Holdings’ leverage ratio.
As of and for the year-ended December 31, 2022, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.15%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of December 31, 2022.
Interest expense incurred on the unsecured notes and revolving credit agreement was $9.3 million, $10.3 million, and $10.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
As of December 31, 2022, Artisan is considered to have a controlling financial interest in two series of Artisan Funds, five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $106.7 million.
Artisan’s maximum exposure to loss in connection with the assets and liabilities of CIPs is limited to its direct equity investment, while the potential benefit is limited to the management and performance fees received and the return on its direct equity investment. With the exception of Artisan’s direct equity investment, the assets of CIPs are not available to Artisan’s creditors, nor are they available to Artisan for general corporate purposes. In addition, third-party investors in the CIPs have no recourse to the general credit of the Company.
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
During the year ended December 31, 2022, the Company determined that it no longer had a controlling financial interest in one series fund of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s consolidated statements of financial condition. There was no net impact to the consolidated statements of operations for the year ended December 31, 2022. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $10.0 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of December 31, 2022, Artisan held direct equity investments of $9.3 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on prices provided by independent pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable.

Short term investments are comprised of repurchase agreements and U.S Treasury obligations. Repurchase agreements are valued at cost plus accrued interest and U.S treasury obligations are valued using the same principles as fixed income securities. Derivative assets and liabilities are generally comprised of put and call options on securities and indices and forward foreign currency contracts. Put and call options are valued at the mid price (average of bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange. Open forward foreign currency contracts are valued using the market spot rate.
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2022 and 2021:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Money market funds	$25,140	$25,140	$—	$—
Equity securities - long position	32,388	30,179	2,209	—
Fixed income instruments - long position	216,638	—	212,368	4,270
Derivative assets	951	74	877	—
Short term investments	5,766	—	5,766	—

Liabilities
Equity securities - short position	$256	$256	$—	$—
Fixed income instruments - short position	17,273	—	17,273	—
Derivative liabilities	3,222	2,462	760	—

December 31, 2021
Assets
Money market funds	$7,908	$7,908	$—	$—
Equity securities - long position	33,583	31,838	1,745	—
Fixed income instruments - long position	161,177	—	156,240	4,937
Derivative assets	241	—	241	—

Liabilities
Equity securities - short position	$3,427	$3,427	$—	$—
Fixed income instruments - short position	15,570	—	15,570	—
Derivative liabilities	182	4	178	—

CIP balances included in the Company's consolidated statements of financial condition were as follows:

	As of December 31, 2022	As of December 31, 2021
Net CIP assets included in the table above	$260,132	$183,730
Net CIP assets (liabilities) not included in the table above	(18,105)	(10,769)
Total Net CIP assets	242,027	172,961
Less: redeemable noncontrolling interests	135,280	111,035
Artisan’s direct equity investment in CIPs	$106,747	$61,926

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2022, APAM held approximately 85% of the equity ownership interests in Holdings.

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
For the years ended December 31, 2022, 2021 and 2020, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2020	56,429,825	21,372,029	77,801,854	73%
Issuance of APAM Restricted Shares, Net (1)	789,114	—	789,114	—%
Delivery of Shares Underlying RSUs(1)	24,233	—	24,233	—%
2020 Follow-On Offering	1,802,326	(1,802,326)	—	2%
Holdings Common Unit Exchanges	4,128,600	(4,128,600)	—	5%
Forfeitures from Employee Terminations (1)	(43,091)	—	(43,091)	—%
Balance at December 31, 2020	63,131,007	15,441,103	78,572,110	80%
Issuance of APAM Restricted Shares, Net	562,289	—	562,289	1%
Delivery of Shares Underlying RSUs(1)	1,074	—	1,074	—%
2021 Follow-On Offering	963,614	(963,614)	—	1%
Holdings Common Unit Exchanges	2,142,292	(2,142,292)	—	2%
Forfeitures from Employee Terminations (1)	(100,404)	—	(100,404)	—%
Balance at December 31, 2021	66,699,872	12,335,197	79,035,069	84%
Issuance of APAM Restricted Shares, Net(1)	588,598	—	588,598	—%
Delivery of Shares Underlying RSUs(1)	1,060	—	1,060	—%
Holdings Common Unit Exchanges	711,166	(711,166)	—	1%
Forfeitures from Employee Terminations (1)	(18,671)	—	(18,671)	—%
Balance at December 31, 2022	67,982,025	11,624,031	79,606,056	85%
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statements of Financial Condition	For the Years Ended December 31,
	2022	2021
Additional paid-in capital	$(1,087)	$(563)
Noncontrolling interests - Artisan Partners Holdings	1,120	611
Accumulated other comprehensive income (loss)	(33)	(48)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.6 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of December 31, 2022 and 2021, respectively:

		Outstanding
Common shares	Authorized	December 31, 2022	December 31, 2021	Voting Rights (1)	Economic Rights
Class A, par value $0.01 per share	500,000,000	67,982,025	66,699,872	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	2,583,884	3,206,580	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,040,147	9,128,617	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2022, Artisan’s employees held 5,286,542 restricted shares of Class A common stock and all 2,583,884 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2022, 2021 and 2020:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2022	2021	2020
Quarterly	Common Class A	$2.95	$3.92	$2.79
Special Annual	Common Class A	$0.72	$0.31	$0.60

The following table summarizes APAM’s stock transactions for the years ended December 31, 2022, 2021 and 2020:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2020	77,801,854	56,429,825	7,803,364	13,568,665
2020 Follow-On Offering	—	1,802,326	(1,777,326)	(25,000)
Holdings Common Unit Exchanges	—	4,128,600	(1,535,275)	(2,593,325)
Delivery of Shares Underlying RSUs	24,233	24,233	—	—
Restricted Share Award Grants	916,085	916,085	—	—
Restricted Share Award Net Share Settlement	(126,971)	(126,971)	—	—
Employee/Partner Terminations	(43,091)	(43,091)	(32,805)	32,805
Balance at December 31, 2020	78,572,110	63,131,007	4,457,958	10,983,145
2021 Follow-On Offering	—	963,614	(638,614)	(325,000)
Holdings Common Unit Exchanges	—	2,142,292	(612,764)	(1,529,528)
Delivery of Shares Underlying RSUs	1,074	1,074	—	—
Restricted Share Award Grants	740,249	740,249	—	—
Restricted Share Award Net Share Settlement	(177,960)	(177,960)	—	—
Employee/Partner Terminations	(100,404)	(100,404)	—	—
Balance at December 31, 2021	79,035,069	66,699,872	3,206,580	9,128,617
Holdings Common Unit Exchanges	—	711,166	(622,696)	(88,470)
Delivery of Shares Underlying RSUs	1,060	1,060	—	—
Restricted Share Award Grants	787,372	787,372	—	—
Restricted Share Award Net Share Settlement	(198,774)	(198,774)	—	—
Employee/Partner Terminations	(18,671)	(18,671)	—	—
Balance at December 31, 2022	79,606,056	67,982,025	2,583,884	9,040,147
(1) There were 367,392, 327,713, and 304,570 restricted stock units outstanding at December 31, 2022, 2021, and 2020, respectively. In addition, there were 231,170 and 135,230 performance share units outstanding at December 31, 2022 and 2021, respectively. Based on the current status of the market and performance conditions, the 231,170 unvested performance share units would ultimately result in the issuance of 261,173 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Holdings Partnership Distributions to Limited Partners	$57,199	$93,189	$85,805
Holdings Partnership Distributions to APAM	299,040	400,191	270,044
Total Holdings Partnership Distributions	$356,239	$493,380	$355,849

The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Management fees
Artisan Funds	$573,924	$712,952	$503,642
Artisan Global Funds	43,128	48,498	33,531
Separate accounts and other(1)	375,676	452,474	347,729
Performance fees
Separate accounts and other(1)	557	13,312	14,650
Artisan Global Funds	—	—	15
Total revenues(2)	$993,285	$1,227,236	$899,567
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

The following table presents the balances of receivables related to contracts with customers:

Customer	December 31, 2022	December 31, 2021
Artisan Funds	$5,597	$5,874
Artisan Global Funds	4,453	5,433
Separate accounts and other	74,936	98,568
Total receivables from contracts with customers	$84,986	$109,875
Non-customer receivables	13,648	5,975
Accounts receivable	$98,634	$115,850
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
Artisan had no other contract assets or liabilities from contracts with customers as of December 31, 2022 and 2021.
Non-customer receivables includes state tax payments on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, and seed principal redemptions not yet collected.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Years Ended December 31,
	2022	2021	2020
Salaries, incentive compensation and benefits (1)	$458,609	$516,931	$399,325
Franchise capital award compensation expense	11,769	6,887	—
Restricted share-based award compensation expense	40,004	39,236	36,493
Long-term incentive compensation expense	51,773	46,123	36,493
Total compensation and benefits	$510,382	$563,054	$435,818
(1) Excluding long-term incentive compensation expense.

Incentive compensation
Cash incentive compensation paid to members of Artisan’s investment teams and members of its distribution team is generally based on formulas that are tied directly to revenues. The majority of this incentive compensation is earned on a quarterly basis and paid in the subsequent quarter with the exception of incentive compensation earned in the fourth quarter, which is also paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is generally discretionary and determined based on individual performance and Artisan’s overall results during the applicable year and is generally paid on an annual basis.
Long-term incentive compensation awards consist of both APAM equity awards and long-term cash awards, which are referred to as franchise capital awards. These awards are described in more detail below.
Equity awards
Artisan registered 14,000,000 shares of Class A common stock for issuance under the 2013 Omnibus Incentive Compensation Plan, as amended (the “Plan”), which plan will terminate in the first quarter of 2023. Pursuant to the Plan, APAM has granted a combination of restricted stock awards, restricted stock units, and performance share units (collectively referred to as “restricted share-based awards” or "awards") of Class A common stock to employees. We expect to seek stockholder approval of a new equity incentive plan and the registration of additional shares under such plan at the Company’s 2023 annual meeting of stockholders.
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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 2,967,582 shares of Class A common stock were reserved and available for issuance under the Plan as of December 31, 2022. During the year ended December 31, 2022, Artisan granted 787,372 restricted stock awards, 1,331 restricted stock units, and 95,940 performance share units of Class A common stock to employees of the Company. Total compensation expense associated with the 2022 grant is expected to be approximately $37.9 million.

The following tables summarize the restricted share-based award activity for the years ended December 31, 2022, 2021 and 2020:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2020	$35.00	5,005,422
Granted	33.80	919,455
Forfeited	30.92	(43,091)
Vested	32.59	(588,144)
Unvested at January 1, 2021	$35.09	5,293,642
Granted	52.93	741,555
Forfeited	29.99	(101,001)
Vested	31.51	(688,802)
Unvested at January 1, 2022	$38.18	5,245,394
Granted	41.86	788,703
Forfeited	40.11	(18,671)
Vested	34.85	(619,083)
Unvested at December 31, 2022	$39.09	5,396,343

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2020	$—	—
Granted	52.45	60,000
Forfeited	—	—
Vested	—	—
Unvested at January 1, 2021	$52.45	60,000
Granted	68.58	75,230
Forfeited	—	—
Vested	—	—
Unvested at January 1, 2022	$61.42	135,230
Granted	53.50	95,940
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2022	$58.13	231,170
Based on the current status of the market and performance conditions, the 231,170 unvested performance share units would ultimately result in the issuance of 261,173 shares of Class A common stock if all other vesting conditions were met.
The aggregate vesting date fair value of awards that vested during the years ended December 31, 2022, 2021 and 2020 was approximately $24.4 million, $35.8 million, and $21.0 million, respectively. The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of December 31, 2022 was $73.0 million with a weighted average recognition period of 3.3 years remaining. The unrecognized compensation expense for the unvested performance share units as of December 31, 2022 was $6.6 million with a weighted average recognition period of 2.5 years remaining.
During the years ended December 31, 2022 and 2021, the Company withheld a total of 198,774 and 177,960 restricted shares, respectively, and paid $7.9 million and $9.2 million, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

Franchise capital awards
During the years ended December 31, 2022 and 2021, Artisan granted $48.6 million and $35.0 million, respectively, of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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

		For the Years Ended December 31,
Statement of Operations Section	Statement of Operations Line Item	2022	2021	2020
Operating expense (benefit)	Compensation and benefits	$(3,391)	$520	$—
Non-operating income (expense)	Other net investment gain (loss)	(13,198)	2,717	—
The franchise capital award liability was $14.5 million and $6.9 million as of December 31, 2022 and 2021, respectively, and is included in accrued incentive compensation in the consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of December 31, 2022 was $52.8 million with a weighted average recognition period of 4.0 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
Current:	2022	2021	2020
Federal	$25,903	$53,131	$24,116
State and local	6,870	14,990	8,174
Foreign	521	523	515
Total	33,294	68,644	32,805
Deferred:
Federal	25,670	32,655	27,110
State and local	4,486	5,727	880
Total	30,156	38,382	27,990
Income tax expense	$63,450	$107,026	$60,795

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax effect	3.7	3.5	3.1
Excess tax benefits on share-based compensation	(1.7)	(1.4)	(1.1)
Rate benefit from the flow through entity	(2.8)	(4.1)	(5.5)
Change in state tax rate	—	—	(1.1)
Unrecognized tax benefits	(0.1)	—	0.2
Other	0.2	0.4	(0.1)
Effective tax rate	20.3%	19.4%	16.5%
The effective tax rate includes a rate benefit attributable to the fact that, for the years ended December 31, 2022, 2021 and 2020, approximately 17%, 19% and 24%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and favorable tax deductions related to the vesting of restricted share-based awards. The effective tax rate was also reduced in the year ended December 31, 2020 due to the remeasurement of existing deferred tax assets resulting from an increase in Artisan's state deferred income tax rates.
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
Payments under the TRAs, if any, will be made pro rata among all TRA counterparties entitled to payments on an annual basis to the extent APAM has sufficient taxable income to utilize the increased depreciation and amortization charges and imputed interest deductions. Artisan expects to make one or more payments under the TRAs, to the extent they are required, prior to or within 125 days after APAM’s U.S. federal income tax return is filed for each fiscal year. Interest on the TRA payments will accrue at a rate equal to one-year LIBOR plus 100 basis points from the due date (without extension) of such tax return until such payments are made. We expect to amend the TRA agreements in 2023 to replace LIBOR with an appropriate replacement reference rate, which may be SOFR, in connection with the discontinuation of the LIBOR benchmark.
Amounts payable under the TRAs are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Consolidated Statements of Operations.

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2022 and 2021 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under Tax Receivable Agreements
December 31, 2020	$446,954	$412,468
2021 Follow-On Offering	16,362	13,908
2021 Holdings Common Unit Exchanges	36,069	30,659
Amortization	(39,483)	—
Payments under TRAs (1)	—	(31,250)
Change in estimate	(9)	(358)
December 31, 2021	$459,893	$425,427
2022 Holdings Common Unit Exchanges	8,687	7,384
Amortization	(42,122)	—
Payments under TRAs (1)	—	(33,109)
Change in estimate	10	(913)
December 31, 2022	$426,468	$398,789
(1) Interest payments of $0.1 million and less than $0.1 million were paid in addition to these TRA payments for the years ended 2022 and 2021, respectively.

Net deferred tax assets comprise the following:

Deferred tax assets:	As of December 31, 2022	As of December 31, 2021
Amortizable basis (1)	$426,468	$459,893
Other (2)	50,556	38,009
Total deferred tax assets	477,024	497,902
Less: valuation allowance (3)	—	—
Net deferred tax assets	$477,024	$497,902
(1) Represents the unamortized step-up of tax basis and other tax attributes from the merger and partnership unit sales and exchanges described above. These future tax benefits are subject to the TRA agreements.

(2) Represents the net deferred tax assets associated with Artisan’s investment in Holdings, related primarily to incentive compensation plan deduction timing differences. These future tax benefits are not subject to the TRA agreements.

(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The change in the Company’s gross unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,085	$1,085	$1,667
Additions for tax positions of prior years	117	—	1,187
Reductions for tax positions of prior years	(476)	—	(613)
Tax positions related to the current year	30	—	216
Settlements with taxing authorities	(609)	—	(1,372)
Expirations of statute of limitations	—	—	—
Balance at end of year	$147	$1,085	$1,085
If recognized, $0.1 million and $1.0 million of the benefits (expense) recorded as of December 31, 2022 and 2021, respectively, would favorably (unfavorably) impact the effective tax rate in future periods. The total amount of unrecognized tax benefits is currently not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was less than $0.1 million and $0.2 million as of December 31, 2022 and 2021, respectively, and is excluded from the unrecognized tax benefits total above. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company's Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2022, U.S. federal income tax returns filed for the years 2019 through 2021 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2018 to 2021.

Note 12. Earnings Per Share
The computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
Basic and Diluted Earnings Per Share	2022	2021	2020
Numerator:
Net income attributable to APAM	$206,755	$336,516	$212,617
Less: Allocation to participating securities	22,801	31,430	23,268
Net income available to common stockholders	$183,954	$305,086	$189,349
Denominator:
Basic weighted average shares outstanding	62,475,960	59,866,790	55,633,529
Dilutive effect of nonparticipating equity awards	22,549	14,249	4,393
Diluted weighted average shares outstanding	62,498,509	59,881,039	55,637,922
Earnings per share - Basic	$2.94	$5.10	$3.40
Earnings per share - Diluted	$2.94	$5.09	$3.40
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

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Years Ended December 31,
Anti-Dilutive Weighted Average Shares Outstanding	2022	2021	2020
Holdings limited partnership units	12,022,633	14,167,538	17,885,335
Unvested restricted share-based awards	5,601,756	5,410,221	5,313,466
Total	17,624,389	19,577,759	23,198,801
Note 13. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2022, 2021 and 2020 were $9.7 million, $8.4 million and $7.8 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.
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
Expense related to the Phantom Equity Plan for the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $1.6 million and $1.6 million, respectively, and is included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2022 and 2021 for the plan was $0.8 million and $1.5 million, respectively.
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

Note 15. Property and Equipment
The composition of property and equipment at December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Computers and equipment	$6,132	$7,210
Computer software	6,740	6,643
Furniture and fixtures	14,785	12,689
Leasehold improvements	66,304	52,623
Total Cost	$93,961	$79,165
Less: Accumulated depreciation	(45,857)	(43,852)
Property and equipment, net of accumulated depreciation	$48,104	$35,313
Depreciation expense totaled $7.7 million, $6.8 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 16. Leases
Operating lease expense was as follows:

		For the Years Ended December 31,
Lease Type	Classification	2022	2021	2020
Parking leases	Compensation and benefits	$398	$518	$520
Office leases (1)	Occupancy	18,979	14,463	14,991
Variable lease cost (2)	Occupancy	351	110	135
Short-term lease cost (2)	Occupancy	710	455	343
Sublease income	Occupancy	(133)	(267)	(429)
Office equipment leases	Communication and technology	134	247	281
Total operating lease expense		$20,439	$15,526	$15,841
(1) Office lease expense includes impairment charges of $1.4 million and $0.9 million for the years ended December 31, 2022 and 2020, respectively, related to the abandonment of leased office space.
(2) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
During the year ended December 31, 2022, the Company recognized asset impairment loss of $1.4 million related to the abandonment of a leased office location. The loss is recorded in occupancy expense based on the present value of expected future cash flows.
The table below presents the maturity of operating lease liabilities:

As of December 31, 2022
2023	$18,698
2024	18,619
2025	18,524
2026	17,783
2027	16,540
Thereafter	53,592
Total undiscounted lease payments	143,756
Adjustment to discount to present value	(22,909)
Operating lease liabilities	$120,847
As of December 31, 2022, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Weighted average discount rate	4.1%	4.4%	4.6%
Weighted average remaining lease term	9.0 years	8.3 years	7.4 years
Operating cash flows for operating leases	16,393	16,821	16,546

Note 17. Related Party Transactions
Several of the current executive officers and directors of APAM, or entities associated with those individuals, are or were limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and these persons are considered to be related party transactions.
Holdings makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At December 31, 2022 and 2021, accounts receivables included $6.5 million and $1.5 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.60% to 1.05%. Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.88% to 1.45%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. Expense waivers and reimbursements are reflected as a reduction of Management fees within the Consolidated Statements of Operations. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
Artisan Funds	2022	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$575,286	$713,595	$504,204
Elimination of fees from consolidated investment products (1)	$(217)	$(8)	$—
Consolidated investment advisory fees (Gross of expense reimbursements)	$575,069	$713,587	$504,204

Expense reimbursements	$1,515	$676	$562
Elimination of expense reimbursements from consolidated investment products (1)	$(370)	$(41)	$—
Consolidated expense reimbursements	$1,145	$635	$562
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Global Funds	2022	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$43,326	$48,622	$33,786
Elimination of fees from consolidated investment products (1)	(164)	(75)	(58)
Consolidated investment advisory fees (Gross of expense reimbursements)	$43,162	$48,547	$33,728

Expense reimbursements	$424	$489	$515
Elimination of expense reimbursements from consolidated investment products (1)	(390)	(440)	(333)
Consolidated expense reimbursements	$34	$49	$182
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Affiliate transactions - Artisan Private Funds
Pursuant to written agreements, Artisan serves as the investment manager and acts as the general partner for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee and for certain funds is entitled to receive either an allocation of profits or a performance-based fee. In addition, Artisan has agreed to reimburse certain funds to the extent that expenses, excluding Artisan’s management fee, performance fee and certain transaction related costs, exceed certain levels, which range from 0.10% to 1.00% per annum of the net assets of the fund. Artisan may also voluntarily waive fees or reimburse the funds for other expenses. The directors of Artisan Private Funds and the officers of the general partners of the Artisan Private Funds who are affiliated with Artisan receive no compensation from the funds.
Artisan and certain related parties, including employees, officers and members of the Company’s Board have invested in one or more of the Artisan Private Funds and, for certain of those investments, do not pay a management fee, performance fee or incentive allocation.
Investment advisory fees for managing the Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Private Funds	2022	2021	2020
Investment advisory fees (Gross of expense reimbursements)	$15,025	$14,519	$7,570
Elimination of fees from consolidated investment products (1)	(583)	(1,246)	(1,084)
Consolidated investment advisory fees (Gross of expense reimbursements)	$14,442	$13,273	$6,486

Expense reimbursements	$286	$281	$405
Elimination of expense reimbursements from consolidated investment products (1)	(132)	(154)	(258)
Consolidated expense reimbursements	$154	$127	$147
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 18. Geographic Information
Artisan generates a portion of its revenues from clients domiciled in various countries outside the United States. Revenues by geographic location based on client domicile for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
U.S.	$812,390	$1,021,595	$748,327
Non-U.S.	180,895	205,641	151,240
Total revenues	$993,285	$1,227,236	$899,567

The following table sets forth Artisan’s long-lived assets by geographic area, which consist of net property and equipment and operating lease assets:

	As of December 31,
	2022	2021
U.S.	$146,816	$118,558
Non-U.S.	2,698	5,397
Total long-lived assets	$149,514	$123,955

Note 19. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.

Note 20. Subsequent Events
Long-term incentive awards
During the first quarter of 2023, the board of directors of APAM approved the grant of long-term incentive awards with a grant date fair value of $57.1 million consisting of $18.1 million of restricted share-based awards and $39.0 million of franchise capital awards, to certain employees pursuant to the Company’s 2013 Omnibus Incentive Compensation Plan, as amended. The grant will be effective March 1, 2023. Compensation expense associated with these awards will be recognized on a straight-line basis over the requisite service period, which is generally three or five years. Expense for the franchise capital (cash based) awards will be variable based on the investment returns of the investment strategy to which the awards are allocated.
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective January 31, 2023, a distribution by Artisan Partners Holdings of $23.0 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective January 31, 2023, a quarterly dividend of $0.55 per share of Class A common stock and a special annual dividend of $0.35 per share of Class A common stock. Both APAM common stock dividends, a total of $0.90 per share, are payable on February 28, 2023 to stockholders of record as of February 14, 2023.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act), during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth below) will be set forth in our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022 (the “Proxy Statement”), under the sections titled “Proposal 1: Election of Directors” and “Board Composition and Leadership – Committees of the Board” and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be set forth in the Proxy Statement, under the sections titled “Compensation Discussion and Analysis,” “Board Composition and Leadership – Compensation Committee Interlocks and Insider Participation” and “Director Compensation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be set forth in the Proxy Statement, under the section titled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be set forth in the Proxy Statement, under the sections titled “Board Composition and Leadership – Director Independence” and “Relationships and Related Party Transactions,” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Proxy Statement, under the section titled “Ratification of the Appointment of PricewaterhouseCoopers LLP for the Fiscal Year Ending December 31, 2023,” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.	10-K	001-35826	2.1	February 25, 2016
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.	10-K	001-35826	3.1	February 25, 2016
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.	10-K	001-35826	3.2	February 25, 2016
4.1	Description of the Registrant's Securities	10-K	001-35826	4.1	February 18, 2020
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP	10-K	001-35826	10.1	February 25, 2016
10.2	Amended and Restated Resale and Registration Rights Agreement	10-K	001-35826	10.2	February 25, 2016
10.3	Exchange Agreement	10-K	001-35826	10.3	February 25, 2016
10.4	Tax Receivable Agreement (Merger)	10-K	001-35826	10.4	February 25, 2016
10.5	Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.5	February 25, 2016
10.6	Stockholders Agreement	10-K	001-35826	10.6	February 25, 2016
10.7	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.9	February 25, 2016
10.8	Amendment No. 1 to Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)					X
10.9	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (1)	10-K	001-35826	10.10	February 25, 2016
10.10	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement	10-K	001-35826	10.12	February 25, 2016
10.11	Form of Indemnification Agreement	10-K	001-35826	10.14	February 25, 2016
10.12	Form of Indemnification Priority Agreement	10-K	001-35826	10.15	February 25, 2016
10.13	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 25, 2016
10.14	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	10-K	001-35826	10.13	February 20, 2019
10.15	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	10-K	001-35826	10.14	February 20, 2019
10.16	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Restricted Share Award Agreement (1)	10-K	001-35826	10.15	February 20, 2019
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Career Share Award Agreement (1)	10-K	001-35826	10.16	February 20, 2019
10.18	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement	10-K	001-35826	10.17	February 20, 2019

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.19	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 18, 2020
10.20	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 26, 2021 (1)	10-K	001-35826	10.19	February 23, 2021
10.21	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 25, 2022 (1)	10-K	001-35826	10.20	February 22, 2022
10.22	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting	10-K	001-35826	10.20	February 23, 2021
10.23	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (PMs and Founders)	10-K	001-35826	10.22	February 22, 2022
10.24	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (Non-PM)	10-K	001-35826	10.23	February 22, 2022
10.25	Form of Unit Purchase Agreement	10-K	001-35826	10.22	February 25, 2016
10.26	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.					X
10.27	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	August 18, 2017
10.28	Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	June 6, 2019
10.29	Note Purchase Agreement, dated as of December 7, 2021, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	December 7, 2021
10.30	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2022, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent and Citibank, N.A. and BofA Securities, Inc. as joint lead arrangers and joint book runners	8-K	001-35826	10.1	August 17, 2022
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2022 and 2021; (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2022, 2021 and 2020
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

Dated: February 27, 2023

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2023.

Signature	Title
/s/ Jennifer Barbetta	Director
Jennifer A. Barbetta
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Chair of the Board
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Saloni S. Multani	Director
Saloni S. Multani
/s/ Andrew A. Ziegler	Director
Andrew A. Ziegler