Form 10-Q
period 2023-03-31
Artisan Partners Asset Management Inc.
filed 2023-05-05
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-35826

Artisan Partners Asset Management Inc.
(Exact name of registrant as specified in its charter)

Delaware		45-0969585
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

875 E. Wisconsin Avenue, Suite 800		53202
Milwaukee,	WI
(Address of principal executive offices)		(Zip Code)

(414) 390-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	APAM	New York Stock Exchange

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of May 1, 2023 were 68,455,036, 2,491,147 and 9,025,147, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations and projections about future events. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, change in the legislative and regulatory environment in which we operate, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023, as such factors may be updated from time to time. Our periodic and current reports are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	March 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$150,628	$114,832
Accounts receivable	100,653	98,634
Investment securities	123,263	85,415
Property and equipment, net	48,262	48,104
Deferred tax assets	466,234	477,024
Restricted cash	—	—
Prepaid expenses and other assets	19,841	20,053
Operating lease assets	98,178	101,410
Assets of consolidated investment products
Cash and cash equivalents	22,504	28,416
Accounts receivable and other	23,513	4,977
Investment assets, at fair value	277,375	255,743
Total assets	$1,330,451	$1,234,608

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$27,581	$24,414
Accrued incentive compensation	97,057	29,762
Borrowings	199,092	199,050
Operating lease liabilities	117,740	120,847
Amounts payable under tax receivable agreements	399,807	398,789
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	28,561	26,358
Investment liabilities, at fair value	18,021	20,751
Total liabilities	887,859	819,971
Commitments and contingencies
Redeemable noncontrolling interests	161,362	135,280
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 68,460,000 and 67,982,025 shares outstanding at March 31, 2023 and December 31, 2022, respectively)	685	680
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 2,491,147 and 2,583,884 shares outstanding at March 31, 2023 and December 31, 2022, respectively)	25	26
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,025,147 and 9,040,147 shares outstanding at March 31, 2023 and December 31, 2022, respectively)	90	90
Additional paid-in capital	175,273	171,416
Retained earnings	82,050	93,088
Accumulated other comprehensive income (loss)	(2,738)	(3,079)
Total Artisan Partners Asset Management Inc. stockholders’ equity	255,385	262,221
Noncontrolling interests - Artisan Partners Holdings	25,845	17,136
Total stockholders’ equity	281,230	279,357
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,330,451	$1,234,608

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Management fees	$234,440	$281,406
Performance fees	69	192
Total revenues	234,509	281,598
Operating Expenses
Compensation and benefits	131,512	139,932
Distribution, servicing and marketing	5,617	7,061
Occupancy	7,030	6,582
Communication and technology	12,430	12,334
General and administrative	9,613	8,698
Total operating expenses	166,202	174,607
Total operating income	68,307	106,991
Non-operating income (expense)
Interest expense	(2,056)	(2,686)
Net gain (loss) on the tax receivable agreements	—	482
Net investment gain (loss) of consolidated investment products	14,940	1,188
Other net investment gain (loss)	9,257	(4,752)
Total non-operating income (expense)	22,141	(5,768)
Income before income taxes	90,448	101,223
Provision for income taxes	18,647	18,786
Net income before noncontrolling interests	71,801	82,437
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	12,037	15,615
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	9,011	1,389
Net income attributable to Artisan Partners Asset Management Inc.	$50,753	$65,433

Basic earnings per share	$0.72	$0.90
Diluted earnings per share	$0.72	$0.90
Basic weighted average number of common shares outstanding	63,231,797	62,039,038
Diluted weighted average number of common shares outstanding	63,247,163	62,070,360
Dividends declared per Class A common share	$0.90	$1.75

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net income before noncontrolling interests	$71,801	$82,437
Other comprehensive income (loss)
Foreign currency translation gain (loss)	433	(553)
Total other comprehensive income (loss)	433	(553)
Comprehensive income	72,234	81,884
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	12,130	15,533
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	9,011	1,389
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$51,093	$64,962

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended March 31, 2023	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2023	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280
Net income	—	—	—	—	50,753	—	12,037	62,790	9,011
Other comprehensive income - foreign currency translation	—	—	—	—	—	356	77	433	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	376	—	(15)	(361)	—	—
Amortization of equity-based compensation	—	—	—	9,006	—	—	1,308	10,314	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	340	—	—	—	340	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(84)	—	—	—	(84)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(5,775)	—	—	(981)	(6,758)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	17,071
Distributions	—	—	—	—	—	—	(3,327)	(3,327)	—
Dividends	—	—	—	—	(61,791)	—	(44)	(61,835)	—
Balance at March 31, 2023	$685	$25	$90	$175,273	$82,050	$(2,738)	$25,845	$281,230	$161,362

Three months ended March 31, 2022	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2022	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035
Net income	—	—	—	—	65,433	—	15,615	81,048	1,389
Other comprehensive income - foreign currency translation	—	—	—	—	—	(468)	(85)	(553)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	373	—	(4)	(369)	—	—
Amortization of equity-based compensation	—	—	—	9,775	—	—	1,564	11,339	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	264	—	—	—	264	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	8	—	—	(8)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(6,236)	(25)	—	(1,157)	(7,420)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	3,989
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(9,274)
Distributions	—	—	—	—	—	—	(11,168)	(11,168)	—
Dividends	—	—	—	—	(117,529)	—	(67)	(117,596)	—
Balance at March 31, 2022	$674	$31	$91	$146,002	$82,768	$(1,782)	$24,090	$251,874	$107,139

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income before noncontrolling interests	$71,801	$82,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,197	1,710
Deferred income taxes	12,147	8,846
Noncash lease expense	(171)	(150)
Net investment (gain) loss on nonconsolidated investment securities	(8,728)	4,599
Net (gain) loss on the tax receivable agreements	—	(482)
(Gain) loss on disposal of property and equipment	2	—
Amortization of debt issuance costs	111	118
Share-based compensation	10,314	11,339
Net investment (gain) loss of consolidated investment products	(14,940)	(1,188)
Purchase of investments by consolidated investment products	(69,281)	(37,902)
Proceeds from sale of investments by consolidated investment products	53,283	34,765
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	671	(6,644)
Prepaid expenses and other assets	604	2,871
Accounts payable and accrued expenses	72,772	90,574
Net change in operating assets and liabilities of consolidated investment products	(9,846)	604
Net cash provided by operating activities	120,936	191,497
Cash flows from investing activities
Acquisition of property and equipment	(346)	(1,084)
Leasehold improvements	(2,725)	(2,893)
Proceeds from sale of investment securities	2,465	3,972
Purchase of investment securities	(35,597)	(56,398)
Net cash used in investing activities	(36,203)	(56,403)
Cash flows from financing activities
Partnership distributions	(3,327)	(11,168)
Dividends paid	(61,835)	(117,596)
Taxes paid related to employee net share settlement	(6,758)	(7,420)
Capital contributions to consolidated investment products, net	17,071	3,989
Net cash used in financing activities	(54,849)	(132,195)
Net increase (decrease) in cash, cash equivalents, and restricted cash	29,884	2,899
Cash, cash equivalents and restricted cash
Beginning of period	143,248	200,771
End of period	$173,132	$203,670
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$150,628	$187,511
Restricted cash	—	629
Cash and cash equivalents of consolidated investment products	22,504	15,530
Cash, cash equivalents and restricted cash	$173,132	$203,670
Supplementary information
Noncash activity:
Establishment of deferred tax assets	$1,358	$1,195
Establishment of amounts payable under tax receivable agreements	1,018	440
Increase in investment securities due to deconsolidation of CIPs	—	9,970
Operating lease assets obtained in exchange for operating lease liabilities	78	15,874
Settlement of franchise capital liability via transfer of investment securities	1,411	—
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2023, APAM held approximately 86% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of March 31, 2023, Artisan had a controlling financial interest in two series of Artisan Funds, five sub-funds of Artisan Global Funds, and two Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Reclassification
In conjunction with annual reporting on Form 10-K for the year ended December 31, 2022, the Company changed the presentation of its Consolidated Statements of Operations to recategorize expenditures for computers and mobile devices from “General and administrative” to “Communication and technology.” Amounts for the comparative period in fiscal 2022 presented herein have been reclassified to conform to the current presentation. The reclassification had no impact on previously reported operating income, net income, or financial position. Management believes the revised presentation is more useful to readers of its financial statements.
Recent accounting pronouncements
None.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products.”

	As of March 31, 2023	As of December 31, 2022
Investments in equity securities	$111,909	$76,156
Investments in equity securities accounted for under the equity method	11,354	9,259
Total investment securities	$123,263	$85,415
Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of March 31, 2023 and December 31, 2022, Artisan held investment securities of $99.6 million and $63.3 million, respectively, related to funded long-term incentive compensation plans (excluding investments in consolidated investment products).

Unrealized gain (loss) related to investment securities held at the end of the periods indicated below were as follows:

	For the Three Months Ended March 31,
	2023	2022
Unrealized gain (loss) on investment securities held at the end of the period	$7,891	$(3,928)
Other net investment gain (loss) is presented within the non-operating income (expense) section of the Consolidated Statements of Operations. The components of other net investment gain (loss) are as follows:

	For the Three Months Ended March 31,
	2023	2022
Net investment gain (loss) on nonconsolidated seed investments	$1,710	$(1,638)
Net investment gain (loss) on franchise capital investments	7,018	(2,961)
Other	529	(153)
Other net investment gain (loss)	$9,257	$(4,752)
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2023 and December 31, 2022:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
March 31, 2023
Assets
Money market funds [1]	$127,322	$—	$127,322	$—	$—
Equity securities	123,263	10,834	112,429	—	—

December 31, 2022
Assets
Money market funds [1]	$3,297	$—	$3,297	$—	$—
Equity securities	85,415	8,835	76,580	—	—
[1] Money market funds are included within the Cash and cash equivalents line of the Unaudited Condensed Consolidated Statements of Financial Condition.

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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2023 and December 31, 2022:

	Maturity(1)	As of March 31, 2023	As of December 31, 2022	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		$200,000	$200,000
Debt issuance costs		$(908)	$(950)
Total borrowings		$199,092	$199,050
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $181.5 million as of March 31, 2023. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of March 31, 2023, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $1.9 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively.
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
As of March 31, 2023, Artisan is considered to have a controlling financial interest in two series of Artisan Funds, five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $115.4 million.
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

As of March 31, 2023, Artisan held direct equity investments of $11.4 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on prices provided by independent pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. Short term investments are comprised of repurchase agreements and U.S. Treasury obligations. Repurchase agreements are valued at cost plus accrued interest and U.S. treasury obligations are valued using the same principles as fixed income securities. Derivative assets and liabilities are generally comprised of put and call options on securities and indices and forward foreign currency contracts. Put and call options are valued at the mid price (average of bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange. Open forward foreign currency contracts are valued using the market spot rate.
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2023 and December 31, 2022:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets
Money market funds	$15,877	$15,877	$—	$—
Equity securities - long position	35,463	33,316	2,147	—
Fixed income instruments - long position	230,840	—	226,407	4,433
Derivative assets	240	—	240	—
Short term investments	10,832	—	10,832	—

Liabilities
Fixed income instruments - short position	$13,011	$—	$13,011	$—
Derivative liabilities	5,010	1,980	3,030	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Money market funds	$25,140	$25,140	$—	$—
Equity securities - long position	32,388	30,179	2,209	—
Fixed income instruments - long position	216,638	—	212,368	4,270
Derivative assets	951	74	877	—
Short term investments	5,766	—	5,766	—

Liabilities
Equity securities - short position	$256	$256	$—	$—
Fixed income instruments - short position	17,273	—	17,273	—
Derivative liabilities	3,222	2,462	760	—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of March 31, 2023	As of December 31, 2022
Net CIP assets included in the table above	$275,231	$260,132
Net CIP assets/(liabilities) not included in the table above	1,579	(18,105)
Total Net CIP assets	276,810	242,027
Less: redeemable noncontrolling interests	161,362	135,280
Artisan’s direct equity investment in CIPs	$115,448	$106,747
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2023, APAM held approximately 86% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2023, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2022	67,982,025	11,624,031	79,606,056	85%
Holdings Common Unit Exchanges (1)	107,737	(107,737)	—	—%
Issuance of APAM Restricted Shares	515,702	—	515,702	1%
Delivery of Shares Underlying RSUs and PSUs (1)	46,146	—	46,146	—%
Restricted Share Award Net Share Settlement (1)	(187,287)	—	(187,287)	—%
Forfeitures from Employee Terminations (1)	(4,323)	—	(4,323)	—%
Balance at March 31, 2023	68,460,000	11,516,294	79,976,294	86%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Three Months Ended March 31,
	2023	2022
Additional paid-in capital	$376	$373
Noncontrolling interests - Artisan Partners Holdings	(361)	(369)
Accumulated other comprehensive income (loss)	(15)	(4)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of March 31, 2023 and December 31, 2022, respectively:

		Outstanding
	Authorized	As of March 31, 2023	As of December 31, 2022	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	68,460,000	67,982,025	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	2,491,147	2,583,884	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,025,147	9,040,147	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2023, Artisan’s employees held 5,256,580 restricted shares of Class A common stock and all 2,491,147 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2023 and 2022:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2023	2022
Quarterly	Class A Common	$0.55	$1.03
Special Annual	Class A Common	$0.35	$0.72
The following table summarizes APAM’s stock transactions for the three months ended March 31, 2023:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2022	79,606,056	67,982,025	2,583,884	9,040,147
Holdings Common Unit Exchanges	—	107,737	(92,737)	(15,000)
Restricted Share Award Grants	515,702	515,702	—	—
Restricted Share Award Net Share Settlement	(187,287)	(187,287)	—	—
Delivery of Shares Underlying RSUs and PSUs	46,146	46,146	—	—
Employee/Partner Terminations	(4,323)	(4,323)	—	—
Balance at March 31, 2023	79,976,294	68,460,000	2,491,147	9,025,147

(1) There were 415,112 and 367,392 restricted stock units outstanding at March 31, 2023 and December 31, 2022, respectively. In addition, there were 216,170 and 231,170 performance share units outstanding at March 31, 2023 and December 31, 2022, respectively. Based on the quarter-end status of the market and performance conditions, the 216,170 unvested performance share units would ultimately result in the issuance of 216,173 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Holdings Partnership Distributions to Limited Partners	$3,327	$11,168
Holdings Partnership Distributions to APAM	19,672	60,391
Total Holdings Partnership Distributions	$22,999	$71,559
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Management fees
Artisan Funds	$134,393	$163,586
Artisan Global Funds	10,239	11,942
Separate accounts and other (1)	89,808	105,878
Performance fees
Separate accounts and other (1)	69	192
Total revenues (2)	$234,509	$281,598
(1) Separate accounts and other revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 14, “Related Party Transactions.”

The following table presents the balances of receivables related to contracts with customers:

Customer	As of March 31, 2023	As of December 31, 2022
Artisan Funds	$4,544	$5,597
Artisan Global Funds	4,636	4,453
Separate accounts and other	78,191	74,936
Total receivables from contracts with customers	$87,371	$84,986
Non-customer receivables	13,282	13,648
Accounts receivable	$100,653	$98,634
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
Artisan had no other contract assets or liabilities from contracts with customers as of March 31, 2023 or December 31, 2022.

Non-customer receivables includes state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments related to franchise capital that have not yet been collected.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Three Months Ended March 31,
	2023	2022
Salaries, incentive compensation and benefits (1)	$115,550	$127,195
Long-term cash incentive compensation expense	6,984	2,649
Restricted share-based award compensation expense	8,978	10,088
Long-term incentive compensation expense	15,962	12,737
Total compensation and benefits	$131,512	$139,932

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
Restricted share-based awards
APAM has granted a combination of restricted stock awards, restricted stock units, and performance share units (collectively referred to as “restricted share-based awards” or “awards”) of Class A common stock to employees.
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
During the three months ended March 31, 2023, Artisan granted 515,702 restricted stock awards and 1,684 restricted stock units. Total compensation expense associated with the 2023 grant is expected to be approximately $38.0 million.

The following tables summarize the restricted share-based award activity for the three months ended March 31, 2023:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2023	$39.09	5,396,343
Granted	34.99	517,386
Forfeited	40.79	(4,323)
Vested	37.55	(542,487)
Unvested at March 31, 2023	$38.85	5,366,919

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2023	$58.13	231,170
Granted	—	—
Forfeited	—	—
Vested (1)	34.97	(15,000)
Unvested at March 31, 2023	$54.89	216,170
(1) During the three months ended March 31, 2023, the 60,000 PSUs granted in 2020 met the requisite three-year performance conditions, resulting in the potential vesting of 150% of the PSUs. 45,000 shares of Class A common stock were promptly delivered at that time, while the remaining PSUs remain subject to the qualified retirement vesting condition.

Based on the quarter-end status of the market and performance conditions, the 216,170 unvested performance share units would ultimately result in the issuance of 216,173 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of March 31, 2023 was $82.6 million with a weighted average recognition period of 3.6 years remaining. The unrecognized compensation expense for the unvested performance share units as of March 31, 2023 was $5.7 million with a weighted average recognition period of 2.3 years remaining.
During the three months ended March 31, 2023, the Company withheld a total of 187,287 restricted shares and paid a total of $6.8 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the three months ended March 31, 2023, Artisan granted $39.0 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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

The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended March 31,
Statement of Operations Section	Statement of Operations Line Item	2023	2022
Operating expenses (benefit)	Compensation and benefits	$1,732	$(707)
Non-operating income (expense)	Other net investment gain (loss)	7,018	(2,961)
The franchise capital award liability was $17.7 million and $14.5 million as of March 31, 2023 and December 31, 2022, respectively, and is included in accrued incentive compensation in the unaudited consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of March 31, 2023 was $92.7 million with a weighted average recognition period of 4.3 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2023, approximately 16% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards.
APAM’s effective tax rate was 20.6% and 18.6% for the three months ended March 31, 2023 and 2022, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2023	2022
Current:
Federal	$4,748	$7,871
State and local	1,561	1,929
Foreign	191	140
Total	6,500	9,940
Deferred:
Federal	10,328	7,532
State and local	1,819	1,314
Total	12,147	8,846
Income tax expense (benefit)	$18,647	$18,786
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
Payments under the TRAs, if any, will be made pro rata among all TRA counterparties entitled to payments on an annual basis to the extent APAM has sufficient taxable income to utilize the increased depreciation and amortization charges and imputed interest deductions. Artisan expects to make one or more payments under the TRAs, to the extent they are required, prior to or within 125 days after APAM’s U.S. federal income tax return is filed for each fiscal year. Interest on the TRA payments will accrue from the due date (without extension) of such tax return until such payments are made. Amounts payable under the TRAs are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income, and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the unaudited consolidated statements of operations.
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2023 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2022	$426,468	$398,789
2023 Holdings Common Unit Exchanges	1,198	1,018
Amortization	(10,955)	—
March 31, 2023	$416,711	$399,807
Net deferred tax assets comprise the following:

	As of March 31, 2023	As of December 31, 2022
Deferred tax assets:
Amortizable basis (1)	$416,711	$426,468
Other (2)	49,523	50,556
Total deferred tax assets	466,234	477,024
Less: valuation allowance (3)	—	—
Net deferred tax assets	$466,234	$477,024

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $0.1 million as of March 31, 2023 and December 31, 2022. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was less than $0.1 million as of March 31, 2023 and December 31, 2022. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2023, U.S. federal income tax returns filed for the years 2019 through 2021 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2018 to 2021.

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
The computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2023	2022
Numerator:
Net income attributable to APAM	$50,753	$65,433
Less: Allocation to participating securities	4,952	9,431
Net income available to common stockholders	$45,801	$56,002
Denominator:
Basic weighted average shares outstanding	63,231,797	62,039,038
Dilutive effect of nonparticipating share-based awards	15,366	31,322
Diluted weighted average shares outstanding	63,247,163	62,070,360
Earnings per share - Basic	$0.72	$0.90
Earnings per share - Diluted	$0.72	$0.90
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

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2023	2022
Holdings limited partnership units	11,562,980	12,290,007
Unvested restricted share-based awards	5,538,027	5,317,845
Total	17,101,007	17,607,852

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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At March 31, 2023 and December 31, 2022, accounts receivable included $7.3 million and $6.5 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
Artisan Funds	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$134,777	$163,918
Elimination of fees from consolidated investment products (1)	(85)	—
Consolidated investment advisory fees (Gross of expense reimbursements)	$134,692	$163,918

Expense reimbursements	$448	$332
Elimination of expense reimbursements from consolidated investment products (1)	(149)	—
Consolidated expense reimbursements	$299	$332

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

Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Global Funds	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$10,305	$11,977
Elimination of fees from consolidated investment products(1)	(66)	(19)
Consolidated investment advisory fees (Gross of expense reimbursements)	$10,239	$11,958

Expense reimbursements	$90	$113
Elimination of expense reimbursements from consolidated investment products (1)	(90)	(97)
Consolidated expense reimbursements	$—	$16

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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Private Funds	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$3,367	$4,215
Elimination of fees from consolidated investment products (1)	(175)	(137)
Consolidated investment advisory fees (Gross of expense reimbursements)	$3,192	$4,078

Expense reimbursements	$41	$70
Elimination of expense reimbursements from consolidated investment products (1)	(20)	(40)
Consolidated expense reimbursements	$21	$30

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective May 2, 2023, a distribution by Artisan Partners Holdings of $33.7 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective May 2, 2023, a quarterly dividend of $0.50 per share of Class A common stock. The APAM dividend is payable on May 31, 2023, to stockholders of record as of May 17, 2023.
TRA payments
During April 2023, the Company made a payment of $27.2 million under the tax receivable agreements representing a portion of the Company's estimated total 2023 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in growing asset classes to sophisticated clients around the world. As of March 31, 2023, our 10 autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2023, approximately 76% of our assets under management were managed for clients and investors domiciled in the U.S. and 24% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included:
•During the three months ended March 31, 2023, our assets under management increased to $138.5 billion, an increase of $10.6 billion, or 8%, compared to $127.9 billion at December 31, 2022, primarily due to investment returns of $11.9 billion, partially offset by $1.3 billion of net client cash outflows.
•Average assets under management for the three months ended March 31, 2023 were $135.4 billion, a 17% decrease from the average of $162.2 billion for the three months ended March 31, 2022. Average assets under management for the three months ended March 31, 2023 increased 6% from the average of $127.4 billion for the three months ended December 31, 2022.
•We earned $234.5 million in revenue for the three months ended March 31, 2023, a decrease of 17% from revenues of $281.6 million for the three months ended March 31, 2022. Performance fees of $0.1 million were recognized in the three months ended March 31, 2023, compared to $0.2 million in the three months ended March 31, 2022.
•Our GAAP operating margin was 29.1% for the three months ended March 31, 2023, compared to 38.0% for the three months ended March 31, 2022. Adjusted operating margin was 29.9% for the three months ended March 31, 2023, compared to 37.7% for the three months ended March 31, 2022.
•We generated $0.72 of earnings per basic and diluted share and $0.64 of adjusted EPS.
•We declared and distributed dividends of $0.90 per share of Class A common stock during the three months ended March 31, 2023.
•We declared, effective May 2, 2023, a quarterly dividend with respect to the three months ended March 31, 2023, of $0.50 per share of Class A common stock.

Organizational Structure
Organizational Structure
Our operations are conducted through Artisan Partners Holdings LP (“Holdings”) and its subsidiaries. On March 12, 2013, Artisan Partners Asset Management Inc. (“APAM”) and Holdings completed a series of transactions (the "IPO Reorganization”) to reorganize their capital structures in connection with the initial public offering (“IPO”) of APAM’s Class A common stock. The IPO Reorganization and IPO were completed on March 12, 2013. The IPO Reorganization was designed to create a capital structure that preserves our ability to conduct our business through Holdings, while permitting us to raise additional capital and provide access to liquidity through a public company.
Limited partners of Holdings, some of whom are employees, held approximately 14% of the equity interests in Holdings as of March 31, 2023. As a result, our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the three months ended March 31, 2023, certain limited partners of Holdings exchanged 107,737 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 107,737 shares of Class A common stock. In connection with the exchanges, APAM received 107,737 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 85% at December 31, 2022 to 86% at March 31, 2023, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global market conditions materially affect our financial performance. Global markets continued to be volatile during the three months ended March 31, 2023 amid continued concerns about elevated inflation, interest rate increases including their impact on the banking sector, prolonged effects of the war in Ukraine, and other global economic conditions. This continued volatility and uncertainty in global financial markets has impacted the value of our assets under management. Because the revenue we earn is based on the value of our assets under management (AUM), fluctuations in our AUM will result in corresponding fluctuations in our revenues and earnings.
The following table presents the total returns of relevant market indices for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
S&P 500 total returns	7.5%	(4.6)%
MSCI All Country World total returns	7.3%	(5.4)%
MSCI EAFE total returns	8.5%	(5.9)%
Russell Midcap® total returns	4.1%	(5.7)%
MSCI Emerging Markets Index	4.0%	(7.0)%
ICE BofA U.S. High Yield Master II Total Return Index	3.7%	(4.5)%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2023		2022
	(unaudited; dollars in millions)
Assets under management at period end	$138,498		$159,621
Average assets under management (1)	$135,386		$162,155
Net client cash flows (2)	$(1,231)		$699
Total revenues	$234.5		$281.6
Weighted average management fee (3)	70.4	bps	70.4	bps
Operating margin	29.1%		38.0%
Adjusted operating margin (4)	29.9%		37.7%

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
Assets under management within our consolidated investment products, and investment advisory fees earned thereon, are excluded from our weighted average fee calculations and total revenues, since any such revenues are eliminated upon consolidation. Assets under management within Artisan Private Funds are included in the reported firmwide, separate accounts and other, and institutional assets under management figures reported below.
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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended March 31,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Beginning assets under management	$127,892	$174,754	$(46,862)	(26.8)%
Gross client cash inflows	5,538	8,881	(3,343)	(37.6)%
Gross client cash outflows	(6,769)	(8,182)	1,413	17.3%
Net client cash flows (1)	(1,231)	699	(1,930)	(276.1)%
Artisan Funds' distributions not reinvested (2)	(48)	(44)	(4)	(9.1)%
Investment returns and other (3)	11,885	(15,788)	27,673	175.3%
Ending assets under management	$138,498	$159,621	$(21,123)	(13.2)%
Average assets under management	$135,386	$162,155	$(26,769)	(16.5)%

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
During the quarter, our AUM increased by $10.6 billion due to $11.9 billion of investment returns, partially offset by $1.3 billion of net client cash outflows. For the quarter, 15 of our 25 investment strategies had net outflows totaling $3.2 billion, which were partially offset by $1.9 billion of net inflows to the remaining 10 strategies.
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
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2023. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 13% of our assets under management at March 31, 2023, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM (2)	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$20,329	(11.35)%	12.83%	8.92%	11.52%	10.39%	480
MSCI All Country World Index			(7.44)%	15.36%	6.92%	8.05%	5.59%
Global Discovery Strategy	9/1/2017	$1,551	(9.64)%	15.30%	12.14%	---	12.97%	554
MSCI All Country World Index			(7.44)%	15.36%	6.92%	---	7.43%
U.S. Mid-Cap Growth Strategy	4/1/1997	$11,792	(14.92)%	13.29%	10.93%	11.67%	14.28%	504
Russell Midcap® Index			(8.78)%	19.20%	8.05%	10.05%	9.93%
Russell Midcap® Growth Index			(8.52)%	15.20%	9.07%	11.16%	9.24%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,410	(6.17)%	10.81%	9.56%	11.88%	10.58%	326
Russell 2000® Index			(11.61)%	17.51%	4.71%	8.03%	8.59%
Russell 2000® Growth Index			(10.60)%	13.36%	4.26%	8.49%	7.32%
Global Equity Team
Global Equity Strategy	4/1/2010	$429	(1.72)%	11.56%	7.97%	9.79%	11.17%	318
MSCI All Country World Index			(7.44)%	15.36%	6.92%	8.05%	7.99%
Non-U.S. Growth Strategy	1/1/1996	$13,805	0.85%	10.19%	4.44%	5.81%	9.31%	459
MSCI EAFE Index			(1.38)%	12.99%	3.52%	5.00%	4.72%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$7,176	(5.50)%	14.37%	---	---	12.25%	620
MSCI All Country World Index Ex USA Small Mid Cap			(8.93)%	13.35%	---	---	6.05%
China Post-Venture Strategy	4/1/2021	$180	(10.00)%	---	---	---	(16.93)%	150
MSCI China SMID Cap Index			(5.80)%	---	---	---	(18.43)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$3,516	(0.46)%	24.16%	10.13%	10.05%	8.91%	150
Russell 1000® Index			(8.39)%	18.55%	10.86%	12.01%	9.38%
Russell 1000® Value Index			(5.91)%	17.93%	7.49%	9.12%	7.41%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,834	(5.83)%	24.46%	7.06%	7.91%	11.89%	269
Russell Midcap® Index			(8.78)%	19.20%	8.05%	10.05%	9.18%
Russell Midcap® Value Index			(9.22)%	20.69%	6.53%	8.79%	9.20%
Value Income Strategy	3/1/2022	$11	(6.71)%	---	---	---	(5.75)%	(178)
S&P 500 Market Index			(7.73)%	---	---	---	(3.97)%
International Value Team
International Value Strategy	7/1/2002	$34,383	6.14%	22.47%	8.23%	8.96%	11.52%	572
MSCI EAFE Index			(1.38)%	12.99%	3.52%	5.00%	5.80%
International Explorer	11/1/2020	$178	0.05%	---	---	---	17.79%	1,174
MSCI All Country World Index Ex USA Small Cap			(10.37)%	---	---	---	6.05%
Global Value Team
Global Value Strategy	7/1/2007	$22,547	(2.13)%	19.65%	6.33%	8.85%	8.14%	296
MSCI All Country World Index			(7.44)%	15.36%	6.92%	8.05%	5.18%
Select Equity Strategy	3/1/2020	$332	(2.63)%	18.49%	---	---	10.06%	(305)
S&P 500 Market Index			(7.73)%	18.60%	---	---	13.11%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$838	(6.03)%	9.88%	0.07%	3.96%	4.85%	73
MSCI Emerging Markets Index			(10.70)%	7.83%	(0.91)%	2.00%	4.12%
Credit Team
High Income Strategy	4/1/2014	$7,876	(3.13)%	9.55%	5.23%	---	6.26%	262
ICE BofA US High Yield Master II Total Return Index			(3.56)%	5.84%	3.05%	---	3.64%
Credit Opportunities Strategy	7/1/2017	$156	0.05%	21.11%	10.86%	---	11.51%	997
ICE BofA US Dollar LIBOR 3-month Constant Maturity Index			2.39%	1.02%	1.58%	---	1.54%
Floating Rate Strategy	1/1/2022	$46	3.20%	---	---	---	2.17%	55
Credit Suisse Leveraged Loan Total Return Index			2.12%	---	---	---	1.62%

Developing World Team
Developing World Strategy	7/1/2015	$3,740	(9.97)%	9.88%	8.34%	---	9.68%	706
MSCI Emerging Markets Index			(10.70)%	7.83%	(0.91)%	---	2.62%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,710	(13.16)%	14.05%	12.25%	---	16.56%	494
S&P 500 Market Index			(7.73)%	18.60%	11.18%	---	11.62%
Antero Peak Hedge Strategy	11/1/2017	$577	(12.71)%	9.19%	8.59%	---	10.08%	(89)
S&P 500 Market Index			(7.73)%	18.60%	11.18%	---	10.97%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$17	11.42%	---	---	---	11.42%	892
ICE BofA 3-month Treasury Bill Index			2.50%	---	---	---	2.50%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$54	---	---	---	---	12.56%	997
J.P. Morgan EMB Hard Currency/Local currency 50-50 Index			---	---	---	---	2.59%
Emerging Markets Local Opportunities Strategy	8/1/2022	$11	---	---	---	---	11.16%	282
J.P. Morgan GBI-EM Global Diversified			---	---	---	---	8.34%

Total Assets Under Management		$138,498

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

2 AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $53 million.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
March 31, 2023		(unaudited; in millions)
Beginning assets under management	$33,977	$20,623	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$72	$127,892
Gross client cash inflows	793	548	45	2,351	349	17	1,075	188	165	7	5,538
Gross client cash outflows	(1,112)	(1,202)	(172)	(1,069)	(1,326)	(133)	(440)	(656)	(659)	—	(6,769)
Net client cash flows (1)	(319)	(654)	(127)	1,282	(977)	(116)	635	(468)	(494)	7	(1,231)
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(48)	—	—	—	(48)
Investment returns and other	3,424	1,621	400	3,069	2,089	81	351	742	105	3	11,885
Ending assets under management	$37,082	$21,590	$6,361	$34,561	$22,879	$838	$8,078	$3,740	$3,287	$82	$138,498
Average assets under management	$36,040	$21,463	$6,383	$32,858	$22,552	$925	$7,711	$3,755	$3,623	$75	$135,386
March 31, 2022
Beginning assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$—	$174,754
Gross client cash inflows	1,871	1,129	251	2,667	910	72	766	699	506	10	8,881
Gross client cash outflows	(2,085)	(1,709)	(317)	(1,027)	(990)	(43)	(685)	(1,044)	(282)	—	(8,182)
Net client cash flows (1)	(214)	(580)	(66)	1,640	(80)	29	81	(345)	224	10	699
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(44)	—	—	—	(44)
Investment returns and other	(7,612)	(4,168)	(101)	(875)	(591)	(176)	(127)	(1,560)	(578)	—	(15,788)
Ending assets under management	$44,608	$28,250	$7,886	$32,581	$26,073	$1,026	$8,067	$6,197	$4,923	$10	$159,621
Average assets under management (3)	$45,274	$29,577	$7,875	$32,209	$26,411	$1,094	$8,133	$6,699	$4,880	$10	$162,155
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
The table below sets forth our assets under management by distribution channel (1):

	As of March 31, 2023		As of March 31, 2022
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$88,204	63.7%	$101,764	63.7%
Intermediary	44,346	32.0%	50,912	31.9%
Retail	5,948	4.3%	6,945	4.4%
Ending Assets Under Management	$138,498	100.0%	$159,621	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 10% of our total assets under management as of March 31, 2023.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
March 31, 2023	(unaudited; in millions)
Beginning assets under management	$60,811	$67,081	$127,892
Gross client cash inflows	4,371	1,167	5,538
Gross client cash outflows	(3,889)	(2,880)	(6,769)
Net client cash flows (2)	482	(1,713)	(1,231)
Artisan Funds' distributions not reinvested (3)	(48)	—	(48)
Investment returns and other	5,734	6,151	11,885
Net transfers (4)	—	—	—
Ending assets under management	$66,979	$71,519	$138,498
Average assets under management	$64,935	$70,451	$135,386
March 31, 2022
Beginning assets under management	$84,363	$90,391	$174,754
Gross client cash inflows	6,370	2,511	8,881
Gross client cash outflows	(6,189)	(1,993)	(8,182)
Net client cash flows (2)	181	518	699
Artisan Funds' distributions not reinvested (3)	(44)	—	(44)
Investment returns and other	(7,612)	(8,176)	(15,788)
Net transfers (4)	(40)	40	—
Ending assets under management	$76,848	$82,773	$159,621
Average assets under management	$78,442	$83,713	$162,155

(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of March 31, 2023, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $53 million.

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

The following table sets forth our assets under management by asset class:

Three Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
March 31, 2023	(unaudited; in millions)
Beginning assets under management	$116,832	$7,059	$4,001	$127,892
Gross client cash inflows	4,290	1,069	179	5,538
Gross client cash outflows	(5,670)	(439)	(660)	(6,769)
Net client cash flows (2)	(1,380)	630	(481)	(1,231)
Artisan Funds' distributions not reinvested (3)	—	(48)	—	(48)
Investment returns and other	11,419	347	119	11,885
Net transfers (4)	—	—	—	—
Ending assets under management	$126,871	$7,988	$3,639	$138,498
Average assets under management	$123,789	$7,622	$3,975	$135,386
March 31, 2022
Beginning assets under management	$161,083	$8,037	$5,634	$174,754
Gross client cash inflows	7,598	761	522	8,881
Gross client cash outflows	(7,214)	(685)	(283)	(8,182)
Net client cash flows (2)	384	76	239	699
Artisan Funds' distributions not reinvested (3)	—	(44)	—	(44)
Investment returns and other	(15,044)	(130)	(614)	(15,788)
Net transfers (4)	—	—	—	—
Ending assets under management	$146,423	$7,939	$5,259	$159,621
Average assets under management	$148,928	$8,008	$5,219	$162,155
(1) Equity includes: Mid-Cap Growth, Small-Cap Growth, Mid-Cap Value, Non-U.S. Growth, International Value, Global Opportunities, Global Equity, Value Equity, Global Value, Sustainable Emerging Markets, Global Discovery, Developing World, Non-U.S. Small-Mid Growth, International Explorer, Select Equity, and Value Income. Fixed Income includes: High Income, Floating Rate, Emerging Markets Debt Opportunities, and Emerging Markets Local Opportunities. Alternative includes: Antero Peak, Antero Peak Hedge, China Post-Venture, Credit Opportunities, and Global Unconstrained.

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

Results of Operations
Three months ended March 31, 2023, compared to Three months ended March 31, 2022

	For the Three Months Ended March 31,		For the Period-to-Period
	2023	2022	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$234.5	$281.6	$(47.1)	(17)%
Operating Expenses
Total compensation and benefits	131.5	139.9	(8.4)	(6)%
Other operating expenses	34.7	34.7	0.0	—%
Total operating expenses	166.2	174.6	(8.4)	(5)%
Total operating income	68.3	107.0	(38.7)	(36)%
Non-operating income (expense)
Interest expense	(2.1)	(2.7)	0.6	22%
Other non-operating income (expense)	24.2	(3.1)	27.3	881%
Total non-operating income (expense)	22.1	(5.8)	27.9	481%
Income before income taxes	90.4	101.2	(10.8)	(11)%
Provision for income taxes	18.6	18.8	(0.2)	(1)%
Net income before noncontrolling interests	71.8	82.4	(10.6)	(13)%
Less: Noncontrolling interests - Artisan Partners Holdings	12.0	15.6	(3.6)	(23)%
Less: Noncontrolling interests - consolidated investment products	9.0	1.4	7.6	543%
Net income attributable to Artisan Partners Asset Management Inc.	$50.8	$65.4	$(14.6)	(22)%
Share Data
Basic earnings per share	$0.72	$0.90
Diluted earnings per share	$0.72	$0.90
Basic weighted average number of common shares outstanding	63,231,797	62,039,038
Diluted weighted average number of common shares outstanding	63,247,163	62,070,360
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $138.5 billion of assets under management as of March 31, 2023 have performance fee billing arrangements. Performance fees of $0.1 million were recognized in the three months ended March 31, 2023, compared to $0.2 million in the three months ended March 31, 2022.

The decrease in revenues of $47.1 million, or 17%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven primarily by a $26.8 billion, or 17% decrease in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 70.4 basis points for the three months ended March 31, 2023, compared to 70.4 basis points for the three months ended March 31, 2022.
The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2023	2022	2023	2022
	(unaudited; dollars in millions)
Investment advisory fees	$89.9	$106.1	$144.6	$175.5
Weighted average management fee (2)	51.8 bps	51.3 bps	90.4 bps	90.8 bps
Percentage of ending AUM	52%	52%	48%	48%
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
Operating Expenses
Our operating expenses decreased $8.4 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to a decline in incentive compensation and third-party distribution expense as a result of lower revenues, partially offset by increased travel, long-term incentive compensation expense, and higher fixed compensation costs reflecting annual merit increases and the hiring of additional associates.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$115.5	$127.2	$(11.7)	(9)%
Long-term incentive compensation awards	16.0	12.7	3.3	26%
Total compensation and benefits	$131.5	$139.9	$(8.4)	(6)%
(1) Excluding long-term incentive compensation awards
The decrease in salaries, incentive compensation and benefits was driven primarily by a $13.3 million decrease in quarterly incentive compensation for our investment and marketing professionals as a result of the decrease in revenue, partially offset by an increase in fixed compensation and benefits expense related to merit increases.
During the first quarter of 2023, the Company's board of directors approved a grant of $57.1 million of long-term incentive awards consisting of $18.1 million of restricted share-based awards and $39.0 million of cash-based long-term incentive awards, which we refer to as franchise capital awards. Long-term incentive compensation award expense for all outstanding awards is expected to be approximately $14 million per quarter in fiscal 2023, excluding the impact of investment returns on the franchise capital awards.
Total compensation and benefits was 56% and 50% of our revenues for the three months ended March 31, 2023, and 2022, respectively.
Other operating expenses
Other operating expenses were flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as increases in travel expenses and occupancy costs were effectively offset by decreases in third-party distribution expenses.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended March 31,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Interest expense	$(2.1)	$(2.7)	$0.6	(22)%
Net investment gain (loss) of consolidated investment products	14.9	1.2	13.7	1,142%
Net gain (loss) on the tax receivable agreements	—	0.5	(0.5)	(100)%
Other investment gain (loss)	9.3	(4.8)	14.1	294%
Total non-operating income (expense)	$22.1	$(5.8)	$27.9	481%
The net investment gain of consolidated investment products for the three months ended March 31, 2023, increased $13.7 million as compared to the three months ended March 31, 2022, predominantly driven by market conditions which most significantly impacted our two consolidated private funds. The increase in other investment gain (loss) of $14.1 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was also driven by market conditions along with a larger investment base as a result of additional investments associated with the economic hedge of long-term cash awards (franchise capital awards).
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2023 and 2022 was 20.6% and 18.6%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 16% and 17% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2023 and 2022, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, as a result of unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2023	2022
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$50.8	$65.4
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	12.0	15.6
Add back: Provision for income taxes	18.6	18.8
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	1.7	(0.9)
Add back: Net (gain) loss on the tax receivable agreements	—	(0.5)
Add back: Net investment (gain) loss of investment products attributable to APAM	(14.3)	5.1
Less: Adjusted provision for income taxes	17.0	25.5
Adjusted net income (Non-GAAP)	$51.8	$78.0

Average shares outstanding
Class A common shares	63.2	62.0
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.6	5.5
Artisan Partners Holdings units outstanding (noncontrolling interests)	11.6	12.3
Adjusted shares	80.4	79.8

Basic earnings per share (GAAP)	$0.72	$0.90
Diluted earnings per share (GAAP)	$0.72	$0.90
Adjusted net income per adjusted share (Non-GAAP)	$0.64	$0.98

Operating income (GAAP)	$68.3	$107.0
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	1.7	(0.9)
Adjusted operating income (Non-GAAP)	$70.0	$106.1

Operating margin (GAAP)	29.1%	38.0%
Adjusted operating margin (Non-GAAP)	29.9%	37.7%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$50.8	$65.4
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	12.0	15.6
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	1.7	(0.9)
Add back: Net (gain) loss on the tax receivable agreements	—	(0.5)
Add back: Net investment (gain) loss of investment products attributable to APAM	(14.3)	5.1
Add back: Interest expense	2.1	2.7
Add back: Provision for income taxes	18.6	18.8
Add back: Depreciation and amortization	2.1	1.7
Adjusted EBITDA (Non-GAAP)	$73.0	$107.9

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(unaudited; in millions)
Cash and cash equivalents	$150.6	$114.8
Accounts receivable	$100.6	$98.6
Seed investments(1)	$131.6	$124.8
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $107.1 million of investments made related to long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. The Company did not have any deposits with financial institutions directly impacted by recent events in the banking industry. We continue to mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $127.3 million of our cash and cash equivalents balance was invested in money market funds as of March 31, 2023. Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2023, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of March 31, 2023, the balance of all seed investments, including investments in consolidated investment products, was $131.6 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion.
During the three months ended March 31, 2023, we also made investments of $39.0 million related to funded long-term incentive compensation plans. As of March 31, 2023, the value of investments held related to funded long-term incentive compensation plans was $107.1 million. We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make seed investments in new investment strategies and vehicles.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2027. The notes are comprised of three series, Series D, Series E, and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the three months ended March 31, 2023.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2023.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2023 and 2022, were as follows:

	For the Three Months Ended March 31,
	2023	2022
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$3.3	$11.2
Holdings Partnership Distributions to APAM	19.7	60.4
Total Holdings Partnership Distributions	$23.0	$71.6

On May 2, 2023, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $33.7 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three months ended March 31, 2023 and 2022:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2023	2022
Quarterly	Class A Common	$0.55	$1.03
Special Annual	Class A Common	$0.35	$0.72
Our board of directors declared, effective May 2, 2023, a variable quarterly dividend of $0.50 per share of Class A common stock with respect to the March quarter of 2022, payable on May 31, 2023 to stockholders of record as of the close of business on May 17, 2023. The variable quarterly dividend represents approximately 80% of the cash generated in the March quarter of 2023 and a pro-rata portion of 2023 tax savings related to our tax receivable agreements.
Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect our quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards (which we generally expect will approximate 4% of investment management revenues each quarter) with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $399.8 million liability as of March 31, 2023. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We did not make payments related to the TRAs during the three months ended March 31, 2023. In fiscal 2023, we expect to make TRA payments totaling approximately $36.2 million, $27.2 million of which was paid during April 2023.

Cash Flows

	For the Three Months Ended March 31,
	2023	2022
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$143.3	$200.8
Net cash provided by operating activities	120.9	191.5
Net cash used in investing activities	(36.2)	(56.4)
Net cash used in financing activities	(54.9)	(132.2)
Net impact of deconsolidation of consolidated investment products	—	—
Cash, cash equivalents and restricted cash as of March 31	$173.1	$203.7
Net cash provided by operating activities decreased $70.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decrease in operating income resulting from lower revenues. For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, our operating income, excluding share based compensation expense, decreased $39.8 million. Furthermore, the timing of bonus payments had a $14.5 million negative impact on cash for the first quarter of fiscal 2023 and activity within consolidated investment products had a period over period negative impact to operating cash flows of $37.1 million, which were partially offset by benefits from changes in working capital, most notably in accounts receivable.
Investing activities consist primarily of acquiring property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investing activities decreased $20.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due predominantly to a decrease in the net purchase of investment securities relating to the 2023 franchise capital award as compared to the 2022 award and fewer investments in non-consolidated investment products in fiscal 2023 as compared to fiscal 2022.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities decreased $77.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a $13.1 million increase in contributions from noncontrolling interests in our consolidated investment products and a $55.8 million decrease in dividends and $7.8 million decrease in distributions paid to shareholders and limited partners, respectively.

Certain Contractual Obligations
As of March 31, 2023, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $398.8 million at December 31, 2022 to $399.8 million at March 31, 2023. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We did not make payments related to the TRAs during the three months ended March 31, 2023. Overall in fiscal 2023, we expect to make payments of approximately $36.2 million of which $27.2 million were paid during April 2023.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2022.
New or Revised Accounting Standards
None.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2022.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no other changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended March 31, 2023.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2023 and 2022.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: May 4, 2023

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)