Form 10-Q
period 2023-09-30
Artisan Partners Asset Management Inc.
filed 2023-11-02
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 31, 2023 were 68,479,386, 2,456,534 and 9,024,947, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	September 30, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$198,308	$114,832
Accounts receivable	96,062	98,634
Investment securities	139,630	85,415
Property and equipment, net	46,896	48,104
Deferred tax assets	446,491	477,024
Prepaid expenses and other assets	18,986	20,053
Operating lease assets	91,662	101,410
Assets of consolidated investment products
Cash and cash equivalents	32,221	28,416
Accounts receivable and other	10,993	4,977
Investment assets, at fair value	336,429	255,743
Total assets	$1,417,678	$1,234,608

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$23,872	$24,414
Accrued incentive compensation	126,453	29,762
Borrowings	199,226	199,050
Operating lease liabilities	110,524	120,847
Amounts payable under tax receivable agreements	363,860	398,789
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	37,379	26,358
Investment liabilities, at fair value	13,314	20,751
Total liabilities	874,628	819,971
Commitments and contingencies
Redeemable noncontrolling interests	219,726	135,280
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 68,481,220 and 67,982,025 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	685	680
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 2,456,534 and 2,583,884 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	25	26
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,024,947 and 9,040,147 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	90	90
Additional paid-in capital	187,764	171,416
Retained earnings	112,266	93,088
Accumulated other comprehensive income (loss)	(3,246)	(3,079)
Total Artisan Partners Asset Management Inc. stockholders’ equity	297,584	262,221
Noncontrolling interests - Artisan Partners Holdings	25,740	17,136
Total stockholders’ equity	323,324	279,357
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,417,678	$1,234,608

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Management fees	$248,691	$234,191	$725,980	$766,901
Performance fees	31	121	154	397
Total revenues	248,722	234,312	$726,134	$767,298
Operating Expenses
Compensation and benefits	130,648	122,033	392,593	389,359
Distribution, servicing and marketing	6,153	5,593	17,786	18,952
Occupancy	7,244	7,127	21,506	20,407
Communication and technology	12,974	12,441	38,395	37,704
General and administrative	9,548	8,392	28,690	26,751
Total operating expenses	166,567	155,586	498,970	493,173
Total operating income	82,155	78,726	227,164	274,125
Non-operating income (expense)
Interest expense	(2,297)	(2,428)	(6,520)	(7,853)
Net gain (loss) on the tax receivable agreements	505	431	505	913
Net investment gain (loss) of consolidated investment products	9,787	(3,936)	38,189	(14,605)
Other net investment gain (loss)	(2,152)	(5,563)	11,329	(23,729)
Total non-operating income (expense)	5,843	(11,496)	43,503	(45,274)
Income before income taxes	87,998	67,230	270,667	228,851
Provision for income taxes	14,570	14,750	51,663	46,761
Net income before noncontrolling interests	73,428	52,480	219,004	182,090
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11,319	10,999	35,493	37,150
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	8,954	(2,754)	25,978	(9,007)
Net income attributable to Artisan Partners Asset Management Inc.	$53,155	$44,235	$157,533	$153,947

Basic earnings per share	$0.76	$0.65	$2.27	$2.17
Diluted earnings per share	$0.76	$0.65	$2.27	$2.17
Basic weighted average number of common shares outstanding	63,520,402	62,623,434	63,419,587	62,329,756
Diluted weighted average number of common shares outstanding	63,563,044	62,632,660	63,449,804	62,353,275
Dividends declared per Class A common share	$0.61	$0.60	$2.01	$3.11

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income before noncontrolling interests	$73,428	$52,480	$219,004	$182,090
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(770)	(1,518)	144	(3,476)
Total other comprehensive income (loss)	(770)	(1,518)	144	(3,476)
Comprehensive income	72,658	50,962	219,148	178,614
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	11,204	10,800	35,727	36,654
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	8,954	(2,754)	25,978	(9,007)
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$52,500	$42,916	$157,443	$150,967

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended September 30, 2023	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2023	$685	$25	$90	$181,484	$101,243	$(2,531)	$25,741	$306,737	$206,288
Net income	—	—	—	—	53,155	—	11,319	64,474	8,954
Other comprehensive income - foreign currency translation	—	—	—	—	—	(655)	(115)	(770)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(532)	—	(60)	592	—	—
Amortization of equity-based compensation	—	—	—	6,781	—	—	1,114	7,895	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	32	—	—	—	32	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—
Employee net share settlement	—	—	—	—	—	—	—	—	—
Exchange of subsidiary equity	—	—	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	23,013
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(18,529)
Distributions	—	—	—	—	—	—	(12,883)	(12,883)	—
Dividends	—	—	—	—	(42,132)	—	(28)	(42,160)	—
Balance at September 30, 2023	$685	$25	$90	$187,764	$112,266	$(3,246)	$25,740	$323,324	$219,726

Three months ended September 30, 2022	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2022	$674	$31	$91	$153,134	$75,443	$(2,971)	$16,892	$243,294	$127,078
Net income	—	—	—	—	44,235	—	10,999	55,234	(2,754)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(1,294)	(224)	(1,518)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	889	—	(24)	(865)	—	—
Amortization of equity-based compensation	—	—	—	8,660	—	—	1,499	10,159	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,378	—	—	—	1,378	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(7)	—	—	—	(7)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—
Employee net share settlement	—	—	—	(285)	(1)	—	(48)	(334)	—
Exchange of subsidiary equity	5	(5)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	4,557
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(12,026)	(12,026)	—
Dividends	—	—	—	—	(41,036)	—	(31)	(41,067)	—
Balance at September 30, 2022	$679	$26	$91	$163,769	$78,641	$(4,289)	$16,196	$255,113	$128,881

The accompanying notes are an integral part of the consolidated financial statements.

Nine months ended September 30, 2023	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2023	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280
Net income	—	—	—	—	157,533	—	35,493	193,026	25,978
Other comprehensive income - foreign currency translation	—	—	—	—	—	(90)	234	144	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(696)	—	(77)	773	—	—
Amortization of equity-based compensation	—	—	—	22,489	—	—	3,523	26,012	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	421	—	—	—	421	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(85)	—	—	—	(85)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(5,775)	—	—	(981)	(6,758)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	76,997
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(18,529)
Distributions	—	—	—	—	—	—	(30,341)	(30,341)	—
Dividends	—	—	—	—	(138,355)	—	(97)	(138,452)	—
Balance at September 30, 2023	$685	$25	$90	$187,764	$112,266	$(3,246)	$25,740	$323,324	$219,726

Nine months ended September 30, 2022	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2022	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035
Net income	—	—	—	—	153,947	—	37,150	191,097	(9,007)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(2,950)	(526)	(3,476)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(262)	—	(29)	291	—	—
Amortization of equity-based compensation	—	—	—	27,026	—	—	4,587	31,613	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,708	—	—	—	1,708	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(9)	—	—	—	(9)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	8	—	—	(8)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(6,521)	(26)	—	(1,205)	(7,754)	—
Exchange of subsidiary equity	6	(6)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	36,126
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(9,273)
Distributions	—	—	—	—	—	—	(43,721)	(43,721)	—
Dividends	—	—	—	—	(210,169)	—	(137)	(210,306)	—
Balance at September 30, 2022	$679	$26	$91	$163,769	$78,641	$(4,289)	$16,196	$255,113	$128,881
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income before noncontrolling interests	$219,004	$182,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,896	5,618
Deferred income taxes	32,286	21,697
Noncash lease expense (benefit)	(158)	1,271
Net investment (gain) loss on nonconsolidated investment securities	(7,551)	23,777
Net (gain) loss on the tax receivable agreements	(505)	(913)
(Gain) loss on disposal of property and equipment	2	38
Amortization of debt issuance costs	333	329
Share-based compensation	26,012	31,613
Net investment (gain) loss of consolidated investment products	(38,189)	14,605
Purchase of investments by consolidated investment products	(325,922)	(319,093)
Proceeds from sale of investments by consolidated investment products	224,288	151,198
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	2,232	12,416
Prepaid expenses and other assets	431	2,527
Accounts payable and accrued expenses	100,060	94,611
Net change in operating assets and liabilities of consolidated investment products including net investment income	23,583	84,838
Net cash provided by operating activities	262,802	306,622
Cash flows from investing activities
Acquisition of property and equipment	(585)	(5,284)
Leasehold improvements	(5,690)	(11,007)
Proceeds from sale of investment securities	5,226	5,164
Purchase of investment securities	(35,483)	(49,337)
Net cash used in investing activities	(36,532)	(60,464)
Cash flows from financing activities
Partnership distributions	(30,341)	(43,721)
Dividends paid	(138,451)	(210,306)
Payment of debt issuance costs	—	(543)
Proceeds from issuance of notes payable	—	90,000
Principal payments on notes payable	—	(90,000)
Payments under the tax receivable agreements	(35,757)	(33,109)
Taxes paid related to employee net share settlement	(6,758)	(7,754)
Capital contributions to consolidated investment products, net	76,997	36,126
Net cash used in financing activities	(134,310)	(259,307)
Net increase (decrease) in cash, cash equivalents, and restricted cash	91,960	(13,149)
Net cash impact of deconsolidation of CIPs	(4,679)	—
Cash, cash equivalents and restricted cash
Beginning of period	143,248	200,771
End of period	$230,529	$187,622

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$198,308	$168,123
Restricted cash	—	629
Cash and cash equivalents of consolidated investment products	32,221	18,870
Cash, cash equivalents and restricted cash	$230,529	$187,622

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$3,214	$8,327
Establishment of amounts payable under tax receivable agreements	828	5,929
Increase in investment securities due to deconsolidation of CIPs	19,612	9,970
Operating lease assets obtained in exchange for operating lease liabilities	78	32,070
Settlement of franchise capital liability via transfer of investment securities	3,204	—
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2023, APAM held approximately 86% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds, and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of September 30, 2023, Artisan had a controlling financial interest in one series of Artisan Funds, five sub-funds of Artisan Global Funds, and two Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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

	As of September 30, 2023	As of December 31, 2022
Investments in equity securities	$128,822	$76,156
Investments in equity securities accounted for under the equity method	10,808	9,259
Total investment securities	$139,630	$85,415
Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of September 30, 2023 and December 31, 2022, Artisan held investment securities of $96.6 million and $63.3 million, respectively, related to funded long-term incentive compensation plans (excluding investments in consolidated investment products).

Unrealized gain (loss) related to investment securities held at the end of the periods indicated below were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gain (loss) on investment securities held at the end of the period	$(3,901)	$(6,675)	$6,458	$(24,145)
Other net investment gain (loss) is presented within the non-operating income (expense) section of the Consolidated Statements of Operations. The components of other net investment gain (loss) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net investment gain (loss) on nonconsolidated seed investments	$214	$(1,649)	$1,424	$(4,585)
Net investment gain (loss) on franchise capital investments	(4,454)	(3,987)	6,127	(19,192)
Interest income on cash and cash equivalents and other	2,088	73	3,778	48
Other net investment gain (loss)	$(2,152)	$(5,563)	$11,329	$(23,729)
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
The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2023 and December 31, 2022:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2023
Assets
Money market funds [1]	$167,310	$—	$167,310	$—	$—
Equity securities	139,630	10,306	129,324	—	—

December 31, 2022
Assets
Money market funds [1]	$3,297	$—	$3,297	$—	$—
Equity securities	85,415	8,835	76,580	—	—
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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2023 and December 31, 2022:

	Maturity(1)	As of September 30, 2023	As of December 31, 2022	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		$200,000	$200,000
Debt issuance costs		$(774)	$(950)
Total borrowings		$199,226	$199,050
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $176.4 million as of September 30, 2023. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of September 30, 2023, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $1.9 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, and $5.8 million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively.
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
As of September 30, 2023, Artisan is considered to have a controlling financial interest in one series of Artisan Funds, five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $109.2 million.
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

During the nine months ended September 30, 2023, the Company determined that it no longer had a controlling financial interest in one series of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities, and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the nine months ended September 30, 2023. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $19.6 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of September 30, 2023, Artisan held direct equity investments of $10.8 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2023 and December 31, 2022:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2023
Assets
Money market funds	$26,682	$26,682	$—	$—
Equity securities - long position	35,007	32,632	2,074	301
Fixed income instruments - long position	293,274	—	288,729	4,545
Derivative assets	843	—	843	—
Short term investments	7,305	—	7,305	—

Liabilities
Fixed income instruments - short position	$10,410	$364	$10,046	$—
Derivative liabilities	2,904	—	2,904	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Money market funds	$25,140	$25,140	$—	$—
Equity securities - long position	32,388	30,179	2,209	—
Fixed income instruments - long position	216,638	—	212,368	4,270
Derivative assets	951	74	877	—
Short term investments	5,766	—	5,766	—

Liabilities
Equity securities - short position	$256	$256	$—	$—
Fixed income instruments - short position	17,273	—	17,273	—
Derivative liabilities	3,222	2,462	760	—
CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of September 30, 2023	As of December 31, 2022
Net CIP assets included in the table above	$349,797	$260,132
Net CIP assets/(liabilities) not included in the table above	(20,847)	(18,105)
Total Net CIP assets	328,950	242,027
Less: redeemable noncontrolling interests	219,726	135,280
Artisan’s direct equity investment in CIPs	$109,224	$106,747
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2023, APAM held approximately 86% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2023, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2022	67,982,025	11,624,031	79,606,056	85%
Holdings Common Unit Exchanges (1)	142,550	(142,550)	—	—%
Issuance of APAM Restricted Shares	515,702	—	515,702	1%
Delivery of Shares Underlying RSUs and PSUs (1)	46,146	—	46,146	—%
Restricted Share Award Net Share Settlement (1)	(187,287)	—	(187,287)	—%
Forfeitures from Employee Terminations (1)	(17,916)	—	(17,916)	—%
Balance at September 30, 2023	68,481,220	11,481,481	79,962,701	86%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Nine Months Ended September 30,
	2023	2022
Additional paid-in capital	$(696)	$(262)
Noncontrolling interests - Artisan Partners Holdings	773	291
Accumulated other comprehensive income (loss)	(77)	(29)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.2 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of September 30, 2023 and December 31, 2022, respectively:

		Outstanding
	Authorized	As of September 30, 2023	As of December 31, 2022	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	68,481,220	67,982,025	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	2,456,534	2,583,884	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,024,947	9,040,147	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2023, Artisan’s employees held 5,242,987 restricted shares of Class A common stock and all 2,456,534 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2023 and 2022:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Quarterly	Class A Common	$0.61	$0.60	$1.66	$2.39
Special Annual	Class A Common	$—	$—	$0.35	$0.72

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2023:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2022	79,606,056	67,982,025	2,583,884	9,040,147
Holdings Common Unit Exchanges	—	142,550	(127,350)	(15,200)
Restricted Share Award Grants	515,702	515,702	—	—
Restricted Share Award Net Share Settlement	(187,287)	(187,287)	—	—
Delivery of Shares Underlying RSUs and PSUs	46,146	46,146	—	—
Employee/Partner Terminations	(17,916)	(17,916)	—	—
Balance at September 30, 2023	79,962,701	68,481,220	2,456,534	9,024,947

(1) There were 415,112 and 367,392 restricted stock units outstanding at September 30, 2023 and December 31, 2022, respectively. In addition, there were 216,170 and 231,170 performance share units outstanding at September 30, 2023 and December 31, 2022, respectively. Based on the quarter-end status of the market and performance conditions, the 216,170 unvested performance share units would ultimately result in the issuance of 264,143 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Holdings Partnership Distributions to Limited Partners	$12,883	$12,026	$30,341	$43,721
Holdings Partnership Distributions to APAM	72,419	64,441	169,102	227,165
Total Holdings Partnership Distributions	$85,302	$76,467	$199,443	$270,886
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees
Artisan Funds	$145,269	$135,919	$420,244	$445,260
Artisan Global Funds	11,220	10,423	32,388	33,192
Separate accounts and other (1)	92,202	87,849	273,348	288,449
Performance fees
Separate accounts and other (1)	31	121	154	397
Total revenues (2)	$248,722	$234,312	$726,134	$767,298
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

The following table presents the balances of receivables related to contracts with customers:

Customer	As of September 30, 2023	As of December 31, 2022
Artisan Funds	$6,096	$5,597
Artisan Global Funds	4,578	4,453
Separate accounts and other	77,976	74,936
Total receivables from contracts with customers	$88,650	$84,986
Non-customer receivables	7,412	13,648
Accounts receivable	$96,062	$98,634
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
Artisan had no other contract assets or liabilities from contracts with customers as of September 30, 2023 or December 31, 2022.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments related to franchise capital that have not yet been collected.
Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Salaries, incentive compensation and benefits (1)	$118,271	$109,563	$350,147	$352,221
Long-term cash incentive compensation expense	4,625	2,453	17,969	7,065
Restricted share-based award compensation expense	7,752	10,017	24,477	30,073
Long-term incentive compensation expense	12,377	12,470	42,446	37,138
Total compensation and benefits	$130,648	$122,033	$392,593	$389,359

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
Franchise Shares. Like career shares, franchise shares are generally subject to both (i) a pro rata five-year service vesting condition and (ii) a qualifying retirement condition. In addition, franchise shares, which are only granted to investment team members, are subject to a Franchise Protection Clause, which provides that the number of shares that ultimately vest depends on whether certain conditions relating to client cash flows are met. If such conditions are not met, compensation cost related to unvested shares will be reversed.
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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 6,400,000 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management, Inc. 2023 Omnibus Incentive Compensation Plan (the "Plan") as of September 30, 2023, which includes 3,945,902 shares registered in the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, Artisan granted 515,702 restricted stock awards and 1,684 restricted stock units.
The following tables summarize the restricted share-based award activity for the nine months ended September 30, 2023:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2023	$39.09	5,396,343
Granted	34.99	517,386
Forfeited	43.40	(17,916)
Vested	37.55	(542,487)
Unvested at September 30, 2023	$38.84	5,353,326

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2023	$58.13	231,170
Granted	—	—
Forfeited	—	—
Vested (1)	34.97	(15,000)
Unvested at September 30, 2023	$54.89	216,170
(1) During the nine months ended September 30, 2023, the 60,000 PSUs granted in 2020 met the requisite three-year performance conditions, resulting in the potential vesting of 150% of the PSUs, or 90,000 shares of Class A common stock. 45,000 shares of Class A common stock were promptly delivered at that time, while the remaining 45,000 PSUs remain subject to the qualified retirement vesting condition.

Based on the quarter-end status of the market and performance conditions, the 216,170 unvested PSUs would ultimately result in the issuance of 264,143 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of September 30, 2023 was $68.1 million with a weighted average recognition period of 3.2 years remaining. The unrecognized compensation expense for the unvested PSUs as of September 30, 2023 was $4.1 million with a weighted average recognition period of 2.0 years remaining.
During the nine months ended September 30, 2023, the Company withheld a total of 187,287 restricted shares and paid a total of $6.8 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the nine months ended September 30, 2023, Artisan granted $39.0 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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
The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statement of Operations Section	Statement of Operations Line Item	2023	2022	2023	2022
Operating expenses (benefit)	Compensation and benefits	$(1,230)	$(1,490)	$1,216	$(4,138)
Non-operating income (expense)	Other net investment gain (loss)	(4,454)	(3,987)	6,127	(19,192)
The franchise capital award liability was $23.6 million and $14.5 million as of September 30, 2023 and December 31, 2022, respectively, and is included in accrued incentive compensation in the unaudited consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of September 30, 2023 was $80.6 million with a weighted average recognition period of 3.8 years remaining.

Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2023, approximately 16% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards.
APAM’s effective tax rate was 19.1% and 20.4% for the nine months ended September 30, 2023 and 2022, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Current:
Federal	$4,240	$5,934	$14,546	$19,606
State and local	950	1,380	4,128	5,051
Foreign	337	129	703	407
Total	5,527	7,443	19,377	25,064
Deferred:
Federal	7,687	6,212	27,448	18,458
State and local	1,356	1,095	4,838	3,239
Total	9,043	7,307	32,286	21,697
Income tax expense (benefit)	$14,570	$14,750	$51,663	$46,761
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2023 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2022	$426,468	$398,789
2023 Holdings Common Unit Exchanges	1,567	1,333
Amortization	(32,885)	—
Payments under TRAs	—	(35,757)
Change in estimate	(2)	(505)
September 30, 2023	$395,148	$363,860
Net deferred tax assets comprise the following:

	As of September 30, 2023	As of December 31, 2022
Deferred tax assets:
Amortizable basis (1)	$395,148	$426,468
Other (2)	51,343	50,556
Total deferred tax assets	446,491	477,024
Less: valuation allowance (3)	—	—
Net deferred tax assets	$446,491	$477,024

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $0.2 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was less than $0.1 million as of September 30, 2023 and December 31, 2022. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2023, U.S. federal income tax returns filed for the years 2020 through 2022 are open and therefore subject to examination. State, local, and foreign income tax returns filed are generally subject to examination from 2019 to 2022.

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
The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2023	2022	2023	2022
Numerator:
Net income attributable to APAM	$53,155	$44,235	$157,533	$153,947
Less: Allocation to participating securities	4,691	3,651	13,799	18,675
Net income available to common stockholders	$48,464	$40,584	$143,734	$135,272
Denominator:
Basic weighted average shares outstanding	63,520,402	62,623,434	63,419,587	62,329,756
Dilutive effect of nonparticipating share-based awards	42,642	9,226	30,217	23,519
Diluted weighted average shares outstanding	63,563,044	62,632,660	63,449,804	62,353,275
Earnings per share - Basic	$0.76	$0.65	$2.27	$2.17
Earnings per share - Diluted	$0.76	$0.65	$2.27	$2.17
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2023	2022	2023	2022
Holdings limited partnership units	11,487,400	11,928,838	11,517,987	12,145,755
Unvested restricted share-based awards	5,586,181	5,668,508	5,571,819	5,587,842
Total	17,073,581	17,597,346	17,089,806	17,733,597
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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At September 30, 2023 and December 31, 2022, accounts receivable included $4.3 million and $6.5 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.60% to 1.05%. Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.83% to 1.50%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2023	2022	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$145,738	$136,216	$421,459	$446,417
Elimination of fees from consolidated investment products (1)	(67)	(73)	(265)	(137)
Consolidated investment advisory fees (Gross of expense reimbursements)	$145,671	$136,143	$421,194	$446,280

Expense reimbursements	$517	$352	$1,400	$1,320
Elimination of expense reimbursements from consolidated investment products (1)	(115)	(128)	(450)	(300)
Consolidated expense reimbursements	$402	$224	$950	$1,020

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

Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2023	2022	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$11,331	$10,471	$32,663	$33,301
Elimination of fees from consolidated investment products(1)	(123)	(58)	(287)	(94)
Consolidated investment advisory fees (Gross of expense reimbursements)	$11,208	$10,413	$32,376	$33,207

Expense reimbursements	$127	$103	$308	$293
Elimination of expense reimbursements from consolidated investment products (1)	(139)	(113)	(320)	(278)
Consolidated expense reimbursements	$(12)	$(10)	$(12)	$15

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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Private Funds	2023	2022	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$2,781	$3,592	$9,170	$11,651
Elimination of fees from consolidated investment products (1)	(311)	(147)	(702)	(430)
Consolidated investment advisory fees (Gross of expense reimbursements)	$2,470	$3,445	$8,468	$11,221

Expense reimbursements	$82	$46	$194	$178
Elimination of expense reimbursements from consolidated investment products (1)	(35)	(19)	(82)	(94)
Consolidated expense reimbursements	$47	$27	$112	$84

(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective October 31, 2023, a distribution by Artisan Partners Holdings of $18.8 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective October 31, 2023, a quarterly dividend of $0.65 per share of Class A common stock. The APAM dividend is payable on November 30, 2023, to stockholders of record as of November 16, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in growing asset classes to sophisticated clients around the world. As of September 30, 2023, our 10 autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2023, approximately 76% of our assets under management were managed for clients and investors domiciled in the U.S. and 24% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included the following:
•During the three months ended September 30, 2023, our assets under management declined to $136.5 billion, a decrease of $6.5 billion, or 5%, compared to $143.0 billion at June 30, 2023, primarily due to $5.1 billion of market depreciation and net client cash outflows of $1.3 billion.
•Average assets under management for the three months ended September 30, 2023 were $142.2 billion, a 7% increase from the average of $132.9 billion for the three months ended September 30, 2022. Average assets under management for the three months ended September 30, 2023 increased 2% from the average of $139.3 billion for the three months ended June 30, 2023.
•We earned $248.7 million in revenue for the three months ended September 30, 2023, an increase of 6% from revenues of $234.3 million for the three months ended September 30, 2022. Performance fees of $0.1 million were recognized in the three months ended September 30, 2023 and 2022.
•Our GAAP operating margin was 33.0% for the three months ended September 30, 2023, compared to 33.6% for the three months ended September 30, 2022. Adjusted operating margin was 32.5% for the three months ended September 30, 2023, compared to 32.9% for the three months ended September 30, 2022.
•We generated $0.76 of earnings per basic and diluted share and $0.75 of adjusted EPS.
•We declared and distributed dividends of $0.61 per share of Class A common stock during the three months ended September 30, 2023.
•We declared, effective October 31, 2023, a quarterly dividend with respect to the three months ended September 30, 2023, of $0.65 per share of Class A common stock.

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
Limited partners of Holdings, some of whom are employees, held approximately 14% of the equity interests in Holdings as of September 30, 2023. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the nine months ended September 30, 2023, certain limited partners of Holdings exchanged 142,550 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM) for 142,550 shares of Class A common stock. In connection with the exchanges, APAM received 142,550 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 85% at December 31, 2022 to 86% at September 30, 2023, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global market conditions materially affect our financial performance. Concerns about elevated inflation, interest rate increases, effects of geopolitical tensions, conflicts and wars, and other global economic conditions continued into the three months ended September 30, 2023. Volatility and uncertainty in global financial markets impact the value of our assets under management. Because the revenue we earn is based on the value of our assets under management (AUM), fluctuations in our AUM will result in corresponding fluctuations in our revenues and earnings.
The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
S&P 500 total returns	(3.3)%	(4.9)%	13.1%	(23.9)%
MSCI All Country World total returns	(3.4)%	(6.8)%	10.1%	(25.6)%
MSCI EAFE total returns	(4.1)%	(9.4)%	7.1%	(27.1)%
Russell Midcap® total returns	(4.7)%	(3.4)%	3.9%	(24.3)%
MSCI Emerging Markets Index	(2.9)%	(11.6)%	1.8%	(27.2)%
ICE BofA US High Yield Index	0.5%	(0.7)%	6.0%	(14.6)%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	(unaudited; dollars in millions)
Assets under management at period end	$136,495		$120,607		$136,495		$120,607
Average assets under management (1)	$142,199		$132,946		$138,982		$146,244
Net client cash flows (2)	$(1,339)		$(1,073)		$(3,678)		$(4,621)
Total revenues	$248.7		$234.3		$726.1		$767.3
Weighted average management fee (3)	69.5	bps	70.0	bps	70.0	bps	70.2	bps
Operating margin	33.0%		33.6%		31.3%		35.7%
Adjusted operating margin (4)	32.5%		32.9%		31.5%		35.1%

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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended September 30,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Beginning assets under management	$142,989	$130,547	$12,442	9.5%
Gross client cash inflows	5,601	6,898	(1,297)	(18.8)%
Gross client cash outflows	(6,940)	(7,971)	1,031	12.9%
Net client cash flows (1)	(1,339)	(1,073)	(266)	(24.8)%
Artisan Funds' distributions not reinvested (2)	(75)	(81)	6	7.4%
Investment returns and other (3)	(5,080)	(8,786)	3,706	42.2%
Ending assets under management	$136,495	$120,607	$15,888	13.2%
Average assets under management	$142,199	$132,946	$9,253	7.0%

	For the Nine Months Ended September 30,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Beginning assets under management	$127,892	$174,754	$(46,862)	(26.8)%
Gross client cash inflows	15,889	22,397	(6,508)	(29.1)%
Gross client cash outflows	(19,567)	(27,018)	7,451	27.6%
Net client cash flows (1)	(3,678)	(4,621)	943	20.4%
Artisan Funds' distributions not reinvested (2)	(190)	(169)	(21)	(12.4)%
Investment returns and other (3)	12,471	(49,357)	61,828	125.3%
Ending assets under management	$136,495	$120,607	$15,888	13.2%
Average assets under management	$138,982	$146,244	$(7,262)	(5.0)%

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
During the quarter, our AUM declined by $6.5 billion primarily due to $5.1 billion of market depreciation and net client cash outflows of $1.3 billion. For the quarter, 16 of our 25 investment strategies had net outflows totaling $3.3 billion, which were partially offset by $1.9 billion of net inflows across the remaining 9 strategies.
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

In November 2023, we expect the Artisan Funds to have completed their annual income and capital gain distributions for their equity mutual funds. Based on our current estimates and assumptions, we expect fourth quarter distributions to result in approximately $400 million of net client cash outflows from investors who choose not to reinvest their distributions. The November 2023 distribution (estimates of which we expect Artisan Funds will disclose in advance of the record dates) may cause increased mutual fund redemptions.
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2023. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 14% of our assets under management at September 30, 2023, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added(1) Since Inception (bps)
	Composite Inception	Strategy AUM (2)	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$18,957	16.18%	(0.42)%	7.95%	10.35%	10.10%	452
MSCI All Country World Index			20.80%	6.89%	6.46%	7.55%	5.58%
Global Discovery Strategy	9/1/2017	$1,364	17.91%	1.14%	9.53%	---	11.65%	441
MSCI All Country World Index			20.80%	6.89%	6.46%	---	7.24%
U.S. Mid-Cap Growth Strategy	4/1/1997	$11,927	13.87%	(1.27)%	8.46%	9.86%	14.08%	500
Russell Midcap® Index			13.45%	8.09%	6.38%	8.98%	9.73%
Russell Midcap® Growth Index			17.47%	2.61%	6.97%	9.94%	9.08%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,033	7.72%	(5.30)%	4.36%	9.14%	10.13%	298
Russell 2000® Index			8.93%	7.16%	2.39%	6.64%	8.42%
Russell 2000® Growth Index			9.59%	1.09%	1.55%	6.71%	7.15%
Global Equity Team
Global Equity Strategy	4/1/2010	$375	18.61%	(0.04)%	5.80%	8.53%	10.52%	264
MSCI All Country World Index			20.80%	6.89%	6.46%	7.55%	7.88%
Non-U.S. Growth Strategy	1/1/1996	$12,461	22.73%	1.00%	3.56%	4.41%	9.01%	443
MSCI EAFE Index			25.65%	5.75%	3.24%	3.82%	4.58%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$6,629	13.03%	(1.13)%	---	---	9.34%	400
MSCI All Country World Index Ex USA Small Mid Cap			19.95%	3.24%	---	---	5.34%
China Post-Venture Strategy	4/1/2021	$161	4.19%	---	---	---	(17.05)%	330
MSCI China SMID Cap Index			1.89%	---	---	---	(20.35)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$3,722	29.94%	16.06%	9.39%	9.90%	8.99%	175
Russell 1000® Index			21.19%	9.53%	9.62%	11.62%	9.42%
Russell 1000® Value Index			14.44%	11.05%	6.22%	8.44%	7.24%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,642	17.50%	13.85%	6.08%	7.13%	11.73%	276
Russell Midcap® Index			13.45%	8.09%	6.38%	8.98%	8.97%
Russell Midcap® Value Index			11.05%	10.98%	5.18%	7.91%	8.97%
Value Income Strategy	3/1/2022	$11	11.71%	---	---	---	(4.18)%	(459)
S&P 500 Market Index			21.62%	---	---	---	0.41%
International Value Team
International Value Strategy	7/1/2002	$36,401	33.22%	14.98%	8.74%	7.72%	11.32%	573
MSCI EAFE Index			25.65%	5.75%	3.24%	3.82%	5.59%
International Explorer	11/1/2020	$201	22.30%	---	---	---	12.58%	748
MSCI All Country World Index Ex USA Small Cap			19.01%	---	---	---	5.10%
Global Value Team
Global Value Strategy	7/1/2007	$22,398	29.51%	12.35%	6.39%	8.00%	8.11%	293
MSCI All Country World Index			20.80%	6.89%	6.46%	7.55%	5.18%
Select Equity Strategy	3/1/2020	$308	26.13%	9.65%	---	---	8.94%	(382)
S&P 500 Market Index			21.62%	10.15%	---	---	12.76%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	$796	20.95%	(0.87)%	2.30%	4.17%	4.67%	79
MSCI Emerging Markets Index			11.70%	(1.73)%	0.55%	2.07%	3.88%
Credit Team
High Income Strategy	4/1/2014	$8,387	11.59%	4.72%	5.22%	---	6.34%	266
ICE BofA US High Yield Index			10.19%	1.82%	2.80%	---	3.68%
Credit Opportunities Strategy	7/1/2017	$199	18.64%	15.04%	12.96%	---	12.69%	1,087
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			4.54%	1.70%	1.86%	---	1.82%
Floating Rate Strategy	1/1/2022	$52	14.36%	---	---	---	6.14%	123
Credit Suisse Leveraged Loan Total Return Index			12.47%	---	---	---	4.91%

Developing World Team
Developing World Strategy	7/1/2015	$3,223	23.82%	(8.56)%	10.00%	---	8.40%	620
MSCI Emerging Markets Index			11.70%	(1.73)%	0.55%	---	2.20%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,055	10.26%	4.17%	9.57%	---	15.36%	382
S&P 500 Market Index			21.62%	10.15%	9.91%	---	11.54%
Antero Peak Hedge Strategy	11/1/2017	$400	5.36%	1.72%	7.14%	---	9.45%	(149)
S&P 500 Market Index			21.62%	10.15%	9.91%	---	10.94%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$296	12.66%	---	---	---	10.43%	708
ICE BofA 3-month Treasury Bill Index			4.47%	---	---	---	3.35%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$81	17.56%	---	---	---	11.96%	1,025
J.P. Morgan EMB Hard Currency/Local currency 50-50 Index			11.15%	---	---	---	1.71%
Emerging Markets Local Opportunities Strategy	8/1/2022	$416	15.77%	---	---	---	9.66%	332
J.P. Morgan GBI-EM Global Diversified			13.10%	---	---	---	6.34%

Total Assets Under Management		$136,495

[1] Value-added is the amount, in basis points, by which the average annual gross composite return of each strategy has outperformed or underperformed its respective benchmark.
2 AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $55 million.

The tables below set forth changes in our assets under management by investment team:

		By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
September 30, 2023		(unaudited; in millions)
Beginning assets under management	$38,586	$21,109	$6,648	$36,786	$23,974	$873	$8,198	$3,572	$3,129	$114	$142,989
Gross client cash inflows	1,181	311	84	1,957	376	17	799	131	43	702	5,601
Gross client cash outflows	(2,755)	(662)	(212)	(1,123)	(952)	(58)	(422)	(228)	(527)	(1)	(6,940)
Net client cash flows (1)	(1,574)	(351)	(128)	834	(576)	(41)	377	(97)	(484)	701	(1,339)
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(75)	—	—	—	(75)
Investment returns and other	(1,731)	(1,132)	(145)	(1,018)	(692)	(36)	138	(252)	(190)	(22)	(5,080)
Ending assets under management	$35,281	$19,626	$6,375	$36,602	$22,706	$796	$8,638	$3,223	$2,455	$793	$136,495
Average assets under management	$37,406	$20,762	$6,655	$37,286	$23,780	$874	$8,474	$3,488	$2,917	$557	$142,199
September 30, 2022
Beginning assets under management	$33,964	$21,643	$6,775	$29,391	$22,390	$1,003	$7,085	$4,136	$4,126	$34	$130,547
Gross client cash inflows	2,996	549	65	1,257	834	27	712	235	192	31	6,898
Gross client cash outflows	(2,319)	(1,807)	(296)	(1,185)	(936)	(62)	(655)	(378)	(333)	—	(7,971)
Net client cash flows (1)	677	(1,258)	(231)	72	(102)	(35)	57	(143)	(141)	31	(1,073)
Artisan Funds' distributions not reinvested (2)	—	—	—	(33)	—	—	(48)	—	—	—	(81)
Investment returns and other	(1,122)	(1,499)	(418)	(2,783)	(2,224)	(114)	(58)	(344)	(225)	1	(8,786)
Ending assets under management	$33,519	$18,886	$6,126	$26,647	$20,064	$854	$7,036	$3,649	$3,760	$66	$120,607
Average assets under management	$36,491	$21,362	$6,937	$29,231	$22,203	$963	$7,241	$4,231	$4,229	$58	$132,946
(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested.
(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

		By Investment Team
Nine Months Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
September 30, 2023		(unaudited; in millions)
Beginning assets under management	$33,977	$20,623	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$72	$127,892
Gross client cash inflows	2,905	1,196	195	6,149	1,304	63	2,542	488	311	736	15,889
Gross client cash outflows	(5,093)	(2,870)	(556)	(3,222)	(3,130)	(217)	(1,506)	(1,277)	(1,695)	(1)	(19,567)
Net client cash flows (1)	(2,188)	(1,674)	(361)	2,927	(1,826)	(154)	1,036	(789)	(1,384)	735	(3,678)
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(190)	—	—	—	(190)
Investment returns and other	3,492	677	648	3,465	2,765	77	652	546	163	(14)	12,471
Net transfers(3)	—	—	—	—	—	—	—	—	—	—	$—
Ending assets under management	$35,281	$19,626	$6,375	$36,602	$22,706	$796	$8,638	$3,223	$2,455	$793	$136,495
Average assets under management	$36,812	$21,167	$6,489	$35,210	$23,203	$882	$8,118	$3,593	$3,260	$248	$138,982
September 30, 2022
Beginning assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	—	$174,754
Gross client cash inflows	6,008	2,805	450	5,906	2,404	243	2,111	1,431	974	65	22,397
Gross client cash outflows	(6,771)	(7,232)	(814)	(3,798)	(2,698)	(133)	(2,169)	(2,451)	(952)	—	(27,018)
Net client cash flows (1)	(763)	(4,427)	(364)	2,108	(294)	110	(58)	(1,020)	22	65	(4,621)
Artisan Funds' distributions not reinvested (2)	—	—	—	(33)	—	—	(136)	—	—	—	(169)
Investment returns and other	(18,152)	(9,685)	(1,563)	(7,244)	(6,386)	(429)	(927)	(3,433)	(1,539)	1	(49,357)
Net transfers(3)	—	—	—	—	—	—	—	—	—	—	$—
Ending assets under management	$33,519	$18,886	$6,126	$26,647	$20,064	$854	$7,036	$3,649	$3,760	$66	$120,607
Average assets under management (4)	$39,888	$25,249	$7,405	$30,858	$24,306	$1,030	$7,674	$5,289	$4,514	$45	$146,244
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
The table below sets forth our assets under management by distribution channel (1):

	As of September 30, 2023		As of September 30, 2022
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$85,770	62.8%	$76,780	63.6%
Intermediary	45,435	33.3%	38,561	32.0%
Retail	5,290	3.9%	5,266	4.4%
Ending Assets Under Management	$136,495	100.0%	$120,607	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 9% of our total assets under management as of September 30, 2023.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2023	(unaudited; in millions)
Beginning assets under management	$69,144	$73,845	$142,989
Gross client cash inflows	3,313	2,288	5,601
Gross client cash outflows	(3,440)	(3,500)	(6,940)
Net client cash flows (2)	(127)	(1,212)	(1,339)
Artisan Funds' distributions not reinvested (3)	(75)	—	(75)
Investment returns and other	(2,297)	(2,783)	(5,080)
Net transfers (4)	(15)	15	—
Ending assets under management	$66,630	$69,865	$136,495
Average assets under management	$69,042	$73,157	$142,199
September 30, 2022
Beginning assets under management	$63,033	$67,514	$130,547
Gross client cash inflows	3,784	3,114	6,898
Gross client cash outflows	(4,607)	(3,364)	(7,971)
Net client cash flows (2)	(823)	(250)	(1,073)
Artisan Funds' distributions not reinvested (3)	(81)	—	(81)
Investment returns and other	(4,141)	(4,645)	(8,786)
Net transfers (4)	(149)	149	—
Ending assets under management	$57,839	$62,768	$120,607
Average assets under management	$63,978	$68,968	$132,946

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2023	(unaudited; in millions)
Beginning assets under management	$60,811	$67,081	$127,892
Gross client cash inflows	11,294	4,595	15,889
Gross client cash outflows	(11,074)	(8,493)	(19,567)
Net client cash flows (2)	220	(3,898)	(3,678)
Artisan Funds' distributions not reinvested (3)	(190)	—	(190)
Investment returns and other	5,804	6,667	12,471
Net transfers (4)	(15)	15	—
Ending assets under management	$66,630	$69,865	$136,495
Average assets under management	$67,110	$71,872	$138,982
September 30, 2022
Beginning assets under management	$84,363	$90,391	$174,754
Gross client cash inflows	15,067	7,330	22,397
Gross client cash outflows	(17,843)	(9,175)	(27,018)
Net client cash flows (2)	(2,776)	(1,845)	(4,621)
Artisan Funds' distributions not reinvested (3)	(169)	—	(169)
Investment returns and other	(23,366)	(25,991)	(49,357)
Net transfers (4)	(213)	213	—
Ending assets under management	$57,839	$62,768	$120,607
Average assets under management	$70,544	$75,700	$146,244

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

The following table sets forth our assets under management by asset class:

Three Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
September 30, 2023	(unaudited; in millions)
Beginning assets under management	$131,384	$8,103	$3,502	$142,989
Gross client cash inflows	4,056	1,225	320	5,601
Gross client cash outflows	(5,990)	(422)	(528)	(6,940)
Net client cash flows (2)	(1,934)	803	(208)	(1,339)
Artisan Funds' distributions not reinvested (3)	—	(75)	—	(75)
Investment returns and other	(5,002)	104	(182)	(5,080)
Net transfers (4)	—	—	—	—
Ending assets under management	$124,448	$8,935	$3,112	$136,495
Average assets under management	$130,084	$8,787	$3,328	$142,199
September 30, 2022
Beginning assets under management	$119,101	$6,974	$4,472	$130,547
Gross client cash inflows	5,962	738	198	6,898
Gross client cash outflows	(6,983)	(653)	(335)	(7,971)
Net client cash flows (2)	(1,021)	85	(137)	(1,073)
Artisan Funds' distributions not reinvested (3)	(33)	(48)	—	(81)
Investment returns and other	(8,464)	(57)	(265)	(8,786)
Net transfers (4)	—	—	—	—
Ending assets under management	$109,583	$6,954	$4,070	$120,607
Average assets under management	$121,231	$7,148	$4,567	$132,946

Nine Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
September 30, 2023	(unaudited; in millions)
Beginning assets under management	$116,832	$7,059	$4,001	$127,892
Gross client cash inflows	12,299	2,962	628	15,889
Gross client cash outflows	(16,365)	(1,504)	(1,698)	(19,567)
Net client cash flows (2)	(4,066)	1,458	(1,070)	(3,678)
Artisan Funds' distributions not reinvested (3)	—	(190)	—	(190)
Investment returns and other	11,682	608	181	12,471
Net transfers (4)	—	—	—	—
Ending assets under management	$124,448	$8,935	$3,112	$136,495
Average assets under management	$127,181	$8,165	$3,636	$138,982
September 30, 2022
Beginning assets under management	$161,083	$8,037	$5,634	$174,754
Gross client cash inflows	19,235	2,135	1,027	22,397
Gross client cash outflows	(23,895)	(2,158)	(965)	(27,018)
Net client cash flows (2)	(4,660)	(23)	62	(4,621)

Artisan Funds' distributions not reinvested (3)	(33)	(136)	—	(169)
Investment returns and other	(46,807)	(924)	(1,626)	(49,357)
Net transfers (4)	—	—	—	—
Ending assets under management	$109,583	$6,954	$4,070	$120,607
Average assets under management	$133,827	$7,562	$4,855	$146,244

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

Results of Operations
Three months ended September 30, 2023, compared to Three months ended September 30, 2022

	For the Three Months Ended September 30,		For the Period-to-Period
	2023	2022	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$248.7	$234.3	$14.4	6%
Operating Expenses
Total compensation and benefits	130.7	122.1	8.6	7%
Other operating expenses	35.8	33.5	2.3	7%
Total operating expenses	166.5	155.6	10.9	7%
Total operating income	82.2	78.7	3.5	4%
Non-operating income (expense)
Interest expense	(2.3)	(2.5)	0.2	8%
Other non-operating income (expense)	8.1	(8.9)	17.0	191%
Total non-operating income (expense)	5.8	(11.4)	17.2	151%
Income before income taxes	88.0	67.3	20.7	31%
Provision for income taxes	14.6	14.8	(0.2)	(1)%
Net income before noncontrolling interests	73.4	52.5	20.9	40%
Less: Noncontrolling interests - Artisan Partners Holdings	11.3	11.0	0.3	3%
Less: Noncontrolling interests - consolidated investment products	9.0	(2.7)	11.7	433%
Net income attributable to Artisan Partners Asset Management Inc.	$53.1	$44.2	$8.9	20%
Share Data
Basic earnings per share	$0.76	$0.65
Diluted earnings per share	$0.76	$0.65
Basic weighted average number of common shares outstanding	63,520,402	62,623,434
Diluted weighted average number of common shares outstanding	63,563,044	62,632,660
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $136.5 billion of assets under management as of September 30, 2023 have performance fee billing arrangements. Performance fees of $0.1 million were recognized in each of the three months ended September 30, 2023 and 2022.
The increase in revenues of $14.4 million, or 6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was driven primarily by a $9.3 billion, or 7% increase in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 69.5 basis points for the three months ended September 30, 2023, compared to 70.0 basis points for the three months ended September 30, 2022.
The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2023	2022	2023	2022
	(unaudited; dollars in millions)
Investment advisory fees	$92.3	$87.9	$156.4	$146.4
Weighted average management fee (2)	50.1 bps	50.6 bps	90.1 bps	90.8 bps
Percentage of ending AUM	52%	52%	48%	48%
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
Operating Expenses
Operating expenses increased $10.9 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to an $8.6 million increase in total compensation and benefits and a $2.3 million increase in other operating expenses.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits(1)	$118.3	$109.7	$8.6	8%
Long-term incentive compensation awards	12.4	12.4	0.0	0%
Total compensation and benefits	$130.7	$122.1	$8.6	7%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was driven primarily by an increase in incentive compensation and higher fixed compensation and benefits costs reflecting annual merit increases and an increase in the number of full time associates.
Total compensation and benefits was 53% and 52% of our revenues for the three months ended September 30, 2023, and 2022, respectively.

Other operating expenses
Other operating expenses increased $2.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in travel expenses.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended September 30,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Interest expense	$(2.3)	$(2.5)	$0.2	(8)%
Net investment gain (loss) of consolidated investment products	9.8	(3.9)	13.7	351%
Net gain (loss) on the tax receivable agreements	0.5	0.5	0.0	0%
Net investment gain (loss) on nonconsolidated seed investments	0.2	(1.6)	1.8	113%
Net investment gain (loss) on franchise capital investments	(4.5)	(4.0)	(0.5)	(13)%
Interest income on cash and cash equivalents and other	2.1	0.1	2.0	2,000%
Total non-operating income (expense)	$5.8	$(11.4)	$17.2	151%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $15.0 million in the aggregate for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, predominately due to market conditions. Interest income on cash and cash equivalents and other increased $2.0 million for the three months ended September 30, 2023, as a result of higher yields.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2023 and 2022 was 16.6% and 21.8%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 16% and 17% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2023 and 2022, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, as a result of unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

Nine months ended September 30, 2023, compared to Nine months ended September 30, 2022

	For the Nine Months Ended September 30,		Period-to-Period
	2023	2022	$	%
Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$726.1	$767.3	$(41.2)	(5)%
Operating Expenses
Total compensation and benefits	392.6	389.4	3.2	1%
Other operating expenses	106.3	103.8	2.5	2%
Total operating expenses	498.9	493.2	5.7	1%
Total operating income	227.2	274.1	(46.9)	(17)%
Non-operating income (expense)
Interest expense	(6.5)	(7.9)	1.4	18%
Other non-operating income (expense)	50.0	(37.3)	87.3	234%
Total non-operating income (expense)	43.5	(45.2)	88.7	196%
Income before income taxes	270.7	228.9	41.8	18%
Provision for income taxes	51.7	46.8	4.9	10%
Net income before noncontrolling interests	219.0	182.1	36.9	20%
Less: Noncontrolling interests - Artisan Partners Holdings	35.5	37.2	(1.7)	(5)%
Less: Noncontrolling interests - consolidated investment products	26.0	(9.0)	35.0	389%
Net income attributable to Artisan Partners Asset Management Inc.	$157.5	$153.9	$3.6	2%
Share Data
Basic earnings per share	$2.27	$2.17
Diluted earnings per share	$2.27	$2.17
Basic weighted average number of common shares outstanding	63,419,587	62,329,756
Diluted weighted average number of common shares outstanding	63,449,804	62,353,275
Investment Advisory Revenues
The decrease in revenues of $41.2 million, or 5%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was driven primarily by a $7.2 billion, or 5%, decrease in our average assets under management. The weighted average management fee, which excludes performance fees, was 70.0 basis points for the nine months ended September 30, 2023, compared to 70.2 basis points for the nine months ended September 30, 2022. Performance fees of $0.2 million were recognized in the nine months ended September 30, 2023, compared to $0.4 million in the nine months ended September 30, 2022.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicles. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2023	2022	2023	2022
	(unaudited; dollars in millions)
Investment advisory fees	$273.5	$288.8	$452.6	$478.5
Weighted average management fee(2)	51.0 bps	51.0 bps	90.3 bps	90.7 bps
Percentage of ending AUM	52%	52%	48%	48%
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

Operating Expenses
Operating expenses increased $5.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to a $3.2 million increase in total compensation and benefits and a $2.5 million increase in other operating expenses.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$350.1	$352.3	$(2.2)	(1)%
Long-term incentive compensation awards	42.5	37.1	5.4	15%
Total compensation and benefits	$392.6	$389.4	$3.2	1%
(1) Excluding long-term incentive compensation awards
The decrease in salaries, incentive compensation and benefits was driven primarily by a $12.2 million decrease in incentive compensation paid to our investment and distribution professionals as a result of the decrease in revenue, partially offset by higher fixed compensation and benefits costs reflecting annual merit increases and a 6% increase in the number of full time associates.
Long-term incentive compensation award expense increased $5.4 million due to the impact of investment returns on the cash-based awards.
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
Total compensation and benefits was 54% and 51% of our revenues for the nine months ended September 30, 2023, and 2022, respectively.
Other operating expenses
Other operating expenses increased $2.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in travel expenses and occupancy costs, offset by a decrease in distribution fees due to lower revenues.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period-to-Period
	2023	2022	$	%
	(unaudited; in millions)
Interest expense	$(6.5)	$(7.9)	$1.4	(18)%
Net investment gain (loss) of consolidated investment products	38.2	(14.6)	52.8	362%
Net gain (loss) on the tax receivable agreements	0.5	1.0	(0.5)	(50)%
Net investment gain (loss) on nonconsolidated seed investments	1.4	(4.6)	6.0	130%
Net investment gain (loss) on franchise capital investments	6.1	(19.2)	25.3	132%
Interest income on cash and cash equivalents and other	3.8	0.1	3.7	3,700%
Total non-operating income (expense)	$43.5	$(45.2)	$88.7	196%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $84.1 million in the aggregate for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, predominately due to market conditions. The increase in interest income on cash and cash equivalents and other increased $3.7 million for the nine months ended September 30, 2023, as a result of higher yields.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 19.1% and 20.4% for the nine months ended September 30, 2023 and 2022, respectively.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 16% and 17% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2023 and 2022, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, as a result of stock offerings, unit exchanges, and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$53.1	$44.2	$157.5	$153.9
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.3	11.0	35.5	37.2
Add back: Provision for income taxes	14.6	14.8	51.7	46.8
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.3)	(1.6)	1.2	(4.4)
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	(0.5)	(0.5)	(1.0)
Add back: Net investment (gain) loss of investment products attributable to APAM	3.6	7.1	(19.2)	30.0
Less: Adjusted provision for income taxes	20.0	18.6	55.9	64.9
Adjusted net income (Non-GAAP)	$60.8	$56.4	$170.3	$197.6

Average shares outstanding
Class A common shares	63.5	62.6	63.4	62.3
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.7	5.8	5.7	5.7
Artisan Partners Holdings units outstanding (noncontrolling interests)	11.5	11.9	11.5	12.2
Adjusted shares	80.7	80.3	80.6	80.2

Basic earnings per share (GAAP)	$0.76	$0.65	$2.27	$2.17
Diluted earnings per share (GAAP)	$0.76	$0.65	$2.27	$2.17
Adjusted net income per adjusted share (Non-GAAP)	$0.75	$0.70	$2.11	$2.47

Operating income (GAAP)	$82.2	$78.7	$227.2	$274.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.3)	(1.6)	1.2	(4.4)
Adjusted operating income (Non-GAAP)	$80.9	$77.1	$228.4	$269.7

Operating margin (GAAP)	33.0%	33.6%	31.3%	35.7%
Adjusted operating margin (Non-GAAP)	32.5%	32.9%	31.5%	35.1%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$53.1	$44.2	$157.5	$153.9
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.3	11.0	35.5	37.2
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	(1.3)	(1.6)	1.2	(4.4)
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	(0.5)	(0.5)	(1.0)
Add back: Net investment (gain) loss of investment products attributable to APAM	3.6	7.1	(19.2)	30.0
Add back: Interest expense	2.3	2.5	6.5	7.9
Add back: Provision for income taxes	14.6	14.8	51.7	46.8
Add back: Depreciation and amortization	2.4	2.0	6.9	5.5
Adjusted EBITDA (Non-GAAP)	$85.5	$79.5	$239.6	$275.9

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(unaudited; in millions)
Cash and cash equivalents	$198.3	$114.8
Accounts receivable	$96.1	$98.6
Seed investments(1)	$144.6	$124.8
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $104.2 million of investments made related to long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. The Company did not have any deposits with financial institutions directly impacted by events within the banking industry earlier this year. We continue to mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $167.3 million of our cash and cash equivalents balance was invested in money market funds as of September 30, 2023.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2023, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of September 30, 2023, the balance of all seed investments, including investments in consolidated investment products, was $144.6 million. Subject to certain restrictions on the timing of redemptions, seed investments are generally redeemable at our discretion. We monitor for opportunities to redeem existing seed investments as sufficient scale in those strategies and vehicles is achieved.
During the nine months ended September 30, 2023, we also made investments of $39.0 million related to funded long-term incentive compensation plans. As of September 30, 2023, the value of investments held in connection with funded long-term incentive compensation plans was $104.2 million.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending August 2027. The notes are comprised of three series, Series D, Series E, and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the nine months ended September 30, 2023.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2023.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2023 and 2022, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$12.9	$12.0	$30.3	$43.7
Holdings Partnership Distributions to APAM	72.4	64.5	169.1	227.2
Total Holdings Partnership Distributions	$85.3	$76.5	$199.4	$270.9
On October 31, 2023, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $18.8 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2023 and 2022:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Quarterly	Class A Common	$0.61	$0.60	$1.66	$2.39
Special Annual	Class A Common	$—	$—	$0.35	$0.72
Our board of directors declared, effective October 31, 2023, a variable quarterly dividend of $0.65 per share of Class A common stock with respect to the September quarter of 2023, payable on November 30, 2023 to stockholders of record as of the close of business on November 16, 2023. The variable quarterly dividend represents approximately 80% of the cash generated in the September quarter of 2023 and a pro-rata portion of 2023 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $363.9 million liability as of September 30, 2023. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2023, we made payments totaling approximately $35.8 million related to the TRAs. We do not intend to make any additional TRA payments in 2023. In 2024, we expect to make payments of approximately $37.2 million related to the TRAs.

Cash Flows

	For the Nine Months Ended September 30,
	2023	2022
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$143.2	$200.8
Net cash provided by operating activities	262.8	306.6
Net cash used in investing activities	(36.5)	(60.5)
Net cash used in financing activities	(134.3)	(259.3)
Net impact of deconsolidation of consolidated investment products	(4.7)	—
Cash, cash equivalents and restricted cash as of September 30	$230.5	$187.6
Net cash provided by operating activities decreased $43.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in operating income resulting from lower revenues. For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, our operating income, excluding share based compensation expense, decreased $52.6 million, and was offset by changes in working capital.
Investing activities consist primarily of acquiring property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investing activities decreased $24.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in the net purchase of investment securities relating to franchise capital awards and fewer investments in non-consolidated investment products in fiscal 2023, compared to fiscal 2022.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities decreased $125.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a $71.9 million decrease in dividends and a $13.4 million decrease in distributions paid to shareholders and limited partners, respectively, as well as a $40.9 million increase in contributions from noncontrolling interests in our consolidated investment products.
During the nine months ended September 30, 2023, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $4.7 million decrease in cash, cash equivalents and restricted cash.
Certain Contractual Obligations
As of September 30, 2023, there have been no material changes to our contractual obligations outside the ordinary course of business from those listed in the “Contractual Obligations” table and related notes to the table in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $398.8 million at December 31, 2022 to $363.9 million at September 30, 2023. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2023, we made payments of approximately $35.8 million related to the TRAs. We do not intend to make any additional TRA payments in 2023. In 2024, we expect to make payments of approximately $37.2 million related to the TRAs.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended September 30, 2023.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022; (ii) the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2023 and 2022; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2023 and 2022; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2023 and 2022.
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
Dated: November 2, 2023

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)