Form 10-K
period 2023-12-31
Artisan Partners Asset Management Inc.
filed 2024-02-22
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.6 billion based on the closing price of $39.31 for the Class A common stock, as reported on the New York Stock Exchange on that date.
For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 19, 2024 were 68,999,125, 2,220,315 and 8,674,947, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

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
•“Client” and “clients” refer to investors who access our investment management services by investing in funds, including Artisan Funds, Artisan Global Funds, Artisan Private Funds, or other pooled investment vehicles (including collective investment trusts) for which we serve as investment adviser, or by engaging us to manage a separate account or provide a non-discretionary model portfolio in one or more of our investment strategies.
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

Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations of our management and information available to us at the time such statements are made. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, significant changes in client cash inflows or outflows or declines in market value of the assets in the accounts we manage, change in the legislative and regulatory environment in which we operate, our ability to maintain our current fee rates, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of this Form 10-K, as may be amended from time to time. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
Forward-looking statements include, but are not limited to, statements about:
•our anticipated future results of operations;
•our potential operating performance and efficiency, including our ability to operate under different and unique circumstances;
•our expectations with respect to future business initiatives, including the development of new investment teams, strategies and vehicles;
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

Investment Performance and Assets Under Management (AUM) Information Used in this Report
We manage investments primarily through pooled investment funds and separate accounts. We serve as investment adviser to Artisan Funds, Artisan Global Funds and Artisan Private Funds. We refer to funds and other accounts that are managed by us with a broadly common investment objective and substantially in accordance with a single model account as being part of the same investment “strategy”.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts (including pooled investment vehicles) invested in the same strategy, except for those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 15% of our assets under management at December 31, 2023, are maintained in separate composites the results of which are not presented in this report.
The performance of accounts with client-imposed investment restrictions differs from the performance of accounts included in our principal composite for the applicable strategy because one or more securities may be omitted from the portfolio in order to comply with client restrictions and the weightings in the portfolio of other securities are typically correspondingly altered. The performance of non-U.S. dollar accounts differs from the performance of the principal composite for the applicable strategy because of the fluctuations in currency exchange rates between the currencies in which portfolio securities are traded and the currency in which the account is managed or U.S. dollars, respectively. Results for any investment strategy described herein, and for different investment vehicles within a strategy, are affected by numerous factors, including: different material market or economic conditions; different investment management fee rates, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings. The returns for any strategy may be positive or negative, and past performance does not guarantee future results. In this report, we refer to the date on which we began tracking the performance of an investment strategy as the “inception date”.
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
In these materials, we present Value Added, which is the difference, in basis points, between an Artisan strategy’s average annual gross return and the return of its respective benchmark. The benchmark used for purposes of presenting a strategy’s performance and calculating Value Added is generally the market index most commonly used by our clients to compare the performance of the relevant strategy or, if none, the market index used by management to evaluate the performance of the strategy. Composites / Indexes used for the comparison calculations described are: Non-U.S. Growth Strategy / International Value Strategy-MSCI EAFE Index; Global Discovery Strategy / Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy-MSCI ACWI Index; Non-U.S. Small-Mid Growth Strategy-MSCI ACWI ex-USA Small Mid Index; U.S. Mid-Cap Growth Strategy-Russell Midcap Growth® Index; U.S. Mid-Cap Value Strategy-Russell Midcap Value® Index; U.S. Small-Cap Growth Strategy-Russell 2000 Growth® Index; Value Equity Strategy-Russell 1000 Value® Index; Developing World Strategy / Sustainable Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-ICE BofA U.S. High Yield Index; Credit Opportunities Strategy-ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index; Antero Peak Strategy / Antero Peak Hedge Strategy / Select Equity Strategy / Value Income Strategy-S&P 500® Index; China Post-Venture Strategy-MSCI China SMID Cap Index; International Explorer Strategy-MSCI All Country World Ex USA Small Cap Index; Floating Rate Strategy-Credit Suisse Leveraged Loan Total Return Index; Global Unconstrained Strategy-ICE BofA 3-month U.S. Treasury Bill Index; Emerging Markets Debt Opportunities Strategy-J.P. Morgan EMB Hard Currency / Local Currency 50-50 Index; Emerging Markets Local Opportunities Strategy-J.P. Morgan GBI-EM Global Diversified Index.
The MSCI EAFE Index, the MSCI EAFE Growth Index, the MSCI EAFE Value Index, the MSCI ACWI Index, the MSCI ACWI ex-USA SMID Index, the MSCI ACWI ex-USA Small Cap, the MSCI Emerging Markets Index and MSCI China SMID Cap Index are trademarks of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this report. MSCI makes no express or implied warranties or representations and shall have no liability whatsoever with respect to any MSCI data contained herein. The MSCI data may not be further redistributed or used to create indices or financial products. This document is not approved or produced by MSCI.
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
The S&P 500 Index is a product of S&P Dow Jones Indices LLC (S&P DJI) and/or its affiliates and has been licensed for use. Copyright© 2024 S&P Dow Jones Indices LLC, a division of S&P Global, Inc. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P® is a registered trademark of S&P Global and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones). None of S&P DJI, Dow Jones, their affiliates or third party licensors makes any representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and none shall have any liability for any errors, omissions, or interruptions of any index or the data included therein.

The ICE BofA U.S. High Yield Index, ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index and the ICE BofA 3-Month U.S. Treasury Bill Index are owned by ICE Data Indices, LLC, used with permission. ICE Data Indices, LLC permits use of the ICE BofA indices and related data on an "as is" basis, makes no warranties regarding same, does not guarantee the suitability, quality, accuracy, timeliness, and/or completeness of the ICE BofA indices or any data included in, related to, or derived therefrom, assumes no liability in connection with the use of the foregoing, and does not sponsor, endorse, or recommend Artisan Partners or any of its products or services.
J.P. Morgan EMB Hard Currency / Local Currency 50/50 Index and the J.P. Morgan GBI-EM Global Diversified Index are trademarks of J.P. Morgan. Information has been obtained from sources believed to be reliable but J.P. Morgan does not warrant its completeness or accuracy. Indices are used with permission and may not be copied, used, or distributed without J.P. Morgan's prior written approval. Copyright 2024, J.P. Morgan Chase & Co. All rights reserved.
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
Throughout this report, we present historical information about our AUM, including information about changes in our AUM due to client cash flows, investment returns and transfers between investment vehicles (e.g., pooled investment vehicles and separate accounts). Client cash flows represent client fundings, terminations and client-initiated contributions and withdrawals (which could be in cash or in securities), but generally exclude Artisan Funds’ income and capital gain distributions that are not reinvested by fund shareholders. “Investment returns and other” represents realized gains and losses, the change in unrealized gains and losses, net income and certain miscellaneous items, immaterial in the aggregate, which may include payment of Artisan’s management fees or payment of custody expenses to the extent a client causes these fees to be paid from the account we manage. The effect of translating into U.S. dollars the value of portfolio securities denominated in currencies other than the U.S. dollar is also included in this value.
We use our information management systems to track our AUM, the components of investment returns, and client cash flows, and we believe the information set forth in this report regarding our AUM, investment returns, and client cash flows is accurate in all material respects. We also present information regarding the amount of our AUM and client cash flows sourced through particular investment vehicles, asset classes, and distribution channels. The allocation of AUM and client cash flows sourced through particular distribution channels involves estimates because precise information on the sourcing of assets invested in Artisan Funds or Artisan Global Funds through intermediaries is not available on a complete or timely basis and involves the exercise of judgment because the same assets, in some cases, might fairly be said to have been sourced from more than one distribution channel. We have presented the information on our AUM and client cash flows sourced by distribution channel in the way in which we prepare and use that information in the management of our business. Non-financial data, including information about our investment performance, client cash flows, and AUM sourced by distribution channel are not subject to our internal controls over financial reporting.
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
Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap and investment style. Each strategy is managed by one of the investment teams described below. The following table sets forth total assets under management and certain performance information for our investment teams and strategies as of December 31, 2023.

Investment Team and Strategy	AUM as of December 31, 2023	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2023	Fund Rating(2) as of December 31, 2023
	(in millions)
Growth Team
Global Opportunities	21,232	February 1, 2007	460	«««
Global Discovery	1,490	September 1, 2017	422	««««
U.S. Mid-Cap Growth	12,646	April 1, 1997	476	«««
U.S. Small-Cap Growth	3,178	April 1, 1995	286	««

Global Equity Team
Global Equity	347	April 1, 2010	260	«««
Non-U.S. Growth	13,218	January 1, 1996	438	«««
Non-U.S. Small-Mid Growth	7,151	January 1, 2019	418	«««
China Post-Venture	160	April 1, 2021	366	Not Applicable

U.S. Value Team
Value Equity	4,227	July 1, 2005	176	««««
U.S. Mid-Cap Value	2,818	April 1, 1999	270	««
Value Income	12	March 1, 2022	(468)	Not yet rated

International Value Team
International Value	40,762	July 1, 2002	570	«««««
International Explorer	247	October 1, 2020	773	Not yet rated

Global Value Team
Global Value	25,349	July 1, 2007	298	«««
Select Equity	321	March 1, 2020	(324)	««

Sustainable Emerging Markets Team
Sustainable Emerging Markets	917	July 1, 2006	81	«««

Credit Team
High Income	9,407	April 1, 2014	261	«««««
Credit Opportunities	215	July 1, 2017	1,132	Not Applicable
Floating Rate	61	January 1, 2022	102	Not yet rated

Developing World Team
Developing World	3,453	July 1, 2015	655	«««

Antero Peak Group
Antero Peak	1,897	May 1, 2017	371	««
Antero Peak Hedge	204	November 1, 2017	(175)	Not Applicable

EMsights Capital Group
Global Unconstrained	313	April 1, 2022	630	Not yet rated
Emerging Markets Debt Opportunities	92	May 1, 2022	770	Not yet rated
Emerging Markets Local Opportunities	450	August 1, 2022	293	Not applicable

Total AUM as of December 31, 2023	150,167

(1) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See “Investment Performance and Assets Under Management (AUM) Information Used in this Report” for information regarding the benchmarks used. Value-added for periods less than one year is not annualized.

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

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	24.40%	0.32%	14.37%	11.06%	10.75%
MSCI ACWI® Index	22.20%	5.75%	11.71%	7.92%	6.15%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	22.24%	(0.86)%	15.77%	—%	12.94%
MSCI ACWI® Index	22.20%	5.75%	11.71%	—%	8.72%

U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	25.45%	(3.59)%	14.88%	10.17%	14.31%
Russell Midcap® Index	17.23%	5.92%	12.67%	9.42%	10.13%
Russell Midcap® Growth Index	25.87%	1.31%	13.81%	10.56%	9.55%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	11.38%	(9.84)%	11.12%	9.40%	10.40%
Russell 2000® Index	16.93%	2.22%	9.97%	7.15%	8.84%
Russell 2000® Growth Index	18.66%	(3.50)%	9.22%	7.16%	7.54%

Global Equity Team
Our Global Equity team currently manages four investment strategies: Global Equity, Non-U.S. Growth, Non-U.S. Small-Mid Growth and China Post-Venture.
Mark L. Yockey serves as portfolio manager of the Global Equity and Non-U.S. Growth strategies. Charles-Henri Hamker and Andrew J. Euretig are also portfolio managers of the Global Equity strategy and associate portfolio managers of the Non-U.S. Growth strategy. Rezo Kanovich serves as the sole portfolio manager of the Non-U.S. Small-Mid Growth strategy. Tiffany Hsiao serves as portfolio manager and Yuan Yuan Ji serves as associate portfolio manager of the China Post-Venture strategy.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	13.58%	(0.98)%	10.90%	8.84%	11.16%
MSCI ACWI® Index	22.20%	5.75%	11.71%	7.92%	8.56%

Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	15.53%	1.22%	8.04%	4.62%	9.29%
MSCI EAFE® Index	18.24%	4.02%	8.16%	4.28%	4.91%

Non-U.S. Small-Mid Growth (January 1, 2019)
Average Annual Gross Returns	12.42%	(3.09)%	11.25%	—%	11.25%
MSCI All Country World Index Ex USA Small Mid Cap (Net)	15.79%	0.89%	7.07%	—%	7.07%

China Post-Venture (April 1, 2021)
Average Annual Gross Returns	(4.99)%	—%	—%	—%	(15.54)%
MSCI China SMID Cap Index	(16.48)%	—%	—%	—%	(19.20)%

U.S. Value Team
Our U.S. Value team manages three investment strategies: Value Equity, U.S. Mid-Cap Value and Value Income. Thomas A. Reynolds, Daniel L. Kane and Craig Inman are the portfolio managers for the strategies.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	25.54%	12.77%	15.86%	10.30%	9.42%
Russell 1000® Index	26.53%	8.97%	15.51%	11.80%	9.95%
Russell 1000® Value Index	11.46%	8.86%	10.90%	8.39%	7.66%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	19.35%	10.25%	12.31%	7.51%	12.08%
Russell Midcap® Index	17.23%	5.92%	12.67%	9.42%	9.41%
Russell Midcap® Value Index	12.71%	8.36%	11.15%	8.26%	9.38%

Value Income (March 1, 2022)
Average Annual Gross Returns	12.20%	—%	—%	—%	1.90%
S&P 500 Market Index	26.29%	—%	—%	—%	6.58%

International Value Team
Our International Value team, led by N. David Samra, manages two investment strategies: International Value and International Explorer. Mr. Samra serves as lead portfolio manager of the International Value strategy and managing director of the International Explorer strategy. Ian P. McGonigle serves as co-portfolio manager of the International Value strategy and Benjamin L. Herrick serves as associate portfolio manager. Beini Zhou and Anand Vasagiri serve as co-portfolio managers of the International Explorer strategy.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
International Value (July 1, 2002)
Average Annual Gross Returns	24.19%	11.25%	13.68%	8.05%	11.71%
MSCI EAFE® Index	18.24%	4.02%	8.16%	4.28%	6.01%

International Explorer (October 1, 2020)
Average Annual Gross Returns	22.42%	8.63%	—%	—%	15.65%
MSCI All Country World Index Ex USA Small Cap (Net)	15.66%	1.49%	—%	—%	7.92%

Global Value Team
Our Global Value team, led by Daniel J. O’Keefe, manages two investment strategies. Mr. O’Keefe serves as lead portfolio manager and Michael J. McKinnon serves as portfolio manager of the team’s Global Value and Select Equity strategies.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	28.05%	9.34%	12.04%	8.33%	8.75%
MSCI ACWI® Index	22.20%	5.75%	11.71%	7.92%	5.77%

Select Equity (March 1, 2020)
Average Annual Gross Returns	27.82%	7.89%	—%	—%	11.90%
S&P 500 Index	26.29%	10.00%	—%	—%	15.14%

Sustainable Emerging Markets Team
Our Sustainable Emerging Markets team manages one investment strategy. Maria Negrete-Gruson is the portfolio manager of the Sustainable Emerging Markets strategy.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Sustainable Emerging Markets (July 1, 2006)
Average Annual Gross Returns	18.30%	(4.95)%	5.22%	4.69%	5.08%
MSCI Emerging Markets Index	9.83%	(5.08)%	3.68%	2.66%	4.27%

Credit Team
Our Credit team manages three investment strategies: High Income, Credit Opportunities and Floating Rate. Bryan C. Krug serves as portfolio manager of the High Income and Credit Opportunities strategies and lead portfolio manager of the Floating Rate strategy. Seth B. Yeager also serves as portfolio manager of the Floating Rate strategy. During the fourth quarter of 2023, the Credit team closed on $130 million in commitments for its first closed-end fund designed to capture opportunities in dislocated credit markets.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	16.95%	4.42%	7.78%	—%	6.92%
ICE BofA U.S. High Yield Index	13.46%	2.00%	5.21%	—%	4.31%

Credit Opportunities (July 1, 2017)
Average Annual Gross Returns	27.22%	13.24%	15.52%	—%	13.29%
ICE BofA U.S. Dollar 3-Month Deposit Offered Rate Constant Maturity Index	5.12%	2.15%	2.02%	—%	1.97%

Floating Rate (January 1, 2022)
Average Annual Gross Returns	14.94%	—%	—%	—%	6.78%
Credit Suisse Leveraged Loan Total Return Index	13.04%	—%	—%	—%	5.76%

Developing World Team
Our Developing World team manages one investment strategy. Lewis S. Kaufman is the portfolio manager of the Developing World strategy.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	30.96%	(10.76)%	13.32%	—%	9.60%
MSCI Emerging Markets Index	9.83%	(5.08)%	3.68%	—%	3.05%

Antero Peak Group
Antero Peak Group manages two investment strategies: Antero Peak and Antero Peak Hedge. Christopher P. Smith is the portfolio manager of both strategies.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Antero Peak (May 1, 2017)
Average Annual Gross Returns	17.08%	3.25%	14.05%	—%	16.65%
S&P 500 Index	26.29%	10.00%	15.68%	—%	12.94%

Antero Peak Hedge (November 1, 2017)
Average Annual Gross Returns	13.06%	1.36%	9.59%	—%	10.72%
S&P 500 Index	26.29%	10.00%	15.68%	—%	12.47%

EMsights Capital Group

EMsights Capital Group manages three investment strategies: Emerging Markets Debt Opportunities, Global Unconstrained and Emerging Markets Local Opportunities. Michael A. Cirami and Sarah C. Orvin serve as the portfolio managers of each strategy.

	As of December 31, 2023
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Unconstrained (April 4, 2022)
Average Annual Gross Returns	8.94%	—%	—%	—%	9.97%
ICE BofA 3-month Treasury Bill Index	5.01%	—%	—%	—%	3.67%

Emerging Markets Debt Opportunities (May 1, 2022)
Average Annual Gross Returns	14.52%	—%	—%	—%	13.78%
J.P. Morgan EMB Hard Currency/Local Currency 50-50	11.43%	—%	—%	—%	6.08%

Emerging Markets Local Opportunities (August 1, 2022)
Average Annual Gross Returns	16.16%	—%	—%	—%	14.05%
J.P. Morgan GBI-EM Global Diversified	12.70%	—%	—%	—%	11.12%

Distribution, Investment Products and Client Relationships
The goal of our marketing, distribution and client service efforts is to grow and maintain a client base that is diversified by investment strategy, client type, distribution channel and geographic region. We focus our distribution and marketing efforts on sophisticated investors and asset allocators, including institutions and intermediaries that operate with institutional-like, centralized decision-making processes and longer-term investment horizons. We have designed our distribution strategies and structured our distribution teams to use knowledgeable, seasoned sales and client service professionals in a way intended to limit the time our investment professionals spend on marketing and client service activities. We believe that minimizing other demands allows our portfolio managers and other investment professionals to focus their energies and attention on the investment decision-making process, which we believe enhances the opportunity to achieve superior investment returns.
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional channel also includes AUM sourced from defined contribution plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2023, approximately 35% of our AUM were attributed to clients represented by investment consultants.
As of December 31, 2023, 63% of our AUM were sourced through our institutional channel.
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
As of December 31, 2023, approximately 33% of our AUM were sourced through our intermediary channel.
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
As of December 31, 2023, approximately 4% of our AUM were sourced from investors we categorize as retail investors.

Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and pooled vehicles. As of December 31, 2023, Artisan Funds and Artisan Global Funds accounted for approximately 48% of our total AUM, and approximately 52% of our AUM were managed in separate accounts and other pooled vehicles.
Separate Accounts and Other
We manage traditional separate accounts within most of our investment strategies. As of December 31, 2023, we managed 212 traditional separate accounts spanning 128 client relationships with our largest separate account relationship representing approximately 11% of our AUM. These separate account clients include both institutional and intermediary channel relationships, such as pension and profit sharing plans, corporations, trusts, endowments, foundations, charitable organizations, high net worth individuals, governmental entities, insurance companies, commingled investment vehicles, investment advisers and other financial institutions, trustees of collective investment trusts and investment companies and similar pooled investment vehicles. The fees we charge on separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.
A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts, or CITs. We act as investment adviser to the CITs and earn a management fee for providing this service. As of December 31, 2023, CITs represented approximately 5% of our AUM.
Certain of our investment strategies are primarily offered through Artisan-sponsored unregistered pooled investment vehicles, referred to as Artisan Private Funds. For serving as investment adviser to Artisan Private Funds, we earn a management fee and, for certain funds, are entitled to receive either an allocation of profits or a performance-based fee. As of December 31, 2023, Artisan Private Funds comprised approximately 1% of our AUM.
In our reporting materials, unless otherwise stated, our ‘separate accounts and other’ AUM includes assets we manage in traditional separate accounts, Artisan-branded CITs and Artisan Private Funds. In addition, assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority are also included within the ‘separate accounts and other’ category. As of December 31, 2023, these assets under advisement represented less than 1% of our AUM.
Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. We earn management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds. As of December 31, 2023, Artisan Funds represented approximately 44% of our AUM.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds provides non-U.S. investors with access to a number of our investment strategies in a pooled vehicle structure. We earn investment management fees, which are based on the average daily net assets of each sub-fund and are generally paid monthly, for serving as investment adviser to these funds. As of December 31, 2023, Artisan Global Funds represented approximately 4% of our AUM.
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
Artisan Partners Limited Partnership is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and is a member of the National Futures Association (“NFA”), with respect to its management of certain investment vehicles. The CFTC and NFA each administer a comparable regulatory system covering futures, swaps and other derivative instruments. As the commodity pool operator of these investment vehicles, Artisan Partners claims relief under the Commodity Exchange Act from certain reporting and recordkeeping requirements.
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
Artisan Partners Distributors LLC, our SEC-registered limited purpose broker-dealer subsidiary, is subject to the Exchange Act, the SEC’s rules promulgated thereunder and the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”), which generally relate to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA has the authority to conduct periodic examinations of member broker-dealers, and may initiate administrative proceedings. Artisan Partners Distributors LLC is also subject to the SEC’s Uniform Net Capital Rule and the National Securities Clearing Corporation’s excess net capital requirement, which require that at least a minimum amount of a registered broker-dealer’s assets be kept in relatively liquid form.
The legislative and regulatory environment in the U.S. is subject to continual change. Political and electoral changes and developments have in the past introduced, and may in the future introduce, additional uncertainty. New legal or regulatory requirements often add further complexity to our business and operations, and addressing such new requirements may require substantial expenditures of time and capital. Certain regulatory reforms in the U.S. that have impacted, or may in the future impact, our business include the following items:
•The SEC has recently proposed and/or adopted a number of new rules impacting registered investment advisers (e.g. private fund adviser rules, ESG disclosure rules, cybersecurity risk management and disclosure rules, beneficial ownership rules, service provider oversight requirements, rules on safeguarding client assets and predictive data analytics, and amendments to Form PF) and registered investment companies (e.g. ESG disclosure rules, amendments to the names rule, liquidity risk management and reporting modernization). In addition, the SEC has proposed and/or adopted a number of rules impacting public companies (e.g. new disclosure requirements on topics such as climate change, human capital management and cybersecurity risk governance). These rules impact us and the funds we manage to varying degrees.
•There continues to be an increased focus on the protection of customer and personal privacy and data, and the need to secure sensitive information. We are subject to the California Consumer Privacy Act (CCPA), which took effect in January 2020, and provides for enhanced consumer protections for California residents. Since then, California amended the CCPA by adopting the California Privacy Rights Act, and several additional states have proposed and/or adopted data privacy laws with which we are or may be required to comply.
Non-U.S. Regulation
In addition to the extensive regulation we are subject to in the United States, a number of our subsidiaries and certain of our non-U.S. operations are subject to regulation in non-U.S. jurisdictions. Some laws in non-U.S. jurisdictions are also extra-territorial and may apply to our business.
Artisan Partners UK LLP is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. The FCA imposes a comprehensive system of regulation that is primarily principles-based (compared to the primarily rules-based U.S. regulatory system). The FCA’s rules under this system govern, among other things, capital resources requirements, senior management arrangements, business conduct, interaction with clients, and systems and controls.

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
We have historically operated in Australia on the basis of a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments Commission. This relief is set to expire for foreign financial service providers like us and, as a result, Artisan Partners Limited Partnership or one of its affiliates may need to apply for and obtain a securities license or a new exemption by April 2025.
Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands, and the Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law.
Our business is also subject to the rules and regulations of the countries in which we conduct distribution or investment management activities. We have relationships with clients located outside of the U.S., which are subject to the laws and regulations of the jurisdictions in which the client is domiciled. In addition, 46% of our AUM were invested in securities denominated in currencies other than the U.S. dollar as of December 31, 2023. Our investments in these non-U.S. securities subject us to certain laws and regulations of the jurisdictions in which the issuer resides or is traded. We may also be subject to U.S. laws and regulations with respect to our distribution or investment management activities in non-U.S. markets, including in jurisdictions that may be considered higher risk.
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
•The EU’s Markets in Financial Instruments Directive II regulates the use of soft dollars to pay for research and other soft dollar services. MiFID II’s soft dollar rules do not directly apply to our business because we currently conduct our investment management activities in the U.S. However, in response to MiFID II and the industry-wide changes prompted by it, we have in the past experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear more of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
We may become subject to additional regulatory demands in the future to the extent we expand our business in existing and new jurisdictions. See “Risk Factors—Risks Related to Legal or Regulatory Factors and Taxation—We are subject to extensive, complex and sometimes overlapping laws, rules and regulations.” and “Risk Factors—Risks Related to Legal or Regulatory Factors and Taxation—The regulatory environment in which we operate is subject to continual change, and regulatory developments may adversely affect our business.”
Industry Trends and Competition
The investment management industry continues to evolve as market trends and other forces, including the current regulatory environment, create headwinds for traditional asset management firms.
•Passive and alternative investment options continue to grow organically while traditional actively managed strategies have had net organic outflows over the past five years.
•A number of shifts in the distribution landscape are putting pressure on traditional distribution models. These shifts include:
◦distribution partners becoming more selective and maintaining fewer relationships with investment managers
◦intermediaries capturing a greater share of inflows via proprietary investment solutions
◦client demand for new investment vehicles that may be lower fee or more tax efficient

In response to these and other headwinds, we have continued to build out our alternatives capabilities and increased degrees of investment freedom within our existing investment strategies. We also regularly evaluate potential new investment teams and talent to enhance and expand our investment platform. In addition, we have evolved our distribution structure, incorporating additional associates, re-aligning incentives and providing a robust set of resources, as well as making continued investments to deepen our digital distribution capabilities.
The industry in which we operate is highly competitive. In order to be successful and grow our business, we must be able to compete effectively for AUM. We compete to attract clients and investors principally on the basis of:
•the performance of our investment strategies
•the continuity of our investment and distribution professionals
•the quality of the service we provide to our clients
•the range of investment strategies and vehicles we offer
•our brand recognition and reputation within the investing community
•the fees we charge for the investment management services we provide
We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. For additional information concerning the competitive risks that we face, see “Risk Factors—Competition and Distribution Risks—The investment management industry is intensely competitive.”

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
As of December 31, 2023, we employed 573 associates. Approximately 31% of our associates work within our investment teams, 25% within our distribution teams and 45% within our business management and operations teams. Approximately 93% of our associates operate from our U.S. offices and 7% operate from our offices outside of the U.S. As of December 31, 2023, 41% of our U.S. associates were female and 22% of our U.S. associates self-identified as ethnically diverse.
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

Our Structure
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2023, we owned approximately 86% of Artisan Partners Holdings, and the other 14% was owned by the limited partners of Artisan Partners Holdings.
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

The diagram below depicts our organizational structure as of December 31, 2023:

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 8% of our outstanding Class A common stock as of December 31, 2023.

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
Human Capital Risks
The loss of key investment professionals or senior members of our distribution and management teams could have a material adverse effect on our business.
Our success depends on our ability to attract, retain and motivate, including through competitive compensation packages, the portfolio managers who manage our investment strategies and have been primarily responsible for the historically strong investment performance we have achieved. The departure of a portfolio manager has in the past contributed to clients’ decisions to withdraw funds from an investment strategy and could in the future cause clients to withdraw funds or terminate their relationship with us entirely. Such client cash outflows reduce our AUM, and therefore reduce our investment advisory fees and our net income. The departure of a portfolio manager has in the past and could in the future also cause consultants and intermediaries to stop recommending a strategy for a period of time, and clients to refrain from allocating additional funds to a strategy or delay such additional funds until a sufficient new track record has been established. Although we have not been materially impacted by the departure of a portfolio manager to date, we cannot guarantee that any future impacts from departures would not be material, particularly if the departing portfolio manager is responsible for managing a significant percentage of our AUM that account for a high proportion of our revenues. For example, the International Value team, led by N. David Samra, was responsible for managing $41.0 billion, or 27%, of our AUM as of December 31, 2023. The team generated $302 million, or 31% of our total revenues for the year ended December 31, 2023, representing the largest proportion of our AUM and revenue, managed by a single investment team.
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
Competition for highly-skilled and motivated portfolio managers and other key professionals in the investment management industry is intense, and the market for qualified professionals in our industry is characterized by the frequent movement of portfolio managers and other key professionals among different firms. Any of our key professionals may resign at any time, retire, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to one-year post-employment non-compete obligations, these non-competition provisions are not enforceable in certain jurisdictions or may not be enforceable to their full extent. In addition, we have in the past and may again in the future agree to waive non-competition provisions or other restrictive covenants applicable to former key professionals in light of the circumstances surrounding their relationship with us. We do not carry “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our key professionals.
Changes to our investment environment or compensation structures could cause instability within our investment teams and/or have an adverse effect on the performance of our investment strategies, our financial results and our ability to grow.
Attracting, developing and retaining talented investment professionals is an essential component of our business strategy. To do so, it is critical that we continue to foster an environment and provide opportunities, compensation and benefits that are attractive for existing and prospective investment professionals. If we are unsuccessful in maintaining such an environment or compensation levels or structures, our existing investment professionals may leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
Over our firm’s history we have sought to successfully design and implement compensation structures that align our investment professionals’ economic interests with those of our clients and stockholders. We believe such alignment is important to our long-term growth and that objective, predictable, and transparent compensation structures work best to incentivize investment professionals to perform over the long-term.
With respect to asset-based revenues, we use a single revenue share arrangement across all of our investment teams, pursuant to which each team shares a bonus pool consisting of 25% of the asset-based revenues earned by the strategies managed by the respective team. The revenue share directly links the majority of the investment teams’ cash compensation to long-term growth in revenues, which, over the long-term, we believe is primarily linked to investment performance. The asset-based revenue share is objective, predictable, transparent, and the same for all teams. Each team is also entitled to a share of the performance-based revenues earned by the strategies it manages. In addition to the revenue share arrangement, we also provide supplemental incentive payments to investment professionals in support of new or subscale teams or strategies.
The equity we award to our investment professionals consists of a mix of standard restricted shares which vest pro rata over the five years following the year of grant, and career or franchise shares that generally vest on, or 18 months after, a “qualified retirement” as defined in the applicable award agreement. Franchise shares are further subject to the franchise protection clause, which applies to current or former portfolio managers and founding investment team members. Pursuant to this clause, the number of shares ultimately vesting may be reduced to the extent that cumulative net client cash outflows from the award recipient’s investment team during a period beginning on the date of the recipient’s retirement notice exceeds a set threshold.

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
We regularly assess the effectiveness of our compensation arrangements and long-term incentive structures in aligning the long-term interests of our investment professionals with those of our clients and stockholders and whether different, or modified, arrangements or structures would enhance incentives for long-term growth and succession planning.
The implementation of new or modified compensation arrangements or long-term incentive programs has in the past led to friction within our investment teams. Future modifications to compensation arrangements or long-term incentive programs could cause instability within our investment teams if those modifications were perceived to negatively impact portfolio managers’ economic outcomes or treated teams differently from one another. In addition, any new arrangements or structures could materially impact our financial performance and results (or expectations about our future financial performance and results), reduce the amount of cash available for dividends and distributions to our stockholders and partners, or result in dilution to other stockholders.
Market and Investment Performance Risks
Poor investment performance over the long-term leads to a loss of assets under management which reduces our revenues and negatively impacts our financial condition.
The performance of our investment strategies is critical in retaining existing client assets and in attracting new client assets. Poor performance causes financial intermediaries, advisors and consultants to remove our investment products from recommended lists and can result in lower Morningstar and Lipper ratings and rankings. During periods of long-term poor performance, our clients have in the past withdrawn funds from our investment strategies and, in some cases, have decided to end their relationship with us entirely. In addition, our ability to attract new client assets is adversely affected by prolonged periods of poor performance. A decrease in the value of our AUM as a result of poor performance has in the past, and would in the future, have an adverse impact on our revenues, as nearly all of the investment management fees we earn are based on a specified percentage of clients’ average AUM. Poor performance also adversely affects the portion of our revenues attributed to performance-based fees.
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
Difficult market conditions typically adversely affect our business in many ways, including by reducing our assets under management and causing clients to withdraw funds, each of which reduces our revenues and impacts our financial condition.
Financial markets have experienced, and may continue to experience, volatility and disruption amid continued concerns about elevated inflation, interest rate increases, effects of geopolitical tensions, conflicts, and wars, and other global economic conditions. This continued volatility and uncertainty in global financial markets has impacted the value of our AUM. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM result in corresponding fluctuations in our revenues and earnings. Difficult market conditions have in the past and may in the future cause investors in the mutual funds we advise to redeem their investments in those funds which they can do at any time and without prior notice. Our separate account clients have in the past and may in the future reduce the aggregate amount of AUM with us with minimal or no notice for any reason, including due to declining financial market conditions. In addition, the prices of the securities held in the portfolios we manage have in the past and may in the future decline for any number of reasons beyond our control, including, among others, a declining market, general economic downturn or recession, political uncertainty, inflation rates, natural disasters, war, acts of terrorism, or other unpredictable events.
In connection with the severe market dislocations of 2008 and 2009, for example, the value of our AUM declined substantially. In the period from June 30, 2008 through March 31, 2009, our AUM decreased by approximately 43%, primarily as a result of general market conditions. During the first quarter of 2020, AUM levels decreased by approximately 24% from February 19, 2020 to March 31, 2020, as a result of sharp global equity market declines related to the COVID-19 pandemic. More recently, over the course of 2022, our assets declined by approximately 27%, as persistent inflation and efforts by central banks to combat that inflation through increasing interest rates, and the Russian invasion of Ukraine caused widespread turmoil in global financial markets.
The fees we earn under our investment management agreements are typically based on the market value of our AUM, and to a much lesser extent based directly on investment performance. Difficult market conditions have in the past led, and may again lead, to a decline in our AUM, thereby resulting in a decline in our investment advisory fees. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
Several of our investment strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2023, approximately 57% of our AUM were invested in strategies that primarily invest in securities of non-U.S. companies. Some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 46% of our AUM were invested in securities denominated in currencies other than the U.S. dollar at December 31, 2023. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
Investments in non-U.S. issuers are affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues have in the past and could in the future cause governments to assert their ability to tax the local gains and/or income of foreign investors, which has in the past and could in the future adversely affect clients’ interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets and, as a result, those markets typically have limited liquidity and higher price volatility, and in some cases lack established regulations.
Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country. For example, in response to Russia’s invasion of Ukraine, the U.S. and other countries imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations, which has impacted liquidity of Russian holdings. Our ability to dispose of an investment may be adversely affected if we increase the size of our holdings in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. In addition to our Sustainable Emerging Markets and Developing World strategies, and the strategies managed by the EMsights Capital Group, which invest primarily in emerging markets, several of our other investment strategies are permitted to invest, and do invest, in emerging or less developed markets to a more limited extent.
Competition and Distribution Risks
We may not be able to maintain our current fee rates as a result of poor investment performance, competitive pressures, changes in global markets and asset classes, changes in our business mix or for other reasons, which could have a material adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee rates for any number of reasons, including as a result of poor investment performance, competitive pressures, changes in global markets and asset classes, or as a result of changes in our business mix. Although our investment management fees vary by client, investment strategy and investment vehicle, we historically have been successful in maintaining an attractive overall rate of fee and profit margin due to the strength of our investment performance and our focus on high value-added investment strategies. In recent years, however, there has been a general trend toward lower fees in the investment management industry as a result of competition and regulatory and legal pressures. In order to maintain our fee structure in a competitive environment, we must retain the ability to decline additional assets to manage from potential clients who demand lower fees even though our revenues may be adversely affected in the short term. In addition, we must be able to continue to provide clients with investment returns and service that our clients believe justify our fees.
From time to time we offer lower fees in order to retain current, and attract additional, assets to manage. We also make fee concessions in certain circumstances, for example in order to attract early investors in a new strategy or increase marketing momentum in a strategy. Downward pressure on fees may also result from the growth and evolution of the universe of potential investments in a market or asset class or by transformative pressures impacting the investment management industry, including the continued growth of allocations to passive and alternative investment options. Changes in how clients choose to access asset management services may also exert downward pressure on fees. Some investment consultants, for example, have implemented programs in which the consultant provides a range of services, including selection, in a fiduciary capacity, of asset managers to serve as sub-adviser at lower fee rates than the manager’s otherwise applicable rates, with the expectation of a larger amount of AUM through that consultant. The expansion of those and similar programs could, over time, make it more difficult for us to maintain our fee rates. In addition, from time to time, plan sponsors of 401(k) and other defined contribution assets that we manage choose to invest plan assets in vehicles with lower cost structures than mutual funds (such as a collective investment trust) or may choose to access our services through a separate account. We provide fewer services to collective investment trusts and separate accounts than we provide to Artisan Funds and we receive fees at lower rates.
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
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest intermediary relationships across multiple distribution channels represented approximately 9% and 8% of our total AUM as of December 31, 2023.
Intermediaries through which we distribute our mutual funds may also sell their own funds and technology-enabled investment solutions. Investment products offered by intermediaries may have lower fees and be provided in more tax efficient wrappers, which could limit the distribution of our investment strategies that are offered through more traditional vehicles. Certain intermediaries have reduced the number of investment options they make available to their clients and/or are seeking to reduce the number of investment management firms with whom they work. Any failure to maintain strong business relationships with these intermediaries due to any of the above-described factors would impair our ability to sell our products, which in turn could have a negative effect on our AUM, revenues and net income.
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
We access institutional clients primarily through consultants upon whose referrals our institutional business is highly dependent. These consultants review and evaluate our products and our firm from time to time. As of December 31, 2023, the investment consultant advising the largest portion of our AUM represented approximately 5% of our total AUM. Poor reviews or evaluations of us or a particular strategy may result in client withdrawals or may impair our ability to attract new assets through these consultants.
The investment management industry is intensely competitive.
Competition within the investment management industry is based on a variety of factors, including investment performance, management fee rates, continuity of investment professionals and client relationships, the quality of client service, corporate positioning and business reputation, continuity of distribution arrangements with intermediaries and product mix and offerings. A number of factors, including the following, serve to increase our competitive risks:
•Unlike some of our competitors, we do not currently engage in impact investing, offer passive investment strategies, exchange-traded funds or “solutions” products like target-date funds.
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

Risks Related to our Business
Our efforts to establish and develop new teams, strategies and vehicles may face challenges or ultimately be unsuccessful, which could impact our results of operations, reputation and culture.
We seek to recruit new investment teams that manage high value-added investment strategies and would allow us to grow strategically. We also look to develop new, differentiated strategies managed by our existing teams. We expect the costs associated with establishing a new investment team, strategy or vehicle to initially exceed the revenues generated, which will negatively impact our results of operations. New strategies or vehicles, whether managed by a new team or by an existing team, may make investments or present operational, legal, regulatory, or distribution-related issues and risks that we have not yet encountered or with which we have less experience. The incorporation of new teams, strategies, vehicles and types of investments could strain our resources and increase the likelihood of an error or failure, a risk which is exacerbated by the increasingly specialized nature of newer investment teams and strategies. The establishment of new teams or strategies (in particular, alternative investment teams or strategies) may also cause us to depart from our traditional compensation and economic model, which could reduce our profitability and harm our firm’s culture.
Historical returns of our existing investment strategies will not be indicative of the investment performance of any new strategy and new strategies may have higher performance expectations that are more difficult to meet. Poor performance of any new strategy could negatively impact our reputation and the reputation of our other investment strategies.
We generally support the development of new strategies by making one or more seed investments using capital that would otherwise be available for our general corporate purposes. Making such seed investments exposes us to capital losses and reduces the amount of capital available for other purposes. In addition, the development of new investment teams and strategies requires the support of well-qualified investment, distribution and operational talent, the market for which has been and may continue to be tight. The inability to recruit or retain such personnel may negatively impact our ability to develop investment teams and strategies and may ultimately hinder our growth.
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
Investors in many of the funds we advise can redeem their investments at any time without prior notice or with fairly limited notice, which would reduce our assets under management and could adversely affect our earnings.
Investors in the mutual funds, UCITS funds, and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice. Investors in certain other pooled vehicles may redeem their investments with fairly limited prior notice. These investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. These redemptions would reduce our AUM and adversely affect our revenues.
The majority of our assets under management are managed in primarily long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage more assets in diverse strategies.
19 of our 25 investment strategies, which accounted for over 90% of our AUM as of December 31, 2023, invest primarily in publicly-traded equity securities. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of these strategies is likely to decline. Although certain strategies have the ability to take short positions in equity securities, such investments have not typically been made in practice. In addition, there is no guarantee that such short positions would meaningfully offset the poor performance of our long-only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.
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
Several of our newest investment strategies are primarily offered through private funds, which present operational, regulatory and distribution-related risks that are different than those associated with the mutual funds and traditional separate accounts through which we offer our earlier investment strategies. In the future, we expect to offer new investment strategies in new asset classes through different types of investment vehicles and fund structures which could present different types of operational, regulatory and distribution-related risks with which we have little to no experience. For example, our reputation as a long-only manager of traditional investment products has been an impediment to penetrating new channels and selling our newer alternative investment strategies. Although we continue to build out a team of distribution professionals with deep alternatives experience and strong fundraising networks, we cannot be sure that these changes will have a meaningful impact on selling our alternatives strategies. In general, the complexity of these newer strategies and vehicles could strain our resources and increase the likelihood of real or perceived problems, which could damage our reputation or result in regulatory scrutiny or legal liability.
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
We may, from time to time, strategically manage our exposure to market, interest or exchange rate risks on our own behalf or on behalf of our clients. However, because our clients invest in our investment strategies in order to gain exposure to the portfolio securities of the respective strategies, we have not adopted corporate-level risk management policies to manage market, interest rate, or exchange rate risks that would affect the value of our overall AUM.
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

Risks Related to Legal or Regulatory Factors and Taxation
Failure to properly address conflicts of interest could harm our reputation or cause clients to withdraw funds, each of which could adversely affect our business and results of operations.
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
As we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies when we believe it is in the best interests of our clients even though our AUM and investment advisory fees may be negatively impacted in the short term. Similarly, we may establish new investment teams or strategies or expand operations into other geographic areas if we believe such actions are in the best interests of our clients, even though our profitability may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profitability, which benefits both our clients and stockholders, if clients perceive a change in our investment or operations decisions in favor of a strategy to maximize short term results, they may withdraw funds, which could reduce our revenue and impact our financial condition.
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
We continue to expand our distribution efforts into non-U.S. markets. The number of client relationships outside the U.S. has grown from 54 as of December 31, 2013 to 216 as of December 31, 2023. Costs related to our distribution efforts in non-U.S. markets have often been more expensive than comparable costs in the U.S. and our non-U.S. clients may be accustomed to certain practices that differ from and may conflict with practices that are customary in the U.S. For example, the use of soft dollars for research products and services are generally accepted in the U.S. However, other jurisdictions (for example, the European Union) have requirements that limit or prohibit the use of soft dollars for research products and services. Such conflicting practices add complexity, costs and risk to our non-U.S. client relationships.
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

Regulators in non-U.S. jurisdictions in which we currently operate could change their laws or regulations, or change the way they interpret existing laws and regulations, in a manner that might restrict or otherwise impede our ability to operate in their respective markets. Any such changes could increase the costs we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. For example, in response to Brexit, we established an Irish subsidiary regulated by the Central Bank of Ireland to carry out distribution efforts in the EU. Brexit added complexity to our global operations, imposed additional risks and resulted in additional legal and compliance costs, without an increase in revenues to offset those costs. Despite those increased costs, Brexit did not have a material impact on our business.
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
The industry in which we operate is subject to extensive and complex laws, rules and regulations. We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC, the U.S. Department of Labor, the Financial Industry Regulatory Authority, and the Commodity Futures Trading Commission. Our business is also subject to the laws and regulations of the various countries in which we conduct distribution or investment management activities. For a more extensive discussion of certain laws and regulations to which we are subject, see “Item 1—Business—Regulatory Environment and Compliance” in Part I of this report.
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
A change of control could result in termination of our investment advisory agreements with mutual funds and could trigger consent requirements in our other investment advisory agreements.
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
Operational and Cybersecurity Risks
Operational risks may disrupt our business, result in losses, damage our reputation or limit our growth.
We are heavily dependent on the capacity and reliability of the communications and information technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. As our clients, physical locations and investment teams and strategies increase in number and grow in complexity, and as our employees become increasingly mobile, developing and maintaining the systems supporting our operations becomes increasingly challenging. Moreover, the introduction of new technologies, such as artificial intelligence, presents new challenges and introduces operational and legal risks. Any changes or upgrades to our systems to support increased volumes or complexity of transactions or to otherwise support growth of the business may require significant expenditures and may increase the probability that we will experience operational errors. Operational risks or errors or interruption or failure of our financial, trading, compliance and other data processing systems, whether caused by human error, power or telecommunications failure, cyber-attack, ransomware or viruses, severe weather events, natural disaster, fire, act of terrorism or war, pandemics or other unpredictable events, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business. In addition, since implementing broad remote-work measures during the pandemic, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption, or unavailability that could negatively impact our business operations. The potential for some types of operational risks, including trading errors, may increase in periods of increased volatility, which can magnify the cost of an error. We have back-up systems and a business continuity plan in place, however, these arrangements may not be adequate in the event of a significant interruption or failure of the systems or operations that are critical to our business, however caused. Although we have not suffered material operational errors, including material trading errors, in the past, we may experience such errors in the future, the losses related to which we would absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.
We rely on a number of key vendors for trading, middle- and back-office functions, various fund administration, accounting, custody and transfer agent roles and other operational needs. These key vendors may themselves rely on third party service providers to support their own operations. The failure of any key vendor, or of any service provider to a key vendor, to fulfill its obligations could cause operational issues that could lead to legal liability, regulatory issues, reputational harm and financial losses. Some of the key service providers and vendors upon which we rely operate in a remote or hybrid environment, which subjects both us and third-party service providers and key vendors to risk of operational issues and interruptions as well as to a heightened risk of cyberattacks or other privacy or data security incidents. We and our service providers are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies, and procedures, and which may be harder to monitor in remote working environments. The financial and reputational impact of control failures can be significant. Moreover, as we grow our operations in new geographic regions, the potential for particular types of political, economic or infrastructure instabilities, information, technology or security limitations or breaches, or other country- or region-specific business continuity risks increases.
Any significant limitation, failure or breach of the information security infrastructure, software applications, or other systems that are critical to our operations could disrupt our business, damage our reputation, and result in regulatory penalties or other additional costs to us.
We are heavily reliant upon internal and third party technology systems, networks and applications to view, process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, vendors and other third parties. In addition, in recent years we have increased our use of and reliance on mobile, remote work and cloud technologies. Maintaining the integrity of these systems, networks and technologies is critical to the success of our business operations. We rely on our (and our vendors’) information security and cybersecurity infrastructure, policies, procedures and capabilities to protect these systems, networks and applications and the data that reside on or are transmitted through them.
To date, we have not experienced any known material breaches of or interference with our systems, networks or applications, nor to our knowledge have we been materially impacted by a breach of our vendors’ systems, networks or applications. However, we routinely encounter and address such threats, and the number and frequency of potential threats or security incidents experienced by us or our vendors has increased in recent years due to, among other factors, an increase in the number of security vulnerabilities, more sophisticated and automated attacks, proliferation of cloud-based solutions, increased operations in China and Hong Kong and the increase in remote work. Our experiences with and preparation for cybersecurity and other technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, brand infringements or impersonations, ransomware and unauthorized payment requests.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and other technology risks, we cannot guarantee that our systems, networks and applications, and those of third parties on whom we rely, will not be subject to disruptions, system failures or outages, unauthorized access, ransomware, breaches or other interference. In addition, our third-party service providers and other intermediaries with which we conduct business and transmit data have in the past been, and may in the future be, subject to successful cyberattacks or other data security events, and, despite our service provider oversight processes and practices, we cannot ensure that such third parties have appropriate controls in place to protect the confidentiality of data in the custody of those third parties or to allow them to continue their business operations, including their services to us, in a timely manner.
Cybersecurity and information security events may result in operational disruptions as well as unauthorized access to or the disclosure, corruption or loss of our proprietary information or our clients’ or employees’ information. Any such events may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. Ultimately, such an event may have a material adverse impact on our business, financial condition or results of operations. In addition, required public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if our and our service providers’ technology infrastructure and the confidentiality of sensitive data are successfully protected, we may incur significant expense in connection with our response to any such attacks and the adoption and maintenance of additional security measures. We cannot be certain that future advances in criminal capabilities, the discovery of new vulnerabilities or other developments will not compromise or breach the security measures protecting the networks, systems and applications we use.
Indebtedness Risks
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
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. The agreements also restrict Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if our average AUM for a fiscal quarter falls below $45 billion, Holdings will generally be required to offer to pre-pay the unsecured notes. Failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2023, we believe we are in compliance with all of the covenants set forth in the agreements.
Risks Related to Our Structure
Control by our stockholders committee of approximately 11% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
As of February 19, 2024, our employees to whom we have granted equity (including our employee-partners) held approximately 11% of the combined voting power of our capital stock. These employees have entered into a stockholders agreement pursuant to which they granted an irrevocable voting proxy with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future to a stockholders committee. Any additional shares of our common stock that we issue to our employees will be subject to the stockholders agreement so long as the agreement has not been terminated. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment.
The stockholders committee currently consists of Eric R. Colson (Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members providing the committee with approximately 11% of the aggregate voting power.
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
In addition, because the majority of our pre-IPO owners (including certain members of our board of directors) hold or held a portion of their ownership interests in our business through Holdings, rather than through Artisan Partners Asset Management, these pre-IPO owners may have conflicting interests with holders of our Class A common stock. For example, our pre-IPO owners may have different tax positions from us which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements, and whether and when Artisan Partners Asset Management should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
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
As a holding company, our assets principally consist of our ownership of partnership units of Holdings, deferred tax assets and cash and we have no independent means of generating revenue. Holdings is a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, Holdings’ taxable income is allocated to holders of its partnership units, including us. Accordingly, we incur income taxes on our proportionate share of Holdings’ taxable income and also may incur expenses related to our operations. Under the terms of its amended and restated limited partnership agreement, Holdings is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we are also required to make payments under the TRAs, which will be significant, and we incur other expenses related to the TRAs and our operations. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM realizes in respect of the tax attributes to which the TRAs relate. We also intend to cause Holdings to make distributions in an amount sufficient to allow us to pay our taxes and pay any additional operating expenses. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments when due under the TRAs, such payments will be deferred and will accrue interest from the due date (without extension) until such payments are made.
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
The payment obligation under the TRAs is an obligation of APAM, not Holdings, and we expect that the payments we will be required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the TRAs, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2023; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $553 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $44.18 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2023. Under such scenario we would be required to pay the other parties to the TRAs 85% of such amount, or approximately $507 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the TRAs and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2023, we recorded a $364 million liability, representing amounts payable under the TRAs equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2023, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs.
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
The TRAs provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRAs. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the TRAs that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the TRAs could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRAs. If we were to elect to terminate the TRAs associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2023; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2023, based on a share price of $44.18 per share of Class A common stock and certain other assumptions, we estimate that we would be required to pay approximately $349 million in the aggregate under the TRAs.
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
We are party to a resale and registration rights agreement pursuant to which the shares of our Class A common stock issued upon exchange of limited partnership units, on a one-for-one basis, are eligible for resale. Such shares of Class A common stock may be transferred in accordance with the terms and conditions of the resale and registration rights agreement, which our board of directors may waive or modify at any time.

There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell. As of February 19, 2024, our Class A limited partners owned approximately 4.4 million Class A common units and AIC owned approximately 3.5 million Class D common units.
Our board of directors has modified the limitations on the number of shares of our Class A common stock that our employee-partners are permitted to sell. As of February 19, 2024, our employee-partners owned 2.2 million Class B common units, all of which are now eligible for sale. In addition, approximately 0.8 million Class E common units are eligible for exchange and sale by former employee-partners in 2024.
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
As of February 19, 2024, there were 5,052,404 outstanding unvested restricted share-based awards granted pursuant to the 2013 Omnibus Incentive Compensation Plan, as amended and 250,876 outstanding restricted stock units granted pursuant to the 2013 Non-Employee Director Plan. In addition, in January 2024 our board of directors approved 531,814 restricted share-based awards pursuant to the 2023 Omnibus Incentive Compensation Plan and the 2023 Non-Employee Director Plan. Awards granted under these plans, which consist of a mix of restricted stock units, performance share units and restricted shares of Class A common stock, remain in effect until they have vested or been forfeited in accordance with the terms of the applicable plan and award agreement. Once shares issued pursuant to these plans have vested, they will be able to be sold in the public market.
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
We have obtained liability insurance insuring our directors, officers, members of our stockholders committee and our associates against liability for acts or omissions in their capacities as such, subject to certain exclusions. These obligations may pose substantial risks to our financial condition, if we are not able to maintain our insurance or, even if we are able to maintain our insurance, claims in excess of our coverage could be material. In addition, indemnification obligations and other provisions of our restated certificate of incorporation and the amended and restated partnership agreement of Holdings, may have the effect of reducing the likelihood of derivative litigation against indemnified persons, and may discourage or deter stockholders or management from bringing a lawsuit against such persons, even though such an action, if successful, might otherwise have benefited us and our stockholders.
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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
Information Security Program
Our processes for assessing, identifying and managing material risks from cybersecurity threats, as defined in Item 106(a) of Regulation S-K, are integrated into our overall risk management strategy. We regularly assess the risks inherent in operating our business as well as the effectiveness of our risk management activities. The Artisan Risk and Integrity Committee, which includes members of the Company’s senior leadership team including senior representation from the firm’s operations, distribution, finance, internal audit, investment strategy and legal functions, facilitates our annual enterprise risk assessment process, which uses a top-down approach to identify and prioritize key risks to achieving our purpose and maintaining our business model. We also conduct a bottom-up information and cybersecurity risk assessment on an annual basis, which focuses on the evolving threat landscape, changes in the firm’s operations, changes in regulatory requirements and security incidents. This risk assessment informs the Company’s information security awareness training and testing and assessment program.
We manage risk, including cybersecurity risk, via three distinct lines of defense. As the first line of defense, business managers, including IT managers, are responsible for maintaining effective internal controls and executing risk and control procedures on a day-to-day basis. As the second line of defense, the legal, compliance and information security governance functions provide guidance and training, as well as perform monitoring, testing and surveillance activities relating to compliance with the firm’s policies and procedures, applicable laws and regulations, contractual requirements, ethical standards and industry best practices. As the third line of defense, our internal audit team provides periodic and independent assurance that the firm’s internal controls are implemented and operating effectively.
With respect to cybersecurity risk, we have a dedicated security engineering and operations team, supplemented with security consultants and two managed security service providers, that performs first line responsibilities by identifying security risks, deciding if and how to implement security tools and controls, and implementing and maintaining those tools and controls. This team is led by our Director of Technical Services, who has 32 years of information technology experience, and reports to our Chief Information Officer (CIO), who has 40 years of information technology experience. We also have an information security governance team that is responsible for performing second line responsibilities, including training associates, providing advice to our associates in carrying out their responsibilities consistent with the goals of the security program, assessing whether the program is reasonably designed and operating effectively, and responding to and reporting to stakeholders on the reasonableness and effectiveness of the security program. The information security governance team is led by our Chief Information Security Officer (CISO), who is a Certified Information Systems Auditor (CISA), Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP) and has 37 years of experience in the field of cybersecurity. Our CISO reports directly to our Chief Legal Officer and General Counsel. Together, these teams maintain a robust information security program that utilizes a multi-layered defense-in-depth strategy and is designed to prevent, detect, mitigate and remediate cybersecurity incidents.
Our information security program is subject to periodic internal audits and independent third-party reviews. We use third party security firms for security consulting, including configuration reviews and assessments, as well as performing periodic (no less frequently than annual) penetration tests to evaluate the integrity of our systems. We also conduct monitoring and testing activities, such as phishing simulations.
Our associates receive annual, mandatory information security training, which includes information regarding specific policies and procedures and education on risks such as phishing attacks, social engineering, password management and privacy. New associates receive cybersecurity training as part of their orientation process.
To date, we have not experienced any known material cybersecurity breach or threat that resulted in or is reasonably likely to result in any material loss, or any material impact on our business strategy, results of operations or financial condition.
Oversight of Third-Party Service Providers
We engage many service providers in connection with our business operations. Some of these service providers play a minor role, while others perform services that are critical to our operations. We have a service provider oversight committee that oversees and facilitates the management of third-party relationships that are integral to our investment management activities. The committee maintains a written policy and other guidance that set forth our approach to managing and providing oversight of those third-party service providers in a manner consistent with the level of risk and complexity of the services provided. Our approach to oversight, which includes considerations regarding selection, initial and ongoing due diligence, contracting, ongoing monitoring and oversight and compliance with applicable regulatory and service level expectations, is tailored to each such service provider based on the scope of the services provided. Security assessments of those service providers may include questionnaires, meetings and onsite visits. We also consider contingency plans in the event a key service provider is not able to provide its respective services.
In addition, our internal audit team periodically tests the firm’s management and oversight of certain key third-party service providers, including those overseen by the service provider oversight committee, as well as third parties that support financial reporting.
Governance
Role of Management
Management is responsible for the assessment and management of risk, including cybersecurity risk. The Artisan Risk and Integrity Committee facilitates the annual enterprise risk assessment that identifies and prioritizes the Company’s key risks, including cybersecurity risk. The information security governance team also reports to members of senior management the results of its annual cybersecurity risk assessment.
Cybersecurity risks are managed by and through our information security program, which consists of the activities of teams managed by our CIO (first line of defense) and CISO (second line of defense). In the normal course of business, executive management is informed about the prevention, detection, mitigation and remediation of cybersecurity risks through these established reporting lines and through its oversight of the information security program.
Outside of the normal course of business, in the event a cybersecurity incident occurs, our incident response plan provides guidance in assessing and responding to the incident. The incident response plan establishes mechanisms by which we determine the scope of and potential damage caused by the incident and determine and execute the appropriate response. The plan outlines roles and responsibilities and sets forth escalation points to ensure that appropriate individuals and groups are notified and provided relevant information depending on the type and severity of the incident. Cybersecurity incidents are reported to each of the Company’s Chief Legal Officer, Chief Administrative Officer, and the Chair of the Artisan Risk and Integrity Committee, who oversee the investigation and remain apprised of information regarding the remediation of the incident. This group, based on its assessment of the incident’s potential impact to the Company and its stakeholders, will also make determinations regarding further escalation of the incident to the full senior leadership team. The senior leadership team is kept informed of the investigation and is responsible for making certain decisions throughout the course of the investigation, including whether it is appropriate to report the incident to the Board prior to its next meeting.
Role of the Board of Directors
Our Board is responsible for overseeing management in the execution of its risk management responsibilities, including with respect to cybersecurity risk management. In addition, an overall review of risk is inherent in the Board’s ongoing oversight of our business, long-term strategies and other matters presented to our Board. Our Board exercises its risk oversight responsibilities periodically as part of actions taken and matters reviewed during its meetings and also through the activities of its standing committees. The Board has delegated responsibility for cybersecurity risk oversight to the Audit Committee.
The Audit Committee oversees cybersecurity risk management through the periodic reports it receives from management. On a quarterly basis, management reports on any significant cybersecurity events and trends impacting the Company. Annually, our CIO and CISO report to the Audit Committee on our information security program, including with respect to team updates, key areas of risk and the effectiveness of the program. The Audit Committee also reviews the Company’s cybersecurity insurance program on an annual basis in connection with the program’s renewal and receives periodic reports from our Director of Internal Audit regarding internal audits of our information security program.
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
Eric R. Colson, age 54, has been chief executive officer and a director of Artisan Partners Asset Management since March 2011. Mr. Colson also served as the president of Artisan Partners Asset Management from March 2011 to January 2021 and as chairman of the Company’s board of directors from August 2015 to August 2021. Mr. Colson has served as the chief executive officer of Artisan Partners since January 2010. Prior to January 2010, Mr. Colson served as chief operating officer of investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the firm in January 2005.

Charles J. Daley, Jr., age 61, has been executive vice president, chief financial officer and treasurer of Artisan Partners Asset Management since March 2011. He has served as the chief financial officer of Artisan Partners since August 2010 and has been a managing director since July 2010 when he joined the firm.

Jason A. Gottlieb, age 54, has been president of Artisan Partners Asset Management since January 2021. From February 2017 to January 2021, he served as executive vice president of Artisan Partners Asset Management. Mr. Gottlieb joined Artisan Partners in October 2016 as a managing director and the chief operating officer of investments.

Christopher J. Krein, age 52, has been executive vice president of Artisan Partners Asset Management and Artisan Partners’ head of Global Distribution since January 2020. Prior to becoming head of Global Distribution, Mr. Krein was responsible for institutional marketing and client service for the Artisan Developing World team. Mr. Krein has been a managing director of Artisan Partners since he joined the firm in September 2015.

Eileen L. Kwei, age 45, has been executive vice president and chief administrative officer of Artisan Partners Asset Management since January 2021. From February 2018 to January 2021, Ms. Kwei was responsible for institutional marketing and client service for the Artisan Credit team. Prior to February 2018, Ms. Kwei was a relationship manager for the Artisan Global Equity team. Ms. Kwei joined Artisan Partners in June 2013 and has been a managing director of Artisan Partners since 2018.

Gregory K. Ramirez, age 53, has been executive vice president of Artisan Partners Asset Management since February 2016. From October 2013 to February 2016, he served as senior vice president and from April 2013 to October 2013 as assistant treasurer. Mr. Ramirez is currently head of Vehicle and Investor Operations for Artisan Partners and serves as chair of the Artisan Risk and Integrity Committee. Mr. Ramirez was named a managing director of Artisan Partners in April 2003.

Samuel B. Sellers, age 41, has been executive vice president and chief operating officer of Artisan Partners Asset Management since January 2023. Prior to his current role, Mr. Sellers was head of Investment Operations from January 2021. Previously, he served as deputy general counsel from January 2015 and associate counsel from April 2013.

Laura E. Simpson, age 48, has been executive vice president, chief legal officer and secretary of Artisan Partners Asset Management since October 2023. From January 2023 to October 2023 she served as assistant secretary of Artisan Partners Asset Management. She has served as general counsel of Artisan Partners since October 2022. Prior to then she served as deputy general counsel from January 2015 and associate counsel from April 2011.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. As of February 19, 2024, there were approximately 123 stockholders of record of our Class A common stock, 22 stockholders of record of our Class B common stock, and 25 stockholders of record of our Class C common stock. These figures do not reflect beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units or performance share units. There is no trading market for shares of our Class B common stock or Class C common stock.
Performance Graph
The following graph compares the year-end cumulative total stockholder return of our Class A common stock during the five-year period ended December 31, 2023, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices and the reinvestment of all dividends.

	For the Years Ended December 31,
	2019	2020	2021	2022	2023
Artisan Partners Asset Management Inc.	$166.53	$284.70	$292.39	$200.90	$321.79
S&P 500 Index	$131.49	$155.68	$200.37	$164.08	$207.21
Dow Jones U.S. Asset Managers Index	$126.72	$145.92	$205.19	$160.83	$197.56
The above table is provided pursuant to SEC regulations and the outcomes are impacted significantly by beginning- and end-point stock price, as well as the price at which dividends are reinvested. A stockholder who invested in APAM at its IPO on March 7, 2013, at the IPO price of $30 per share would have experienced a 9% annual total return as of December 31, 2023 if all dividends were retained, compared to a 13% annual total return if all dividends were reinvested.
Dividend Policy
During the first quarter of 2024, our board of directors declared a variable quarterly dividend of $0.68 per share with respect to the fourth quarter of 2023 and a special annual dividend of $0.34 per share. The variable quarterly dividend of $0.68 per share represents approximately 80% of the cash generated in the fourth quarter of 2023. Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards (which we expect will generally approximate 4% of investment management revenues each quarter), with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider paying a special dividend after determining the amount of cash needed for general corporate purposes and investments in growth and strategic initiatives. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.

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
Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, Holdings is unable to make distributions to us as a result of its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution), its compliance with covenants and financial ratios related to indebtedness (including the notes and the revolving credit agreement) and its other agreements with third parties. Our note purchase and revolving credit agreements contain covenants limiting Holdings’ ability to make distributions if a default has occurred and is continuing or would result from such a distribution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources, and Contractual Obligations”.
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
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the consolidated financial statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2023.
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
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in asset classes for sophisticated clients around the world. As of December 31, 2023, our ten autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2023, approximately 76% of our assets under management were managed for clients and investors domiciled in the U.S. and 24% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Business highlights for 2023 included the following:
•We closed on $130 million in commitments for our first closed-end drawdown fund managed by the Credit team.
•We launched two new accounts for the EMsights Capital Group’s investment strategies.
•During 2023, our fixed income strategies, consisting of the strategies managed by the Credit team and EMsights Capital Group, surpassed $10 billion in assets under management, 10 years after the Credit team was established.
•We continued to evolve our distribution structure, resources, and operations to better align our dedicated distribution teams and centralized sales functions across servicing and sales.
Financial highlights for 2023 included the following:
•During the year ended December 31, 2023, our assets under management increased to $150.2 billion, an increase of $22.3 billion, or 17%, compared to $127.9 billion at December 31, 2022, as a result of $27.1 billion of market appreciation, partially offset by $4.1 billion of net client cash outflows, and $0.7 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders.
•Average assets under management for the year ended December 31, 2023 was $139.3 billion, a decrease of 1.6% from the average of $141.5 billion for the year ended December 31, 2022.
•We earned $975.1 million in revenue for the year ended December 31, 2023, a 2% decrease from revenues of $993.3 million for the year ended December 31, 2022.
•Our GAAP operating margin was 31.1% in 2023, compared to 34.6% in 2022. Adjusted operating margin was 31.6% in 2023, compared to 34.3% in 2022.
•We generated $3.19 of earnings per basic and diluted share and $2.89 of adjusted EPS.

•We declared and distributed dividends of $2.66 per share of Class A common stock during 2023.
•We declared, effective January 30, 2024, a quarterly dividend of $0.68 per share of Class A common stock with respect to the December 2023 quarter and a special annual dividend of $0.34 per share, for a total of $2.78 of dividends per share with respect to 2023.
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
Limited partners of Holdings, some of whom are employees, held approximately 14% of the equity interests in Holdings as of December 31, 2023. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the year ended December 31, 2023, certain limited partners of Holdings exchanged 163,345 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 163,345 shares of Class A common stock. In connection with the exchanges, APAM received 163,345 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 85% at December 31, 2022 to 86% at December 31, 2023, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Global market conditions materially affect our financial performance. During the year ended December 31, 2023, global markets experienced meaningful gains, despite significant hurdles, including elevated inflation, high interest rates and the effects of geopolitical tensions, conflicts and wars.
The following table presents the total returns of relevant market indices for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
S&P 500 total returns	26.3%	(18.1)%	28.7%
MSCI All Country World total returns	22.2%	(18.4)%	18.5%
MSCI EAFE total returns	18.2%	(14.5)%	11.3%
Russell Midcap® total returns	17.2%	(17.3)%	22.6%
MSCI Emerging Markets Index	9.8%	(20.1)%	(2.5)%
ICE BofA US High Yield Index	13.5%	(11.2)%	5.4%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2023	2022	2021
	(unaudited; dollars in millions)
Assets under management at period end	$150,167	$127,892	$174,754
Average assets under management (1)	$139,321	$141,516	$171,767
Net client cash flows (2)	$(4,076)	$(9,813)	$1,678
Total revenues	$975	$993	$1,227
Weighted average management fee (3)	69.8 bps	70.2 bps	70.7 bps
Operating margin	31.1%	34.6%	44.0%
Adjusted operating margin (4)	31.6%	34.3%	44.1%
(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders.
(3) We compute our weighted average management fee by dividing annualized investment management fees (which excludes performance fees) by average assets under management for the applicable period. Assets under management within our consolidated investment products, and any investment advisory fees earned thereon, are excluded from our weighted average fee calculations since any such revenues are eliminated upon consolidation.

(4) Adjusted measures are non-GAAP measures and are explained and reconciled to the comparable GAAP measures in “Supplemental Non-GAAP Financial Information” below.
Assets Under Management and Investment Performance
Changes to our operating results from one period to another are primarily caused by changes in the amount of our assets under management. Changes in the relative composition of our assets under management among our investment strategies and vehicles and the effective fee rates on our investment products also impact our operating results.
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

The table below sets forth changes in our total assets under management:

	For the Years Ended December 31,
	2023	2022	2021
	(unaudited; dollars in millions)
Beginning assets under management	$127,892	$174,754	$157,776
Gross client cash inflows	21,395	27,227	33,725
Gross client cash outflows	(25,471)	(37,040)	(32,047)
Net client cash flows	(4,076)	(9,813)	1,678
Artisan Funds’ distributions not reinvested (1)	(684)	(497)	(2,295)
Investment returns and other (2)	27,035	(36,552)	17,595
Ending assets under management	$150,167	$127,892	$174,754
Average assets under management	$139,321	$141,516	$171,767
(1) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(2) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During 2023 our assets under management increased by $22.3 billion due to $27.1 billion of market appreciation, partially offset by $4.1 billion of net client cash outflows and $0.7 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders. For the year, 10 of our 25 investment strategies had net inflows totaling $6.2 billion, which were offset by $10.3 billion of net outflows from the remaining strategies.
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
The unaudited table on the following page sets forth the average annual total returns for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2023. Returns for periods less than one year are not annualized.

	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross of Fees)					Average Annual Value-Added (1) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM) (2)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$21,232	24.40%	0.32%	14.37%	11.06%	10.75%	460
MSCI All Country World Index			22.20%	5.75%	11.71%	7.92%	6.15%
Global Discovery Strategy	9/1/2017	1,490	22.24%	(0.86)%	15.77%	---	12.94%	422
MSCI All Country World Index			22.20%	5.75%	11.71%	---	8.72%
U.S. Mid-Cap Growth Strategy	4/1/1997	12,646	25.45%	(3.59)%	14.88%	10.17%	14.31%	476
Russell® Midcap Index			17.23%	5.92%	12.67%	9.42%	10.13%
Russell® Midcap Growth Index			25.87%	1.31%	13.81%	10.56%	9.55%
U.S. Small-Cap Growth Strategy	4/1/1995	3,178	11.38%	(9.84)%	11.12%	9.40%	10.40%	286
Russell® 2000 Index			16.93%	2.22%	9.97%	7.15%	8.84%
Russell® 2000 Growth Index			18.66%	(3.50)%	9.22%	7.16%	7.54%
Global Equity Team
Global Equity Strategy	4/1/2010	347	13.58%	(0.98)%	10.90%	8.84%	11.16%	260
MSCI All Country World Index			22.20%	5.75%	11.71%	7.92%	8.56%
Non-U.S. Growth Strategy	1/1/1996	13,218	15.53%	1.22%	8.04%	4.62%	9.29%	438
MSCI EAFE Index			18.24%	4.02%	8.16%	4.28%	4.91%
Non-U.S. Small-Mid Growth Strategy	1/1/2019	7,151	12.42%	(3.09)%	11.25%	---	11.25%	418
MSCI All Country World Index Ex USA Small Mid Cap			15.79%	0.89%	7.07%	---	7.07%
China Post-Venture Strategy	4/1/2021	160	(4.99)%	---	---	---	(15.54)%	366
MSCI China SMID Cap Index			(16.48)%	---	---	---	(19.20)%
U.S. Value Team
Value Equity Strategy	7/1/2005	4,227	25.54%	12.77%	15.86%	10.30%	9.42%	176
Russell® 1000 Index			26.53%	8.97%	15.51%	11.80%	9.95%
Russell® 1000 Value Index			11.46%	8.86%	10.90%	8.39%	7.66%
U.S. Mid-Cap Value Strategy	4/1/1999	2,818	19.35%	10.25%	12.31%	7.51%	12.08%	270
Russell® Midcap Index			17.23%	5.92%	12.67%	9.42%	9.41%
Russell® Midcap Value Index			12.71%	8.36%	11.15%	8.26%	9.38%
Value Income Strategy	3/1/2022	12	12.20%	---	---	---	1.90%	(468)
S&P 500 Market Index			26.29%	---	---	---	6.58%
International Value Team
International Value Strategy	7/1/2002	40,762	24.19%	11.25%	13.68%	8.05%	11.71%	570
MSCI EAFE Index			18.24%	4.02%	8.16%	4.28%	6.01%
International Explorer Strategy	10/1/2020	247	22.42%	8.63%	---	---	15.65%	773
MSCI All Country World Index Ex USA Small Cap (Net)			15.66%	1.49%	---	---	7.92%
Global Value Team
Global Value Strategy	7/1/2007	25,349	28.05%	9.34%	12.04%	8.33%	8.75%	298
MSCI All Country World Index			22.20%	5.75%	11.71%	7.92%	5.77%
Select Equity Strategy	3/1/2020	321	27.82%	7.89%	---	---	11.90%	(324)
S&P 500 Market Index			26.29%	10.00%	---	---	15.14%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	917	18.30%	(4.95)%	5.22%	4.69%	5.08%	81
MSCI Emerging Markets Index			9.83%	(5.08)%	3.68%	2.66%	4.27%
Credit Team
High Income Strategy	4/1/2014	9,407	16.95%	4.42%	7.78%	---	6.92%	261
ICE BofA U.S. High Yield Index			13.46%	2.00%	5.21%	---	4.31%
Credit Opportunities Strategy	7/1/2017	215	27.22%	13.24%	15.52%	---	13.29%	1,132
ICE BofA U.S. Dollar 3-Month Deposit Offered Rate Constant Maturity Index			5.12%	2.15%	2.02%	---	1.97%
Floating Rate Strategy	1/1/2022	61	14.94%	---	---	---	6.78%	102
Credit Suisse Leveraged Loan Total Return Index			13.04%	---	---	---	5.76%

Developing World Team
Developing World Strategy	7/1/2015	3,453	30.96%	(10.76)%	13.32%	---	9.60%	655
MSCI Emerging Markets Index			9.83%	(5.08)%	3.68%	---	3.05%
Antero Peak Group
Antero Peak Strategy	5/1/2017	1,897	17.08%	3.25%	14.05%	---	16.65%	371
S&P 500 Market Index			26.29%	10.00%	15.68%	---	12.94%
Antero Peak Hedge Strategy	11/1/2017	204	13.06%	1.36%	9.59%	---	10.72%	(175)
S&P 500 Market Index			26.29%	10.00%	15.68%	---	12.47%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	313	8.94%	---	---	---	9.97%	630
ICE BofA 3-month Treasury Bill Index			5.01%	---	---	---	3.67%
Emerging Markets Debt Opportunities Strategy	5/1/2022	92	14.52%	---	---	---	13.78%	770
J.P. Morgan EMB Hard Currency/Local Currency 50-50 Index			11.43%	---	---	---	6.08%
Emerging Markets Local Opportunities Strategy	8/1/2022	450	16.16%	---	---	---	14.05%	293
J.P. Morgan GBI-EM Global Diversified Index			12.70%	---	---	---	11.12%

Total Assets Under Management		$150,167

(1) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See “Investment Performance and Assets Under Management (AUM) Information Used in this Report” for additional information regarding the benchmarks used.

(2) AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $78 million.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team
Year Ended	Growth	Global Equity	U.S. Value	International Value	Global Value	Sustainable Emerging Markets	Credit	Developing World	Antero Peak Group	EMsights Capital Group	Total
December 31, 2023	(unaudited; in millions)
Beginning assets under management	$33,977	$20,623	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$72	$127,892
Gross client cash inflows	3,730	1,486	452	8,190	2,092	138	3,623	585	342	757	21,395
Gross client cash outflows	(6,570)	(3,822)	(762)	(4,415)	(3,755)	(236)	(2,063)	(1,513)	(2,331)	(4)	(25,471)
Net client cash flows	(2,840)	(2,336)	(310)	3,775	(1,663)	(98)	1,560	(928)	(1,989)	753	(4,076)
Artisan Funds’ distributions not reinvested (1)	(11)	(27)	(36)	(325)	(15)	—	(270)	—	—	—	(684)
Investment returns and other (2)	7,420	2,616	1,315	7,349	5,581	142	1,253	915	414	30	27,035
Ending assets under management	$38,546	$20,876	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$855	$150,167
Average assets under management	$36,541	$20,798	$6,514	$35,990	$23,332	$874	$8,328	$3,512	$3,041	$391	$139,321
December 31, 2022
Beginning assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$—	$174,754
Gross client cash inflows	7,069	3,252	544	7,560	2,759	293	3,021	1,599	1,064	66	27,227
Gross client cash outflows	(8,579)	(8,681)	(1,617)	(6,617)	(4,003)	(226)	(3,033)	(2,998)	(1,286)	—	(37,040)
Net client cash flows	(1,510)	(5,429)	(1,073)	943	(1,244)	67	(12)	(1,399)	(222)	66	(9,813)
Artisan Funds’ distributions not reinvested (1)	(5)	(35)	(47)	(173)	(16)	—	(209)	(7)	(5)	—	(497)
Investment returns and other (2)	(16,942)	(6,911)	(845)	(2,376)	(3,717)	(367)	(796)	(3,230)	(1,374)	6	(36,552)
Ending assets under management	$33,977	$20,623	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$72	$127,892
Average assets under management	$38,565	$24,019	$7,146	$30,406	$23,574	$996	$7,548	$4,872	$4,350	$53	$141,516
December 31, 2021
Beginning assets under management	$52,685	$32,056	$7,149	$24,123	$22,417	$679	$6,338	$8,853	$3,476	$—	$157,776
Gross client cash inflows	7,418	4,384	407	8,121	4,723	499	3,158	3,499	1,516	—	33,725
Gross client cash outflows	(12,528)	(5,313)	(1,189)	(4,057)	(3,809)	(54)	(1,582)	(3,035)	(480)	—	(32,047)
Net client cash flows	(5,110)	(929)	(782)	4,064	914	445	1,576	464	1,036	—	1,678
Artisan Funds’ distributions not reinvested (1)	(302)	(545)	(47)	(701)	(46)	—	(217)	(286)	(151)	—	(2,295)
Investment returns and other (2)	5,161	2,416	1,733	4,330	3,459	49	460	(929)	916	—	17,595
Ending assets under management	$52,434	$32,998	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$—	$174,754
Average assets under management	$53,375	$33,679	$7,835	$28,998	$25,463	$924	$7,576	$9,541	$4,376	$—	$171,767
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

	As of December 31, 2023		As of December 31, 2022		As of December 31, 2021
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)		(unaudited)
Institutional	$94,652	63.0%	$82,456	64.5%	$111,705	63.9%
Intermediary	49,871	33.2%	39,851	31.1%	55,198	31.6%
Retail	5,644	3.8%	5,585	4.4%	7,851	4.5%
Ending Assets Under Management (1)	$150,167	100.0%	$127,892	100.0%	$174,754	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 9% of our total assets under management as of December 31, 2023.

The following tables set forth the changes in our assets under management by vehicle type:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
December 31, 2023	(unaudited; in millions)
Beginning assets under management	$60,811	$67,081	$127,892
Gross client cash inflows	15,138	6,257	21,395
Gross client cash outflows	(15,079)	(10,392)	(25,471)
Net client cash flows	59	(4,135)	(4,076)
Artisan Funds’ distributions not reinvested (2)	(684)	—	(684)
Investment returns and other (3)	12,592	14,443	27,035
Net transfers (4)	(15)	15	—
Ending assets under management	$72,763	$77,404	$150,167
Average assets under management	$67,412	$71,909	$139,321
December 31, 2022
Beginning assets under management	$84,363	$90,391	$174,754
Gross client cash inflows	18,632	8,595	27,227
Gross client cash outflows	(24,552)	(12,488)	(37,040)
Net client cash flows	(5,920)	(3,893)	(9,813)
Artisan Funds’ distributions not reinvested (2)	(497)	—	(497)
Investment returns and other (3)	(16,834)	(19,718)	(36,552)
Net transfers (4)	(301)	301	—
Ending assets under management	$60,811	$67,081	$127,892
Average assets under management	$68,080	$73,436	$141,516
December 31, 2021
Beginning assets under management	$74,746	$83,030	$157,776
Gross client cash inflows	23,957	9,768	33,725
Gross client cash outflows	(18,628)	(13,419)	(32,047)
Net client cash flows	5,329	(3,651)	1,678
Artisan Funds’ distributions not reinvested (2)	(2,295)	—	(2,295)
Investment returns and other (3)	6,984	10,611	17,595
Net transfers (4)	(401)	401	—
Ending assets under management	$84,363	$90,391	$174,754
Average assets under management	$83,533	$88,234	$171,767
(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds. This AUM includes assets we manage in traditional separate accounts, as well as assets we manage in Artisan-branded collective investment trusts and in Artisan Private Funds. As of December 31, 2023, AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $78 million.

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

The following table sets forth our assets under management by asset class:

Year Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
December 31, 2023	(unaudited; in millions)
Beginning assets under management	$116,832	$7,059	$4,001	$127,892
Gross client cash inflows	16,671	4,046	678	21,395
Gross client cash outflows	(21,072)	(2,059)	(2,340)	(25,471)
Net client cash flows (2)	(4,401)	1,987	(1,662)	(4,076)
Artisan Funds' distributions not reinvested (3)	(414)	(270)	—	(684)
Investment returns and other	25,351	1,233	451	27,035
Net transfers (4)	—	—	—	—
Ending assets under management	$137,368	$10,009	$2,790	$150,167
Average assets under management	$127,390	$8,440	$3,491	$139,321
December 31, 2022
Beginning assets under management	$161,083	$8,037	$5,634	$174,754
Gross client cash inflows	23,064	3,038	1,125	27,227
Gross client cash outflows	(32,714)	(3,020)	(1,306)	(37,040)
Net client cash flows (2)	(9,650)	18	(181)	(9,813)
Artisan Funds' distributions not reinvested (3)	(283)	(209)	(5)	(497)
Investment returns and other	(34,318)	(787)	(1,447)	(36,552)
Net transfers (4)	—	—	—	—
Ending assets under management	$116,832	$7,059	$4,001	$127,892
Average assets under management	$129,387	$7,443	$4,686	$141,516
December 31, 2021
Beginning assets under management	$147,962	$6,241	$3,573	$157,776
Gross client cash inflows	28,789	3,146	1,790	33,725
Gross client cash outflows	(29,986)	(1,576)	(485)	(32,047)
Net client cash flows (2)	(1,197)	1,570	1,305	1,678
Artisan Funds' distributions not reinvested (3)	(1,927)	(217)	(151)	(2,295)
Investment returns and other	16,245	443	907	17,595
Net transfers (4)	—	—	—	—
Ending assets under management	$161,083	$8,037	$5,634	$174,754
Average assets under management	$159,698	$7,463	$4,606	$171,767

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

Artisan Funds and Artisan Global Funds
As of December 31, 2023, Artisan Funds comprised $66.5 billion, or 44%, of our assets under management. For the year ended December 31, 2023, fees from Artisan Funds represented $562.8 million, or 58%, of our revenues. Our contractual tiered fee rates for the series of Artisan Funds range from 0.60% to 1.05% of fund assets, depending on the investment strategy, the amount invested and other factors.
As of December 31, 2023, Artisan Global Funds comprised $6.3 billion, or 4%, of our assets under management. For the year ended December 31, 2023, fees from Artisan Global Funds represented $43.5 million, or 4%, of our revenues. Our contractual fee rates for Artisan Global Funds range from 0.50% to 1.85% of assets under management.
The weighted average management fee rate paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.901%, 0.907%, and 0.912%, for the years ended December 31, 2023, 2022 and 2021, respectively.
Separate Accounts and Other
Assets under management within the “separate accounts and other” category consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority. Assets within the “separate accounts and other” category comprised $77.4 billion, or 52%, of our assets under management as of December 31, 2023. For the year ended December 31, 2023, fees from these clients represented $368.8 million, or 38%, of our revenues.
Traditional separate account clients are generally subject to standard fee schedules that vary by investment strategy and, through the application of standard breakpoints, reflect the size of the account and client relationship. The weighted average management fee rate paid by our traditional separate account clients was 0.489%, 0.484%, and 0.484% for the years ended December 31, 2023, 2022 and 2021, respectively. There are a number of exceptions to our standard fee schedules, including exceptions based on the nature of a client relationship and the aggregate value of a client’s assets under our management. In general, our effective rate of fee for a particular client relationship declines as the assets we manage for that client increase, which we believe is typical for the asset management industry.
A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts. We act as investment adviser to the collective investment trusts and earn a management fee for providing this service. The weighted average management fee rate paid by our Artisan-branded collective investment trust clients was 0.665%, 0.714%, and 0.729% for the years ended December 31, 2023, 2022 and 2021, respectively.
Artisan serves as the investment manager and acts as the general partner for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee, and for certain funds is entitled to receive either an allocation of profits or a performance-based fee. The weighted average management fee rate paid by our Artisan Private Funds clients was 0.654%, 0.809%, and 0.786% for the years ended December 31, 2023, 2022 and 2021, respectively.
The weighted average management fee rate paid by clients within the “separate accounts and other” category in the aggregate was 0.508%, 0.512% and 0.513% for the years ended December 31, 2023, 2022 and 2021, respectively.
Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy or investment vehicle, a change in the composition of our assets under management, in particular a shift of assets to strategies or vehicles with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our assets under management could have on our revenues.
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

Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $150.2 billion of assets under management as of December 31, 2023 have performance fee billing arrangements. Performance fees of $4.3 million, $0.6 million, and $13.3 million were recognized in the years ended December 31, 2023, 2022 and 2021, respectively.
The following table sets forth revenues we earned by vehicle type for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Revenues	(in millions)
Management fees
Artisan Funds & Artisan Global Funds	$606.3	$617.0	$761.4
Separate accounts and other	364.5	375.7	452.5
Performance fees	4.3	0.6	13.3
Total revenues	$975.1	$993.3	$1,227.2
Average assets under management for period	$139,321	$141,516	$171,767
Management fees, performance fees and incentive allocations earned from consolidated investment products are eliminated from revenue upon consolidation. For each of the years ended December 31, 2023, 2022 and 2021, approximately 82%, 82%, and 83%, respectively, of our investment advisory fees were earned from clients located in the United States.
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

Fixed compensation costs are comprised primarily of salaries, benefits, and long-term incentive compensation expense. Fixed compensation costs, exclusive of long-term incentive compensation, are expected to rise 4% to 8% in 2024 reflecting merit increases, the absorption of a full year of expense for full time employees hired in 2023, and an expected increase of approximately 5% in full time employees in 2024. The additional full time employees in 2024 will primarily relate to investment and distribution roles to capitalize on our growth strategy.

Certain compensation and benefits expenses are generally higher in the beginning of the year, including employer funded retirement and health care contributions and payroll taxes. We expect these expenses will add approximately $6 million to our expenses in the first quarter of 2024, compared to the fourth quarter of 2023.

We have granted equity awards to our employees that consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata time vesting over 5 years and (2) qualifying retirement (as defined in the award agreements). The 2024 grant also includes a new traditional retirement provision that eliminates the 5-year vesting requirement when career award recipients have a qualified retirement after having met an age plus years of service threshold of 70. Career vesting awards granted to investment team members are generally further subject to the Franchise Protection Clause, which applies to current or future portfolio managers and founding investment team members. The Franchise Protection Clause provides that the total number of awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the award recipient’s investment team during a specified measurement period exceeds a set threshold. Performance share units (“PSUs”) were granted to certain executive officers of the Company in 2020, 2021 and 2022. The number of PSUs that will vest is dependent upon the Company’s adjusted operating margin and total stockholder return relative to a peer group over a three year measurement period. Once determined the extent to which the performance conditions have been met, 50% of the PSUs eligible for vesting will vest, and 50% of the PSUs eligible for vesting will vest upon a qualified retirement. No performance share units were granted in 2023 or 2024.
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
We grant cash-based long-term incentive awards, referred to as franchise capital awards, to certain investment team members in lieu of additional equity awards. Franchise capital awards are subject to the same vesting and forfeiture provisions as the equity awards. Prior to vesting, franchise capital awards are generally allocated to one or more of Artisan’s investment strategies. The underlying investment holdings and franchise capital award liability are marked to market value each quarter. The change in value of the award liability is included in compensation expense. The change in value of the underlying investment holdings is included in non-operating income/(expense).
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
During the first quarter of 2024, the board of directors of APAM approved the grant of long-term incentive awards with a grant date fair value of $59.2 million consisting of $20.8 million of restricted share-based awards and $38.4 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. The grant will be effective March 1, 2024.
Since the IPO and including the grant in the first quarter of 2024, our board of directors has approved equity grants of 12,363,069 restricted share-based awards. Total unrecognized non-cash compensation expense for these awards is $85.2 million. As of the date of this filing, unvested equity awards consist of the following number of shares by vesting condition:

	Service Only	Service & Performance Conditions	Service & Market Conditions	Total
Standard Pro Rata Time Vesting	1,563,630	43,581	43,581	1,650,792
Qualified Retirement	2,962,855	1,479,652	57,002	4,499,509
Total Unvested	4,526,485	1,523,233	100,583	6,150,301
Including the long-term incentive award approved in the first quarter of 2024, total unrecognized long-term incentive compensation expense (including both equity grants and franchise capital awards) is $205.7 million. The 2024 grant includes a traditional retirement acceleration feature. The new provision eliminates the 5-year vesting requirement when career award recipients have a qualified retirement after having met an age plus years of service threshold of 70. All other vesting conditions, including notice periods and clawbacks, remain in effect. Long-term incentive compensation expense in 2024 is expected to increase by $8 to $9 million due to the provision, resulting in approximately $69.0 million of expense for 2024, excluding the impact of investment returns on the franchise capital awards’ underlying investments. Total compensation expense recorded over the vesting term of the awards is not impacted by the retirement acceleration provision.
We expect to continue to make long-term incentive awards each year, though the form and structure of the awards may change as we seek to maximize alignment between our associates and our clients and stockholders. The actual amount of the expense over time will depend primarily on the size of awards made. The size of long-term incentive awards will vary from year to year and will be influenced by our results and other factors. From time to time, we may also make individual long-term incentive grants to people we hire.

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
Total distribution, servicing and marketing fees will increase as we increase our assets under management sourced through intermediaries that charge these fees or similar fees. The amount we pay to intermediaries for distribution and administrative services varies by share class. As assets have transferred from the Investor share class to the Advisor and Institutional share classes, the amount we have paid for distribution, servicing and marketing relative to average AUM in the Artisan Funds has decreased. Consistent with the experience of other investment managers, as the foregoing expenses have decreased, we have seen increased requests from intermediaries for alternative forms of compensation. To date, such alternative forms of compensation have not been material, but they could be over time.
Occupancy
Occupancy expenses include operating leases for facilities, furniture and office equipment, miscellaneous facility related costs and depreciation expense associated with furniture purchases and leasehold improvements. We expect 2024 occupancy expenses to be relatively consistent with 2023.
Communication and technology
Communication and technology expenses include information and data subscriptions, telephone costs, information systems consulting fees, equipment and software maintenance expenses, operating leases for information technology equipment and depreciation and amortization expenses associated with computer hardware and software. Information and data subscriptions represent the costs we pay to obtain investment research and other data we need to operate our business. A portion of these expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. We expect to continue our measured investments in technology to support our investment teams, distribution efforts, and scalable operations. We expect 2024 communication and technology expenses to be relatively consistent with 2023.
On behalf of our clients, we make decisions to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. In response to the Markets in Financial Instruments Directive II and industry changes prompted by it, we have in the past experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
General and Administrative
General and administrative expenses include professional fees, travel and entertainment, certain state and local taxes, directors’ and officers’ liability insurance, director fees, and other miscellaneous expenses we incur in operating our business. We expect travel costs to increase in 2024 as we execute on our investment and distribution growth strategy.
Non-Operating Income (Expense)
Interest Expense
Interest expense primarily relates to the interest we pay on our debt. For a description of the terms of our debt, see “—Liquidity, Capital Resources, and Contractual Obligations”. Interest expense also includes interest on TRA payments, which is incurred between the due date (without extension) for our federal income tax return and the date on which we make TRA payments.

Interest Income on Cash and Cash Equivalents and Other
Interest income on cash and cash equivalents and other includes income earned from investing excess operating cash in various money market funds.
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
Net Investment Gain (Loss) of Nonconsolidated Investment Products
Net investment gain (loss) of nonconsolidated investment products includes realized and unrealized investment gains (losses) related to nonconsolidated investment products and dividends earned on nonconsolidated equity securities.
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

Results of Operations
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

	For the Years Ended December 31,		Period-to-Period
	2023	2022	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$975.1	$993.3	$(18.2)	(2)%
Operating Expenses
Total compensation and benefits	529.4	510.4	19.0	4%
Other operating expenses	142.1	138.8	3.3	2%
Total operating expenses	671.5	649.2	22.3	3%
Total operating income	303.6	344.1	(40.5)	(12)%
Non-operating income (expense)
Interest expense	(8.6)	(9.9)	1.3	13%
Other non-operating income (expense)	88.7	(22.4)	111.1	496%
Total non-operating income (expense)	80.1	(32.3)	112.4	348%
Income before income taxes	383.7	311.8	71.9	23%
Provision for income taxes	71.9	63.4	8.5	13%
Net income before noncontrolling interests	311.8	248.4	63.4	26%
Less: Noncontrolling interests - Artisan Partners Holdings	49.5	49.1	0.4	1%
Less: Noncontrolling interests - consolidated investment products	40.0	(7.5)	47.5	633%
Net income attributable to Artisan Partners Asset Management Inc.	$222.3	$206.8	$15.5	7%
Share Data
Basic earnings per share	$3.19	$2.94
Diluted earnings per share	$3.19	$2.94
Basic weighted average number of common shares outstanding	63,451,932	62,475,960
Diluted weighted average number of common shares outstanding	63,486,479	62,498,509
Revenues
The decrease in revenues of $18.2 million, or 2%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven primarily by a $2.2 billion, or 2%, decrease in our average assets under management, partially offset by a $3.7 million increase in performance fee revenue. The weighted average investment management fee, which excludes performance fees, was 69.8 basis points for the year ended December 31, 2023, compared to 70.2 basis points for the year ended December 31, 2022. The weighted average investment management fee decreased primarily due to a decrease in average management fee rate paid by the Artisan Funds and Artisan Global Funds vehicles from 90.7 basis points for the year ended December 31, 2022 to 90.1 basis points for the year ended December 31, 2023 as a result of a change in mix of AUM amongst our strategies.

The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (2)		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2023	2022	2023	2022
	(dollars in millions)
Investment advisory fees	$368.8	$376.3	$606.3	$617.0
Weighted average management fee (1)	50.8 bps	51.2 bps	90.1 bps	90.7 bps
Percentage of ending AUM	52%	52%	48%	48%
(1) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average assets under management for the applicable period. Assets under management within our consolidated investment products, and any investment advisory fees earned thereon, are excluded from our weighted average fee calculations since any such revenues are eliminated upon consolidation.

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

Operating Expenses
The increase in total operating expenses of $22.3 million, or 3%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, is due to higher fixed compensation and benefits costs, reflecting an increase in the number of full time associates and annual merit increases as well as increases in long-term incentive compensation costs resulting from the market valuation impact on compensation plans, and higher travel expenses.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2023	2022	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$469.9	$458.6	$11.3	2%
Long-term incentive compensation awards	59.5	51.8	7.7	15%
Total compensation and benefits	$529.4	$510.4	$19.0	4%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was driven primarily by a 4% increase in the number of full-time employees.
Long-term incentive compensation award expense increased $7.7 million predominantly as a result of the increase driven by the impact of market valuation changes on franchise capital awards.
Total compensation and benefits was 54% and 51% of our revenues for the years ended December 31, 2023 and 2022, respectively.
Other operating expenses
Other operating expenses increased $3.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increased travel expenses.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Years Ended December 31,		Period-to-Period
	2023	2022	$	%
	(in millions)
Interest expense	$(8.6)	$(9.9)	$1.3	13%
Interest income on cash and cash equivalents and other	6.3	0.3	6.0	2,000%
Net investment gain (loss) of consolidated investment products	62.7	(7.0)	69.7	996%
Net gain (loss) on the tax receivable agreements	0.5	1.0	(0.5)	(50)%
Net investment gain (loss) on nonconsolidated seed investments	2.7	(3.5)	6.2	177%
Net investment gain (loss) on nonconsolidated franchise capital investments	16.5	(13.2)	29.7	225%
Total non-operating income (expense)	$80.1	$(32.3)	$112.4	348%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $105.6 million in the aggregate for the year ended December 31, 2023, compared to the year ended December 31, 2022, predominantly due to market conditions. In addition, the increase in interest income on cash and cash equivalents and other increased $6.0 million due to higher yields. Interest expense decreased $1.3 million as a result of the lower interest rate on the Series F senior note, which replaced the higher interest rate Series C senior note that matured in August 2022.
Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2023 and 2022 was 18.7% and 20.3%, respectively. The decrease in effective tax rate was primarily due to an increase in the non-controlling interest attributable to consolidated investment product gains.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 16% and 17% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the years ended December 31, 2023 and 2022, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2023, compared to the year ended December 31, 2022, as a result of unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the consolidated financial statements in Item 8 of this report for further discussion of earnings per share.

Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

	For the Years Ended December 31,		For the Period-to-Period
	2022	2021	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues	$993.3	$1,227.2	$(233.9)	(19)%
Operating Expenses
Total compensation and benefits	510.4	563.0	(52.6)	(9)%
Other operating expenses	138.8	123.7	15.1	12%
Total operating expenses	649.2	686.7	(37.5)	(5)%
Total operating income	344.1	540.5	(196.4)	(36)%
Non-operating income (expense)
Interest expense	(9.9)	(10.8)	0.9	8%
Other non-operating income	(22.4)	21.9	(44.3)	(202)%
Total non-operating income (expense)	(32.3)	11.1	(43.4)	(391)%
Income before income taxes	311.8	551.6	(239.8)	(43)%
Provision for income taxes	63.4	107.1	(43.7)	(41)%
Net income before noncontrolling interests	248.4	444.5	(196.1)	(44)%
Less: Noncontrolling interests - Artisan Partners Holdings	49.1	96.9	(47.8)	(49)%
Less: Noncontrolling interests - consolidated investment products	(7.5)	11.1	(18.6)	(168)%
Net income attributable to Artisan Partners Asset Management Inc.	$206.8	$336.5	$(129.7)	(39)%
Share Data
Basic earnings per share	$2.94	$5.10
Diluted earnings per share	$2.94	$5.09
Basic weighted average number of common shares outstanding	62,475,960	59,866,790
Diluted weighted average number of common shares outstanding	62,498,509	59,881,039
A detailed discussion of the year-over-year results for the year ended December 31, 2022, compared to the year ended December 31, 2021, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.

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
Net investment gain (loss) of investment products represents the non-operating income (expense) related to the Company’s investments, in both consolidated sponsored investment products and nonconsolidated sponsored investment products, including investments in sponsored investment products held to economically hedge compensation plans. Excluding these non-operating market gains or losses on investments provides greater transparency to evaluate the profitability and efficiency of the underlying operations of the business. Interest income generated on cash and cash equivalents is considered part of normal operations, and therefore, is not excluded from adjusted net income.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2023	2022	2021
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$222.3	$206.8	$336.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	49.5	49.1	96.9
Add back: Provision for income taxes	71.9	63.4	107.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	4.8	(3.8)	0.3
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	(1.0)	(0.4)
Add back: Net investment (gain) loss of investment products attributable to APAM	(38.4)	16.9	(9.3)
Less: Adjusted provision for income taxes	76.5	81.8	131.2
Adjusted net income (Non-GAAP)	$233.1	$249.6	$399.9

Average shares outstanding
Class A common shares	63.4	62.5	59.9
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.7	5.7	5.4
Artisan Partners Holdings units outstanding (noncontrolling interests)	11.5	12.0	14.2
Adjusted shares	80.6	80.2	79.5

Basic earnings per share (GAAP)	$3.19	$2.94	$5.10
Diluted earnings per share (GAAP)	$3.19	$2.94	$5.09
Adjusted net income per adjusted share (Non-GAAP)	$2.89	$3.11	$5.03

Operating income (GAAP)	$303.6	$344.1	$540.5
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	4.8	(3.8)	0.3
Adjusted operating income (Non-GAAP)	$308.4	$340.3	$540.8

Operating margin (GAAP)	31.1%	34.6%	44.0%
Adjusted operating margin (Non-GAAP)	31.6%	34.3%	44.1%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$222.3	$206.8	$336.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	49.5	49.1	96.9
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	4.8	(3.8)	0.3
Add back: Net (gain) loss on the tax receivable agreements	(0.5)	(1.0)	(0.4)
Add back: Net investment (gain) loss of investment products attributable to APAM	(38.4)	16.9	(9.3)
Add back: Interest expense	8.6	9.9	10.8
Add back: Provision for income taxes	71.9	63.4	107.1
Add back: Depreciation and amortization	9.3	7.9	7.0
Adjusted EBITDA (Non-GAAP)	$327.5	$349.2	$548.9

Liquidity, Capital Resources, and Contractual Obligations
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$141.0	$114.8
Accounts receivable	$101.2	$98.6
Seed investments (1)	$150.1	$124.8
Undrawn commitment on revolving credit facility	$100.0	$100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $115.3 million and $67.3 million of investments made related to funded long-term incentive compensation plans as of December 31, 2023 and December 31, 2022, respectively.

We manage our cash balances in order to fund our day-to-day operations. The Company did not have any deposits with financial institutions directly impacted by the regional bank failures that occurred during the year ended December 31, 2023. We continue to mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $118.8 million of our cash and cash equivalents balance was invested in money market funds as of December 31, 2023.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2023, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of December 31, 2023, the balance of all seed investments, including investments in consolidated investment products, was $150.1 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion. We monitor for opportunities to redeem existing seed investments as sufficient scale in those strategies and vehicles is achieved.
During the year ended December 31, 2023, we also made investments of $39.0 million related to our economic hedge of franchise capital awards. As of December 31, 2023, the value of investments held to economically hedge our franchise capital awards was $115.3 million. In the first quarter of 2024, we intend to invest an additional $38.4 million related to our economic hedge of franchise capital awards in connection with the grant that was approved by our Board on January 25, 2024.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth. In October 2023, we committed $16.0 million of capital as a seed investment in the Artisan Dislocation Opportunities Fund LP, a private fund that will call capital contributions and begin investment activity upon the occurrence of a market-based trigger. As of December 31, 2023, the trigger had not occurred and the capital had not yet been called, therefore the committed capital is not recorded in the Consolidated Statements of Financial Condition. The capital commitment terminates if the market trigger does not occur within three years of the October 30, 2023 initial closing date.
On August 16, 2022, Artisan Partners Holdings issued $90.0 million of 3.10% Series F notes pursuant to an agreement executed in December 2021 and used the proceeds to repay the $90.0 million of Series C senior notes that matured on August 16, 2022. In addition, Holdings amended and extended its $100.0 million revolving credit facility for an additional five-year period.
As of December 31, 2023, we have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series D, Series E, and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2023.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2023.
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
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:
•leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2023 was 0.6 to 1.00); and
•interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2023 was 46.0 to 1.00).
Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2023.
See Note 5, “Borrowings”, for further information on our outstanding notes and revolving credit facility.
As of December 31, 2023, we had approximately $133.5 million of future minimum rent commitments under non-cancellable leasing arrangements.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2023	2022
	(in millions)
Holdings Partnership Distributions to Limited Partners	$44.7	$57.2
Holdings Partnership Distributions to APAM	248.3	299.0
Total Holdings Partnership Distributions	$293.0	$356.2
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective January 30, 2024, a distribution of $30.2 million payable by Artisan Partners Holdings on February 21, 2024 to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the years ended December 31, 2023 and 2022:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2023	2022
Quarterly	Common Class A	$2.31	$2.95
Special Annual	Common Class A	$0.35	$0.72
Our board of directors declared, effective January 30, 2024, a variable quarterly dividend of $0.68 per share of Class A common stock with respect to the December quarter of 2023 and a special annual dividend of $0.34. The combined amount, $1.02 per share of Class A common stock, will be paid on February 29, 2024 to stockholders of record as of the close of business on February 15, 2024. The variable quarterly dividend of $0.68 per share represents approximately 80% of the cash generated (as described below) in the December quarter of 2023 and a pro-rata portion of 2023 tax savings related to our tax receivable agreements. The special dividend represents the remainder of undistributed cash generated during the year ended December 31, 2023, less cash reserved for future growth initiatives including seed investments in new investment strategies and vehicles.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $364.0 million liability as of December 31, 2023. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration).
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
In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2023, we made payments totaling $36.0 million, related to the TRAs, including interest. In 2024, we expect to make payments of approximately $37.2 million related to the TRAs.
Cash Flows

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Cash, cash equivalents and restricted cash as of January 1,	$143.3	$200.8	$199.5
Net cash provided by operating activities	253.1	312.6	398.5
Net cash used in investing activities	(38.2)	(63.7)	(27.0)
Net cash used in financing activities	(175.0)	(306.4)	(335.4)
Net impact of deconsolidation of consolidated investment products	(4.7)	—	(34.8)
Cash, cash equivalents and restricted cash as of December 31,	$178.5	$143.3	$200.8
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022
Net cash provided by operating activities decreased $59.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decrease in operating income and changes in working capital. Operating income, excluding share based compensation expense, decreased $48.3 million due to lower average AUM and revenues.
Investing activities consist primarily of the purchase and sale of investment securities, the acquisition of property and equipment and leasehold improvements. Net cash used in investing activities decreased $25.5 million during the year ended December 31, 2023, primarily due to a $14.6 million decrease in net purchases of investment securities, including a $9.6 million decrease in the purchase of investment securities related to the economic hedge of our franchise capital awards. Further, acquisitions of property and equipment and leasehold improvements decreased $10.9 million, primarily related to the completion of build outs of leased space in the year ended December 31, 2022.

Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities decreased $131.4 million during the year ended December 31, 2023, primarily due to a $65.3 million decrease in dividends paid and a $12.5 million decrease in distributions paid to limited partners, each primarily related to the decrease in operating income for the year ended December 31, 2023, driven by the decrease in AUM. Further contributing to the overall decrease in net cash used in financing activities was a $54.7 million net increase in contributions from noncontrolling interests in our consolidated investment products.
During the year ended December 31, 2023, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $4.7 million increase in cash, cash equivalents and restricted cash.

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
The portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our other clients, are invested principally in securities for which market values are readily available, with a portion of each portfolio held in cash or cash-like instruments. With the exception of the assets managed by our Credit team and EMsights Capital Group (which together represented approximately 7.0% of our assets under management at December 31, 2023), the portfolios are invested principally in publicly-traded equity securities.
The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund and UCITS fund clients, including Artisan Funds and Artisan Global Funds, and for Artisan Private Funds, our fees are based on the values of the funds’ assets as determined for purposes of calculating their net asset values. Securities held by Artisan Funds, Artisan Global Funds, and Artisan Private Funds are generally valued at closing market prices, or if closing market prices are not readily available or are not considered reliable, at a fair value determined under procedures established by the fund’s board (fair value pricing). Values of securities determined using fair value pricing are likely to be different than they would be if only closing market prices were used.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2023, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.

Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $364.0 million as of December 31, 2023, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.
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
The value of our assets under management was $150.2 billion as of December 31, 2023. A 10% increase or decrease in the value of our assets under management, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $104.9 million at our current weighted average fee rate of 70 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total assets under management, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts and therefore charge a higher rate of fee, would cause an annualized increase or decrease in our revenues of approximately $135.2 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 90 basis points. If the same 10% increase or decrease in the value of our total assets under management was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $76.3 million at the current weighted average fee rate across all of our separate accounts of 51 basis points.
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
We are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $265.4 million as of December 31, 2023. We invested in certain Artisan Private Funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. In addition, we invested in Artisan investment strategies to hedge our economic exposure to the change in value of our franchise capital awards due to market movements. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $26.5 million at December 31, 2023. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.

Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $150.2 billion as of December 31, 2023. As of December 31, 2023, approximately 57% of our assets under management were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 46% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.
We have not adopted a corporate-level risk management policy to manage exchange rate risk in the assets we manage. Assuming that 46% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $6.9 billion, which would cause an annualized increase or decrease in revenues of approximately $48.2 million at our current weighted average fee rate of 70 basis points.
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
Interest Rate Risk
We generally invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2023, $118.8 million of our available cash was invested in money market funds that invested solely in U.S. Treasuries. Interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2023, there were no borrowings outstanding under the revolving credit agreement.
The credit strategies managed by our Credit and EMsights Capital Group teams, which had $10.5 billion of assets under management as of December 31, 2023, invest in fixed income securities. The values of debt instruments held by these strategies may fall in response to increases in interest rates, which would reduce our revenues. We have considered the potential impact of a 100 basis point movement in market interest rates on the portfolios of the strategies managed by these teams. Based on our analysis, we do not expect that such a change would have a material impact on our revenues or results of operations in the next twelve months.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Artisan Partners Asset Management Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Income Taxes – Deferred Tax Assets and Amounts Payable Under Tax Receivable Agreements

As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $436.5 million at December 31, 2023 while the amount payable under the tax receivable agreements (“TRA”) was $364 million. DTAs are determined by management based upon the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets. The TRAs generally provide for payment of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes or benefits. The cash savings are calculated by comparing the Company’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs. The increase in tax basis, which results in a DTA, as well as the amount and timing of any payments under these agreements, will vary depending on a number of factors, which include the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of the Company’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.

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
February 22, 2024

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	At December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$141,008	$114,832
Accounts receivable	101,169	98,634
Investment securities	150,522	85,415
Prepaid expenses	14,791	15,723
Property and equipment, net	46,638	48,104
Operating lease assets	94,747	101,410
Deferred tax assets	436,529	477,024
Other	5,557	4,330
Assets of consolidated investment products
Cash and cash equivalents	37,459	28,416
Accounts receivable and other	13,343	4,977
Investment assets, at fair value	364,095	255,743
Total assets	$1,405,858	$1,234,608
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$25,509	$24,414
Accrued incentive compensation	52,226	29,762
Operating lease liabilities	113,391	120,847
Borrowings	199,267	199,050
Amounts payable under tax receivable agreements	364,048	398,789
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	38,080	26,358
Investment liabilities, at fair value	9,580	20,751
Total liabilities	$802,101	$819,971
Commitments and contingencies
Redeemable noncontrolling interests	252,406	135,280
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 68,554,078 and 67,982,025 shares outstanding at December 31, 2023 and December 31, 2022, respectively)	685	680
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 2,435,739 and 2,583,884 shares outstanding at December 31, 2023 and December 31, 2022, respectively)	24	26
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,024,947 and 9,040,147 shares outstanding at December 31, 2023 and December 31, 2022, respectively)	90	90
Additional paid-in capital	193,722	171,416
Retained earnings	132,126	93,088
Accumulated other comprehensive income (loss)	(2,496)	(3,079)
Total Artisan Partners Asset Management Inc. stockholders’ equity	324,151	262,221
Noncontrolling interests - Artisan Partners Holdings	27,200	17,136
Total stockholders’ equity	$351,351	$279,357
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,405,858	$1,234,608

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
Revenues	2023	2022	2021
Management fees	$970,812	$992,728	$1,213,924
Performance fees	4,319	557	13,312
Total revenues	$975,131	$993,285	$1,227,236
Operating Expenses
Compensation and benefits	529,395	510,382	563,054
Distribution, servicing and marketing	23,621	24,612	31,719
Occupancy	28,931	28,833	21,942
Communication and technology	51,742	50,257	43,899
General and administrative	37,850	35,104	26,131
Total operating expenses	671,539	649,188	686,745
Total operating income	303,592	344,097	540,491
Non-operating income (expense)
Interest expense	(8,571)	(9,912)	(10,803)
Interest income on cash and cash equivalents and other	6,301	333	559
Net gain on the tax receivable agreements	505	913	358
Net investment gain (loss) of consolidated investment products	62,702	(6,990)	19,748
Net investment gain (loss) of nonconsolidated investment products	19,163	(16,606)	1,197
Total non-operating income (expense)	80,100	(32,262)	11,059
Income before income taxes	383,692	311,835	551,550
Provision for income taxes	71,888	63,450	107,026
Net income before noncontrolling interests	311,804	248,385	444,524
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	49,522	49,123	96,879
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	39,993	(7,493)	11,129
Net income attributable to Artisan Partners Asset Management Inc.	$222,289	$206,755	$336,516

Basic earnings per share	$3.19	$2.94	$5.10
Diluted earnings per share	$3.19	$2.94	$5.09
Basic weighted average number of common shares outstanding	63,451,932	62,475,960	59,866,790
Diluted weighted average number of common shares outstanding	63,486,479	62,498,509	59,881,039
Dividends declared per Class A common share	$2.66	$3.67	$4.23

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income before noncontrolling interests	$311,804	$248,385	$444,524
Other comprehensive income (loss)
Foreign currency translation gain (loss)	957	(2,053)	(319)
Total other comprehensive income (loss)	957	(2,053)	(319)
Comprehensive income	312,761	246,332	444,205
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	49,873	48,839	96,879
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	39,993	(7,493)	11,129
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$222,895	$204,986	$336,197

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2021	$631	$45	$110	$107,738	$72,944	$(991)	$10,565	$191,042	$93,753
Net income	—	—	—	—	336,516	—	96,879	433,395	11,129
Other comprehensive income - foreign currency translation	—	—	—	—	—	(271)	(48)	(319)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP, net of tax	—	—	—	(563)	—	(48)	611	—	—
Amortization of equity-based compensation	—	—	—	32,750	—	—	6,899	39,649	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	9,656	—	—	—	9,656	—
Issuance of Class A common stock, net of issuance costs	10	—	—	46,630	—	—	—	46,640	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	7	—	—	(7)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(7,452)	—	—	(1,791)	(9,245)	—
Exchange of subsidiary equity	22	(6)	(16)	—	—	—	—	—	—
Purchase of equity and subsidiary equity	—	(7)	(3)	(46,918)	—	—	—	(46,928)	—
Capital contributions, net	—	—	—	—	—	—	—	—	73,236
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(67,083)
Distributions	—	—	—	—	—	—	(93,189)	(93,189)	—
Dividends	—	—	—	—	(274,571)	—	(169)	(274,740)	—
Balance at December 31, 2021	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035
Net income	—	—	—	—	206,755	—	49,123	255,878	(7,493)
Other comprehensive income (loss) - foreign currency translation	—	—	—	—	—	(1,736)	(317)	(2,053)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,087)	—	(33)	1,120	—	—
Amortization of equity-based compensation	—	—	—	35,494	—	—	6,038	41,532	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,894	—	—	—	1,894	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(94)	—	—	—	(94)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	8	—	—	(8)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(6,618)	(25)	—	(1,221)	(7,866)	—
Exchange of subsidiary equity	7	(6)	(1)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	41,011
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(9,273)
Distributions	—	—	—	—	—	—	(57,199)	(57,199)	—
Dividends	—	—	—	—	(248,531)	—	(165)	(248,696)	—
Balance at December 31, 2022	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity, continued
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2023	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280
Net income	—	—	—	—	222,289	—	49,522	271,811	39,993
Other comprehensive income (loss) - foreign currency translation	—	—	—	—	—	606	351	957	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,385)	—	(23)	1,408	—	—
Amortization of equity-based compensation	—	—	—	29,074	—	—	4,623	33,697	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	481	—	—	—	481	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(84)	—	—	—	(84)	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(5,775)	—	—	(981)	(6,758)	—
Exchange of subsidiary equity	2	(2)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	95,662
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(18,529)
Distributions	—	—	—	—	—	—	(44,732)	(44,732)	—
Dividends	—	—	—	—	(183,251)	—	(127)	(183,378)	—
Balance at December 31, 2023	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from operating activities	2023	2022	2021
Net income before noncontrolling interests	$311,804	$248,385	$444,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,348	7,797	6,933
Deferred income taxes	42,496	30,156	38,382
Asset impairment	—	1,413	—
Noncash lease expense	(242)	1,865	(1,931)
Net investment (gain) loss on nonconsolidated investment securities	(19,163)	16,606	(2,315)
Net (gain) loss on the tax receivable agreements	(505)	(913)	(358)
Loss on disposal of property and equipment	4	51	4
Amortization of debt issuance costs	442	440	421
Share-based compensation	33,697	41,532	39,649
Net investment (gain) loss of consolidated investment products	(62,702)	6,990	(19,748)
Purchase of investments by consolidated investment products	(406,318)	(335,647)	(252,399)
Proceeds from sale of investments by consolidated investment products	281,640	211,537	196,620
Net change in operating assets and liabilities of consolidated investment products including net investment income	35,094	45,970	(30,804)
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	125	16,622	(15,962)
Prepaid expenses and other assets	(85)	3,348	(3,164)
Accounts payable and accrued expenses	27,393	16,458	(1,301)
Net cash provided by operating activities	253,028	312,610	398,551
Cash flows from investing activities
Acquisition of property and equipment	(2,257)	(6,637)	(2,435)
Leasehold improvements	(6,374)	(12,921)	(3,532)
Proceeds from sale of investment securities	5,947	5,164	12,813
Purchase of investment securities	(35,483)	(49,337)	(33,820)
Net cash used in investing activities	(38,167)	(63,731)	(26,974)

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows (continued)
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from financing activities	2023	2022	2021
Partnership distributions	(44,732)	(57,199)	(93,189)
Dividends paid	(183,378)	(248,696)	(274,740)
Payment of debt issuance costs	—	(543)	—
Proceeds from issuance of notes payable	—	90,000	—
Principal payments on notes payable	—	(90,000)	—
Payments under the tax receivable agreements	(35,757)	(33,109)	(31,250)
Net proceeds from issuance of common stock	—	—	46,928
Payment of costs directly associated with the issuance of Class A common stock	—	—	(244)
Purchase of equity and subsidiary equity	—	—	(46,928)
Taxes paid related to employee net share settlement	(6,758)	(7,866)	(9,246)
Capital contributions to consolidated investment products, net	95,662	41,011	73,236
Net cash used in financing activities	(174,963)	(306,402)	(335,433)
Net increase (decrease) in cash, cash equivalents and restricted cash	39,898	(57,523)	36,144
Net cash impact of deconsolidation of consolidated investment products	(4,679)	—	(34,823)
Cash, cash equivalents and restricted cash
Beginning of period	143,248	200,771	199,450
End of period	$178,467	$143,248	$200,771

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$141,008	$114,832	$189,226
Restricted cash	—	—	629
Cash and cash equivalents of consolidated investment products	37,459	28,416	10,916
Cash, cash equivalents and restricted cash	$178,467	$143,248	$200,771

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$3,462	$9,054	$54,214
Establishment of amounts payable under tax receivable agreements	1,016	6,471	44,209
Increase in investment securities due to deconsolidation of consolidated investment products	19,612	9,970	20,900
Operating lease assets obtained in exchange for operating leases	6,644	32,055	20,830
Settlement of franchise capital liability via transfer of investment securities	3,204	—	—
Cash paid for:
Interest on borrowings	$7,679	$10,299	$10,210
Income tax	30,724	31,571	70,337

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2023, APAM held approximately 86% of the equity ownership interest in Holdings.
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

From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of December 31, 2023, Artisan had a controlling financial interest in one series of Artisan Funds, five sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.

Reclassification
In the year ended December 31, 2023, the Company changed the presentation of “Other net investment gain (loss)” within the Consolidated Statements of Operations to expand its disaggregation of the components comprising this balance. “Other net investment gain (loss)” has been replaced by “Interest income on cash and cash equivalents and other” and “Net investment gain (loss) of nonconsolidated investment products” within the Non-operating income (expense) section of the Consolidated Statements of Operations. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported operating income, non-operating income, net income, or financial position. Management believes the revised presentation is more useful to readers of its financial statements.

Operating segments
Artisan operates in one segment, the investment management industry. Artisan provides investment management services to separate accounts and pooled investment vehicles. Management assesses the financial performance of these vehicles on a combined basis.
Cash and cash equivalents
Artisan defines cash and cash equivalents as money market funds and other highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents are stated at cost, which approximates fair value due to the short-term nature and liquidity of these financial instruments. For disclosure purposes, cash equivalents are categorized as Level 1 in the fair value hierarchy. Cash and cash equivalents are subject to credit risk and were primarily maintained in demand deposit accounts with financial institutions or treasury money market funds. Interest and dividends related to cash and cash equivalents is recorded in interest income on cash and cash equivalents and other in the Consolidated Statements of Operations.
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
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment advisory fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2023, 2022 and 2021.
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
Realized and unrealized gains (losses) on nonconsolidated investment securities are recorded in net investment gain (loss) of nonconsolidated investment products in the Consolidated Statements of Operations. Dividend income from these investments is recognized when earned and is also included in net investment gain (loss) of nonconsolidated investment products.
Property and equipment
Property and equipment are carried at cost, less accumulated depreciation. Depreciation is generally recognized on a straight-line basis over the estimated useful lives of the respective assets or the remaining lease term, whichever is shorter.

The estimated useful lives of property and equipment as of December 31, 2023 are as follows:

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
Restricted cash
Restricted cash represents cash that was restricted as collateral on a standby letter of credit related to a lease obligation.
Cash and cash equivalents of consolidated investment products
Cash and cash equivalents of consolidated investment products consist of highly liquid investments, including money market funds. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Investment assets and liabilities of consolidated investment products
Investment assets and liabilities of consolidated investment products primarily consist of equity securities, fixed income securities, short-term investments, and derivatives. The carrying value of the investment assets and liabilities is also their fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. Equity securities are generally valued based upon closing market prices of the security on the principal exchange on which the security is traded. Fixed income securities include corporate bonds, convertible bonds and bank loans. Fixed income securities are generally valued based on prices provided by independent pricing vendors. Short-term investments are comprised of repurchase agreements and U.S Treasury obligations. Repurchase agreements are valued at cost plus accrued interest and U.S. treasury obligations are valued using the same principles as fixed income securities. Derivative assets and liabilities are generally comprised of put and call swaps on securities or indices and open forward foreign currency contracts. Put and call swaps are valued at the mid price (average of the bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange. Open forward foreign currency contracts are valued using the market spot rate. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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

Distribution, servicing and marketing fees paid by Artisan are presented as an operating expense because Artisan is the principal in its role as the primary obligor related to these services. Expenses incurred were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Expenses incurred with respect to Artisan Funds	$19,746	$20,708	$28,640
Expenses incurred with respect to Artisan Global Funds	935	903	899
Other marketing expenses	2,940	3,001	2,180
Total distribution, servicing and marketing	$23,621	$24,612	$31,719
Accrued fees to intermediaries were $2.6 million and $3.8 million as of December 31, 2023 and 2022, respectively, and are included in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition.
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2023, 2022 and 2021. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Commitments
In October 2023, Artisan launched Artisan Dislocation Opportunities Fund LP, a private fund that calls committed capital from investors and begins investment activities upon achievement of a market-based triggering event. Capital commitments from investors are released after three years if the market-based trigger is not achieved, which it had not been as of December 31, 2023. The Company has committed $16.0 million of capital in conjunction with the launch, predominantly as a seed investment in the fund.
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
Recent accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through requirements for more detailed information about significant segment expenses. The Company is required to adopt the guidance for the year ending December 31, 2024. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance for the year ending December 31, 2025. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of December 31, 2023	As of December 31, 2022
Investments in equity securities	$139,240	$76,156
Investments in equity securities accounted for under the equity method	11,282	9,259
Total investment securities	$150,522	$85,415
Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of December 31, 2023 and December 31, 2022, $107.0 million and $63.3 million, respectively, of Artisan’s investment securities were related to funded long-term incentive compensation plans (excluding investments in consolidated investment products).
Unrealized gain (loss) related to investment securities held on the dates indicated below were as follows:

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Unrealized gain (loss) on investment securities held at the end of the period	$15,664	$(14,799)	$1,602

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

The following provides the hierarchy of inputs used to derive fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2023 and 2022:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Money market funds (1)	$118,768	$—	$118,768	$—	$—
Equity securities	150,522	10,744	139,778	—	—

December 31, 2022
Assets
Money market funds (1)	$3,297	$—	$3,297	$—	$—
Equity securities	85,415	8,835	76,580	—	—
(1) Money market funds are included within cash and cash equivalents on the Consolidated Statements of Financial Condition.
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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of December 31, 2023 and 2022:

	Maturity(1)	Outstanding Balance at December 31, 2023	Outstanding Balance at December 31, 2022	Interest Rate Per Annum
Revolving credit agreement	August 2027	—	—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		$200,000	$200,000
Unamortized debt issuance costs		$(733)	$(950)
Total borrowings		$199,267	$199,050
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $184.4 million as of December 31, 2023. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
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
As of and for the year-ended December 31, 2023, there were no borrowings outstanding under the revolving credit agreement and the interest rate on the unused commitment was 0.15%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of December 31, 2023.
Interest expense incurred on the unsecured notes and revolving credit agreement was $7.8 million, $9.3 million, and $10.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
As of December 31, 2023, Artisan is considered to have a controlling financial interest in one series of Artisan Funds, five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $114.8 million.
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
During the year ended December 31, 2023, the Company determined that it no longer had a controlling financial interest in one series of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s consolidated statements of financial condition. There was no net impact to the consolidated statement of operations for the year ended December 31, 2023. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s 19.6 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of December 31, 2023, Artisan held direct equity investments of $11.3 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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

Short-term investments are comprised of repurchase agreements and U.S. Treasury obligations. Repurchase agreements are valued at cost plus accrued interest and U.S. treasury obligations are valued using the same principles as fixed income securities. Derivative assets and liabilities are generally comprised of put and call options on securities and indices and forward foreign currency contracts. Put and call options are valued at the mid price (average of bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange. Open forward foreign currency contracts are valued using the market spot rate.
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2023 and 2022:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Money market funds	$18,156	$18,156	$—	$—
Equity securities - long position	42,693	40,838	1,855	—
Fixed income instruments - long position	315,183	—	309,110	6,073
Derivative assets	1,004	—	1,004	—
Short-term investments	5,215	—	5,215	—

Liabilities
Fixed income instruments - short position	7,392	—	7,392	—
Derivative liabilities	2,188	843	1,345	—

December 31, 2022
Assets
Money market funds	$25,140	$25,140	$—	$—
Equity securities - long position	32,388	30,179	2,209	—
Fixed income instruments - long position	216,638	—	212,368	4,270
Derivative assets	951	74	877	—
Short-term investments	5,766	—	5,766	—

Liabilities
Equity securities - short position	$256	$256	$—	$—
Fixed income instruments - short position	17,273	—	17,273	—
Derivative liabilities	3,222	2,462	760	—

CIP balances included in the Company's consolidated statements of financial condition were as follows:

	As of December 31, 2023	As of December 31, 2022
Net CIP assets included in the table above	$372,671	$260,132
Net CIP assets (liabilities) not included in the table above	(5,434)	(18,105)
Total Net CIP assets	367,237	242,027
Less: redeemable noncontrolling interests	252,406	135,280
Artisan’s direct equity investment in CIPs	$114,831	$106,747

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2023, APAM held approximately 86% of the equity ownership interests in Holdings.
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM, as applicable) for shares of Class A common stock from time to time (the "Holdings Common Unit Exchanges"). The Holdings Common Unit Exchanges increase APAM's equity ownership interest in Holdings and result in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 11, “Income Taxes and Related Payments”.
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM.
For the years ended December 31, 2023, 2022 and 2021, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2021	63,131,007	15,441,103	78,572,110	80%
Issuance of APAM Restricted Shares, Net (1)	562,289	—	562,289	1%
Delivery of Shares Underlying RSUs (1)	1,074	—	1,074	—%
2021 Follow-On Offering	963,614	(963,614)	—	1%
Holdings Common Unit Exchanges	2,142,292	(2,142,292)	—	2%
Forfeitures from Employee Terminations (1)	(100,404)	—	(100,404)	—%
Balance at December 31, 2021	66,699,872	12,335,197	79,035,069	84%
Issuance of APAM Restricted Shares, Net (1)	588,598	—	588,598	—%
Delivery of Shares Underlying RSUs (1)	1,060	—	1,060	—%
Holdings Common Unit Exchanges	711,166	(711,166)	—	1%
Forfeitures from Employee Terminations (1)	(18,671)	—	(18,671)	—%
Balance at December 31, 2022	67,982,025	11,624,031	79,606,056	85%
Issuance of APAM Restricted Shares, Net (1)	328,415	—	328,415	1%
Delivery of Shares Underlying RSUs (1)	100,043	—	100,043	—%
Holdings Common Unit Exchanges	163,345	(163,345)	—	—%
Forfeitures from Employee Terminations (1)	(19,750)	—	(19,750)	—%
Balance at December 31, 2023	68,554,078	11,460,686	80,014,764	86%
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statements of Financial Condition	For the Years Ended December 31,
	2023	2022
Additional paid-in capital	$(1,385)	$(1,087)
Noncontrolling interests - Artisan Partners Holdings	1,408	1,120
Accumulated other comprehensive income (loss)	(23)	(33)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.2 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of December 31, 2023 and 2022, respectively:

		Outstanding
Common shares	Authorized	December 31, 2023	December 31, 2022	Voting Rights (1)	Economic Rights
Class A, par value $0.01 per share	500,000,000	68,554,078	67,982,025	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	2,435,739	2,583,884	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,024,947	9,040,147	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2023, Artisan’s employees held 5,241,153 restricted shares of Class A common stock and all 2,435,739 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2023, 2022 and 2021:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2023	2022	2021
Quarterly	Common Class A	$2.31	$2.95	$3.92
Special Annual	Common Class A	$0.35	$0.72	$0.31

The following table summarizes APAM’s stock transactions for the years ended December 31, 2023, 2022 and 2021:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2021	78,572,110	63,131,007	4,457,958	10,983,145
2021 Follow-On Offering	—	963,614	(638,614)	(325,000)
Holdings Common Unit Exchanges	—	2,142,292	(612,764)	(1,529,528)
Delivery of Shares Underlying RSUs	1,074	1,074	—	—
Restricted Share Award Grants	740,249	740,249	—	—
Restricted Share Net Share Settlement	(177,960)	(177,960)	—	—
Employee/Partner Terminations	(100,404)	(100,404)	—	—
Balance at December 31, 2021	79,035,069	66,699,872	3,206,580	9,128,617
Holdings Common Unit Exchanges	—	711,166	(622,696)	(88,470)
Delivery of Shares Underlying RSUs	1,060	1,060	—	—
Restricted Share Award Grants	787,372	787,372		—
Restricted Share Net Share Settlement	(198,774)	(198,774)	—	—
Employee/Partner Terminations	(18,671)	(18,671)	—	—
Balance at December 31, 2022	79,606,056	67,982,025	2,583,884	9,040,147
Holdings Common Unit Exchanges	—	163,345	(148,145)	(15,200)
Delivery of Shares Underlying RSUs	100,043	100,043	—	—
Restricted Share Award Grants	515,702	515,702	—	—
Restricted Share Net Share Settlement	(187,287)	(187,287)	—	—
Employee/Partner Terminations	(19,750)	(19,750)	—	—
Balance at December 31, 2023	80,014,764	68,554,078	2,435,739	9,024,947
(1) There were 361,215, 367,392, and 327,713 restricted stock units outstanding at December 31, 2023, 2022, and 2021, respectively. In addition, there were 216,170, 231,170, and 135,230 performance share units outstanding at December 31, 2023, 2022, and 2021, respectively. Based on the current status of the market and performance conditions, the 216,170 unvested performance share units would ultimately result in the issuance of 264,143 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Holdings Partnership Distributions to Limited Partners	$44,732	$57,199	$93,189
Holdings Partnership Distributions to APAM	248,278	299,040	400,191
Total Holdings Partnership Distributions	$293,010	$356,239	$493,380
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Management fees
Artisan Funds	$562,803	$573,924	$712,952
Artisan Global Funds	43,464	43,128	48,498
Separate accounts and other(1)	364,545	375,676	452,474
Performance fees
Separate accounts and other(1)	4,319	557	13,312
Total revenues(2)	$975,131	$993,285	$1,227,236
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

The following table presents the balances of receivables related to contracts with customers:

Customer	December 31, 2023	December 31, 2022
Artisan Funds	$8,251	$5,597
Artisan Global Funds	5,047	4,453
Separate accounts and other	81,441	74,936
Total receivables from contracts with customers	$94,739	$84,986
Non-customer receivables	6,430	13,648
Accounts receivable	$101,169	$98,634
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
Artisan had no other contract assets or liabilities from contracts with customers as of December 31, 2023 and 2022.
Non-customer receivables includes state tax payments on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as investment redemptions that have not yet been collected.
Note 10. Compensation and Benefits
Total compensation and benefits consists of the following:

	For the Years Ended December 31,
	2023	2022	2021
Salaries, incentive compensation and benefits (1)	$469,869	$458,609	$516,931
Franchise capital award compensation expense	27,359	11,769	6,887
Restricted share-based award compensation expense	32,167	40,004	39,236
Long-term incentive compensation expense	59,526	51,773	46,123
Total compensation and benefits	$529,395	$510,382	$563,054
(1) Excluding long-term incentive compensation expense.

Incentive compensation
Cash incentive compensation paid to members of Artisan’s investment teams and members of its distribution team is generally based on formulas that are tied directly to revenues. The majority of this incentive compensation is earned on a quarterly basis and paid in the quarter following the quarter in which it was earned with the exception of fourth quarter incentive compensation, which is earned and paid in the fourth quarter of the year. Cash incentive compensation paid to most other employees is determined based on individual performance and Artisan’s overall results during the applicable year and is generally paid on an annual basis.
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
Career Shares. Career shares are generally subject to both (i) a qualifying retirement (as defined in the award agreement) condition and, (ii) a pro rata five-year service vesting condition.
Franchise Shares. Like career shares, franchise shares are generally subject to both (i) a qualifying retirement condition and (ii) a pro rata five-year service vesting condition. In addition, franchise shares, which are only granted to investment team members, are subject to a Franchise Protection Clause, which provides that the number of shares that ultimately vest depends on whether certain conditions relating to client cash flows are met. If such conditions are not met, compensation cost will be reversed for any shares that do not vest.
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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 6,401,834 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) as of December 31, 2023, which includes 3,945,902 shares registered in the year ended December 31, 2023.
During the year ended December 31, 2023, Artisan granted 515,702 restricted stock awards and 1,684 restricted stock units of Class A common stock to employees of the Company. Total compensation expense associated with the 2023 grant is expected to be approximately $18.1 million.

The following tables summarize the restricted share-based award activity for the years ended December 31, 2023, 2022 and 2021:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2021	$35.09	5,293,642
Granted	52.93	741,555
Forfeited	29.99	(101,001)
Vested	31.51	(688,802)
Unvested at January 1, 2022	$38.18	5,245,394
Granted	41.86	788,703
Forfeited	40.11	(18,671)
Vested	34.85	(619,083)
Unvested at January 1, 2023	$39.09	5,396,343
Granted	34.99	517,386
Forfeited	42.95	(19,750)
Vested	37.55	(542,487)
Unvested at December 31, 2023	$38.84	5,351,492

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2021	$52.45	60,000
Granted	68.58	75,230
Forfeited	—	—
Vested	—	—
Unvested at January 1, 2022	$61.42	135,230
Granted	53.50	95,940
Forfeited	—	—
Vested	—	—
Unvested at January 1, 2023	$58.13	231,170
Granted	—	—
Forfeited	—	—
Vested (1)	34.97	(15,000)
Unvested at December 31, 2023	$54.89	216,170
(1) During the year ended December 31, 2023, the 60,000 PSUs granted in 2020 met the requisite three-year performance conditions, resulting in the potential vesting of 150% of the PSUs, or 90,000 shares of Class A common stock. 45,000 shares of Class A common stock were promptly delivered at that time, while the remaining 45,000 PSUs remain subject to the qualified retirement vesting condition.

Based on the current status of the market and performance conditions, the 216,170 unvested performance share units would ultimately result in the issuance of 264,143 shares of Class A common stock if all other vesting conditions were met.
The aggregate vesting date fair value of awards that vested during the years ended December 31, 2023, 2022 and 2021 was approximately $21.2 million, $24.4 million, and $35.8 million, respectively. The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of December 31, 2023 was $61.1 million with a weighted average recognition period of 3.0 years remaining. The unrecognized compensation expense for the unvested performance share units as of December 31, 2023 was $3.3 million with a weighted average recognition period of 1.9 years remaining.
During the years ended December 31, 2023 and 2022, the Company withheld a total of 187,287 and 198,774 restricted shares, respectively, and paid $6.8 million and $7.9 million, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

Long-term cash awards (franchise capital awards)
During the years ended December 31, 2023 and 2022, Artisan granted $39.0 million and $48.6 million, respectively, of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies in which the awards are invested. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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

		For the Years Ended December 31,
Statement of Operations Section	Statement of Operations Line Item	2023	2022	2021
Operating expense (benefit)	Compensation and benefits	$4,775	$(3,391)	$520
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	16,543	(13,198)	2,717
The franchise capital award liability was $33.0 million and $14.5 million as of December 31, 2023 and 2022, respectively, and is included in accrued incentive compensation in the consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of December 31, 2023 was $82.1 million with a weighted average recognition period of 3.6 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
Current:	2023	2022	2021
Federal	$21,776	$25,903	$53,131
State and local	6,580	6,870	14,990
Foreign	1,036	521	523
Total	29,392	33,294	68,644
Deferred:
Federal	36,128	25,670	32,655
State and local	6,368	4,486	5,727
Total	42,496	30,156	38,382
Income tax expense	$71,888	$63,450	$107,026

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax effect	3.4	3.7	3.5
Excess tax benefits on share-based compensation	(0.9)	(1.7)	(1.4)
Rate benefit from the flow through entity	(4.9)	(2.8)	(4.1)
Unrecognized tax benefits	—	(0.1)	—
Other	0.1	0.2	0.4
Effective tax rate	18.7%	20.3%	19.4%
The effective tax rate includes a rate benefit attributable to the fact that, for the years ended December 31, 2023, 2022 and 2021, approximately 16%, 17% and 19%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards.
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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2023 and 2022 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under Tax Receivable Agreements
December 31, 2021	$459,893	$425,427
2022 Holdings Common Unit Exchanges	8,687	7,384
Amortization	(42,122)	—
Payments under TRAs (1)	—	(33,109)
Change in estimate	10	(913)
December 31, 2022	$426,468	$398,789
2023 Holdings Common Unit Exchanges	1,789	1,521
Amortization	(43,832)	—
Payments under TRAs (1)	—	(35,757)
Change in estimate	(2)	(505)
December 31, 2023	$384,423	$364,048
(1) Interest payments of $0.2 million and $0.1 million were paid in addition to these TRA payments for the years ended December 31, 2023 and 2022, respectively.

Net deferred tax assets comprise the following:

Deferred tax assets:	As of December 31, 2023	As of December 31, 2022
Amortizable basis (1)	$384,423	$426,468
Other (2)	52,106	50,556
Total deferred tax assets	436,529	477,024
Less: valuation allowance (3)	—	—
Net deferred tax assets	$436,529	$477,024
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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The change in the Company’s gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$147	$1,085	$1,085
Additions for tax positions of prior years	—	117	—
Reductions for tax positions of prior years	—	(476)	—
Tax positions related to the current year	26	30	—
Settlements with taxing authorities	—	(609)	—
Expirations of statute of limitations	—	—	—
Balance at end of year	$173	$147	$1,085
If recognized, $0.2 million and $0.1 million of the benefits (expense) recorded as of December 31, 2023 and 2022, respectively, would favorably (unfavorably) impact the effective tax rate in future periods. The total amount of unrecognized tax benefits is currently not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was less than $0.1 million as of December 31, 2023 and 2022, and is excluded from the unrecognized tax benefits total above. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company's Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2023, U.S. federal income tax returns filed for the years 2020 through 2022 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2019 to 2022.

Note 12. Earnings Per Share
The computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
Basic and Diluted Earnings Per Share	2023	2022	2021
Numerator:
Net income attributable to APAM	$222,289	$206,755	$336,516
Less: Allocation to participating securities	19,880	22,801	31,430
Net income available to common stockholders	$202,409	$183,954	$305,086
Denominator:
Basic weighted average shares outstanding	63,451,932	62,475,960	59,866,790
Dilutive effect of nonparticipating equity awards	34,547	22,549	14,249
Diluted weighted average shares outstanding	63,486,479	62,498,509	59,881,039
Earnings per share - Basic	$3.19	$2.94	$5.10
Earnings per share - Diluted	$3.19	$2.94	$5.09
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

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Years Ended December 31,
Anti-Dilutive Weighted Average Shares Outstanding	2023	2022	2021
Holdings limited partnership units	11,505,766	12,022,633	14,167,538
Unvested restricted share-based awards	5,572,690	5,601,756	5,410,221
Total	17,078,456	17,624,389	19,577,759
Note 13. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2023, 2022 and 2021 were $11.0 million, $9.7 million and $8.4 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.
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
Expense related to the Phantom Equity Plan for the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $0.7 million and $1.6 million, respectively, and is included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2023 and 2022 for the plan was $1.7 million and $0.8 million, respectively.
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

Note 15. Property and Equipment
The composition of property and equipment at December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
Computers and equipment	$4,301	$6,132
Computer software	7,412	6,740
Furniture and fixtures	15,352	14,785
Leasehold improvements	71,444	66,304
Total cost	$98,509	$93,961
Less: Accumulated depreciation	(51,871)	(45,857)
Property and equipment, net of accumulated depreciation	$46,638	$48,104
Depreciation expense totaled $9.3 million, $7.7 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 16. Leases
Operating lease expense was as follows:

		For the Years Ended December 31,
Lease Type	Classification	2023	2022	2021
Parking leases	Compensation and benefits	$393	$398	$518
Office leases (1)	Occupancy	18,046	18,979	14,463
Variable lease cost (2)	Occupancy	935	351	110
Short-term lease cost (2)	Occupancy	469	710	455
Sublease income	Occupancy	—	(133)	(267)
Office equipment leases	Communication and technology	67	134	247
Total operating lease expense		$19,910	$20,439	$15,526
(1) Office lease expense includes an impairment charge of $1.4 million for the year ended December 31, 2022 related to the abandonment of leased office space.
(2) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
During the year ended December 31, 2022, the Company recognized asset impairment loss of $1.4 million related to the abandonment of a leased office location. The loss is recorded in occupancy expense based on the present value of expected future cash flows.
The table below presents the maturity of operating lease liabilities:

As of December 31, 2023
2024	$18,995
2025	19,342
2026	18,896
2027	17,468
2028	16,410
Thereafter	42,378
Total undiscounted lease payments	133,489
Adjustment to discount to present value	(20,098)
Operating lease liabilities	$113,391
As of December 31, 2023, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Weighted average discount rate	4.1%	4.1%	4.4%
Weighted average remaining lease term	8.4 years	9.0 years	8.3 years
Operating cash flows for operating leases	19,668	16,393	16,821

Note 17. Related Party Transactions
Several of the current executive officers and directors of APAM, or entities associated with those individuals, are or were limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and these persons are considered to be related party transactions.
Holdings makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions to the limited partners. At December 31, 2023 and 2022, accounts receivables included $0.2 million and $6.5 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
Artisan Funds	2023	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$564,413	$575,286	$713,595
Elimination of fees from consolidated investment products (1)	(338)	(217)	(8)
Consolidated investment advisory fees (Gross of expense reimbursements)	$564,075	$575,069	$713,587

Expense reimbursements	$1,788	$1,515	$676
Elimination of expense reimbursements from consolidated investment products (1)	(516)	(370)	(41)
Consolidated expense reimbursements	$1,272	$1,145	$635
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Global Funds	2023	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$43,868	$43,326	$48,622
Elimination of fees from consolidated investment products (1)	(402)	(164)	(75)
Consolidated investment advisory fees (Gross of expense reimbursements)	$43,466	$43,162	$48,547

Expense reimbursements	$477	$424	$489
Elimination of expense reimbursements from consolidated investment products (1)	(475)	(390)	(440)
Consolidated expense reimbursements	$2	$34	$49
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
Artisan and certain related parties, including employees, officers and members of the board of directors of APAM have invested in one or more of the Artisan Private Funds and, for certain of those investments, do not pay a management fee, performance fee or incentive allocation.
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Private Funds	2023	2022	2021
Investment advisory fees (Gross of expense reimbursements)	$13,863	$15,025	$14,519
Elimination of fees from consolidated investment products (1)	(3,063)	(583)	(1,246)
Consolidated investment advisory fees (Gross of expense reimbursements)	$10,800	$14,442	$13,273

Expense reimbursements	$278	$286	$281
Elimination of expense reimbursements from consolidated investment products (1)	(119)	(132)	(154)
Consolidated expense reimbursements	$159	$154	$127
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 18. Geographic Information
Artisan generates a portion of its revenues from clients domiciled in countries outside the United States. Revenues by geographic location based on client domicile for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
U.S.	$794,847	$812,390	$1,021,595
Non-U.S.	180,284	180,895	205,641
Total revenues	$975,131	$993,285	$1,227,236

The following table sets forth Artisan’s long-lived assets by geographic area, which consist of net property and equipment and operating lease assets:

	As of December 31,
	2023	2022
U.S.	$132,810	$146,816
Non-U.S.	8,575	2,698
Total long-lived assets	$141,385	$149,514

Note 19. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.

Note 20. Subsequent Events
Long-term incentive awards
During the first quarter of 2024, the board of directors of APAM approved the grant of long-term incentive awards with a grant date fair value of $59.2 million consisting of $20.8 million of restricted share-based awards and $38.4 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. The grant will be effective March 1, 2024. Compensation expense associated with these awards will be recognized on a straight-line basis over the requisite service period, which is generally three or five years. Expense for the franchise capital (cash based) awards will be variable based on the investment returns of the investment strategies to which the awards are allocated.
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective January 30, 2024, a distribution by Artisan Partners Holdings of $30.2 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective January 30, 2024, a quarterly dividend of $0.68 per share of Class A common stock and a special annual dividend of $0.34 per share of Class A common stock. Both APAM common stock dividends, a total of $1.02 per share, are payable on February 29, 2024 to stockholders of record as of February 15, 2024.
Holdings unit exchanges
On January 8, 2024 and February 7, 2024, limited partners of Artisan Partners Holdings exchanged 350,000 common units and 215,424 common units, for 350,000 Class A common shares and 215,424 Class A common shares, respectively. The exchanges increased APAM’s equity ownership interest in Holdings and together resulted in a $7.6 million increase in deferred tax assets and a $6.4 million increase in amounts payable under the tax receivable agreements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act), during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth below) will be set forth in our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 (the “Proxy Statement”), under the sections titled “Proposal 1: Election of Directors” and “Board Composition and Leadership – Committees of the Board” and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Proxy Statement, under the section titled “Ratification of the Appointment of PricewaterhouseCoopers LLP for the Fiscal Year Ending December 31, 2024,” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.	10-K	001-35826	2.1	February 25, 2016
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.	10-K	001-35826	3.1	February 25, 2016
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.	10-K	001-35826	3.2	February 25, 2016
4.1	Description of the Registrant's Securities	10-K	001-35826	4.1	February 18, 2020
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP	10-K	001-35826	10.1	February 25, 2016
10.2	Amended and Restated Resale and Registration Rights Agreement	10-K	001-35826	10.2	February 25, 2016
10.3	Exchange Agreement	10-K	001-35826	10.3	February 25, 2016
10.4	Tax Receivable Agreement (Merger)	10-K	001-35826	10.4	February 25, 2016
10.5	First Amendment to Tax Receivable Agreement (Merger)					X
10.6	Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.5	February 25, 2016
10.7	First Amendment to Tax Receivable Agreement (Exchanges)					X
10.8	Stockholders Agreement	10-K	001-35826	10.6	February 25, 2016
10.9	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement	10-K	001-35826	10.12	February 25, 2016
10.10	Form of Indemnification Agreement	10-K	001-35826	10.14	February 25, 2016
10.11	Form of Indemnification Priority Agreement	10-K	001-35826	10.15	February 25, 2016
10.12	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.	10-K	001-35826	10.26	February 27, 2023
10.13	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.9	February 25, 2016
10.14	Amendment No. 1 to Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.8	February 27 2023
10.15	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (1)	10-K	001-35826	10.10	February 25, 2016
10.16	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 25, 2016
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	10-K	001-35826	10.13	February 20, 2019
10.18	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	10-K	001-35826	10.14	February 20, 2019
10.19	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Restricted Share Award Agreement (1)	10-K	001-35826	10.15	February 20, 2019

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.20	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Career Share Award Agreement (1)	10-K	001-35826	10.16	February 20, 2019
10.21	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement (1)	10-K	001-35826	10.17	February 20, 2019
10.22	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 18, 2020
10.23	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 26, 2021 (1)	10-K	001-35826	10.19	February 23, 2021
10.24	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 25, 2022 (1)	10-K	001-35826	10.20	February 22, 2022
10.25	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting (1)	10-K	001-35826	10.20	February 23, 2021
10.26	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (PMs and Founders) (1)	10-K	001-35826	10.22	February 22, 2022
10.27	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (Non-PM) (1)	10-K	001-35826	10.23	February 22, 2022
10.28	Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (1)	8-K	001-35826	10.1	June 1, 2023
10.29	Artisan Partners Asset Management Inc. 2023 Non-Employee Director Plan (1)	8-K	001-35826	10.02	June 1, 2023
10.30	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	8-K	001-35826	10.1	January 30, 2024
10.31	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	8-K	001-35826	10.2	January 30, 2024
10.32	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement (1)					X
10.33	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting (1)					X
10.34	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Career Vesting (PMs and Founders) (1)					X
10.35	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Career Vesting (Non-PM) (1)					X
10.36	Form of Artisan Partners Asset Management Inc. 2023 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)					X
10.37	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	August 18, 2017

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.38	Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	June 6, 2019
10.39	Note Purchase Agreement, dated as of December 7, 2021, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	December 7, 2021
10.40	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2022, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent and Citibank, N.A. and BofA Securities, Inc. as joint lead arrangers and joint book runners	8-K	001-35826	10.1	August 17, 2022
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
97.1	Policy Relating to Recovery of Erroneously Awarded Incentive-Based Compensation (1)					X
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2023, 2022 and 2021
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

Dated: February 22, 2024

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February, 2024.

Signature	Title
/s/ Jennifer Barbetta	Director
Jennifer A. Barbetta
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Chair of the Board
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Saloni S. Multani	Director
Saloni S. Multani