Form 10-Q
period 2024-03-31
Artisan Partners Asset Management Inc.
filed 2024-04-26
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 24, 2024 were 69,906,602, 1,718,821 and 8,749,411, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations of our management and information available to us at the time such statements are made. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, significant changes in client cash inflows or outflows or declines in market value of the assets in the accounts we manage, change in the legislative and regulatory environment in which we operate, our ability to maintain our current fee rates, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024, as such factors may be updated from time to time. Our periodic and current reports are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	March 31, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$184,234	$141,008
Accounts receivable	113,382	101,169
Investment securities	206,686	150,522
Property and equipment, net	45,857	46,638
Deferred tax assets	438,321	436,529
Prepaid expenses and other assets	20,043	20,348
Operating lease assets	91,417	94,747
Assets of consolidated investment products
Cash and cash equivalents	44,353	37,459
Accounts receivable and other	10,000	13,343
Investment assets, at fair value	361,708	364,095
Total assets	$1,516,001	$1,405,858

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$33,032	$25,509
Accrued incentive compensation	129,762	52,226
Borrowings	199,308	199,267
Operating lease liabilities	109,809	113,391
Amounts payable under tax receivable agreements	375,599	364,048
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	44,337	38,080
Investment liabilities, at fair value	7,125	9,580
Total liabilities	898,972	802,101
Commitments and contingencies
Redeemable noncontrolling interests	263,243	252,406
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 69,906,602 and 68,554,078 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	699	685
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,718,821 and 2,435,739 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	17	24
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 8,749,411 and 9,024,947 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	87	90
Additional paid-in capital	201,519	193,722
Retained earnings	120,644	132,126
Accumulated other comprehensive income (loss)	(2,628)	(2,496)
Total Artisan Partners Asset Management Inc. stockholders’ equity	320,338	324,151
Noncontrolling interests - Artisan Partners Holdings	33,448	27,200
Total stockholders’ equity	353,786	351,351
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,516,001	$1,405,858

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Management fees	$264,322	$234,440
Performance fees	29	69
Total revenues	264,351	234,509
Operating Expenses
Compensation and benefits	149,880	131,512
Distribution, servicing and marketing	6,391	5,617
Occupancy	7,281	7,030
Communication and technology	13,502	12,430
General and administrative	9,654	9,613
Total operating expenses	186,708	166,202
Total operating income	77,643	68,307
Non-operating income (expense)
Interest expense	(2,061)	(2,056)
Interest income on cash and cash equivalents and other	1,778	524
Net investment gain (loss) of consolidated investment products	19,184	14,940
Net investment gain (loss) of nonconsolidated investment products	12,125	8,733
Total non-operating income (expense)	31,026	22,141
Income before income taxes	108,669	90,448
Provision for income taxes	21,965	18,647
Net income before noncontrolling interests	86,704	71,801
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	12,935	12,037
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	14,288	9,011
Net income attributable to Artisan Partners Asset Management Inc.	$59,481	$50,753

Basic earnings per share	$0.84	$0.72
Diluted earnings per share	$0.84	$0.72
Basic weighted average number of common shares outstanding	64,319,977	63,231,797
Diluted weighted average number of common shares outstanding	64,355,247	63,247,163
Dividends declared per Class A common share	$1.02	$0.90

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net income before noncontrolling interests	$86,704	$71,801
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(128)	433
Total other comprehensive income (loss)	(128)	433
Comprehensive income	86,576	72,234
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	12,521	12,130
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	14,288	9,011
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$59,767	$51,093

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended March 31, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2024	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406
Net income	—	—	—	—	59,481	—	12,935	72,416	14,288
Other comprehensive income - foreign currency translation	—	—	—	—	—	(110)	(18)	(128)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	2,691	—	(22)	(2,669)	—	—
Amortization of equity-based compensation	—	—	—	8,108	—	—	1,118	9,226	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,877	—	—	—	2,877	—
Issuance of restricted stock awards	5	—	—	(5)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(5,874)	—	—	(956)	(6,831)	—
Exchange of subsidiary equity	10	(7)	(3)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	18,165
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(21,616)
Distributions	—	—	—	—	—	—	(4,116)	(4,116)	—
Dividends	—	—	—	—	(70,963)	—	(46)	(71,009)	—
Balance at March 31, 2024	$699	$17	$87	$201,519	$120,644	$(2,628)	$33,448	$353,786	$263,243

Three months ended March 31, 2023	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2023	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280
Net income	—	—	—	—	50,753	—	12,037	62,790	9,011
Other comprehensive income - foreign currency translation	—	—	—	—	—	356	77	433	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	376	—	(15)	(361)	—	—
Amortization of equity-based compensation	—	—	—	9,006	—	—	1,308	10,314	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	340	—	—	—	340	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(84)	—	—	—	(84)	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(5,775)	—	—	(981)	(6,758)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	17,071
Distributions	—	—	—	—	—	—	(3,327)	(3,327)	—
Dividends	—	—	—	—	(61,791)	—	(44)	(61,835)	—
Balance at March 31, 2023	$685	$25	$90	$175,273	$82,050	$(2,738)	$25,845	$281,230	$161,362

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income before noncontrolling interests	$86,704	$71,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,388	2,197
Deferred income taxes	12,637	12,147
Noncash lease expense (benefit)	(730)	(171)
Net investment (gain) loss on nonconsolidated investment securities	(12,125)	(8,728)
(Gain) loss on disposal of property and equipment	29	2
Amortization of debt issuance costs	110	111
Share-based compensation	9,226	10,314
Net investment (gain) loss of consolidated investment products	(19,184)	(14,940)
Purchase of investments by consolidated investment products	(99,938)	(69,281)
Proceeds from sale of investments by consolidated investment products	80,353	53,283
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(6,888)	671
Prepaid expenses and other assets	519	604
Accounts payable and accrued expenses	87,122	72,772
Net change in operating assets and liabilities of consolidated investment products including net investment income	6,796	(9,846)
Net cash provided by operating activities	147,019	120,936
Cash flows from investing activities
Acquisition of property and equipment	(116)	(346)
Leasehold improvements	(1,746)	(2,725)
Proceeds from sale of investment securities	3,853	2,465
Purchase of investment securities	(31,103)	(35,597)
Net cash used in investing activities	(29,112)	(36,203)
Cash flows from financing activities
Partnership distributions	(4,116)	(3,327)
Dividends paid	(71,009)	(61,835)
Taxes paid related to employee net share settlement	(6,831)	(6,758)
Capital contributions to consolidated investment products, net	18,165	17,071
Net cash used in financing activities	(63,791)	(54,849)
Net increase in cash, cash equivalents, and restricted cash	54,116	29,884
Net cash impact of deconsolidation of CIPs	(3,996)	—
Cash, cash equivalents and restricted cash
Beginning of period	178,467	143,248
End of period	$228,587	$173,132

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$184,234	$150,628
Cash and cash equivalents of consolidated investment products	44,353	22,504
Cash, cash equivalents and restricted cash	$228,587	$173,132

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$14,429	$1,358
Establishment of amounts payable under tax receivable agreements	11,552	1,018
Increase in investment securities due to deconsolidation of CIPs	23,831	—
Operating lease assets obtained in exchange for operating lease liabilities	—	78
Settlement of franchise capital liability via transfer of investment securities	1,774	1,411
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except share and per share amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management Inc. (“APAM”), through its subsidiaries, is an investment management firm focused on providing high value-added, active investment strategies to sophisticated clients globally. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company.”
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2024, APAM held approximately 87% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC, controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940. APLP provides investment advisory services to traditional separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”), Artisan Partners Global Funds plc (“Artisan Global Funds”) and Artisan sponsored private funds (“Artisan Private Funds”). Artisan Funds are a series of open-end mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS funds. Artisan Private Funds consist of a number of Artisan-sponsored unregistered pooled investment vehicles.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of March 31, 2024, Artisan had a controlling financial interest in five sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Reclassification
In conjunction with annual reporting on Form 10-K for the year ended December 31, 2023, the Company changed the presentation of “Other net investment gain (loss)” within the Consolidated Statements of Operations to expand its disaggregation of the components comprising this balance. “Other net investment gain (loss)” has been replaced by “Interest income on cash and cash equivalents and other” and “Net investment gain (loss) of nonconsolidated investment products” within the Non-operating income (expense) section of the Consolidated Statements of Operations. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported operating income, non-operating income, net income or financial position. Management believes the revised presentation is more useful to readers of its financial statements.
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

	As of March 31, 2024	As of December 31, 2023
Investments in equity securities	$193,658	$139,240
Investments in equity securities accounted for under the equity method	13,028	11,282
Total investment securities	$206,686	$150,522

Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of March 31, 2024 and December 31, 2023, $136.9 million and $107.0 million, respectively, of Artisan's investment securities were related to funded long-term incentive compensation plans (excluding investments in consolidated investment products).
Unrealized gain (loss) related to investment securities held at the end of the periods indicated below were as follows:

	For the Three Months Ended March 31,
	2024	2023
Unrealized gain (loss) on investment securities held at the end of the period	$5,928	$7,891
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
The following provides the hierarchy of inputs used to derive the fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2024 and December 31, 2023:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
March 31, 2024
Assets
Money market funds [1]	$160,361	$—	$160,361	$—	$—
Equity securities	206,686	12,434	194,252	—	—

December 31, 2023
Assets
Money market funds [1]	$118,768	$—	$118,768	$—	$—
Equity securities	150,522	10,744	139,778	—	—
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

Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2024 and December 31, 2023:

	Maturity (1)	As of March 31, 2024	As of December 31, 2023	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		200,000	200,000
Debt issuance costs		(692)	(733)
Total borrowings		$199,308	$199,267
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $183.2 million as of March 31, 2024. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of March 31, 2024, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $1.9 million for the three months ended March 31, 2024 and 2023.
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
As of March 31, 2024, Artisan is considered to have a controlling financial interest in five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $101.4 million.
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
During the three months ended March 31, 2024, the Company determined that it no longer had a controlling financial interest in one series of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the three months ended March 31, 2024. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $23.8 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.

As of March 31, 2024, Artisan held direct equity investments of $13.0 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2024 and December 31, 2023:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2024
Assets
Money market funds	$37,891	$37,891	$—	$—
Equity securities - long position	62,696	61,178	1,518	—
Fixed income instruments - long position	298,259	—	291,300	6,959
Derivative assets	753	7	746	—

Liabilities
Fixed income instruments - short position	$6,302	$—	$6,302	$—
Derivative liabilities	823	104	719	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Money market funds	$18,156	$18,156	$—	$—
Equity securities - long position	42,693	40,838	1,855	—
Fixed income instruments - long position	315,183	—	309,110	6,073
Derivative assets	1,004	—	1,004	—
Short-term investments	5,215	—	5,215	—

Liabilities
Fixed income instruments - short position	$7,392	$—	$7,392	$—
Derivative liabilities	2,188	843	1,345	—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of March 31, 2024	As of December 31, 2023
Net CIP assets included in the table above	$392,474	$372,671
Net CIP assets/(liabilities) not included in the table above	(27,875)	(5,434)
Total Net CIP assets	364,599	367,237
Less: redeemable noncontrolling interests	263,243	252,406
Artisan’s direct equity investment in CIPs	$101,356	$114,831
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2024, APAM held approximately 87% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2024, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2023	68,554,078	11,460,686	80,014,764	86%
Holdings Common Unit Exchanges	992,454	(992,454)	—	1%
Issuance of APAM Restricted Shares (1)	495,772	—	495,772	—%
Delivery of Shares Underlying RSUs and PSUs (1)	28,795	—	28,795	—%
Restricted Share Award Net Share Settlement (1)	(149,172)	—	(149,172)	—%
Forfeitures from Employee Terminations (1)	(15,325)	—	(15,325)	—%
Balance at March 31, 2024	69,906,602	10,468,232	80,374,834	87%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Three Months Ended March 31,
	2024	2023
Additional paid-in capital	$2,691	$376
Noncontrolling interests - Artisan Partners Holdings	(2,669)	(361)
Accumulated other comprehensive income (loss)	(22)	(15)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.8 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of March 31, 2024 and December 31, 2023.

		Outstanding
	Authorized	As of March 31, 2024	As of December 31, 2023	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	69,906,602	68,554,078	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,718,821	2,435,739	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	8,749,411	9,024,947	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2024, Artisan’s employees held 5,223,507 restricted shares of Class A common stock and all 1,718,821 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2024 and 2023:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2024	2023
Quarterly	Class A Common	$0.68	$0.55
Special Annual	Class A Common	$0.34	$0.35
The following table summarizes APAM’s stock transactions for the three months ended March 31, 2024:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2023	80,014,764	68,554,078	2,435,739	9,024,947
Holdings Common Unit Exchanges	—	992,454	(642,454)	(350,000)
Restricted Share Award Grants	495,772	495,772	—	—
Restricted Share Award Net Share Settlement	(149,172)	(149,172)	—	—
Delivery of Shares Underlying RSUs and PSUs	28,795	28,795	—	—
Employee/Partner Terminations	(15,325)	(15,325)	(74,464)	74,464
Balance at March 31, 2024	80,374,834	69,906,602	1,718,821	8,749,411

(1) There were 395,965 and 361,215 restricted stock units outstanding at March 31, 2024 and December 31, 2023, respectively. In addition, there were 176,192 and 216,170 performance share units outstanding at March 31, 2024 and December 31, 2023, respectively. Based on the quarter-end status of the market and performance conditions, the 176,192 unvested performance share units would ultimately result in the issuance of 224,162 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
Holdings Partnership Distributions to Limited Partners	$4,116	$3,327
Holdings Partnership Distributions to APAM	26,112	19,672
Total Holdings Partnership Distributions	$30,228	$22,999
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Management fees
Artisan Funds	$153,002	$134,393
Artisan Global Funds	12,460	10,239
Separate accounts and other (1)	98,860	89,808
Performance fees
Separate accounts and other (1)	29	69
Total revenues (2)	$264,351	$234,509
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

The following table presents the balances of receivables related to contracts with customers:

Customer	As of March 31, 2024	As of December 31, 2023
Artisan Funds	$10,483	$8,251
Artisan Global Funds	5,812	5,047
Separate accounts and other	85,583	81,441
Total receivables from contracts with customers	101,878	94,739
Non-customer receivables	11,504	6,430
Accounts receivable	$113,382	$101,169
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
Artisan had no other contract assets or liabilities from contracts with customers as of March 31, 2024 or December 31, 2023.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected.

Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended March 31,
	2024	2023
Salaries, incentive compensation and benefits (1)	$129,098	$115,550
Long-term cash incentive compensation expense	12,503	6,984
Restricted share-based award compensation expense	8,279	8,978
Long-term incentive compensation expense	20,782	15,962
Total compensation and benefits	$149,880	$131,512
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
Restricted share-based awards
APAM has granted a combination of restricted stock awards, restricted stock units and performance share units (collectively referred to as “restricted share-based awards” or “awards”) of Class A common stock to employees.
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
For certain awards granted in 2024, the pro rata five-year service vesting condition is not applicable if the employee has a qualified retirement after meeting an age plus number of years of service with the Company condition.
Compensation expense is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted stock awards and restricted stock units, and three years for PSUs. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period is equal to the employee’s required retirement notice period, which is generally 18 months. The fair value of each award is equal to the market price of the Company's common stock on the grant date, except for PSUs with a "market condition" performance metric under ASC 718, which have a grant-date fair value based on a Monte Carlo valuation model.
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,889,456 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management, Inc. 2023 Omnibus Incentive Compensation Plan (the "Plan") at March 31, 2024.
During the three months ended March 31, 2024, Artisan granted 495,772 restricted stock awards and 1,281 restricted stock units.

The following tables summarize the restricted share-based award activity for the three months ended March 31, 2024:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2024	$38.84	5,351,492
Granted	41.96	497,053
Forfeited	43.60	(15,325)
Vested	37.58	(499,385)
Unvested at March 31, 2024	$39.23	5,333,835

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2024 (2)	$54.89	216,170
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved (1)	45.72	3
Vested (1)	50.52	(39,981)
Unvested at March 31, 2024 (2)	$37.86	176,192
(1) During the three months ended March 31, 2024, the 75,230 PSUs granted in 2021 met the requisite three-year performance conditions for the potential delivery of 75,233 shares (3 additional shares for results achieved). 39,981 shares of Class A Common Stock were delivered in the three months ended March 31, 2024 while the remaining 35,252 shares remain subject to the qualified retirement provision.

(2) 80,252 and 45,000 PSUs at March 31, 2024 and December 31, 2023, respectively, had met the requisite three-year performance conditions for vesting but remain outstanding subject to a qualifying retirement vesting condition.

Based on the quarter-end status of the market and performance conditions, the 176,192 unvested PSUs would ultimately result in the issuance of 224,162 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of March 31, 2024 was $74.1 million with a weighted average recognition period of 3.1 years remaining. The unrecognized compensation expense for the unvested PSUs as of March 31, 2024 was $2.6 million with a weighted average recognition period of 1.7 years remaining.
During the three months ended March 31, 2024, the Company withheld a total of 161,650 restricted shares and paid a total of $6.8 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the three months ended March 31, 2024, Artisan granted $38.4 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient's investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 18 months. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.

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
The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended March 31,
Statement of Operations Section	Statement of Operations Line Item	2024	2023
Operating expenses (benefit)	Compensation and benefits	$3,925	$1,732
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	9,614	7,018
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	831	188
The franchise capital award liability was $41.4 million and $33.0 million as of March 31, 2024 and December 31, 2023, respectively, and is included in accrued incentive compensation in the unaudited consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of March 31, 2024 was $118.2 million with a weighted average recognition period of 3.3 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2024, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
APAM’s effective tax rate was 20.2% and 20.6% for the three months ended March 31, 2024 and 2023, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2024	2023
Current:
Federal	$7,066	$4,748
State and local	2,021	1,561
Foreign	241	191
Total	9,328	6,500
Deferred:
Federal	10,744	10,328
State and local	1,893	1,819
Total	12,637	12,147
Income tax expense (benefit)	$21,965	$18,647
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2024 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2023	$384,423	$364,048
2024 Holdings Common Unit Exchanges	13,590	11,551
Amortization	(11,416)	—
March 31, 2024	$386,597	$375,599
Net deferred tax assets comprise the following:

	As of March 31, 2024	As of December 31, 2023
Deferred tax assets:
Amortizable basis (1)	$386,597	$384,423
Other (2)	51,724	52,106
Total deferred tax assets	438,321	436,529
Less: valuation allowance (3)	—	—
Net deferred tax assets	$438,321	$436,529

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $0.2 million as of March 31, 2024 and December 31, 2023. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was less than $0.1 million as of March 31, 2024 and December 31, 2023. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2024, U.S. federal income tax returns filed for the years 2020 through 2022 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2019 to 2022.
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
The computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2024	2023
Numerator:
Net income attributable to APAM	$59,481	$50,753
Less: Allocation to participating securities	5,464	4,952
Net income available to common stockholders	$54,017	$45,801
Denominator:
Basic weighted average shares outstanding	64,319,977	63,231,797
Dilutive effect of nonparticipating share-based awards	35,270	15,366
Diluted weighted average shares outstanding	64,355,247	63,247,163
Earnings per share - Basic	$0.84	$0.72
Earnings per share - Diluted	$0.84	$0.72
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

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2024	2023
Holdings limited partnership units	10,903,365	11,562,980
Unvested restricted share-based awards	5,473,187	5,538,027
Total	16,376,552	17,101,007

Note 13. Indemnifications
In the normal course of business, APAM enters into agreements that include indemnities in favor of third parties. Holdings has also agreed to indemnify APAM as its general partner, Artisan Investment Corporation (“AIC”) as its former general partner, the directors and officers of APAM, the directors and officers of AIC as its former general partner, the members of its former Advisory Committee, and its partners, directors, officers, employees and agents. Holdings’ subsidiaries may also have similar agreements to indemnify their respective general partner(s), directors, officers, directors and officers of their general partner(s), partners, members, employees and agents. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. APAM maintains insurance policies that may provide coverage against certain claims under these indemnities.
Note 14. Related Party Transactions
Several of the current executive officers and directors of APAM or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At March 31, 2024 and December 31, 2023, accounts receivable included $1.4 million and $0.2 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
Artisan Funds	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$153,312	$134,777
Elimination of fees from consolidated investment products (1)	—	(85)
Consolidated investment advisory fees (Gross of expense reimbursements)	$153,312	$134,692

Expense reimbursements	$311	$448
Elimination of expense reimbursements from consolidated investment products (1)	—	(149)
Consolidated expense reimbursements	$311	$299
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

Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Global Funds	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$12,609	$10,305
Elimination of fees from consolidated investment products(1)	(123)	(66)
Consolidated investment advisory fees (Gross of expense reimbursements)	$12,486	$10,239

Expense reimbursements	$189	$90
Elimination of expense reimbursements from consolidated investment products (1)	(163)	(90)
Consolidated expense reimbursements	$26	$—
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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Private Funds	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$2,325	$3,367
Elimination of fees from consolidated investment products (1)	(353)	(175)
Consolidated investment advisory fees (Gross of expense reimbursements)	$1,972	$3,192

Expense reimbursements	$66	$41
Elimination of expense reimbursements from consolidated investment products (1)	(20)	(20)
Consolidated expense reimbursements	$46	$21
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective April 23, 2024, a distribution by Artisan Partners Holdings of $30.2 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective April 23, 2024, a quarterly dividend of $0.61 per share of Class A common stock. The APAM dividend is payable on May 31, 2024, to stockholders of record as of May 17, 2024.
TRA Payments
During April 2024, the Company made a payment of $27.9 million under the tax receivable agreements representing a portion of the Company's estimated total 2024 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in asset classes for sophisticated clients around the world. Effective March 31, 2024, the International Small-Mid team, managing the Non-U.S. Small-Mid Growth strategy, became its own autonomous investment franchise. As such, as of March 31, 2024, our 11 autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
We focus on attracting, retaining and developing talented investment professionals and creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, a high degree of investment autonomy, and a long-term time horizon. We create new investment strategies when we identify opportunities to add value for clients, oftentimes through the use of a broad array of securities, instruments and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2024, approximately 75% of our assets under management were managed for clients and investors domiciled in the U.S. and 25% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included the following:
•During the three months ended March 31, 2024, our assets under management increased to $160.4 billion, an increase of $10.2 billion, or 7%, compared to $150.2 billion at December 31, 2023, primarily due to $10.8 billion of market appreciation, partially offset by net client cash outflows of $0.5 billion.
•Average assets under management for the three months ended March 31, 2024 were $154.2 billion, a 14% increase from the average of $135.4 billion for the three months ended March 31, 2023. Average assets under management for the three months ended March 31, 2024 increased 10% from the average of $140.3 billion for the three months ended December 31, 2023.
•We earned $264.4 million in revenue for the three months ended March 31, 2024, an increase of 13% from revenues of $234.5 million for the three months ended March 31, 2023. Performance fees of less than $0.1 million were recognized in each of the respective periods.
•Our GAAP operating margin was 29.4% for the three months ended March 31, 2024, compared to 29.1% for the three months ended March 31, 2023. Adjusted operating margin was 30.9% for the three months ended March 31, 2024, compared to 29.9% for the three months ended March 31, 2023.
•We generated $0.84 of earnings per basic and diluted share and $0.76 of adjusted EPS.
•We declared and distributed dividends of $1.02 per share of Class A common stock during the three months ended March 31, 2024.
•We declared, effective April 23, 2024, a quarterly dividend with respect to the three months ended March 31, 2024, of $0.61 per share of Class A common stock.

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
Limited partners of Holdings, some of whom are employees, held approximately 13% of the equity interests in Holdings as of March 31, 2024. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the three months ended March 31, 2024, certain limited partners of Holdings exchanged 992,454 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 992,454 shares of Class A common stock. In connection with the exchanges, APAM received 992,454 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 86% at December 31, 2023 to 87% at March 31, 2024, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Volatility and uncertainty in global financial markets impact the value of our assets under management. Because the revenue we earn is based on the value of our assets under management (AUM), fluctuations in our AUM will result in corresponding fluctuations in our revenues and earnings. Current market conditions that could materially impact our financial performance include elevated inflation levels, uncertainty around the timing and extent of changes in interest rates in an already heightened rate environment, effects of geopolitical tensions, and conflicts and wars, among other factors.
The following table presents the total returns of relevant market indices for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
S&P 500 total returns	10.6%	7.5%
MSCI All Country World total returns	8.2%	7.3%
MSCI EAFE total returns	5.8%	8.5%
Russell Midcap® total returns	8.6%	4.1%
MSCI Emerging Markets Index	2.4%	4.0%
ICE BofA US High Yield Index	1.5%	3.7%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2024		2023
	(unaudited; dollars in millions)
Assets under management at period end	$160,384		$138,498
Average assets under management (1)	$154,158		$135,386
Net client cash flows (2)	$(523)		$(1,231)
Total revenues	$264.4		$234.5
Weighted average management fee (3)	69.1	bps	70.4	bps
Operating margin	29.4%		29.1%
Adjusted operating margin (4)	30.9%		29.9%
(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested by fund shareholders.
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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended March 31,		Period-to-Period
	2024	2023	$	%
	(unaudited; in millions)
Beginning assets under management	$150,167	$127,892	$22,275	17.4%
Gross client cash inflows	6,186	5,538	648	11.7%
Gross client cash outflows	(6,709)	(6,769)	60	0.9%
Net client cash flows (1)	(523)	(1,231)	708	57.5%
Artisan Funds' distributions not reinvested (2)	(85)	(48)	(37)	(77.1)%
Investment returns and other (3)	10,825	11,885	(1,060)	(8.9)%
Ending assets under management	$160,384	$138,498	$21,886	15.8%
Average assets under management	$154,158	$135,386	$18,772	13.9%

(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested by fund shareholders.
(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) Includes the impact of translating the value of assets under management denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During the quarter, our AUM increased by $10.2 billion primarily due to $10.8 billion of market appreciation, partially offset by net client cash outflows of $0.5 billion. For the quarter, 11 of our 25 investment strategies had net outflows totaling $2.3 billion, which were partially offset by $1.8 billion of net inflows across the remaining 14 strategies.
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
As of the date of this filing, the Artisan High Income Fund, Artisan International Value Fund and Artisan International Small-Mid Fund are closed to most new investors and their respective strategies are generally not accepting new client relationships. From time to time when Artisan Partners believes the strategy has capacity, it may, however, accept a new separate account relationship at its discretion. In addition, we are actively managing the capacity of our U.S. Small-Cap Growth strategy with respect to new client relationships.
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
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2024. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 15% of our assets under management at March 31, 2024, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added[2] Since Inception (bps)
	Composite Inception	Strategy AUM[1]	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$22,599	26.43%	4.42%	13.23%	12.20%	11.26%	471
MSCI All Country World Index			23.22%	6.95%	10.90%	8.65%	6.55%
Global Discovery Strategy	9/1/2017	$1,639	19.22%	3.11%	13.73%	---	13.90%	421
MSCI All Country World Index			23.22%	6.95%	10.90%	---	9.69%
U.S. Mid-Cap Growth Strategy	4/1/1997	$13,771	23.21%	0.41%	12.64%	10.98%	14.60%	478
Russell Midcap® Index			22.35%	6.06%	11.09%	9.94%	10.36%
Russell Midcap® Growth Index			26.28%	4.61%	11.81%	11.34%	9.82%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,302	12.87%	(5.53)%	8.51%	10.38%	10.66%	292
Russell 2000® Index			19.71%	(0.10)%	8.10%	7.57%	8.95%
Russell 2000® Growth Index			20.35%	(2.68)%	7.37%	7.89%	7.74%
Global Equity Team[3]
Global Equity Strategy	4/1/2010	$376	22.13%	3.41%	10.82%	10.18%	11.92%	291
MSCI All Country World Index			23.22%	6.95%	10.90%	8.65%	9.01%
Non-U.S. Growth Strategy	1/1/1996	$13,722	17.22%	4.30%	7.92%	5.78%	9.58%	451
MSCI EAFE Index			15.32%	4.78%	7.32%	4.79%	5.07%
China Post-Venture Strategy	4/1/2021	$161	(10.73)%	(14.90)%	---	---	(14.90)%	427
MSCI China SMID Cap Index			(20.68)%	(19.17)%	---	---	(19.17)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$4,610	26.54%	12.01%	14.90%	10.89%	9.78%	173
Russell 1000® Index			29.87%	10.44%	14.74%	12.67%	10.39%
Russell 1000® Value Index			20.27%	8.10%	10.30%	9.00%	8.05%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,895	20.28%	7.13%	11.02%	7.91%	12.22%	259
Russell Midcap® Index			22.35%	6.06%	11.09%	9.94%	9.67%
Russell Midcap® Value Index			20.40%	6.79%	9.93%	8.56%	9.63%
Value Income Strategy	3/1/2022	$14	16.08%	---	---	---	4.15%	(683)
S&P 500 Index			29.88%	---	---	---	10.98%
International Value Team
International Value Strategy	7/1/2002	$42,956	18.02%	9.91%	12.50%	8.50%	11.81%	559
MSCI EAFE Index			15.32%	4.78%	7.32%	4.79%	6.22%
International Explorer	11/1/2020	$306	11.83%	7.17%	---	---	16.00%	802
MSCI All Country World Index Ex USA Small Cap			12.80%	0.38%	---	---	7.98%
Global Value Team
Global Value Strategy	7/1/2007	$27,298	25.29%	8.60%	11.21%	8.94%	9.09%	292
MSCI All Country World Index			23.22%	6.95%	10.90%	8.65%	6.18%
Select Equity Strategy	3/1/2020	$347	27.50%	8.40%	---	---	14.09%	(290)
S&P 500 Index			29.88%	11.48%	---	---	16.99%
Sustainable Emerging Markets ("SEM") Team
Sustainable Emerging Markets Strategy	7/1/2006	$1,042	12.70%	(3.80)%	3.92%	5.28%	5.28%	93
MSCI Emerging Markets Index			8.15%	(5.05)%	2.22%	2.94%	4.35%
Credit Team
High Income Strategy	4/1/2014	$10,333	13.04%	4.15%	6.72%	6.91%	6.91%	255
ICE BofA US High Yield Index			11.04%	2.21%	4.03%	4.36%	4.36%
Credit Opportunities Strategy	7/1/2017	$230	27.73%	12.68%	16.29%	---	13.77%	1,167
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			5.36%	2.58%	2.15%	---	2.10%
Floating Rate Strategy	1/1/2022	$77	13.81%	---	---	---	7.19%	91
Credit Suisse Leveraged Loan Total Return Index			12.40%	---	---	---	6.28%
Developing World Team
Developing World Strategy	7/1/2015	$3,837	18.74%	(6.79)%	11.05%	---	10.68%	744
MSCI Emerging Markets Index			8.15%	(5.05)%	2.22%	---	3.24%

Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,039	30.78%	7.50%	14.46%	---	18.50%	441
S&P 500 Index			29.88%	11.48%	15.03%	---	14.09%
Antero Peak Hedge Strategy	11/1/2017	$206	27.50%	5.69%	11.42%	---	12.62%	(110)
S&P 500 Index			29.88%	11.48%	15.03%	---	13.72%
International Small-Mid Team[3]
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$7,390	8.65%	(1.42)%	8.94%	---	11.55%	433
MSCI All Country World Index Ex USA Small Mid Cap			12.31%	0.31%	5.51%	---	7.22%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$596	11.74%	---	---	---	11.58%	772
ICE BofA 3-month Treasury Bill Index			5.24%	---	---	---	3.86%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$110	15.16%	---	---	---	14.29%	902
J.P. Morgan EMB Hard Currency/Local currency 50-50 Index			7.57%	---	---	---	5.27%
Emerging Markets Local Opportunities Strategy	8/1/2022	$528	8.18%	---	---	---	11.53%	355
J.P. Morgan GBI-EM Global Diversified			4.91%	---	---	---	7.98%

Total Assets Under Management		$160,384

1 AUM for certain strategies include the following amounts for which Artisan Partners provides investment models to managed account sponsors (reported on a one-month lag): Artisan Sustainable Emerging Markets $82 million.

[2] Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized.

[3] Effective March 31, 2024, the International Small-Mid team, managing the Non-U.S. Small-Mid Growth strategy, became its own autonomous investment franchise. Previously, the Non-U.S. Small-Mid Growth Strategy was part of the Global Equity team.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team (3)
Three Months Ended	Growth	Global Equity	U.S. Value	Int'l Value	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int'l Small-Mid	EMsights Capital Group	Total
March 31, 2024		(unaudited; in millions)
Beginning assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Gross client cash inflows	895	132	138	1,910	793	123	1,352	188	92	203	360	6,186
Gross client cash outflows	(2,114)	(906)	(206)	(1,545)	(723)	(44)	(468)	(190)	(267)	(243)	(3)	(6,709)
Net client cash flows (1)	(1,219)	(774)	(68)	365	70	79	884	(2)	(175)	(40)	357	(523)
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(85)	—	—	—	—	(85)
Investment returns and other	3,984	1,308	530	1,888	1,905	46	158	386	319	279	22	10,825
Ending assets under management	$41,311	$14,259	$7,519	$43,262	$27,645	$1,042	$10,640	$3,837	$2,245	$7,390	$1,234	$160,384
Average assets under management	$39,727	$13,890	$7,177	$41,845	$26,450	$963	$10,135	$3,627	$2,225	$7,163	$956	$154,158
March 31, 2023
Beginning assets under management	$33,977	$13,871	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$6,752	$72	$127,892
Gross client cash inflows	793	341	45	2,351	349	17	1,075	188	165	207	7	5,538
Gross client cash outflows	(1,112)	(918)	(172)	(1,069)	(1,326)	(133)	(440)	(656)	(659)	(284)	—	(6,769)
Net client cash flows (1)	(319)	(577)	(127)	1,282	(977)	(116)	635	(468)	(494)	(77)	7	(1,231)
Artisan Funds' distributions not reinvested (2)	—	—	—	—	—	—	(48)	—	—	—	—	(48)
Investment returns and other	3,424	1,121	400	3,069	2,089	81	351	742	105	500	3	11,885
Ending assets under management	$37,082	$14,415	$6,361	$34,561	$22,879	$838	$8,078	$3,740	$3,287	$7,175	$82	$138,498
Average assets under management	$36,040	$14,386	$6,383	$32,858	$22,552	$925	$7,711	$3,755	$3,623	$7,078	$75	$135,386
(1) Net client cash flows excludes Artisan Funds' income and capital gain distributions that were not reinvested.
(2) Artisan Funds' distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) Effective March 31, 2024, the International Small-Mid team, managing the Non-U.S. Small-Mid Growth strategy, became its own autonomous investment franchise. For comparability purposes, historical assets under management for both the Global Equity team and the International Small-Mid team are presented as though they were distinct teams prior to March 31, 2024.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, client type and distribution channel. As distribution channels have evolved to have more institutional-like decision-making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our assets under management by distribution channel (1):

	As of March 31, 2024		As of March 31, 2023
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$101,028	63.0%	$88,204	63.7%
Intermediary	53,794	33.5%	44,346	32.0%
Retail	5,562	3.5%	5,948	4.3%
Ending Assets Under Management	$160,384	100.0%	$138,498	100.0%

(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 9% of our total assets under management as of March 31, 2024.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
March 31, 2024	(unaudited; in millions)
Beginning assets under management	$72,763	$77,404	$150,167
Gross client cash inflows	4,630	1,556	6,186
Gross client cash outflows	(4,382)	(2,327)	(6,709)
Net client cash flows (2)	248	(771)	(523)
Artisan Funds' distributions not reinvested (3)	(85)	—	(85)
Investment returns and other	4,488	6,337	10,825
Net transfers (4)	—	—	—
Ending assets under management	$77,414	$82,970	$160,384
Average assets under management	$74,590	$79,568	$154,158
March 31, 2023
Beginning assets under management	$60,811	$67,081	$127,892
Gross client cash inflows	4,371	1,167	5,538
Gross client cash outflows	(3,889)	(2,880)	(6,769)
Net client cash flows (2)	482	(1,713)	(1,231)
Artisan Funds' distributions not reinvested (3)	(48)	—	(48)
Investment returns and other	5,734	6,151	11,885
Net transfers (4)	—	—	—
Ending assets under management	$66,979	$71,519	$138,498
Average assets under management	$64,935	$70,451	$135,386

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

The following table sets forth our assets under management by asset class:

Three Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
March 31, 2024	(unaudited; in millions)
Beginning assets under management	$137,367	$10,011	$2,789	$150,167
Gross client cash inflows	4,377	1,442	367	6,186
Gross client cash outflows	(5,969)	(467)	(273)	(6,709)
Net client cash flows (2)	(1,592)	975	94	(523)
Artisan Funds' distributions not reinvested (3)	—	(85)	—	(85)
Investment returns and other	10,330	147	348	10,825
Net transfers (4)	—	—	—	—
Ending assets under management	$146,105	$11,048	$3,231	$160,384
Average assets under management	$140,683	$10,484	$2,991	$154,158
March 31, 2023
Beginning assets under management	$116,832	$7,059	$4,001	$127,892
Gross client cash inflows	4,290	1,069	179	5,538
Gross client cash outflows	(5,670)	(439)	(660)	(6,769)
Net client cash flows (2)	(1,380)	630	(481)	(1,231)
Artisan Funds' distributions not reinvested (3)	—	(48)	—	(48)
Investment returns and other	11,419	347	119	11,885
Net transfers (4)	—	—	—	—
Ending assets under management	$126,871	$7,988	$3,639	$138,498
Average assets under management	$123,789	$7,622	$3,975	$135,386

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

Results of Operations
Three months ended March 31, 2024, compared to Three months ended March 31, 2023

	For the Three Months Ended March 31,		For the Period-to-Period
	2024	2023	$	%
Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$264.4	$234.5	$29.9	13%
Operating Expenses
Total compensation and benefits	149.9	131.5	18.4	14%
Other operating expenses	36.8	34.7	2.1	6%
Total operating expenses	186.7	166.2	20.5	12%
Total operating income	77.7	68.3	9.4	14%
Non-operating income (expense)
Interest expense	(2.1)	(2.1)	—	0%
Other non-operating income (expense)	33.1	24.2	8.9	37%
Total non-operating income (expense)	31.0	22.1	8.9	40%
Income before income taxes	108.7	90.4	18.3	20%
Provision for income taxes	22.0	18.6	3.4	18%
Net income before noncontrolling interests	86.7	71.8	14.9	21%
Less: Noncontrolling interests - Artisan Partners Holdings	12.9	12.0	0.9	8%
Less: Noncontrolling interests - consolidated investment products	14.3	9.0	5.3	59%
Net income attributable to Artisan Partners Asset Management Inc.	$59.5	$50.8	$8.7	17%
Share Data
Basic earnings per share	$0.84	$0.72
Diluted earnings per share	$0.84	$0.72
Basic weighted average number of common shares outstanding	64,319,977	63,231,797
Diluted weighted average number of common shares outstanding	64,355,247	63,247,163
Investment Advisory Revenues
Essentially all of our revenues consist of fees earned from managing clients’ assets. Investment advisory fees, which are comprised of management fees and performance fees, fluctuate based on a number of factors, including the total value of our assets under management, the composition of assets under management among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market and, for the accounts on which we earn performance fees, the investment performance of those accounts.
The different fee structures associated with Artisan Funds, Artisan Global Funds and separate accounts and other pooled vehicles, and the different fee schedules applicable to each of our investment strategies, make the composition of our assets under management an important determinant of the investment management fees we earn. Historically, we have received higher effective rates of investment management fees from Artisan Funds and Artisan Global Funds than from traditional separate accounts reflecting, among other things, the different and broader array of services we provide to Artisan Funds and Artisan Global Funds. Investment management fees for non-U.S. funds may also be higher because they include fees to offset higher distribution costs. Our investment management fees also differ by investment strategy, with higher-capacity strategies having lower standard fee rates than strategies with more limited capacity.
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $160.4 billion of assets under management as of March 31, 2024 have performance fee billing arrangements. Performance fees of less than $0.1 million were recognized in each of the three-month periods ended March 31, 2024 and March 31, 2023.

The increase in revenues of $29.9 million, or 13%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was driven primarily by an $18.8 billion, or 14% increase in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 69.1 basis points for the three months ended March 31, 2024, compared to 70.4 basis points for the three months ended March 31, 2023. The decrease in the weighted average investment management fee was predominantly due to mix and the tiered billing structure within many of our investment management agreements with clients, wherein the fee rate decreases upon the achievement of specified thresholds of assets under management.
The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2024	2023	2024	2023
	(unaudited; dollars in millions)
Investment advisory fees	$98.9	$89.9	$165.5	$144.6
Weighted average management fee (2)	50.0 bps	51.8 bps	89.1 bps	90.4 bps
Percentage of ending AUM	52%	52%	48%	48%
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
Operating Expenses
Operating expenses increased $20.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, as a result of an $18.4 million increase in compensation and benefits and a $2.1 million increase in other operating expenses.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2024	2023	$	%
	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$129.1	$115.5	$13.6	12%
Long-term incentive compensation awards	20.8	16.0	4.8	30%
Total compensation and benefits	$149.9	$131.5	$18.4	14%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits is primarily due to a $10.5 million increase in incentive compensation largely due to higher revenues in the three months ended March 31, 2024. A 4% increase in full-time associates led to increases in salaries and benefit related expenses. Long-term incentive compensation costs also increased $4.8 million as a result of the market valuation impact on compensation plans of $2.2 million and $2.1 million of additional expense from the new retirement acceleration feature on awards granted in the March 2024 quarter.
During the first quarter of 2024, the board of directors of APAM approved the grant of long-term incentive awards with a grant date fair value of $59.2 million consisting of $20.8 million of restricted share-based awards and $38.4 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. Long-term incentive compensation expense for all awards is expected to range from $17 million to $18 million for the remaining quarters in fiscal 2024, exclusive of the impact of investment returns on franchise capital awards.
Total compensation and benefits was 57% and 56% of our revenues for the three months ended March 31, 2024 and 2023, respectively.
Other operating expenses
Other operating expenses increased $2.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increases in distribution costs correlated to the increase in revenue and increased travel costs.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended March 31,		Period-to-Period
	2024	2023	$	%
	(unaudited; in millions)
Interest expense	$(2.1)	$(2.1)	$—	—%
Interest income on cash and cash equivalents and other	1.8	0.5	$1.3	260%
Net investment gain (loss) of consolidated investment products	19.2	14.9	4.3	29%
Net investment gain (loss) on nonconsolidated seed investments	2.5	1.7	0.8	47%
Net investment gain (loss) on nonconsolidated franchise capital investments	9.6	7.1	2.5	35%
Total non-operating income (expense)	$31.0	$22.1	$8.9	40%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $7.6 million in the aggregate for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, predominately due to market conditions. In addition, the increase in interest income on cash and cash equivalents and other increased $1.3 million due to higher yields.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2024 and 2023 was 20.2% and 20.6%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% and 16% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2024 and 2023, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, as a result of Holdings' unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, and (3) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM's current federal, state and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2024	2023
	(unaudited; in millions, except per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$59.5	$50.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	12.9	12.0
Add back: Provision for income taxes	22.0	18.6
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	3.9	1.7
Add back: Net investment (gain) loss of investment products attributable to APAM	(16.5)	(14.3)
Less: Adjusted provision for income taxes	20.2	17.0
Adjusted net income (Non-GAAP)	$61.6	$51.8

Average shares outstanding
Class A common shares	64.3	63.2
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.6	5.6
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.9	11.6
Adjusted shares	80.8	80.4

Basic earnings per share (GAAP)	$0.84	$0.72
Diluted earnings per share (GAAP)	$0.84	$0.72
Adjusted net income per adjusted share (Non-GAAP)	$0.76	$0.64

Operating income (GAAP)	$77.7	$68.3
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	3.9	1.7
Adjusted operating income (Non-GAAP)	$81.6	$70.0

Operating margin (GAAP)	29.4%	29.1%
Adjusted operating margin (Non-GAAP)	30.9%	29.9%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$59.5	$50.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	12.9	12.0
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	3.9	1.7
Add back: Net investment (gain) loss of investment products attributable to APAM	(16.5)	(14.3)
Add back: Interest expense	2.1	2.1
Add back: Provision for income taxes	22.0	18.6
Add back: Depreciation and amortization	2.4	2.1
Adjusted EBITDA (Non-GAAP)	$86.3	$73.0

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(unaudited; in millions)
Cash and cash equivalents	$184.2	$141.0
Accounts receivable	113.4	101.2
Seed investments (1)	155.5	150.1
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $152.5 million of investments made related to long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $160.4 million of our cash and cash equivalents balance was invested in money market funds as of March 31, 2024.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2024, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of March 31, 2024, the balance of all seed investments, including investments in consolidated investment products, was $155.5 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion. We monitor for opportunities to redeem existing seed investments as sufficient scale in those strategies and vehicles is achieved.
During the three months ended March 31, 2024, we also made investments of $38.4 million related to funded long-term incentive compensation plans. As of March 31, 2024, the value of investments held in connection with funded long-term incentive compensation plans was $152.5 million.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series D, Series E and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the three months ended March 31, 2024.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2024.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2024 and 2023, were as follows:

	For the Three Months Ended March 31,
	2024	2023
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$4.1	$3.3
Holdings Partnership Distributions to APAM	26.1	19.7
Total Holdings Partnership Distributions	$30.2	$23.0
On April 23, 2024, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $30.2 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three months ended March 31, 2024 and 2023:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2024	2023
Quarterly	Class A Common	$0.68	$0.55
Special Annual	Class A Common	$0.34	$0.35
Our board of directors declared, effective April 23, 2024, a variable quarterly dividend of $0.61 per share of Class A common stock with respect to the March quarter of 2024, payable on May 31, 2024 to stockholders of record as of the close of business on May 17, 2024. The variable quarterly dividend represents approximately 80% of the cash generated in the March quarter of 2024 and a pro-rata portion of 2024 tax savings related to our tax receivable agreements.
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

Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $375.6 million liability as of March 31, 2024. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We did not make payments related to the TRA during the three months ended March 31, 2024. In fiscal 2024, we expect to make TRA payments totaling approximately $37.2 million, $27.9 million of which was paid during April 2024.
Cash Flows

	For the Three Months Ended March 31,
	2024	2023
	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$178.5	$143.3
Net cash provided by operating activities	147.0	120.9
Net cash used in investing activities	(29.1)	(36.2)
Net cash used in financing activities	(63.8)	(54.9)
Net impact of deconsolidation of consolidated investment products	(4.0)	—
Cash, cash equivalents and restricted cash as of March 31	$228.6	$173.1
Net cash provided by operating activities increased $26.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the $8.6 million increase in operating income (excluding share based compensation expense), the $6.7 million net increase from changes in working capital, and the $8.8 million net increase as a result of activity within the consolidated investment products.
Investing activities consist primarily of acquiring property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investing activities decreased $7.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a decrease in the purchase of investment securities relating to franchise capital awards allocated to non-consolidated investment products, a decrease in capital expenditures, and an increase in redemptions of seed investments and franchise capital investments in the quarter ended March 31, 2024, compared to March 31, 2023.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, proceeds from the issuance of Class A common stock in follow-on offerings, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities increased $8.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a $9.2 million increase in dividends paid, partially offset by a $1.1 million increase in contributions from noncontrolling interests in our consolidated investment products.
During the three months ended March 31, 2024, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $4.0 million decrease in cash, cash equivalents and restricted cash.

Certain Contractual Obligations
As of March 31, 2024, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability increased from $364.0 million at December 31, 2023 to $375.6 million at March 31, 2024. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We did not make payments related to the TRAs during the three months ended March 31, 2024. Overall in fiscal 2024, we expect to make payments of approximately $37.2 million, of which $27.9 million was paid during April 2024.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2023.
New or Revised Accounting Standards
None.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2023.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended March 31, 2024, 74,464 shares of Class B common stock were canceled, and 74,464 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2024 and 2023.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: April 26, 2024

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)