Form 10-Q
period 2024-06-30
Artisan Partners Asset Management Inc.
filed 2024-07-26
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 24, 2024 were 69,903,580, 1,690,281 and 8,777,951, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	June 30, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$195,416	$141,008
Accounts receivable	110,953	101,169
Investment securities	201,217	150,522
Property and equipment, net	45,402	46,638
Deferred tax assets	428,501	436,529
Prepaid expenses and other assets	18,745	20,348
Operating lease assets	91,229	94,747
Assets of consolidated investment products
Cash and cash equivalents	37,531	37,459
Accounts receivable and other	13,587	13,343
Investment assets, at fair value	362,701	364,095
Total assets	$1,505,282	$1,405,858

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$22,232	$25,509
Accrued incentive compensation	139,986	52,226
Borrowings	199,349	199,267
Operating lease liabilities	109,169	113,391
Amounts payable under tax receivable agreements	347,701	364,048
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	23,278	38,080
Investment liabilities, at fair value	15,443	9,580
Total liabilities	857,158	802,101
Commitments and contingencies
Redeemable noncontrolling interests	276,420	252,406
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 69,903,580 and 68,554,078 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	699	685
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,690,281 and 2,435,739 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	17	24
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 8,777,951 and 9,024,947 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	87	90
Additional paid-in capital	207,664	193,722
Retained earnings	135,316	132,126
Accumulated other comprehensive income (loss)	(2,614)	(2,496)
Total Artisan Partners Asset Management Inc. stockholders’ equity	341,169	324,151
Noncontrolling interests - Artisan Partners Holdings	30,535	27,200
Total stockholders’ equity	371,704	351,351
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,505,282	$1,405,858

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Management fees	$270,797	$242,849	$535,119	$477,289
Performance fees	21	54	50	123
Total revenues	270,818	242,903	$535,169	$477,412
Operating Expenses
Compensation and benefits	146,790	130,433	296,670	261,945
Distribution, servicing and marketing	6,395	6,016	12,786	11,633
Occupancy	7,521	7,232	14,802	14,262
Communication and technology	13,106	12,991	26,608	25,421
General and administrative	10,361	9,529	20,015	19,142
Total operating expenses	184,173	166,201	370,881	332,403
Total operating income	86,645	76,702	164,288	145,009
Non-operating income (expense)
Interest expense	(2,194)	(2,167)	(4,255)	(4,223)
Interest income on cash and cash equivalents and other	2,072	1,160	3,850	1,684
Net investment gain (loss) of consolidated investment products	3,287	13,462	22,471	28,402
Net investment gain (loss) of nonconsolidated investment products	176	3,064	12,301	11,797
Total non-operating income (expense)	3,341	15,519	34,367	37,660
Income before income taxes	89,986	92,221	198,655	182,669
Provision for income taxes	18,738	18,446	40,703	37,093
Net income before noncontrolling interests	71,248	73,775	157,952	145,576
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11,419	12,137	24,354	24,174
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	2,255	8,013	16,543	17,024
Net income attributable to Artisan Partners Asset Management Inc.	$57,574	$53,625	$117,055	$104,378

Basic earnings per share	$0.80	$0.76	$1.66	$1.50
Diluted earnings per share	$0.80	$0.76	$1.66	$1.50
Basic weighted average number of common shares outstanding	64,960,740	63,503,389	64,640,358	63,368,343
Diluted weighted average number of common shares outstanding	64,998,499	63,520,040	64,676,873	63,384,352
Dividends declared per Class A common share	$0.61	$0.50	$1.63	$1.40

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income before noncontrolling interests	$71,248	$73,775	$157,952	$145,576
Other comprehensive income (loss)
Foreign currency translation gain (loss)	25	481	(103)	914
Total other comprehensive income (loss)	25	481	(103)	914
Comprehensive income	71,273	74,256	157,849	146,490
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	11,419	12,393	23,940	24,523
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	2,255	8,013	16,543	17,024
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$57,599	$53,850	$117,366	$104,943

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended June 30, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2024	$699	$17	$87	$201,519	$120,644	$(2,628)	$33,448	$353,786	$263,243
Net income	—	—	—	—	57,574	—	11,419	68,993	2,255
Other comprehensive income - foreign currency translation	—	—	—	—	—	22	3	25	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(759)	—	(8)	767	—	—
Amortization of equity-based compensation	—	—	—	6,898	—	—	1,005	7,903	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	6	—	—	—	6	—
Capital contributions, net	—	—	—	—	—	—	—	—	10,922
Distributions	—	—	—	—	—	—	(16,085)	(16,085)	—
Dividends	—	—	—	—	(42,902)	—	(22)	(42,924)	—
Balance at June 30, 2024	$699	$17	$87	$207,664	$135,316	$(2,614)	$30,535	$371,704	$276,420

Three months ended June 30, 2023	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2023	$685	$25	$90	$175,273	$82,050	$(2,738)	$25,845	$281,230	$161,362
Net income	—	—	—	—	53,625	—	12,137	65,762	8,013
Other comprehensive income - foreign currency translation	—	—	—	—	—	209	272	481	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(540)	—	(2)	542	—	—
Amortization of equity-based compensation	—	—	—	6,702	—	—	1,101	7,803	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	49	—	—	—	49	—
Capital contributions, net	—	—	—	—	—	—	—	—	36,913
Distributions	—	—	—	—	—	—	(14,131)	(14,131)	—
Dividends	—	—	—	—	(34,432)	—	(25)	(34,457)	—
Balance at June 30, 2023	$685	$25	$90	$181,484	$101,243	$(2,531)	$25,741	$306,737	$206,288

The accompanying notes are an integral part of the consolidated financial statements.

Six months ended June 30, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2024	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406
Net income	—	—	—	—	117,055	—	24,354	141,409	16,543
Other comprehensive income - foreign currency translation	—	—	—	—	—	(88)	(15)	(103)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	1,932	—	(30)	(1,902)	—	—
Amortization of equity-based compensation	—	—	—	15,006	—	—	2,123	17,129	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,883	—	—	—	2,883	—
Issuance of restricted stock awards	5	—	—	(5)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(5,874)	—	—	(956)	(6,831)	—
Exchange of subsidiary equity	10	(7)	(3)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	29,087
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(21,616)
Distributions	—	—	—	—	—	—	(20,201)	(20,201)	—
Dividends	—	—	—	—	(113,865)	—	(68)	(113,933)	—
Balance at June 30, 2024	$699	$17	$87	$207,664	$135,316	$(2,614)	$30,535	$371,704	$276,420

Six months ended June 30, 2023	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2023	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280
Net income	—	—	—	—	104,378	—	24,174	128,552	17,024
Other comprehensive income - foreign currency translation	—	—	—	—	—	565	349	914	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(164)	—	(17)	181	—	—
Amortization of equity-based compensation	—	—	—	15,708	—	—	2,409	18,117	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	389	—	—	—	389	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(84)	—	—	—	(84)	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(5,775)	—	—	(981)	(6,758)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	53,984
Distributions	—	—	—	—	—	—	(17,458)	(17,458)	—
Dividends	—	—	—	—	(96,223)	—	(69)	(96,292)	—
Balance at June 30, 2023	$685	$25	$90	$181,484	$101,243	$(2,531)	$25,741	$306,737	$206,288
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income before noncontrolling interests	$157,952	$145,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,823	4,507
Deferred income taxes	22,463	23,243
Noncash lease expense (benefit)	(566)	(178)
Net investment (gain) loss on nonconsolidated investment securities	(12,301)	(11,791)
(Gain) loss on disposal of property and equipment	29	2
Amortization of debt issuance costs	219	222
Share-based compensation	17,129	18,117
Net investment (gain) loss of consolidated investment products	(22,471)	(28,402)
Purchase of investments by consolidated investment products	(161,850)	(244,265)
Proceeds from sale of investments by consolidated investment products	137,398	146,051
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(10,142)	3,077
Prepaid expenses and other assets	1,133	2,060
Accounts payable and accrued expenses	91,952	86,272
Net change in operating assets and liabilities of consolidated investment products including net investment income	(2,865)	38,614
Net cash provided by operating activities	222,903	183,105
Cash flows from investing activities
Acquisition of property and equipment	(765)	(438)
Leasehold improvements	(3,019)	(3,995)
Proceeds from sale of investment securities	10,940	5,069
Purchase of investment securities	(31,807)	(35,640)
Net cash used in investing activities	(24,651)	(35,004)
Cash flows from financing activities
Partnership distributions	(20,201)	(17,458)
Dividends paid	(113,933)	(96,292)
Payments under the tax receivable agreements	(27,898)	(27,176)
Taxes paid related to employee net share settlement	(6,831)	(6,758)
Capital contributions to consolidated investment products, net	29,087	53,984
Net cash used in financing activities	(139,776)	(93,700)
Net increase in cash, cash equivalents, and restricted cash	58,476	54,401
Net cash impact of deconsolidation of CIPs	(3,996)	—
Cash, cash equivalents and restricted cash
Beginning of period	178,467	143,248
End of period	$232,947	$197,649

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$195,416	$165,025
Cash and cash equivalents of consolidated investment products	37,531	32,624
Cash, cash equivalents and restricted cash	$232,947	$197,649

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$14,435	$1,588
Establishment of amounts payable under tax receivable agreements	11,551	1,200
Increase in investment securities due to deconsolidation of CIPs	23,831	—
Operating lease assets obtained in exchange for operating lease liabilities	3,197	78
Settlement of franchise capital liability via transfer of investment securities	7,212	3,204
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2024, APAM held approximately 87% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of June 30, 2024, Artisan had a controlling financial interest in five sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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

	As of June 30, 2024	As of December 31, 2023
Investments in equity securities	$187,377	$139,240
Investments in equity securities accounted for under the equity method	13,840	11,282
Total investment securities	$201,217	$150,522

Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of June 30, 2024 and December 31, 2023, $130.6 million and $107.0 million, respectively, of Artisan’s investment securities were related to funded long-term incentive compensation plans (excluding investments in consolidated investment products).
Unrealized gain (loss) related to investment securities held at the end of the periods indicated below were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss) on investment securities held at the end of the period	$2,173	$3,299	$8,101	$10,359
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
The following provides the hierarchy of inputs used to derive the fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2024 and December 31, 2023:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
June 30, 2024
Assets
Money market funds [1]	$176,600	$—	$176,600	$—	$—
Equity securities	201,217	13,214	188,003	—	—

December 31, 2023
Assets
Money market funds [1]	$118,768	$—	$118,768	$—	$—
Equity securities	150,522	10,744	139,778	—	—
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

Note 5. Borrowings
Artisan’s borrowings consist of the following as of June 30, 2024 and December 31, 2023:

	Maturity (1)	As of June 30, 2024	As of December 31, 2023	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		200,000	200,000
Debt issuance costs		(651)	(733)
Total borrowings		$199,349	$199,267
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $181.8 million as of June 30, 2024. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of June 30, 2024, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.0 million for the three months ended June 30, 2024 and 2023, and $3.9 million for the six months ended June 30, 2024 and 2023.
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
As of June 30, 2024, Artisan is considered to have a controlling financial interest in five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $98.7 million.
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
During the six months ended June 30, 2024, the Company determined that it no longer had a controlling financial interest in one series of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the six months ended June 30, 2024. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $23.8 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.

As of June 30, 2024, Artisan held direct equity investments of $13.8 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of June 30, 2024 and December 31, 2023:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2024
Assets
Money market funds	$26,467	$26,467	$—	$—
Equity securities - long position	66,095	64,825	1,270	—
Fixed income instruments - long position	295,930	—	288,280	7,650
Derivative assets	676	—	676	—

Liabilities
Fixed income instruments - short position	$11,318	$—	$11,318	$—
Derivative liabilities	1,474	164	1,310	—
Repurchase agreements	2,651	—	2,651	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Money market funds	$18,156	$18,156	$—	$—
Equity securities - long position	42,693	40,838	1,855	—
Fixed income instruments - long position	315,183	—	309,110	6,073
Derivative assets	1,004	—	1,004	—
Short-term investments	5,215	—	5,215	—

Liabilities
Fixed income instruments - short position	$7,392	$—	$7,392	$—
Derivative liabilities	2,188	843	1,345	—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of June 30, 2024	As of December 31, 2023
Net CIP assets included in the table above	$373,725	$372,671
Net CIP assets/(liabilities) not included in the table above	1,373	(5,434)
Total Net CIP assets	375,098	367,237
Less: redeemable noncontrolling interests	276,420	252,406
Artisan’s direct equity investment in CIPs	$98,678	$114,831
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2024, APAM held approximately 87% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2024, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2023	68,554,078	11,460,686	80,014,764	86%
Holdings Common Unit Exchanges	992,454	(992,454)	—	1%
Issuance of APAM Restricted Shares (1)	498,132	—	498,132	—%
Delivery of Shares Underlying RSUs and PSUs (1)	28,795	—	28,795	—%
Restricted Share Award Net Share Settlement (1)	(149,172)	—	(149,172)	—%
Forfeitures from Employee Terminations (1)	(20,707)	—	(20,707)	—%
Balance at June 30, 2024	69,903,580	10,468,232	80,371,812	87%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Six Months Ended June 30,
	2024	2023
Additional paid-in capital	$1,932	$(164)
Noncontrolling interests - Artisan Partners Holdings	(1,902)	181
Accumulated other comprehensive income (loss)	(30)	(17)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.8 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of June 30, 2024 and December 31, 2023:

		Outstanding
	Authorized	As of June 30, 2024	As of December 31, 2023	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	69,903,580	68,554,078	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,690,281	2,435,739	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	8,777,951	9,024,947	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2024, Artisan’s employees held 5,176,825 restricted shares of Class A common stock and all 1,690,281 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2024 and 2023:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Quarterly	Class A Common	$0.61	$0.50	$1.29	$1.05
Special Annual	Class A Common	$—	$—	$0.34	$0.35
The following table summarizes APAM’s stock transactions for the six months ended June 30, 2024:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2023	80,014,764	68,554,078	2,435,739	9,024,947
Holdings Common Unit Exchanges	—	992,454	(642,454)	(350,000)
Restricted Share Award Grants	498,132	498,132	—	—
Restricted Share Award Net Share Settlement	(149,172)	(149,172)	—	—
Delivery of Shares Underlying RSUs and PSUs	28,795	28,795	—	—
Employee/Partner Terminations	(20,707)	(20,707)	(103,004)	103,004
Balance at June 30, 2024	80,371,812	69,903,580	1,690,281	8,777,951

(1) There were 395,965 and 361,215 restricted stock units outstanding at June 30, 2024 and December 31, 2023, respectively. In addition, there were 176,192 and 216,170 performance share units outstanding at June 30, 2024 and December 31, 2023, respectively. Based on the quarter-end status of the market and performance conditions, the 176,192 unvested performance share units would ultimately result in the issuance of 224,162 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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

Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Holdings Partnership Distributions to Limited Partners	$16,085	$14,131	$20,201	$17,458
Holdings Partnership Distributions to APAM	97,919	77,012	124,031	96,683
Total Holdings Partnership Distributions	$114,004	$91,143	$144,232	$114,141
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Management fees
Artisan Funds	$157,202	$140,582	$310,204	$274,975
Artisan Global Funds	13,008	10,929	25,468	21,168
Separate accounts and other (1)	100,587	91,338	199,447	181,146
Performance fees
Separate accounts and other (1)	21	54	50	123
Total revenues (2)	$270,818	$242,903	$535,169	$477,412
(1) Separate accounts and other revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to investment models for which we provide consulting advice but do not have discretionary investment authority.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 14, “Related Party Transactions.”

The following table presents the balances of receivables related to contracts with customers:

Customer	As of June 30, 2024	As of December 31, 2023
Artisan Funds	$8,645	$8,251
Artisan Global Funds	5,790	5,047
Separate accounts and other	88,697	81,441
Total receivables from contracts with customers	103,132	94,739
Non-customer receivables	7,821	6,430
Accounts receivable	$110,953	$101,169
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

Artisan had no other contract assets or liabilities from contracts with customers as of June 30, 2024 or December 31, 2023.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected.
Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Salaries, incentive compensation and benefits (1)	$129,365	$116,326	$258,463	$231,876
Long-term cash incentive compensation expense	9,644	6,360	22,147	13,344
Restricted share-based award compensation expense	7,781	7,747	16,060	16,725
Long-term incentive compensation expense	17,425	14,107	38,207	30,069
Total compensation and benefits	$146,790	$130,433	$296,670	$261,945
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
Performance Share Units (PSUs). PSUs are generally subject to (i) a three-year service vesting condition, (ii) certain performance conditions related to the Company’s adjusted operating margin and total shareholder return compared to a peer group during a three-year performance period, and (iii) for one-half of the PSUs eligible to vest at the end of the performance period, a qualifying retirement condition. The number of shares of Class A common stock that are ultimately issued in connection with each PSU award will depend upon the outcome of the performance, market and qualified retirement conditions. For the portion of a PSU award with a “performance condition” under ASC 718, expense is recognized over the service period if it is probable that the performance condition will be achieved.
For certain awards granted in 2024, the pro rata five-year service vesting condition is not applicable if the employee has a qualified retirement after meeting an age plus number of years of service with the Company condition.
Compensation expense is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted stock awards and restricted stock units, and three years for PSUs. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period is equal to the employee’s required retirement notice period, which is generally 18 months. The fair value of each award is equal to the market price of the Company’s common stock on the grant date, except for PSUs with a “market condition” performance metric under ASC 718, which have a grant-date fair value based on a Monte Carlo valuation model.

Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,923,128 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) at June 30, 2024.
During the six months ended June 30, 2024, Artisan granted 498,132 restricted stock awards and 1,281 restricted stock units.
The following tables summarize the restricted share-based award activity for the six months ended June 30, 2024:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2024	$38.84	5,351,492
Granted	41.96	499,413
Forfeited	42.79	(20,707)
Vested	37.56	(543,045)
Unvested at June 30, 2024	$39.25	5,287,153

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2024 (2)	$54.89	216,170
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved (1)	45.72	3
Vested (1)	50.52	(39,981)
Unvested at June 30, 2024 (2)	$37.86	176,192
(1) During the six months ended June 30, 2024, the 75,230 PSUs granted in 2021 met the requisite three-year performance conditions for the potential delivery of 75,233 shares (3 additional shares for results achieved). 39,981 shares of Class A common stock were delivered in the six months ended June 30, 2024, while the remaining 35,252 units remain subject to the qualified retirement provision.

(2) 80,252 and 45,000 PSUs at June 30, 2024 and December 31, 2023, respectively, had met the requisite three-year performance conditions for vesting but remain outstanding subject to a qualifying retirement vesting condition.

Based on the quarter-end status of the market and performance conditions, the 176,192 unvested PSUs would ultimately result in the issuance of 224,162 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of June 30, 2024 was $66.4 million with a weighted average recognition period of 2.9 years remaining. The unrecognized compensation expense for the unvested PSUs as of June 30, 2024 was $2.1 million with a weighted average recognition period of 1.6 years remaining.
During the six months ended June 30, 2024, the Company withheld a total of 161,650 restricted shares and paid a total of $6.8 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the six months ended June 30, 2024, Artisan granted $38.4 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 18 months. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.

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
The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statement of Operations Section	Statement of Operations Line Item	2024	2023	2024	2023
Operating expenses (benefit)	Compensation and benefits	$666	$714	$4,591	$2,446
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	(586)	3,563	9,028	10,581
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	291	375	1,122	563
The franchise capital award liability was $39.5 million and $33.0 million as of June 30, 2024 and December 31, 2023, respectively, and is included in accrued incentive compensation in the unaudited consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of June 30, 2024 was $107.5 million with a weighted average recognition period of 3.1 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the six months ended June 30, 2024, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
APAM’s effective tax rate was 20.5% and 20.3% for the six months ended June 30, 2024 and 2023, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Current:
Federal	$6,674	$5,558	$13,740	$10,306
State and local	1,980	1,617	4,001	3,178
Foreign	258	175	499	366
Total	8,912	7,350	18,240	13,850
Deferred:
Federal	8,354	9,433	19,098	19,761
State and local	1,472	1,663	3,365	3,482
Total	9,826	11,096	22,463	23,243
Income tax expense (benefit)	$18,738	$18,446	$40,703	$37,093
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2024 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2023	$384,423	$364,048
2024 Holdings Common Unit Exchanges	13,590	11,551
Amortization	(22,865)	—
Payments under TRAs	—	(27,898)
June 30, 2024	$375,148	$347,701
Net deferred tax assets comprise the following:

	As of June 30, 2024	As of December 31, 2023
Deferred tax assets:
Amortizable basis (1)	$375,148	$384,423
Other (2)	53,353	52,106
Total deferred tax assets	428,501	436,529
Less: valuation allowance (3)	—	—
Net deferred tax assets	$428,501	$436,529

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $0.2 million as of June 30, 2024 and December 31, 2023. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was less than $0.1 million as of June 30, 2024 and December 31, 2023. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2024, U.S. federal income tax returns filed for the years 2020 through 2022 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2019 to 2022.
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
The computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2024	2023	2024	2023
Numerator:
Net income attributable to APAM	$57,574	$53,625	$117,055	$104,378
Less: Allocation to participating securities	5,435	5,100	9,760	9,125
Net income available to common stockholders	$52,139	$48,525	$107,295	$95,253
Denominator:
Basic weighted average shares outstanding	64,960,740	63,503,389	64,640,358	63,368,343
Dilutive effect of nonparticipating share-based awards	37,759	16,651	36,515	16,009
Diluted weighted average shares outstanding	64,998,499	63,520,040	64,676,873	63,384,352
Earnings per share - Basic	$0.80	$0.76	$1.66	$1.50
Earnings per share - Diluted	$0.80	$0.76	$1.66	$1.50
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2024	2023	2024	2023
Holdings limited partnership units	10,468,232	11,504,413	10,685,799	11,533,535
Unvested restricted share-based awards	5,519,516	5,590,721	5,496,352	5,564,520
Total	15,987,748	17,095,134	16,182,151	17,098,055
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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At June 30, 2024 and December 31, 2023, accounts receivable included $3.4 million and $0.2 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
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

Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Funds	2024	2023	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$157,689	$140,944	$311,001	$275,721
Elimination of fees from consolidated investment products (1)	—	(114)	—	(198)
Consolidated investment advisory fees (Gross of expense reimbursements)	$157,689	$140,830	$311,001	$275,523

Expense reimbursements	$487	$436	$797	$883
Elimination of expense reimbursements from consolidated investment products (1)	—	(188)	—	(335)
Consolidated expense reimbursements	$487	$248	$797	$548
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Global Funds	2024	2023	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$13,110	$11,027	$25,719	$21,332
Elimination of fees from consolidated investment products(1)	(95)	(98)	(218)	(164)
Consolidated investment advisory fees (Gross of expense reimbursements)	$13,015	$10,929	$25,501	$21,168

Expense reimbursements	$142	$91	$331	$181
Elimination of expense reimbursements from consolidated investment products (1)	(135)	(91)	(298)	(181)
Consolidated expense reimbursements	$7	$—	$33	$—
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

Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Private Funds	2024	2023	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$2,308	$3,020	$4,633	$6,387
Elimination of fees from consolidated investment products (1)	(385)	(217)	(738)	(391)
Consolidated investment advisory fees (Gross of expense reimbursements)	$1,923	$2,803	$3,895	$5,996

Expense reimbursements	$72	$71	$138	$112
Elimination of expense reimbursements from consolidated investment products (1)	(20)	(27)	(40)	(47)
Consolidated expense reimbursements	$52	$44	$98	$65
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective July 23, 2024, a distribution by Artisan Partners Holdings of $38.6 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective July 23, 2024, a quarterly dividend of $0.71 per share of Class A common stock. The APAM dividend is payable on August 30, 2024, to stockholders of record as of August 16, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in asset classes for sophisticated clients around the world. As of June 30, 2024, our 11 autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of June 30, 2024, approximately 75% of our assets under management were managed for clients and investors domiciled in the U.S. and 25% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included the following:
•During the three months ended June 30, 2024, our assets under management declined to $158.9 billion, a decrease of $1.5 billion, or 1%, compared to $160.4 billion at March 31, 2024, primarily due to $1.6 billion of net client cash outflows, partially offset by market appreciation.
•Average assets under management for the three months ended June 30, 2024 increased 3% from the average of $154.2 billion for the three months ended March 31, 2024 and 14% from the average of $139.3 billion for the three months ended June 30, 2023.
•We earned $270.8 million in revenue for the three months ended June 30, 2024, an increase of 11% from revenues of $242.9 million for the three months ended June 30, 2023. Performance fees of less than $0.1 million were recognized in each of the respective periods.
•Our GAAP operating margin was 32.0% for the three months ended June 30, 2024, compared to 31.6% for the three months ended June 30, 2023. Adjusted operating margin was 32.2% for the three months ended June 30, 2024, compared to 31.9% for the three months ended June 30, 2023.
•We generated $0.80 of earnings per basic and diluted share and $0.82 of adjusted EPS.
•We declared and distributed dividends of $0.61 per share of Class A common stock during the three months ended June 30, 2024.
•We declared, effective July 23, 2024, a quarterly dividend with respect to the three months ended June 30, 2024, of $0.71 per share of Class A common stock.

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
Limited partners of Holdings, some of whom are employees, held approximately 13% of the equity interests in Holdings as of June 30, 2024. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the six months ended June 30, 2024, certain limited partners of Holdings exchanged 992,454 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 992,454 shares of Class A common stock. In connection with the exchanges, APAM received 992,454 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 86% at December 31, 2023 to 87% at June 30, 2024, as a result of these transactions and other equity transactions during the period.
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
The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
S&P 500 total returns	4.3%	8.7%	15.3%	16.9%
MSCI All Country World total returns	2.9%	6.2%	11.3%	13.9%
MSCI EAFE total returns	(0.4)%	3.0%	5.3%	11.7%
Russell Midcap® total returns	(3.3)%	4.8%	5.0%	9.0%
MSCI Emerging Markets Index	5.0%	0.9%	7.5%	4.9%
ICE BofA US High Yield Index	1.1%	1.6%	2.6%	5.4%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023

	(unaudited; dollars in millions)
Assets under management at period end	$158,887		$142,989		$158,887		$142,989
Average assets under management (1)	$158,579		$139,323		$156,347		$137,360
Net client cash flows (2)	$(1,610)		$(1,107)		$(2,132)		$(2,338)
Total revenues	$270.8		$242.9		$535.2		$477.4
Weighted average management fee (3)	68.8	bps	70.1	bps	69.0	bps	70.2	bps
Operating margin	32.0%		31.6%		30.7%		30.4%
Adjusted operating margin (4)	32.2%		31.9%		31.6%		30.9%
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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended June 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Beginning assets under management	$160,384	$138,498	$21,886	15.8%
Gross client cash inflows	5,604	4,750	854	18.0%
Gross client cash outflows	(7,214)	(5,857)	(1,357)	(23.2)%
Net client cash flows (1)	(1,610)	(1,107)	(503)	(45.4)%
Artisan Funds’ distributions not reinvested (2)	(91)	(68)	(23)	(33.8)%
Investment returns and other (3)	204	5,666	(5,462)	(96.4)%
Ending assets under management	$158,887	$142,989	$15,898	11.1%
Average assets under management	$158,579	$139,323	$19,256	13.8%

	For the Six Months Ended June 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Beginning assets under management	$150,167	$127,892	$22,275	17.4%
Gross client cash inflows	11,790	10,288	1,502	14.6%
Gross client cash outflows	(13,922)	(12,626)	(1,296)	(10.3)%
Net client cash flows (1)	(2,132)	(2,338)	206	8.8%
Artisan Funds’ distributions not reinvested (2)	(176)	(115)	(61)	(53.0)%
Investment returns and other (3)	11,028	17,550	(6,522)	(37.2)%
Ending assets under management	$158,887	$142,989	$15,898	11.1%
Average assets under management	$156,347	$137,360	$18,987	13.8%

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
During the quarter, our AUM declined by $1.5 billion, primarily due to $1.6 billion of net client cash outflows, partially offset by $0.2 billion of market appreciation. For the quarter, 15 of our 25 investment strategies had net outflows totaling $3.1 billion, which were partially offset by $1.5 billion of net inflows across the remaining 10 strategies.
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

As a result, during a given period we may have net client cash inflows in a closed strategy. However, when a strategy is closed or its growth is restricted we generally expect there to be periods of net client cash outflows.
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2024. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 15% of our assets under management at June 30, 2024, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added[2] Since Inception (bps)
	Composite Inception	Strategy AUM[1]	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$21,531	21.19%	2.01%	12.21%	11.88%	11.20%	458
MSCI All Country World Index			19.38%	5.43%	10.74%	8.43%	6.62%
Global Discovery Strategy[3]	9/1/2017	$1,595	13.37%	(1.26)%	11.04%	---	12.88%	645
MSCI All Country World Small Mid Index			10.71%	(0.34)%	7.06%	---	6.43%
U.S. Mid-Cap Growth Strategy	4/1/1997	$12,672	11.25%	(4.73)%	9.21%	10.34%	14.22%	462
Russell Midcap® Index			12.88%	2.37%	9.45%	9.04%	10.13%
Russell Midcap® Growth Index			15.05%	(0.08)%	9.92%	10.51%	9.60%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,119	6.58%	(8.26)%	6.14%	10.32%	10.40%	284
Russell 2000® Index			10.06%	(2.58)%	6.93%	7.00%	8.75%
Russell 2000® Growth Index			9.14%	(4.86)%	6.16%	7.38%	7.56%
Global Equity Team
Global Equity Strategy	4/1/2010	$344	22.38%	0.42%	8.94%	9.85%	11.70%	264
MSCI All Country World Index			19.38%	5.43%	10.74%	8.43%	9.06%
Non-U.S. Growth Strategy	1/1/1996	$12,981	14.58%	1.88%	5.93%	5.08%	9.45%	444
MSCI EAFE Index			11.54%	2.89%	6.46%	4.33%	5.01%
China Post-Venture Strategy	4/1/2021	$170	5.65%	(15.86)%	---	---	(11.46)%	619
MSCI China SMID Cap Index			(9.30)%	(20.38)%	---	---	(17.65)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$4,555	15.20%	8.46%	13.47%	9.96%	9.54%	172
Russell 1000® Index			23.88%	8.73%	14.59%	12.50%	10.45%
Russell 1000® Value Index			13.06%	5.52%	9.00%	8.22%	7.82%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,696	9.05%	3.96%	8.74%	7.02%	11.86%	248
Russell Midcap® Index			12.88%	2.37%	9.45%	9.04%	9.43%
Russell Midcap® Value Index			11.98%	3.65%	8.49%	7.60%	9.38%
Value Income Strategy	3/1/2022	$15	11.08%	---	---	---	3.03%	(871)
S&P 500 Index			24.56%	---	---	---	11.74%
International Value Team
International Value Strategy	7/1/2002	$43,419	15.18%	8.24%	11.96%	8.01%	11.75%	563
MSCI EAFE Index			11.54%	2.89%	6.46%	4.33%	6.12%
International Explorer	11/1/2020	$326	15.06%	4.59%	---	---	15.67%	806
MSCI All Country World Index Ex USA Small Cap			11.26%	(1.45)%	---	---	7.61%
Global Value Team
Global Value Strategy	7/1/2007	$27,469	20.10%	7.38%	10.69%	8.63%	9.07%	281
MSCI All Country World Index			19.38%	5.43%	10.74%	8.43%	6.26%
Select Equity Strategy	3/1/2020	$324	20.21%	6.33%	---	---	13.17%	(390)
S&P 500 Index			24.56%	10.00%	---	---	17.07%
Sustainable Emerging Markets (“SEM”) Team
Sustainable Emerging Markets Strategy	7/1/2006	$1,857	11.69%	(5.22)%	4.19%	4.99%	5.37%	80
MSCI Emerging Markets Index			12.55%	(5.06)%	3.09%	2.79%	4.57%
Credit Team
High Income Strategy	4/1/2014	$10,847	12.16%	3.69%	6.48%	6.78%	6.88%	252
ICE BofA US High Yield Index			10.45%	1.64%	3.73%	4.21%	4.36%
Credit Opportunities Strategy	7/1/2017	$238	21.87%	11.03%	15.75%	---	13.36%	1,115
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			5.50%	3.01%	2.27%	---	2.21%
Floating Rate Strategy	1/1/2022	$80	11.49%	---	---	---	6.95%	53
Credit Suisse Leveraged Loan Total Return Index			11.04%	---	---	---	6.42%
Developing World Team
Developing World Strategy	7/1/2015	$3,997	22.12%	(8.18)%	10.70%	---	10.97%	726
MSCI Emerging Markets Index			12.55%	(5.06)%	3.09%	---	3.71%

Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,026	25.67%	6.95%	14.10%	---	18.48%	425
S&P 500 Index			24.56%	10.00%	15.03%	---	14.23%
Antero Peak Hedge Strategy	11/1/2017	$210	24.32%	5.76%	11.38%	---	12.92%	(97)
S&P 500 Index			24.56%	10.00%	15.03%	---	13.89%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$7,042	3.68%	(4.92)%	6.68%	---	10.30%	344
MSCI All Country World Index Ex USA Small Mid Cap			10.30%	(1.65)%	5.05%	---	6.86%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$631	9.78%	---	---	---	10.78%	675
ICE BofA 3-month Treasury Bill Index			5.40%	---	---	---	4.03%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$123	9.69%	---	---	---	12.54%	807
J.P. Morgan EMB Hard Currency/Local currency 50-50 Index			4.92%	---	---	---	4.47%
Emerging Markets Local Opportunities Strategy	8/1/2022	$620	1.01%	---	---	---	8.76%	277
J.P. Morgan GBI-EM Global Diversified			0.67%	---	---	---	5.99%

Total Assets Under Management		$158,887

1 AUM for Artisan Sustainable Emerging Markets and U.S. Mid-Cap Growth strategies includes $65.4 million in aggregate for which Artisan Partners provides investment models to managed account sponsors (reported on a lag not exceeding one quarter).

[2] Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized.

[3] Effective in the quarter ended June 30, 2024, the Global Discovery strategy changed its benchmark from the MSCI All Country World Index to the MSCI All Country World Small Mid Index. All periods presented reflect the return of the new benchmark.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Int’l Value	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
June 30, 2024		(unaudited; in millions)
Beginning assets under management	$41,311	$14,259	$7,519	$43,262	$27,645	$1,042	$10,640	$3,837	$2,245	$7,390	$1,234	$160,384
Gross client cash inflows	706	216	129	1,446	588	846	1,047	157	127	194	148	5,604
Gross client cash outflows	(2,470)	(808)	(137)	(1,661)	(852)	(43)	(560)	(180)	(225)	(274)	(4)	(7,214)
Net client cash flows (1)	(1,764)	(592)	(8)	(215)	(264)	803	487	(23)	(98)	(80)	144	(1,610)
Artisan Funds’ distributions not reinvested (2)	—	—	—	—	—	—	(91)	—	—	—	—	(91)
Investment returns and other	(630)	(172)	(245)	698	412	12	129	183	89	(268)	(4)	204
Ending assets under management	$38,917	$13,495	$7,266	$43,745	$27,793	$1,857	$11,165	$3,997	$2,236	$7,042	$1,374	$158,887
Average assets under management	$39,539	$13,727	$7,273	$43,749	$27,794	$1,088	$10,850	$3,890	$2,245	$7,095	$1,329	$158,579
June 30, 2023
Beginning assets under management	$37,082	$14,415	$6,361	$34,561	$22,879	$838	$8,078	$3,740	$3,287	$7,175	$82	$138,498
Gross client cash inflows	931	185	66	1,841	579	29	668	169	103	152	27	4,750
Gross client cash outflows	(1,226)	(801)	(172)	(1,030)	(852)	(26)	(643)	(393)	(509)	(205)	—	(5,857)
Net client cash flows (1)	(295)	(616)	(106)	811	(273)	3	25	(224)	(406)	(53)	27	(1,107)
Artisan Funds’ distributions not reinvested (2)	—	—	—	—	—	—	(68)	—	—	—	—	(68)
Investment returns and other	1,799	118	393	1,414	1,368	32	163	56	248	70	5	5,666
Ending assets under management	$38,586	$13,917	$6,648	$36,786	$23,974	$873	$8,198	$3,572	$3,129	$7,192	$114	$142,989
Average assets under management	$36,995	$14,174	$6,427	$35,447	$23,269	$846	$8,160	$3,540	$3,246	$7,114	$105	$139,323
(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested.
(2) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

		By Investment Team
Six Months Ended	Growth	Global Equity	U.S. Value	Int’l Value	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
June 30, 2024		(unaudited; in millions)
Beginning assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Gross client cash inflows	1,601	348	267	3,356	1,381	969	2,399	345	219	397	508	11,790
Gross client cash outflows	(4,583)	(1,714)	(343)	(3,206)	(1,575)	(87)	(1,028)	(370)	(492)	(517)	(7)	(13,922)
Net client cash flows (1)	(2,982)	(1,366)	(76)	150	(194)	882	1,371	(25)	(273)	(120)	501	(2,132)
Artisan Funds’ distributions not reinvested (2)	—	—	—	—	—	—	(176)	—	—	—	—	(176)
Investment returns and other	3,353	1,136	285	2,586	2,317	58	287	569	408	11	18	11,028
Ending assets under management	$38,917	$13,495	$7,266	$43,745	$27,793	$1,857	$11,165	$3,997	$2,236	$7,042	$1,374	$158,887
Average assets under management	$39,624	$13,806	$7,223	$42,794	$27,119	$1,026	$10,492	$3,758	$2,235	$7,128	$1,142	$156,347
June 30, 2023
Beginning assets under management	$33,977	$13,871	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	6,752	$72	$127,892
Gross client cash inflows	1,724	526	111	4,192	928	46	1,743	357	268	359	34	10,288
Gross client cash outflows	(2,338)	(1,719)	(344)	(2,099)	(2,178)	(159)	(1,083)	(1,049)	(1,168)	(489)	—	(12,626)
Net client cash flows (1)	(614)	(1,193)	(233)	2,093	(1,250)	(113)	660	(692)	(900)	(130)	34	(2,338)
Artisan Funds’ distributions not reinvested (2)	—	—	—	—	—	—	(115)	—	—	—	—	(115)
Investment returns and other	5,223	1,239	793	4,483	3,457	113	513	798	353	570	8	17,550
Ending assets under management	$38,586	$13,917	$6,648	$36,786	$23,974	$873	$8,198	$3,572	$3,129	$7,192	$114	$142,989
Average assets under management	$36,516	$14,279	$6,406	$34,158	$22,913	$885	$7,936	$3,647	$3,435	$7,095	$90	$137,360
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
The table below sets forth our assets under management by distribution channel (1):

	As of June 30, 2024		As of June 30, 2023
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$99,423	62.6%	$90,398	63.2%
Intermediary	54,087	34.0%	46,734	32.7%
Retail	5,377	3.4%	5,857	4.1%
Ending Assets Under Management	$158,887	100.0%	$142,989	100.0%

(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment. Assets under management within Artisan Private Funds are included within the institutional channel.

Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 9% of our total assets under management as of June 30, 2024.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2024	(unaudited; in millions)
Beginning assets under management	$77,414	$82,970	$160,384
Gross client cash inflows	3,377	2,227	5,604
Gross client cash outflows	(4,007)	(3,207)	(7,214)
Net client cash flows (2)	(630)	(980)	(1,610)
Artisan Funds’ distributions not reinvested (3)	(91)	—	(91)
Investment returns and other	292	(88)	204
Ending assets under management	$76,985	$81,902	$158,887
Average assets under management	$77,008	$81,571	$158,579
June 30, 2023
Beginning assets under management	$66,979	$71,519	$138,498
Gross client cash inflows	3,610	1,140	4,750
Gross client cash outflows	(3,744)	(2,113)	(5,857)
Net client cash flows (2)	(134)	(973)	(1,107)
Artisan Funds’ distributions not reinvested (3)	(68)	—	(68)
Investment returns and other	2,367	3,299	5,666
Ending assets under management	$69,144	$73,845	$142,989
Average assets under management	$67,330	$71,993	$139,323

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2024	(unaudited; in millions)
Beginning assets under management	$72,763	$77,404	$150,167
Gross client cash inflows	8,007	3,783	11,790
Gross client cash outflows	(8,389)	(5,533)	(13,922)
Net client cash flows (2)	(382)	(1,750)	(2,132)
Artisan Funds’ distributions not reinvested (3)	(176)	—	(176)
Investment returns and other	4,780	6,248	11,028
Ending assets under management	$76,985	$81,902	$158,887
Average assets under management	$75,790	$80,557	$156,347
June 30, 2023
Beginning assets under management	$60,811	$67,081	$127,892
Gross client cash inflows	7,981	2,307	10,288
Gross client cash outflows	(7,633)	(4,993)	(12,626)
Net client cash flows (2)	348	(2,686)	(2,338)
Artisan Funds’ distributions not reinvested (3)	(115)	—	(115)
Investment returns and other	8,100	9,450	17,550
Ending assets under management	$69,144	$73,845	$142,989
Average assets under management	$66,135	$71,225	$137,360

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

The following table sets forth our assets under management by asset class:

Three Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
June 30, 2024	(unaudited; in millions)
Beginning assets under management	$146,105	$11,048	$3,231	$160,384
Gross client cash inflows	4,282	1,155	167	5,604
Gross client cash outflows	(6,420)	(559)	(235)	(7,214)
Net client cash flows (2)	(2,138)	596	(68)	(1,610)
Artisan Funds’ distributions not reinvested (3)	—	(91)	—	(91)
Investment returns and other	(25)	117	112	204
Ending assets under management	$143,942	$11,670	$3,275	$158,887
Average assets under management	$143,986	$11,322	$3,271	$158,579
June 30, 2023
Beginning assets under management	$126,871	$7,988	$3,639	$138,498
Gross client cash inflows	3,952	669	129	4,750
Gross client cash outflows	(4,704)	(643)	(510)	(5,857)
Net client cash flows (2)	(752)	26	(381)	(1,107)
Artisan Funds’ distributions not reinvested (3)	—	(68)	—	(68)
Investment returns and other	5,265	157	244	5,666
Ending assets under management	$131,384	$8,103	$3,502	$142,989
Average assets under management	$127,642	$8,070	$3,611	$139,323

Six Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
June 30, 2024	(unaudited; in millions)
Beginning assets under management	$137,367	$10,011	$2,789	$150,167
Gross client cash inflows	8,659	2,597	534	11,790
Gross client cash outflows	(12,388)	(1,026)	(508)	(13,922)
Net client cash flows (2)	(3,729)	1,571	26	(2,132)
Artisan Funds’ distributions not reinvested (3)	—	(176)	—	(176)
Investment returns and other	10,304	264	460	11,028
Ending assets under management	$143,942	$11,670	$3,275	$158,887
Average assets under management	$142,314	$10,902	$3,131	$156,347
June 30, 2023
Beginning assets under management	$116,832	$7,059	$4,001	$127,892
Gross client cash inflows	8,242	1,738	308	10,288
Gross client cash outflows	(10,373)	(1,083)	(1,170)	(12,626)
Net client cash flows (2)	(2,131)	655	(862)	(2,338)
Artisan Funds’ distributions not reinvested (3)	—	(115)	—	(115)
Investment returns and other	16,683	504	363	17,550
Ending assets under management	$131,384	$8,103	$3,502	$142,989
Average assets under management	$125,720	$7,847	$3,793	$137,360

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

Results of Operations
Three months ended June 30, 2024, compared to Three months ended June 30, 2023

	For the Three Months Ended June 30,		For the Period-to-Period
	2024	2023	$	%

Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues	$270.8	$242.9	$27.9	11%
Operating Expenses
Total compensation and benefits	146.8	130.4	16.4	13%
Other operating expenses	37.4	35.8	1.6	4%
Total operating expenses	184.2	166.2	18.0	11%
Total operating income	86.6	76.7	9.9	13%
Non-operating income (expense)
Interest expense	(2.2)	(2.1)	(0.1)	(5)%
Other non-operating income (expense)	5.6	17.7	(12.1)	(68)%
Total non-operating income (expense)	3.4	15.6	(12.2)	(78)%
Income before income taxes	90.0	92.3	(2.3)	(2)%
Provision for income taxes	18.7	18.5	0.2	1%
Net income before noncontrolling interests	71.3	73.8	(2.5)	(3)%
Less: Noncontrolling interests - Artisan Partners Holdings	11.5	12.2	(0.7)	(6)%
Less: Noncontrolling interests - consolidated investment products	2.2	8.0	(5.8)	(73)%
Net income attributable to Artisan Partners Asset Management Inc.	$57.6	$53.6	$4.0	7%
Share Data
Basic earnings per share	$0.80	$0.76
Diluted earnings per share	$0.80	$0.76
Basic weighted average number of common shares outstanding	64,960,740	63,503,389
Diluted weighted average number of common shares outstanding	64,998,499	63,520,040
Investment Advisory Revenues
Essentially all of our revenues consist of fees earned from managing clients’ assets. Investment advisory fees, which are comprised of management fees and performance fees (including incentive allocations), fluctuate based on a number of factors, including the total value of our assets under management, the composition of assets under management among investment vehicles and our investment strategies, changes in the investment management fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market and, for the accounts on which we earn performance fees, the investment performance of those accounts.
The different fee structures associated with Artisan Funds, Artisan Global Funds, and separate accounts and other pooled vehicles, and the different fee schedules applicable to each of our investment strategies, make the composition of our assets under management an important determinant of the investment management fees we earn. Historically, we have received higher effective rates of investment management fees from Artisan Funds and Artisan Global Funds than from traditional separate accounts reflecting, among other things, the different and broader array of services we provide to Artisan Funds and Artisan Global Funds. Investment management fees for non-U.S. funds may also be higher because they include fees to offset higher distribution costs. Our investment management fees also differ by investment strategy, with higher-capacity strategies having lower standard fee rates than strategies with more limited capacity.
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 2% of our $158.9 billion of assets under management as of June 30, 2024 have performance fee billing arrangements. Performance fees of less than $0.1 million were recognized in each of the three-month periods ended June 30, 2024 and June 30, 2023.

The increase in revenues of $27.9 million, or 11%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was driven primarily by a $19.3 billion, or 14% increase in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 68.8 basis points for the three months ended June 30, 2024, compared to 70.1 basis points for the three months ended June 30, 2023. The decrease in the weighted average investment management fee was predominantly due to changes in strategy mix.
The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2024	2023	2024	2023

	(unaudited; dollars in millions)
Investment advisory fees	$100.6	$91.3	$170.2	$151.6
Weighted average management fee (2)	49.6 bps	51.0 bps	88.7 bps	90.4 bps
Percentage of ending AUM	52%	52%	48%	48%
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
Operating Expenses
Operating expenses increased $18.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as a result of a $16.4 million increase in compensation and benefits and a $1.6 million increase in other operating expenses.
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$129.4	$116.3	$13.1	11%
Long-term incentive compensation awards	17.4	14.1	3.3	23%
Total compensation and benefits	$146.8	$130.4	$16.4	13%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits is primarily due to a $10.9 million increase in incentive compensation driven by higher revenues in the three months ended June 30, 2024. Long-term incentive compensation costs also increased $3.3 million, which includes $1.9 million of additional expense resulting from the retirement acceleration feature on 2024 grants.
Total compensation and benefits was 54% of our revenues for the three months ended June 30, 2024 and 2023.
Other operating expenses
Other operating expenses increased $1.6 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in travel expense as well as an increase in third-party distribution expense as a result of an increase in AUM subject to those fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended June 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Interest expense	$(2.2)	$(2.1)	$(0.1)	5%
Interest income on cash and cash equivalents and other	2.1	1.2	$0.9	75%
Net investment gain (loss) of consolidated investment products	3.3	13.5	(10.2)	(76)%
Net investment gain (loss) on nonconsolidated seed investments	0.8	(0.5)	1.3	260%
Net investment gain (loss) on nonconsolidated franchise capital investments	(0.6)	3.5	(4.1)	(117)%
Total non-operating income (expense)	$3.4	$15.6	$(12.2)	(78)%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments decreased $13.0 million in the aggregate for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, predominately due to market conditions. In addition, the increase in interest income on cash and cash equivalents and other increased $0.9 million due to higher yields.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2024 and 2023 was 20.8% and 20.0%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% and 16% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended June 30, 2024 and 2023, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as a result of equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

Six months ended June 30, 2024, compared to Six months ended June 30, 2023

	For the Six Months Ended June 30,		Period-to-Period
	2024	2023	$	%

Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues	$535.2	$477.4	$57.8	12%
Operating Expenses
Total compensation and benefits	296.7	261.9	34.8	13%
Other operating expenses	74.2	70.5	3.7	5%
Total operating expenses	370.9	332.4	38.5	12%
Total operating income	164.3	145.0	19.3	13%
Non-operating income (expense)
Interest expense	(4.3)	(4.2)	(0.1)	(2)%
Other non-operating income (expense)	38.7	41.9	(3.2)	(8)%
Total non-operating income (expense)	34.4	37.7	(3.3)	(9)%
Income before income taxes	198.7	182.7	16.0	9%
Provision for income taxes	40.7	37.1	3.6	10%
Net income before noncontrolling interests	158.0	145.6	12.4	9%
Less: Noncontrolling interests - Artisan Partners Holdings	24.4	24.2	0.2	1%
Less: Noncontrolling interests - consolidated investment products	16.5	17.0	(0.5)	(3)%
Net income attributable to Artisan Partners Asset Management Inc.	$117.1	$104.4	$12.7	12%
Share Data
Basic earnings per share	$1.66	$1.50
Diluted earnings per share	$1.66	$1.50
Basic weighted average number of common shares outstanding	64,640,358	63,368,343
Diluted weighted average number of common shares outstanding	64,676,873	63,384,352
Investment Advisory Revenues
The increase in revenues of $57.8 million, or 12%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was driven primarily by an $18.9 billion, or 14%, increase in our average assets under management. The weighted average management fee, which excludes performance fees, was 69.0 basis points for the six months ended June 30, 2024, compared to 70.2 basis points for the six months ended June 30, 2023. The decrease in the weighted average investment management fee was predominantly due to changes in strategy mix. Additionally, performance fees of $0.1 million were recognized in each of the six months ended June 30, 2024 and 2023.
The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicles. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2024	2023	2024	2023

	(unaudited; dollars in millions)
Investment advisory fees	$199.5	$181.2	$335.7	$296.2
Weighted average management fee(2)	49.8 bps	51.4 bps	88.9 bps	90.4 bps
Percentage of ending AUM	52%	52%	48%	48%
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

Operating Expenses
Operating expenses increased $38.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to a $34.8 million increase in total compensation and benefits and a $3.7 million increase in other operating expenses.
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$258.5	$231.8	$26.7	12%
Long-term incentive compensation awards	38.2	30.1	8.1	27%
Total compensation and benefits	$296.7	$261.9	$34.8	13%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was primarily due to a $21.4 million increase in incentive compensation driven by higher revenues, combined with an $8.1 million increase in long-term incentive compensation costs, which includes $4.0 million of additional expense from the retirement acceleration feature on 2024 grants.
During the first quarter of 2024, the Company’s board of directors approved the grant of long-term incentive awards with a grant date fair value of $59.2 million consisting of $20.8 million of restricted share-based awards and $38.4 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. Long-term incentive compensation award expense for all awards is expected to be approximately $16 million for the remaining quarters in fiscal 2024, exclusive of the impact of investment returns on franchise capital awards.
Total compensation and benefits was 55% of our revenues for the six months ended June 30, 2024, and 2023.
Other operating expenses
Other operating expenses increased $3.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in travel expense, an increase in information technology costs, as well as an increase in third-party distribution expense as a result of an increase in AUM subject to those fees.
Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Six Months Ended June 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Interest expense	$(4.3)	$(4.2)	$(0.1)	2%
Interest income on cash and cash equivalents and other	3.9	1.7	$2.2	129%
Net investment gain (loss) of consolidated investment products	22.5	28.4	(5.9)	(21)%
Net investment gain (loss) on nonconsolidated seed investments	3.3	1.2	2.1	175%
Net investment gain (loss) on nonconsolidated franchise capital investments	9.0	10.6	(1.6)	(15)%
Total non-operating income (expense)	$34.4	$37.7	$(3.3)	(9)%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments decreased $5.4 million in the aggregate for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, predominately due to market conditions. The increase in interest income on cash and cash equivalents and other increased $2.2 million for the six months ended June 30, 2024, as a result of higher yields.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 20.5% and 20.3% for the six months ended June 30, 2024 and 2023, respectively.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% and 16% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the six months ended June 30, 2024 and 2023, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as a result of Holdings’ unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

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
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, and (3) net investment gain (loss) of investment products. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM’s current federal, state and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Reconciliation of non-GAAP financial measures:	(unaudited; in millions, except per share data)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$57.6	$53.6	$117.1	$104.4
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.5	12.2	24.4	24.2
Add back: Provision for income taxes	18.7	18.5	40.7	37.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	0.7	0.8	4.6	2.5
Add back: Net investment (gain) loss of investment products attributable to APAM	(0.8)	(8.5)	(17.3)	(22.8)
Less: Adjusted provision for income taxes	21.7	18.9	41.9	35.9
Adjusted net income (Non-GAAP)	$66.0	$57.7	$127.6	$109.5

Average shares outstanding
Class A common shares	65.0	63.5	64.6	63.4
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.6	5.7	5.6	5.7
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.4	11.5	10.7	11.5
Adjusted shares	81.0	80.7	80.9	80.6

Basic earnings per share (GAAP)	$0.80	$0.76	$1.66	$1.50
Diluted earnings per share (GAAP)	$0.80	$0.76	$1.66	$1.50
Adjusted net income per adjusted share (Non-GAAP)	$0.82	$0.71	$1.58	$1.36

Operating income (GAAP)	$86.6	$76.7	$164.3	$145.0
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	0.7	0.8	4.6	2.5
Adjusted operating income (Non-GAAP)	$87.3	$77.5	$168.9	$147.5

Operating margin (GAAP)	32.0%	31.6%	30.7%	30.4%
Adjusted operating margin (Non-GAAP)	32.2%	31.9%	31.6%	30.9%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$57.6	$53.6	$117.1	$104.4
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.5	12.2	24.4	24.2
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	0.7	0.8	4.6	2.5
Add back: Net investment (gain) loss of investment products attributable to APAM	(0.8)	(8.5)	(17.3)	(22.8)
Add back: Interest expense	2.2	2.1	4.3	4.2
Add back: Provision for income taxes	18.7	18.5	40.7	37.1
Add back: Depreciation and amortization	2.4	2.4	4.8	4.5
Adjusted EBITDA (Non-GAAP)	$92.3	$81.1	$178.6	$154.1

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(unaudited; in millions)
Cash and cash equivalents	$195.4	$141.0
Accounts receivable	111.0	101.2
Seed investments (1)	154.0	150.1
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan’s direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $145.9 million of investments made related to long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $176.6 million of our cash and cash equivalents balance was invested in money market funds as of June 30, 2024.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2024, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of June 30, 2024, the balance of all seed investments, including investments in consolidated investment products, was $154.0 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion. We monitor for opportunities to redeem existing seed investments as sufficient scale in those strategies and vehicles is achieved.
During the six months ended June 30, 2024, we also made investments of $38.4 million related to funded long-term incentive compensation plans. As of June 30, 2024, the value of investments held in connection with funded long-term incentive compensation plans was $145.9 million.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series D, Series E and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the six months ended June 30, 2024.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2024.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2024 and 2023, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$16.1	$14.1	$20.2	$17.4
Holdings Partnership Distributions to APAM	97.9	77.0	124.0	96.7
Total Holdings Partnership Distributions	$114.0	$91.1	$144.2	$114.1
On July 23, 2024, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $38.6 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three and six months ended June 30, 2024 and 2023:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2024	2023	2024	2023
Quarterly	Class A Common	$0.61	$0.50	$1.29	$1.05
Special Annual	Class A Common	$—	$—	$0.34	$0.35
Our board of directors declared, effective July 23, 2024, a variable quarterly dividend of $0.71 per share of Class A common stock with respect to the June quarter of 2024, payable on August 30, 2024 to stockholders of record as of the close of business on August 16, 2024. The variable quarterly dividend represents approximately 80% of the cash generated in the June quarter of 2024 and a pro-rata portion of 2024 tax savings related to our tax receivable agreements.
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

Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $347.7 million liability as of June 30, 2024. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. In fiscal 2024, we expect to make TRA payments totaling approximately $37.2 million, $27.9 million of which was paid during the quarter ended June 30, 2024.
Cash Flows

	For the Six Months Ended June 30,
	2024	2023

	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$178.5	$143.2
Net cash provided by operating activities	222.9	183.1
Net cash used in investing activities	(24.7)	(35.0)
Net cash used in financing activities	(139.8)	(93.7)
Net impact of deconsolidation of consolidated investment products	(4.0)	—
Cash, cash equivalents and restricted cash as of June 30	$232.9	$197.6
Net cash provided by operating activities increased $39.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the $10.0 million increase in operating income (excluding share based compensation expense), the $38.1 million net increase as a result of activity within the consolidated investment products, and the $8.5 million net decrease from changes in working capital.
Investing activities consist primarily of acquiring property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investing activities decreased $10.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a decrease in the purchase of investment securities relating to franchise capital awards allocated to non-consolidated investment products, a decrease in capital expenditures, and an increase in redemptions of seed investments and franchise capital investments in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 .
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities increased $46.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a $17.6 million increase in dividends paid as well as a $24.9 million decrease in contributions from noncontrolling interests in our consolidated investment products.
During the six months ended June 30, 2024, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $4.0 million decrease in cash, cash equivalents and restricted cash.

Certain Contractual Obligations
As of June 30, 2024, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $364.0 million at December 31, 2023 to $347.7 million at June 30, 2024. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. Overall in fiscal 2024, we expect to make payments of approximately $37.2 million, of which $27.9 million was paid during the quarter ended June 30, 2024.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended June 30, 2024, 28,540 shares of Class B common stock were canceled, and 28,540 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023; (ii) the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2024 and 2023; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the six months ended June 30, 2024 and 2023; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2024 and 2023; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the six months ended June 30, 2024 and 2023.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: July 26, 2024

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)