Form 10-Q
period 2024-09-30
Artisan Partners Asset Management Inc.
filed 2024-11-01
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 30, 2024 were 70,069,120, 1,579,068 and 8,712,951, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	September 30, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$253,949	$141,008
Accounts receivable	109,976	101,169
Investment securities	211,940	150,522
Property and equipment, net	43,483	46,638
Deferred tax assets	419,465	436,529
Prepaid expenses and other assets	19,053	20,348
Operating lease assets	87,201	94,747
Assets of consolidated investment products
Cash and cash equivalents	25,851	37,459
Accounts receivable and other	25,931	13,343
Investment assets, at fair value	413,752	364,095
Total assets	$1,610,601	$1,405,858

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$28,867	$25,509
Accrued incentive compensation	164,340	52,226
Borrowings	199,389	199,267
Operating lease liabilities	105,690	113,391
Amounts payable under tax receivable agreements	341,400	364,048
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	58,040	38,080
Investment liabilities, at fair value	8,860	9,580
Total liabilities	906,586	802,101
Commitments and contingencies
Redeemable noncontrolling interests	298,987	252,406
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 70,069,120 and 68,554,078 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	701	685
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,579,068 and 2,435,739 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	16	24
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 8,712,951 and 9,024,947 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	87	90
Additional paid-in capital	214,854	193,722
Retained earnings	158,239	132,126
Accumulated other comprehensive income (loss)	(1,818)	(2,496)
Total Artisan Partners Asset Management Inc. stockholders’ equity	372,079	324,151
Noncontrolling interests - Artisan Partners Holdings	32,949	27,200
Total stockholders’ equity	405,028	351,351
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,610,601	$1,405,858

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Management fees	$279,546	$248,691	$814,665	$725,980
Performance fees	36	31	86	154
Total revenues	279,582	248,722	$814,751	$726,134
Operating Expenses
Compensation and benefits	149,034	130,648	445,704	392,593
Distribution, servicing and marketing	6,363	6,153	19,149	17,786
Occupancy	8,208	7,244	23,010	21,506
Communication and technology	13,053	12,974	39,661	38,395
General and administrative	9,744	9,548	29,759	28,690
Total operating expenses	186,402	166,567	557,283	498,970
Total operating income	93,180	82,155	257,468	227,164
Non-operating income (expense)
Interest expense	(2,199)	(2,297)	(6,454)	(6,520)
Interest income on cash and cash equivalents and other	2,769	2,089	6,619	3,773
Net gain (loss) on the tax receivable agreements	(504)	505	(504)	505
Net investment gain (loss) of consolidated investment products	23,165	9,787	45,636	38,189
Net investment gain (loss) of nonconsolidated investment products	12,378	(4,241)	24,679	7,556
Total non-operating income (expense)	35,609	5,843	69,976	43,503
Income before income taxes	128,789	87,998	327,444	270,667
Provision for income taxes	24,604	14,570	65,307	51,663
Net income before noncontrolling interests	104,185	73,428	262,137	219,004
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	14,584	11,319	38,938	35,493
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	16,611	8,954	33,154	25,978
Net income attributable to Artisan Partners Asset Management Inc.	$72,990	$53,155	$190,045	$157,533

Basic earnings per share	$1.03	$0.76	$2.68	$2.27
Diluted earnings per share	$1.03	$0.76	$2.68	$2.27
Basic weighted average number of common shares outstanding	65,123,054	63,520,402	64,802,431	63,419,587
Diluted weighted average number of common shares outstanding	65,162,898	63,563,044	64,840,056	63,449,804
Dividends declared per Class A common share	$0.71	$0.61	$2.34	$2.01

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income before noncontrolling interests	$104,185	$73,428	$262,137	$219,004
Other comprehensive income (loss)
Foreign currency translation gain (loss)	930	(770)	827	144
Total other comprehensive income (loss)	930	(770)	827	144
Comprehensive income	105,115	72,658	262,964	219,148
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	14,731	11,204	38,671	35,727
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	16,611	8,954	33,154	25,978
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$73,773	$52,500	$191,139	$157,443

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended September 30, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2024	$699	$17	$87	$207,664	$135,316	$(2,614)	$30,535	$371,704	$276,420
Net income	—	—	—	—	72,990	—	14,584	87,574	16,611
Other comprehensive income - foreign currency translation	—	—	—	—	—	810	120	930	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(10)	—	(14)	24	—	—
Amortization of equity-based compensation	—	—	—	6,664	—	—	956	7,620	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	537	—	—	—	537	—
Issuance of restricted stock awards	1	—	—	(1)	—	—	—	—	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	5,956
Distributions	—	—	—	—	—	—	(13,244)	(13,244)	—
Dividends	—	—	—	—	(50,067)	—	(26)	(50,093)	—
Balance at September 30, 2024	$701	$16	$87	$214,854	$158,239	$(1,818)	$32,949	$405,028	$298,987

Three months ended September 30, 2023	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2023	$685	$25	$90	$181,484	$101,243	$(2,531)	$25,741	$306,737	$206,288
Net income	—	—	—	—	53,155	—	11,319	64,474	8,954
Other comprehensive income - foreign currency translation	—	—	—	—	—	(655)	(115)	(770)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(532)	—	(60)	592	—	—
Amortization of equity-based compensation	—	—	—	6,781	—	—	1,114	7,895	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	32	—	—	—	32	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(1)	—	—	—	(1)	—
Capital contributions, net	—	—	—	—	—	—	—	—	23,013
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(18,529)
Distributions	—	—	—	—	—	—	(12,883)	(12,883)	—
Dividends	—	—	—	—	(42,132)	—	(28)	(42,160)	—
Balance at September 30, 2023	$685	$25	$90	$187,764	$112,266	$(3,246)	$25,740	$323,324	$219,726
The accompanying notes are an integral part of the consolidated financial statements.

Nine months ended September 30, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2024	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406
Net income	—	—	—	—	190,045	—	38,938	228,983	33,154
Other comprehensive income - foreign currency translation	—	—	—	—	—	722	105	827	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	1,922	—	(44)	(1,878)	—	—
Amortization of equity-based compensation	—	—	—	21,670	—	—	3,079	24,749	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,420	—	—	—	3,420	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(5,874)	—	—	(956)	(6,831)	—
Exchange of subsidiary equity	11	(8)	(3)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	35,043
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(21,616)
Distributions	—	—	—	—	—	—	(33,445)	(33,445)	—
Dividends	—	—	—	—	(163,932)	—	(94)	(164,026)	—
Balance at September 30, 2024	$701	$16	$87	$214,854	$158,239	$(1,818)	$32,949	$405,028	$298,987

Nine months ended September 30, 2023	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2023	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280
Net income	—	—	—	—	157,533	—	35,493	193,026	25,978
Other comprehensive income - foreign currency translation	—	—	—	—	—	(90)	234	144	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(696)	—	(77)	773	—	—
Amortization of equity-based compensation	—	—	—	22,489	—	—	3,523	26,012	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	421	—	—	—	421	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(85)	—	—	—	(85)	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(5,775)	—	—	(981)	(6,758)	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	76,997
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(18,529)
Distributions	—	—	—	—	—	—	(30,341)	(30,341)	—
Dividends	—	—	—	—	(138,355)	—	(97)	(138,452)	—
Balance at September 30, 2023	$685	$25	$90	$187,764	$112,266	$(3,246)	$25,740	$323,324	$219,726
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income before noncontrolling interests	$262,137	$219,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,501	6,896
Deferred income taxes	33,992	32,286
Asset impairment	979	—
Noncash lease expense (benefit)	(795)	(158)
Net investment (gain) loss on nonconsolidated investment securities	(24,679)	(7,551)
Net (gain) loss on the tax receivable agreements	504	(505)
(Gain) loss on disposal of property and equipment	29	2
Amortization of debt issuance costs	279	333
Share-based compensation	24,749	26,012
Net investment (gain) loss of consolidated investment products	(45,636)	(38,189)
Purchase of investments by consolidated investment products	(264,618)	(325,922)
Proceeds from sale of investments by consolidated investment products	207,022	224,288
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(6,807)	2,232
Prepaid expenses and other assets	1,258	431
Accounts payable and accrued expenses	122,975	100,060
Net change in operating assets and liabilities of consolidated investment products including net investment income	16,776	23,583
Net cash provided by operating activities	335,666	262,802
Cash flows from investing activities
Acquisition of property and equipment	(1,106)	(585)
Leasehold improvements	(3,192)	(5,690)
Proceeds from sale of investment securities	11,689	5,226
Purchase of investment securities	(31,810)	(35,483)
Net cash used in investing activities	(24,419)	(36,532)
Cash flows from financing activities
Partnership distributions	(33,445)	(30,341)
Dividends paid	(164,026)	(138,451)
Payments under the tax receivable agreements	(36,659)	(35,757)
Taxes paid related to employee net share settlement	(6,831)	(6,758)
Capital contributions to consolidated investment products, net	35,043	76,997
Net cash used in financing activities	(205,918)	(134,310)
Net increase in cash, cash equivalents, and restricted cash	105,329	91,960
Net cash impact of deconsolidation of CIPs	(3,996)	(4,679)
Cash, cash equivalents and restricted cash
Beginning of period	178,467	143,248
End of period	$279,800	$230,529

Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$253,949	$198,308
Cash and cash equivalents of consolidated investment products	25,851	32,221
Cash, cash equivalents and restricted cash	$279,800	$230,529

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$18,465	$3,214
Establishment of amounts payable under tax receivable agreements	14,011	828
Increase in investment securities due to deconsolidation of CIPs	23,831	19,612
Operating lease assets obtained in exchange for operating lease liabilities	3,197	78
Settlement of franchise capital liability via transfer of investment securities	7,212	3,204

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2024, APAM held approximately 87% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of September 30, 2024, Artisan had a controlling financial interest in five sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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
Recent accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through requirements for more detailed information about significant segment expenses. The Company is required to adopt the guidance for the year ending December 31, 2024. The adoption will not have a material impact on the Company's consolidated financial statements. However, as the Company operates as a single reportable segment, the adoption will result in additional disclosures, including the title of the chief operating decision maker (“CODM”), the measure of the segment’s profit utilized by the CODM for assessing operating performance, and significant expenses within that measure of profit regularly provided to the CODM.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance for the year ending December 31, 2025. The Company has determined that the ASU will not have a material impact on its consolidated financial statements.

Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products.”

	As of September 30, 2024	As of December 31, 2023
Investments in equity securities	$196,329	$139,240
Investments in equity securities accounted for under the equity method	15,611	11,282
Total investment securities	$211,940	$150,522
Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. As of September 30, 2024 and December 31, 2023, $137.8 million and $107.0 million, respectively, of Artisan’s investment securities were related to funded long-term incentive compensation plans (excluding investments in consolidated investment products).
Unrealized gain (loss) related to investment securities held at the end of the periods indicated below were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss) on investment securities held at the end of the period	$10,697	$(3,901)	$20,198	$6,458
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
The following provides the hierarchy of inputs used to derive the fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2024 and December 31, 2023:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2024
Assets
Money market funds [1]	$230,923	$—	$230,923	$—	$—
Equity securities	211,940	14,923	197,017	—	—

December 31, 2023
Assets
Money market funds [1]	$118,768	$—	$118,768	$—	$—
Equity securities	150,522	10,744	139,778	—	—
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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2024 and December 31, 2023:

	Maturity (1)	As of September 30, 2024	As of December 31, 2023	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		200,000	200,000
Debt issuance costs		(611)	(733)
Total borrowings		$199,389	$199,267
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $186.0 million as of September 30, 2024. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of September 30, 2024, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $1.9 million for the three months ended September 30, 2024 and 2023, and $5.8 million for the nine months ended September 30, 2024 and 2023.
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
As of September 30, 2024, Artisan is considered to have a controlling financial interest in five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $99.6 million.
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

During the nine months ended September 30, 2024, the Company determined that it no longer had a controlling financial interest in one series of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the nine months ended September 30, 2024. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $23.8 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of September 30, 2024, Artisan held direct equity investments of $15.6 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
Fair Value Measurements - Consolidated Investment Products
Investments held by CIPs are reflected at fair value. Short and long positions on equity securities are valued based upon closing prices of the security on the exchange or market designated by the accounting agent or pricing vendor as the principal exchange. The closing price may represent last sale price, official closing price, a closing auction or other information depending on market convention. Short and long positions on fixed income instruments are valued at market value. Market values are generally evaluations based on prices provided by independent pricing vendors, which may consider, among other factors, the prices at which securities actually trade, broker-dealer quotations, pricing formulas, estimates of market values obtained from yield data relating to investments or securities with similar characteristics and/or discounted cash flow models that might be applicable. Short-term investments are comprised of repurchase agreements and U.S. Treasury obligations. Repurchase agreements are valued at cost plus accrued interest and U.S. treasury obligations are valued using the same principles as fixed income securities. Derivative assets and liabilities are generally comprised of put and call options on securities and indices and forward foreign currency contracts. Put and call options are valued at the mid price (average of bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange. Open forward foreign currency contracts are valued using the market spot rate. Private equity investments are valued at market value, which are generally evaluations based on estimates of market values obtained using valuation multiples on key financial metrics and/or discounted cash flow models.
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2024 and December 31, 2023:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2024
Assets
Money market funds	$16,489	$16,489	$—	$—
Equity securities - long position	69,721	67,418	2,303	—
Fixed income instruments - long position	335,881	—	328,256	7,625
Derivative assets	1,256	8	1,248	—
Private equity	6,895	—	—	6,895

Liabilities
Fixed income instruments - short position	$6,932	$—	$6,932	$—
Derivative liabilities	505	52	453	—
Repurchase agreements	1,423	—	1,423	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Money market funds	$18,156	$18,156	$—	$—
Equity securities - long position	42,693	40,838	1,855	—
Fixed income instruments - long position	315,183	—	309,110	6,073
Derivative assets	1,004	—	1,004	—
Short-term investments	5,215	—	5,215	—

Liabilities
Fixed income instruments - short position	$7,392	$—	$7,392	$—
Derivative liabilities	2,188	843	1,345	—
CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of September 30, 2024	As of December 31, 2023
Net CIP assets included in the table above	$421,382	$372,671
Net CIP assets/(liabilities) not included in the table above	(22,748)	(5,434)
Total Net CIP assets	398,634	367,237
Less: redeemable noncontrolling interests	298,987	252,406
Artisan’s direct equity investment in CIPs	$99,647	$114,831
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2024, APAM held approximately 87% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2024, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2023	68,554,078	11,460,686	80,014,764	86%
Holdings Common Unit Exchanges	1,168,667	(1,168,667)	—	1%
Issuance of APAM Restricted Shares (1)	502,774	—	502,774	—%
Delivery of Shares Underlying RSUs and PSUs (1)	28,795	—	28,795	—%
Restricted Share Award Net Share Settlement (1)	(149,172)	—	(149,172)	—%
Forfeitures from Employee Terminations (1)	(36,022)	—	(36,022)	—%
Balance at September 30, 2024	70,069,120	10,292,019	80,361,139	87%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Nine Months Ended September 30,
	2024	2023
Additional paid-in capital	$1,922	$(696)
Noncontrolling interests - Artisan Partners Holdings	(1,878)	773
Accumulated other comprehensive income (loss)	(44)	(77)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $1.0 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of September 30, 2024 and December 31, 2023:

		Outstanding
	Authorized	As of September 30, 2024	As of December 31, 2023	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	70,069,120	68,554,078	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,579,068	2,435,739	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	8,712,951	9,024,947	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2024, Artisan’s employees held 5,166,152 restricted shares of Class A common stock and all 1,579,068 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2024 and 2023:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2024	2023	2024	2023
Quarterly	Class A Common	$0.71	$0.61	$2.00	$1.66
Special Annual	Class A Common	$—	$—	$0.34	$0.35

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2024:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2023	80,014,764	68,554,078	2,435,739	9,024,947
Holdings Common Unit Exchanges	—	1,168,667	(753,667)	(415,000)
Restricted Share Award Grants	502,774	502,774	—	—
Restricted Share Award Net Share Settlement	(149,172)	(149,172)	—	—
Delivery of Shares Underlying RSUs and PSUs	28,795	28,795	—	—
Employee/Partner Terminations	(36,022)	(36,022)	(103,004)	103,004
Balance at September 30, 2024	80,361,139	70,069,120	1,579,068	8,712,951

(1) There were 395,965 and 361,215 restricted stock units outstanding at September 30, 2024 and December 31, 2023, respectively. In addition, there were 176,192 and 216,170 performance share units outstanding at September 30, 2024 and December 31, 2023, respectively. Based on the quarter-end status of the market and performance conditions, the 176,192 unvested performance share units would ultimately result in the issuance of 224,162 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Holdings Partnership Distributions to Limited Partners	$13,244	$12,883	$33,445	$30,341
Holdings Partnership Distributions to APAM	84,370	72,419	208,401	169,102
Total Holdings Partnership Distributions	$97,614	$85,302	$241,846	$199,443
The distributions are recorded as a reduction to consolidated stockholders’ equity, with the exception of distributions made to APAM, which are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees
Artisan Funds	$161,433	$145,269	$471,637	$420,244
Artisan Global Funds	13,287	11,220	38,755	32,388
Separate accounts and other (1)	104,826	92,202	304,273	273,348
Performance fees
Separate accounts and other (1)	36	31	86	154
Total revenues (2)	$279,582	$248,722	$814,751	$726,134
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

The following table presents the balances of receivables related to contracts with customers:

Customer	As of September 30, 2024	As of December 31, 2023
Artisan Funds	$9,037	$8,251
Artisan Global Funds	6,151	5,047
Separate accounts and other	85,940	81,441
Total receivables from contracts with customers	101,128	94,739
Non-customer receivables	8,848	6,430
Accounts receivable	$109,976	$101,169
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
Artisan had no other contract assets or liabilities from contracts with customers as of September 30, 2024 or December 31, 2023.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected.
Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Salaries, incentive compensation and benefits (1)	$128,604	$118,271	$387,067	$350,147
Long-term cash incentive compensation expense	12,941	4,625	35,088	17,969
Restricted share-based award compensation expense	7,489	7,752	23,549	24,477
Long-term incentive compensation expense	20,430	12,377	58,637	42,446
Total compensation and benefits	$149,034	$130,648	$445,704	$392,593
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
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,933,801 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) at September 30, 2024.
During the nine months ended September 30, 2024, Artisan granted 502,774 restricted stock awards and 1,281 restricted stock units.

The following tables summarize the restricted share-based award activity for the nine months ended September 30, 2024:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2024	$38.84	5,351,492
Granted	41.97	504,055
Forfeited	40.26	(36,022)
Vested	37.56	(543,045)
Unvested at September 30, 2024	$39.26	5,276,480

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2024 (2)	$54.89	216,170
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved (1)	45.72	3
Vested (1)	50.52	(39,981)
Unvested at September 30, 2024 (2)	$37.86	176,192
(1) During the nine months ended September 30, 2024, the 75,230 PSUs granted in 2021 met the requisite three-year performance conditions for the potential delivery of 75,233 shares (3 additional shares for results achieved). 39,981 shares of Class A common stock were delivered in the nine months ended September 30, 2024, while the remaining 35,252 units remain subject to the qualified retirement provision.

(2) 80,252 and 45,000 PSUs at September 30, 2024 and December 31, 2023, respectively, had met the requisite three-year performance conditions for vesting but remain outstanding subject to a qualifying retirement vesting condition.

Based on the quarter-end status of the market and performance conditions, the 176,192 unvested PSUs would ultimately result in the issuance of 224,162 shares of Class A common stock if all other vesting conditions were met.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of September 30, 2024 was $59.3 million with a weighted average recognition period of 2.8 years remaining. The unrecognized compensation expense for the unvested PSUs as of September 30, 2024 was $1.6 million with a weighted average recognition period of 1.4 years remaining.
During the nine months ended September 30, 2024, the Company withheld a total of 161,650 restricted shares and paid a total of $6.8 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the nine months ended September 30, 2024, Artisan granted $38.4 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 18 months. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.

The Company hedges its economic exposure to the change in value of franchise capital awards due to market movements by investing the cash reserved for the awards in the underlying investments. The franchise capital award liability and the underlying investment holdings are marked to market each quarter. The change in value of the award liability is recognized as a compensation expense on a straight-line basis over the required service period. The change in value of the underlying investment holdings is recognized in non-operating income (expense) in the period of change. While there is a timing difference between the recognition of the compensation expense and the offsetting investment gain or loss, the compensation expense and investment income will net to zero at the end of the multi-year vesting period for all awards that ultimately vest.

The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statement of Operations Section	Statement of Operations Line Item	2024	2023	2024	2023
Operating expenses (benefit)	Compensation and benefits	$4,596	$(1,230)	$9,187	$1,216
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	8,800	(4,454)	17,828	6,127
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	848	148	1,970	711
The franchise capital award liability was $52.3 million and $33.0 million as of September 30, 2024 and December 31, 2023, respectively, and is included in accrued incentive compensation in the unaudited consolidated statements of financial condition. The unrecognized compensation expense for the unvested franchise capital awards as of September 30, 2024 was $102.0 million with a weighted average recognition period of 2.9 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2024, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
APAM’s effective tax rate was 19.9% and 19.1% for the nine months ended September 30, 2024 and 2023, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Current:
Federal	$9,658	$4,240	$23,398	$14,546
State and local	3,457	950	7,458	4,128
Foreign	(40)	337	459	703
Total	13,075	5,527	31,315	19,377
Deferred:
Federal	9,758	7,687	28,856	27,448
State and local	1,771	1,356	5,136	4,838
Total	11,529	9,043	33,992	32,286
Income tax expense (benefit)	$24,604	$14,570	$65,307	$51,663
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2024 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2023	$384,423	$364,048
2024 Holdings Common Unit Exchanges	15,891	13,507
Amortization	(34,121)	—
Payments under TRAs	—	(36,659)
Change in estimate	(5)	504
September 30, 2024	$366,188	$341,400

Net deferred tax assets comprise the following:

	As of September 30, 2024	As of December 31, 2023
Deferred tax assets:
Amortizable basis (1)	$366,188	$384,423
Other (2)	53,277	52,106
Total deferred tax assets	419,465	436,529
Less: valuation allowance (3)	—	—
Net deferred tax assets	$419,465	$436,529

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $1.8 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $0.2 million and less than $0.1 million as of September 30, 2024 and December 31, 2023, respectively. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2024, U.S. federal income tax returns filed for the years 2021 through 2023 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2020 to 2023.
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

The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2024	2023	2024	2023
Numerator:
Net income attributable to APAM	$72,990	$53,155	$190,045	$157,533
Less: Allocation to participating securities	6,176	4,691	16,068	13,799
Net income available to common stockholders	$66,814	$48,464	$173,977	$143,734
Denominator:
Basic weighted average shares outstanding	65,123,054	63,520,402	64,802,431	63,419,587
Dilutive effect of nonparticipating share-based awards	39,844	42,642	37,625	30,217
Diluted weighted average shares outstanding	65,162,898	63,563,044	64,840,056	63,449,804
Earnings per share - Basic	$1.03	$0.76	$2.68	$2.27
Earnings per share - Diluted	$1.03	$0.76	$2.68	$2.27
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2024	2023	2024	2023
Holdings limited partnership units	10,353,310	11,487,400	10,574,160	11,517,987
Unvested restricted share-based awards	5,460,311	5,586,181	5,484,250	5,571,819
Total	15,813,621	17,073,581	16,058,410	17,089,806
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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At September 30, 2024 and December 31, 2023, accounts receivable included $2.9 million and $0.2 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2024	2023	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$162,174	$145,738	$473,175	$421,459
Elimination of fees from consolidated investment products (1)	—	(67)	—	(265)
Consolidated investment advisory fees (Gross of expense reimbursements)	$162,174	$145,671	$473,175	$421,194

Expense reimbursements	$741	$517	$1,538	$1,400
Elimination of expense reimbursements from consolidated investment products (1)	—	(115)	—	(450)
Consolidated expense reimbursements	$741	$402	$1,538	$950
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2024	2023	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$13,430	$11,331	$39,149	$32,663
Elimination of fees from consolidated investment products (1)	(117)	(123)	(335)	(287)
Consolidated investment advisory fees (Gross of expense reimbursements)	$13,313	$11,208	$38,814	$32,376

Expense reimbursements	$232	$127	$563	$308
Elimination of expense reimbursements from consolidated investment products (1)	(206)	(139)	(504)	(320)
Consolidated expense reimbursements	$26	$(12)	$59	$(12)
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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Private Funds	2024	2023	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$2,387	$2,781	$7,020	$9,170
Elimination of fees from consolidated investment products (1)	(399)	(311)	(1,137)	(702)
Consolidated investment advisory fees (Gross of expense reimbursements)	$1,988	$2,470	$5,883	$8,468

Expense reimbursements	$67	$82	$205	$194
Elimination of expense reimbursements from consolidated investment products (1)	(20)	(35)	(60)	(82)
Consolidated expense reimbursements	$47	$47	$145	$112
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 15. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective October 29, 2024, a distribution by Artisan Partners Holdings of $24.6 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective October 29, 2024, a quarterly dividend of $0.82 per share of Class A common stock. The APAM dividend is payable on November 29, 2024, to stockholders of record as of November 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies in asset classes for sophisticated clients around the world. As of September 30, 2024, our 11 autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2024, approximately 74% of our assets under management were managed for clients and investors domiciled in the U.S. and 26% of our assets under management were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included the following:
•During the three months ended September 30, 2024, our assets under management increased to $167.8 billion, an increase of $8.9 billion, or 6%, compared to $158.9 billion at June 30, 2024, primarily due to $9.9 billion of market appreciation, partially offset by $0.8 billion of net client cash outflows and $0.2 billion of Artisan Funds' distributions not reinvested.
•Average assets under management for the three months ended September 30, 2024 were $162.8 billion, an increase of 3% from the average of $158.6 billion for the three months ended June 30, 2024 and 14% from the average of $142.2 billion for the three months ended September 30, 2023.
•We earned $279.6 million in revenue for the three months ended September 30, 2024, an increase of 12% from revenues of $248.7 million for the three months ended September 30, 2023. Performance fees of less than $0.1 million were recognized in each of the respective periods.
•Our GAAP operating margin was 33.3% for the three months ended September 30, 2024, compared to 33.0% for the three months ended September 30, 2023. Adjusted operating margin was 35.0% for the three months ended September 30, 2024, compared to 32.5% for the three months ended September 30, 2023.
•We generated $1.03 of earnings per basic and diluted share and $0.92 of adjusted EPS.
•We declared and distributed dividends of $0.71 per share of Class A common stock during the three months ended September 30, 2024.
•We declared, effective October 29, 2024, a quarterly dividend with respect to the three months ended September 30, 2024, of $0.82 per share of Class A common stock.

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
Limited partners of Holdings, some of whom are employees, held approximately 13% of the equity interests in Holdings as of September 30, 2024. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the nine months ended September 30, 2024, certain limited partners of Holdings exchanged 1,168,667 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 1,168,667 shares of Class A common stock. In connection with the exchanges, APAM received 1,168,667 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 86% at December 31, 2023 to 87% at September 30, 2024, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Volatility and uncertainty in global financial markets impact the value of our assets under management. Because the revenue we earn is based on the value of our assets under management (AUM), fluctuations in our AUM will result in corresponding fluctuations in our revenues and earnings. Current conditions that could materially impact our financial performance include elevated inflation levels, uncertainty around the timing and extent of changes in interest rates, effects of political tensions, and conflicts and wars, among other factors.
The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
S&P 500 total returns	5.9%	(3.3)%	22.1%	13.1%
MSCI All Country World total returns	6.6%	(3.4)%	18.7%	10.1%
MSCI EAFE total returns	7.3%	(4.1)%	13.0%	7.1%
Russell Midcap® total returns	9.2%	(4.7)%	14.6%	3.9%
MSCI Emerging Markets Index	8.7%	(2.9)%	16.9%	1.8%
ICE BofA US High Yield Index	5.3%	0.5%	8.0%	6.0%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023

	(unaudited; dollars in millions)
Assets under management at period end	$167,840		$136,495		$167,840		$136,495
Average assets under management (1)	$162,783		$142,199		$158,514		$138,982
Net client cash flows (2)	$(743)		$(1,339)		$(2,875)		$(3,678)
Total revenues	$279.6		$248.7		$814.8		$726.1
Weighted average management fee (3)	68.5	bps	69.5	bps	68.8	bps	70.0	bps
Operating margin	33.3%		33.0%		31.6%		31.3%
Adjusted operating margin (4)	35.0%		32.5%		32.7%		31.5%
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
•competitive conditions in the investment management and broader financial services sectors; and
•investor sentiment and confidence.

The table below sets forth changes in our total assets under management:

	For the Three Months Ended September 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Beginning assets under management	$158,887	$142,989	$15,898	11.1%
Gross client cash inflows	6,210	5,601	609	10.9%
Gross client cash outflows	(6,953)	(6,940)	(13)	(0.2)%
Net client cash flows (1)	(743)	(1,339)	596	44.5%
Artisan Funds’ distributions not reinvested (2)	(222)	(75)	(147)	(196.0)%
Investment returns and other (3)	9,918	(5,080)	14,998	295.2%
Ending assets under management	$167,840	$136,495	$31,345	23.0%
Average assets under management	$162,783	$142,199	$20,584	14.5%

	For the Nine Months Ended September 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Beginning assets under management	$150,167	$127,892	$22,275	17.4%
Gross client cash inflows	18,001	15,889	2,112	13.3%
Gross client cash outflows	(20,876)	(19,567)	(1,309)	(6.7)%
Net client cash flows (1)	(2,875)	(3,678)	803	21.8%
Artisan Funds’ distributions not reinvested (2)	(398)	(190)	(208)	(109.5)%
Investment returns and other (3)	20,946	12,471	8,475	68.0%
Ending assets under management	$167,840	$136,495	$31,345	23.0%
Average assets under management	$158,514	$138,982	$19,532	14.1%

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
During the quarter, our AUM increased by $8.9 billion, primarily due to $9.9 billion of market appreciation, partially offset by $0.8 billion of net client cash outflows and $0.2 billion of Artisan Funds' distributions not reinvested. For the quarter, 13 of our 25 investment strategies had net outflows totaling $2.1 billion, which were partially offset by $1.3 billion of net inflows from the remaining strategies.
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
In December 2024, we expect the Artisan Funds to have completed their annual income and capital gain distributions for their equity mutual funds. Based on our current estimates and assumptions, we expect fourth quarter distributions to result in approximately $600 million of net client cash outflows from investors who choose not to reinvest their distributions. The fourth quarter 2024 distribution (estimates of which we expect Artisan Funds will disclose in advance of the record dates) may cause increased mutual fund redemptions.
The unaudited table on the following page sets forth the average annual total returns for each composite (gross of fees) and its respective broad-based benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2024. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 16% of our assets under management at September 30, 2024, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added[2] Since Inception (bps)
	Composite Inception	Strategy AUM[1]	Average Annual Total Returns (Gross) (%)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$22,005	33.31%	2.69%	13.02%	12.42%	11.30%	439
MSCI All Country World Index			31.76%	8.08%	12.18%	9.38%	6.91%
Global Discovery Strategy	9/1/2017	$1,688	26.24%	0.10%	12.71%	---	13.59%	604
MSCI All Country World Small Mid Index			25.55%	3.08%	9.19%	---	7.55%
U.S. Mid-Cap Growth Strategy	4/1/1997	$12,792	17.31%	(4.94)%	10.57%	10.84%	14.19%	443
Russell Midcap® Index			29.33%	5.75%	11.28%	10.18%	10.38%
Russell Midcap® Growth Index			29.33%	2.31%	11.47%	11.29%	9.76%
U.S. Small-Cap Growth Strategy	4/1/1995	$3,177	26.30%	(5.22)%	8.64%	11.95%	10.64%	285
Russell 2000® Index			26.76%	1.84%	9.38%	8.78%	9.00%
Russell 2000® Growth Index			27.66%	(0.35)%	8.81%	8.94%	7.79%
Global Equity Team
Global Equity Strategy	4/1/2010	$360	33.07%	3.04%	10.28%	10.78%	11.94%	256
MSCI All Country World Index			31.76%	8.08%	12.18%	9.38%	9.38%
Non-U.S. Growth Strategy	1/1/1996	$13,217	26.72%	3.81%	7.01%	6.17%	9.58%	435
MSCI EAFE Index			24.77%	5.48%	8.19%	5.70%	5.23%
China Post-Venture Strategy	4/1/2021	$188	24.23%	(6.86)%	---	---	(6.90)%	492
MSCI China SMID Cap Index			13.70%	(11.17)%	---	---	(11.82)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$4,931	25.22%	11.25%	14.56%	11.10%	9.78%	156
Russell 1000® Index			35.68%	10.82%	15.62%	13.09%	10.64%
Russell 1000® Value Index			27.76%	9.02%	10.68%	9.22%	8.22%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,863	21.84%	7.05%	10.65%	8.38%	12.10%	241
Russell Midcap® Index			29.33%	5.75%	11.28%	10.18%	9.71%
Russell Midcap® Value Index			29.01%	7.38%	10.32%	8.93%	9.69%
Value Income Strategy	3/1/2022	$17	27.43%	---	---	---	6.98%	(603)
S&P 500 Index			36.35%	---	---	---	13.01%
International Value Team
International Value Strategy	7/1/2002	$46,605	27.80%	12.03%	13.84%	9.58%	12.01%	562
MSCI EAFE Index			24.77%	5.48%	8.19%	5.70%	6.39%
International Explorer	11/1/2020	$343	24.35%	5.54%	---	---	15.47%	601
MSCI All Country World Index Ex USA Small Cap			23.25%	1.39%	---	---	9.46%
Global Value Team
Global Value Strategy	7/1/2007	$29,390	30.55%	10.48%	12.07%	9.63%	9.30%	274
MSCI All Country World Index			31.76%	8.08%	12.18%	9.38%	6.56%
Select Equity Strategy	3/1/2020	$338	33.99%	9.58%	---	---	13.96%	(355)
S&P 500 Index			36.35%	11.90%	---	---	17.51%
Sustainable Emerging Markets (“SEM”) Team
Sustainable Emerging Markets Strategy	7/1/2006	$2,006	25.90%	0.36%	6.41%	6.23%	5.73%	75
MSCI Emerging Markets Index			26.05%	0.40%	5.74%	4.02%	4.98%
Credit Team
High Income Strategy	4/1/2014	$11,295	15.87%	5.04%	7.14%	7.34%	7.21%	244
ICE BofA US High Yield Index			15.66%	3.08%	4.54%	4.95%	4.77%
Credit Opportunities Strategy	7/1/2017	$254	21.20%	12.21%	16.86%	---	13.82%	1,148
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			5.64%	3.50%	2.45%	---	2.34%
Floating Rate Strategy	1/1/2022	$73	9.34%	---	---	---	7.28%	67
Credit Suisse Leveraged Loan Total Return Index			9.65%	---	---	---	6.61%
Developing World Team
Developing World Strategy	7/1/2015	$4,225	44.55%	(2.18)%	13.81%	---	11.82%	728
MSCI Emerging Markets Index			26.05%	0.40%	5.74%	---	4.54%

Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,175	44.33%	8.58%	14.92%	---	18.89%	429
S&P 500 Index			36.35%	11.90%	15.96%	---	14.60%
Antero Peak Hedge Strategy	11/1/2017	$228	38.42%	6.72%	11.67%	---	13.22%	(107)
S&P 500 Index			36.35%	11.90%	15.96%	---	14.29%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$7,311	20.80%	(2.29)%	8.66%	---	11.25%	303
MSCI All Country World Index Ex USA Small Mid Cap			23.01%	1.63%	7.25%	---	8.22%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$655	10.31%	---	---	---	10.38%	619
ICE BofA 3-month Treasury Bill Index			5.46%	---	---	---	4.19%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$1,024	16.07%	---	---	---	13.64%	663
J.P. Morgan EMB Hard Currency/Local currency 50-50 Index			14.99%	---	---	---	7.01%
Emerging Markets Local Opportunities Strategy	8/1/2022	$680	15.74%	---	---	---	12.42%	287
J.P. Morgan GBI-EM Global Diversified			13.42%	---	---	---	9.55%

Total Assets Under Management		$167,840

1 AUM for Artisan Sustainable Emerging Markets and U.S. Mid-Cap Growth strategies includes $97.7 million in aggregate for which Artisan Partners provides investment models to managed account sponsors (reported on a lag not exceeding one quarter).

[2] Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized.

The tables below set forth changes in our assets under management by investment team:

	By Investment Team(3)
Three Months Ended	Growth	Global Equity	U.S. Value	Int’l Value	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
September 30, 2024		(unaudited; in millions)
Beginning assets under management	$38,917	$13,495	$7,266	$43,745	$27,793	$1,857	$11,165	$3,997	$2,236	$7,042	$1,374	$158,887
Gross client cash inflows	1,192	79	131	1,284	974	41	1,120	106	124	268	891	6,210
Gross client cash outflows	(2,057)	(600)	(123)	(1,428)	(699)	(37)	(1,115)	(259)	(106)	(517)	(12)	(6,953)
Net client cash flows(1)	(865)	(521)	8	(144)	275	4	5	(153)	18	(249)	879	(743)
Artisan Funds’ distributions not reinvested (2)	—	—	—	(128)	—	—	(94)	—	—	—	—	(222)
Investment returns and other	1,610	791	537	3,475	1,660	145	546	381	149	518	106	9,918
Ending assets under management	$39,662	$13,765	$7,811	$46,948	$29,728	$2,006	$11,622	$4,225	$2,403	$7,311	$2,359	$167,840
Average assets under management	$38,736	$13,703	$7,538	$45,371	$28,598	$1,900	$11,361	$3,925	$2,273	$7,177	$2,201	$162,783
September 30, 2023
Beginning assets under management	$38,586	$13,917	$6,648	$36,786	$23,974	$873	$8,198	$3,572	$3,129	$7,192	$114	$142,989
Gross client cash inflows	1,181	141	84	1,957	376	17	799	131	43	170	702	5,601
Gross client cash outflows	(2,755)	(486)	(212)	(1,123)	(952)	(58)	(422)	(228)	(527)	(176)	(1)	(6,940)
Net client cash flows(1)	(1,574)	(345)	(128)	834	(576)	(41)	377	(97)	(484)	(6)	701	(1,339)
Artisan Funds’ distributions not reinvested (2)	—	—	—	—	—	—	(75)	—	—	—	—	(75)
Investment returns and other	(1,731)	(575)	(145)	(1,018)	(692)	(36)	138	(252)	(190)	(557)	(22)	(5,080)
Ending assets under management	$35,281	$12,997	$6,375	$36,602	$22,706	$796	$8,638	$3,223	$2,455	$6,629	$793	$136,495
Average assets under management	$37,406	$13,712	$6,655	$37,286	$23,780	$874	$8,474	$3,488	$2,917	$7,050	$557	$142,199
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

		By Investment Team
Nine Months Ended	Growth	Global Equity	U.S. Value	Int’l Value	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
September 30, 2024		(unaudited; in millions)
Beginning assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Gross client cash inflows	2,794	427	398	4,640	2,355	1,010	3,519	451	343	665	1,399	18,001
Gross client cash outflows	(6,641)	(2,314)	(466)	(4,634)	(2,274)	(124)	(2,143)	(629)	(598)	(1,034)	(19)	(20,876)
Net client cash flows (1)	(3,847)	(1,887)	(68)	6	81	886	1,376	(178)	(255)	(369)	1,380	(2,875)
Artisan Funds’ distributions not reinvested (2)	—	—	—	(128)	—	—	(270)	—	—	—	—	(398)
Investment returns and other	4,963	1,927	822	6,061	3,977	203	833	950	557	529	124	20,946
Ending assets under management	$39,662	$13,765	$7,811	$46,948	$29,728	$2,006	$11,622	$4,225	$2,403	$7,311	$2,359	$167,840
Average assets under management	$39,326	$13,772	$7,329	$43,662	$27,617	$1,318	$10,784	$3,814	$2,248	$7,145	$1,499	$158,514
September 30, 2023
Beginning assets under management	$33,977	$13,871	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	6,752	$72	$127,892
Gross client cash inflows	2,905	667	195	6,149	1,304	63	2,542	488	311	529	736	15,889
Gross client cash outflows	(5,093)	(2,205)	(556)	(3,222)	(3,130)	(217)	(1,506)	(1,277)	(1,695)	(665)	(1)	(19,567)
Net client cash flows (1)	(2,188)	(1,538)	(361)	2,927	(1,826)	(154)	1,036	(789)	(1,384)	(136)	735	(3,678)
Artisan Funds’ distributions not reinvested (2)	—	—	—	—	—	—	(190)	—	—	—	—	(190)
Investment returns and other	3,492	664	648	3,465	2,765	77	652	546	163	13	(14)	12,471
Ending assets under management	$35,281	$12,997	$6,375	$36,602	$22,706	$796	$8,638	$3,223	$2,455	$6,629	$793	$136,495
Average assets under management	$36,812	$14,087	$6,489	$35,210	$23,203	$882	$8,118	$3,593	$3,260	$7,080	$248	$138,982
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
The table below sets forth our assets under management by distribution channel (1):

	As of September 30, 2024		As of September 30, 2023
	$ in Millions	% of Total	$ in Millions	% of Total
	(unaudited)		(unaudited)
Institutional	$104,470	62.3%	$85,770	62.8%
Intermediary	57,753	34.4%	45,435	33.3%
Retail	5,617	3.3%	5,290	3.9%
Ending Assets Under Management	$167,840	100.0%	$136,495	100.0%

(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment. Assets under management within Artisan Private Funds are included within the institutional channel.

Our institutional channel includes assets under management sourced from defined contribution plan clients, which made up approximately 8% of our total assets under management as of September 30, 2024.

The following tables set forth the changes in our assets under management by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2024	(unaudited; in millions)
Beginning assets under management	$76,985	$81,902	$158,887
Gross client cash inflows	3,635	2,575	6,210
Gross client cash outflows	(4,477)	(2,476)	(6,953)
Net client cash flows (2)	(842)	99	(743)
Artisan Funds’ distributions not reinvested (3)	(222)	—	(222)
Investment returns and other	5,179	4,739	9,918
Net transfers (4)	(46)	46	—
Ending assets under management	$81,054	$86,786	$167,840
Average assets under management	$78,511	$84,272	$162,783
September 30, 2023
Beginning assets under management	$69,144	$73,845	$142,989
Gross client cash inflows	3,313	2,288	5,601
Gross client cash outflows	(3,440)	(3,500)	(6,940)
Net client cash flows (2)	(127)	(1,212)	(1,339)
Artisan Funds’ distributions not reinvested (3)	(75)	—	(75)
Investment returns and other	(2,297)	(2,783)	(5,080)
Net transfers (4)	(15)	15	—
Ending assets under management	$66,630	$69,865	$136,495
Average assets under management	$69,042	$73,157	$142,199

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2024	(unaudited; in millions)
Beginning assets under management	$72,763	$77,404	$150,167
Gross client cash inflows	11,643	6,358	18,001
Gross client cash outflows	(12,866)	(8,010)	(20,876)
Net client cash flows (2)	(1,223)	(1,652)	(2,875)
Artisan Funds’ distributions not reinvested (3)	(398)	—	(398)
Investment returns and other	9,958	10,988	20,946
Net transfers (4)	(46)	46	—
Ending assets under management	$81,054	$86,786	$167,840
Average assets under management	$76,706	$81,808	$158,514
September 30, 2023
Beginning assets under management	$60,811	$67,081	$127,892
Gross client cash inflows	11,294	4,595	15,889
Gross client cash outflows	(11,074)	(8,493)	(19,567)
Net client cash flows (2)	220	(3,898)	(3,678)
Artisan Funds’ distributions not reinvested (3)	(190)	—	(190)
Investment returns and other	5,804	6,667	12,471
Net transfers (4)	(15)	15	—
Ending assets under management	$66,630	$69,865	$136,495
Average assets under management	$67,110	$71,872	$138,982

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

The following table sets forth our assets under management by asset class:

Three Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
September 30, 2024	(unaudited; in millions)
Beginning assets under management	$143,942	$11,670	$3,275	$158,887
Gross client cash inflows	4,076	1,982	152	6,210
Gross client cash outflows	(5,713)	(1,112)	(128)	(6,953)
Net client cash flows (2)	(1,637)	870	24	(743)
Artisan Funds’ distributions not reinvested (3)	(128)	(94)	—	(222)
Investment returns and other	9,090	626	202	9,918
Ending assets under management	$151,267	$13,072	$3,501	$167,840
Average assets under management	$146,777	$12,675	$3,331	$162,783
September 30, 2023
Beginning assets under management	$131,384	$8,103	$3,502	$142,989
Gross client cash inflows	4,056	1,225	320	5,601
Gross client cash outflows	(5,990)	(422)	(528)	(6,940)
Net client cash flows (2)	(1,934)	803	(208)	(1,339)
Artisan Funds’ distributions not reinvested (3)	—	(75)	—	(75)
Investment returns and other	(5,002)	104	(182)	(5,080)
Ending assets under management	$124,448	$8,935	$3,112	$136,495
Average assets under management	$130,084	$8,787	$3,328	$142,199

Nine Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
September 30, 2024	(unaudited; in millions)
Beginning assets under management	$137,368	$10,009	$2,790	$150,167
Gross client cash inflows	12,735	4,579	687	18,001
Gross client cash outflows	(18,102)	(2,138)	(636)	(20,876)
Net client cash flows (2)	(5,367)	2,441	51	(2,875)
Artisan Funds’ distributions not reinvested (3)	(128)	(269)	(1)	(398)
Investment returns and other	19,394	891	661	20,946
Ending assets under management	$151,267	$13,072	$3,501	$167,840
Average assets under management	$143,817	$11,499	$3,198	$158,514
September 30, 2023
Beginning assets under management	$116,832	$7,059	$4,001	$127,892
Gross client cash inflows	12,299	2,962	628	15,889
Gross client cash outflows	(16,365)	(1,504)	(1,698)	(19,567)
Net client cash flows (2)	(4,066)	1,458	(1,070)	(3,678)
Artisan Funds’ distributions not reinvested (3)	—	(190)	—	(190)
Investment returns and other	11,682	608	181	12,471
Ending assets under management	$124,448	$8,935	$3,112	$136,495
Average assets under management	$127,181	$8,165	$3,636	$138,982

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

Results of Operations
Three months ended September 30, 2024, compared to Three months ended September 30, 2023

	For the Three Months Ended September 30,		For the Period-to-Period
	2024	2023	$	%

Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues
Management fees	$279.6	$248.6	$31.0	12%
Performance fees	—	0.1	(0.1)	(100)%
Total revenues	279.6	248.7	30.9	12%
Operating Expenses
Total compensation and benefits	149.0	130.7	18.3	14%
Other operating expenses	37.4	35.8	1.6	4%
Total operating expenses	186.4	166.5	19.9	12%
Total operating income	93.2	82.2	11.0	13%
Non-operating income (expense)
Interest expense	(2.2)	(2.3)	0.1	4%
Other non-operating income (expense)	37.7	8.1	29.6	365%
Total non-operating income (expense)	35.5	5.8	29.7	512%
Income before income taxes	128.7	88.0	40.7	46%
Provision for income taxes	24.6	14.6	10.0	68%
Net income before noncontrolling interests	104.1	73.4	30.7	42%
Less: Noncontrolling interests - Artisan Partners Holdings	14.5	11.3	3.2	28%
Less: Noncontrolling interests - consolidated investment products	16.7	9.0	7.7	86%
Net income attributable to Artisan Partners Asset Management Inc.	$72.9	$53.1	$19.8	37%
Share Data
Basic earnings per share	$1.03	$0.76
Diluted earnings per share	$1.03	$0.76
Basic weighted average number of common shares outstanding	65,123,054	63,520,402
Diluted weighted average number of common shares outstanding	65,162,898	63,563,044
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $167.8 billion of assets under management as of September 30, 2024 have performance fee billing arrangements.

The increase in revenues of $30.9 million, or 12%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was driven primarily by a $20.6 billion, or 14% increase in our average assets under management. The weighted average investment management fee, which excludes performance fees, was 68.5 basis points for the three months ended September 30, 2024, compared to 69.5 basis points for the three months ended September 30, 2023. The decrease in the weighted average investment management fee was predominantly due to changes in strategy mix.
The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2024	2023	2024	2023

	(unaudited; dollars in millions)
Investment advisory fees	$104.9	$92.3	$174.7	$156.4
Weighted average management fee (2)	49.5 bps	50.1 bps	88.4 bps	90.1 bps
Percentage of ending AUM	52%	52%	48%	48%
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
Operating Expenses
Operating expenses increased $19.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as a result of a $18.3 million increase in compensation and benefits and a $1.6 million increase in other operating expenses.
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$128.6	$118.3	$10.3	9%
Long-term incentive compensation awards	20.4	12.4	8.0	65%
Total compensation and benefits	$149.0	$130.7	$18.3	14%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits is primarily due to an $8.4 million increase in incentive compensation driven by higher revenues in the three months ended September 30, 2024. Long-term incentive compensation costs also increased $8.0 million, which includes $5.8 million of additional expense from market valuation changes and $1.2 million of additional expense resulting from the retirement acceleration feature on 2024 grants.
Total compensation and benefits was 53% of our revenues for the three months ended September 30, 2024 and 2023.
Other operating expenses
Other operating expenses increased $1.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to an increase in occupancy related charges.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended September 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Interest expense	$(2.2)	$(2.3)	$0.1	(4)%
Interest income on cash and cash equivalents and other	2.7	2.1	$0.6	29%
Net investment gain (loss) of consolidated investment products	23.1	9.8	13.3	136%
Net gain (loss) on the tax receivable agreements	(0.5)	0.5	(1.0)	(200)%
Net investment gain (loss) on nonconsolidated seed investments	3.6	0.2	3.4	1,700%
Net investment gain (loss) on nonconsolidated franchise capital investments	8.8	(4.5)	13.3	296%
Total non-operating income (expense)	$35.5	$5.8	$29.7	512%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $30.0 million in the aggregate for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, predominately due to market conditions. In addition, the increase in interest income on cash and cash equivalents and other increased $0.6 million due to higher cash balances.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2024 and 2023 was 19.1% and 16.6%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% and 16% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2024 and 2023, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as a result of equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

Nine months ended September 30, 2024, compared to Nine months ended September 30, 2023

	For the Nine Months Ended September 30,		Period-to-Period
	2024	2023	$	%

Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues
Management fees	$814.7	$725.9	$88.8	12%
Performance fees	0.1	0.2	(0.1)	(50)%
Total revenues	814.8	726.1	88.7	12%
Operating Expenses
Total compensation and benefits	445.7	392.6	53.1	14%
Other operating expenses	111.6	106.3	5.3	5%
Total operating expenses	557.3	498.9	58.4	12%
Total operating income	257.5	227.2	30.3	13%
Non-operating income (expense)
Interest expense	(6.5)	(6.5)	—	—%
Other non-operating income (expense)	76.4	50.0	26.4	53%
Total non-operating income (expense)	69.9	43.5	26.4	61%
Income before income taxes	327.4	270.7	56.7	21%
Provision for income taxes	65.3	51.7	13.6	26%
Net income before noncontrolling interests	262.1	219.0	43.1	20%
Less: Noncontrolling interests - Artisan Partners Holdings	38.9	35.5	3.4	10%
Less: Noncontrolling interests - consolidated investment products	33.2	26.0	7.2	28%
Net income attributable to Artisan Partners Asset Management Inc.	$190.0	$157.5	$32.5	21%
Share Data
Basic earnings per share	$2.68	$2.27
Diluted earnings per share	$2.68	$2.27
Basic weighted average number of common shares outstanding	64,802,431	63,419,587
Diluted weighted average number of common shares outstanding	64,840,056	63,449,804
Investment Advisory Revenues
The increase in revenues of $88.7 million, or 12%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was driven primarily by a $19.5 billion, or 14%, increase in our average assets under management. The weighted average management fee, which excludes performance fees, was 68.8 basis points for the nine months ended September 30, 2024, compared to 70.0 basis points for the nine months ended September 30, 2023. The decrease in the weighted average investment management fee was predominantly due to changes in strategy mix.

The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicles. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2024	2023	2024	2023

	(unaudited; dollars in millions)
Investment advisory fees	$304.4	$273.5	$510.4	$452.6
Weighted average management fee (2)	49.7 bps	51.0 bps	88.7 bps	90.3 bps
Percentage of ending AUM	52%	52%	48%	48%
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
Operating Expenses
Operating expenses increased $58.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to a $53.1 million increase in total compensation and benefits and a $5.3 million increase in other operating expenses.
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$387.1	$350.1	$37.0	11%
Long-term incentive compensation awards	58.6	42.5	16.1	38%
Total compensation and benefits	$445.7	$392.6	$53.1	14%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits was primarily due to a $29.9 million increase in incentive compensation driven by higher revenues as well as a $7.0 million increase in salaries and benefits as a result of increases in the number of full-time associates and salary increases. Long-term incentive compensation costs increased $16.1 million, which includes an $8.0 million increase from market valuation changes and $5.2 million of additional expense from the retirement acceleration feature on 2024 grants.
During the first quarter of 2024, the Company’s board of directors approved the grant of long-term incentive awards with a grant date fair value of $59.2 million consisting of $20.8 million of restricted share-based awards and $38.4 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. Long-term incentive compensation award expense for all awards is expected to be approximately $16 million for the remaining quarter in fiscal 2024, exclusive of the impact of investment returns on franchise capital awards.
Total compensation and benefits was 55% and 54% of our revenues for the nine months ended September 30, 2024, and 2023, respectively.
Other operating expenses
Other operating expenses increased $5.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase in travel expense, an increase in third-party distribution expense as a result of an increase in AUM subject to those fees, an increase in occupancy related charges, as well as an increase in information technology costs.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period-to-Period
	2024	2023	$	%

	(unaudited; in millions)
Interest expense	$(6.5)	$(6.5)	$—	—%
Interest income on cash and cash equivalents and other	6.6	3.8	$2.8	74%
Net gain (loss) on the tax receivable agreements	(0.5)	0.5	(1.0)	(200)%
Net investment gain (loss) of consolidated investment products	45.6	38.2	7.4	19%
Net investment gain (loss) on nonconsolidated seed investments	6.9	1.4	5.5	393%
Net investment gain (loss) on nonconsolidated franchise capital investments	17.8	6.1	11.7	192%
Total non-operating income (expense)	$69.9	$43.5	$26.4	61%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $24.6 million in the aggregate for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, predominately due to market conditions. The increase in interest income on cash and cash equivalents and other increased $2.8 million for the nine months ended September 30, 2024, as a result of higher yields and cash balances.

Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 19.9% and 19.1% for the nine months ended September 30, 2024 and 2023, respectively.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% and 16% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2024 and 2023, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as a result of Holdings’ unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Reconciliation of non-GAAP financial measures:	(unaudited; in millions, except per share data)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$72.9	$53.1	$190.0	$157.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	14.5	11.3	38.9	35.5
Add back: Provision for income taxes	24.6	14.6	65.3	51.7
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	4.6	(1.3)	9.2	1.2
Add back: Net (gain) loss on the tax receivable agreements	0.5	(0.5)	0.5	(0.5)
Add back: Net investment (gain) loss of investment products attributable to APAM	(18.2)	3.6	(35.5)	(19.2)
Less: Adjusted provision for income taxes	24.4	20.0	66.3	55.9
Adjusted net income (Non-GAAP)	$74.5	$60.8	$202.1	$170.3

Average shares outstanding
Class A common shares	65.1	63.5	64.8	63.4
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.5	5.7	5.5	5.7
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.4	11.5	10.6	11.5
Adjusted shares	81.0	80.7	80.9	80.6

Basic earnings per share (GAAP)	$1.03	$0.76	$2.68	$2.27
Diluted earnings per share (GAAP)	$1.03	$0.76	$2.68	$2.27
Adjusted net income per adjusted share (Non-GAAP)	$0.92	$0.75	$2.50	$2.11

Operating income (GAAP)	$93.2	$82.2	$257.5	$227.2
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	4.6	(1.3)	9.2	1.2
Adjusted operating income (Non-GAAP)	$97.8	$80.9	$266.7	$228.4

Operating margin (GAAP)	33.3%	33.0%	31.6%	31.3%
Adjusted operating margin (Non-GAAP)	35.0%	32.5%	32.7%	31.5%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$72.9	$53.1	$190.0	$157.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	14.5	11.3	38.9	35.5
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	4.6	(1.3)	9.2	1.2
Add back: Net (gain) loss on the tax receivable agreements	0.5	(0.5)	0.5	(0.5)
Add back: Net investment (gain) loss of investment products attributable to APAM	(18.2)	3.6	(35.5)	(19.2)
Add back: Interest expense	2.2	2.3	6.5	6.5
Add back: Provision for income taxes	24.6	14.6	65.3	51.7
Add back: Depreciation and amortization	2.5	2.4	7.3	6.9
Adjusted EBITDA (Non-GAAP)	$103.6	$85.5	$282.2	$239.6

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(unaudited; in millions)
Cash and cash equivalents	$253.9	$141.0
Accounts receivable	110.0	101.2
Seed investments (1)	157.9	150.1
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan’s direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $153.7 million of investments made related to long-term incentive compensation plans.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $230.9 million of our cash and cash equivalents balance was invested in money market funds as of September 30, 2024.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2024, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of September 30, 2024, the balance of all seed investments, including investments in consolidated investment products, was $157.9 million. Subject to certain restrictions on the timing of redemptions, the seed investments are generally redeemable at our discretion. We monitor for opportunities to redeem existing seed investments as sufficient scale in those strategies and vehicles is achieved.
During the nine months ended September 30, 2024, we also made investments of $38.4 million related to funded long-term incentive compensation plans. As of September 30, 2024, the value of investments held in connection with funded long-term incentive compensation plans was $153.7 million.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series D, Series E and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the nine months ended September 30, 2024.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2024.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2024 and 2023, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$13.2	$12.9	$33.4	$30.3
Holdings Partnership Distributions to APAM	84.4	72.4	208.4	169.1
Total Holdings Partnership Distributions	$97.6	$85.3	$241.8	$199.4
On October 29, 2024, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $24.6 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2024 and 2023:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2024	2023	2024	2023
Quarterly	Class A Common	$0.71	$0.61	$2.00	$1.66
Special Annual	Class A Common	$—	$—	$0.34	$0.35
Our board of directors declared, effective October 29, 2024, a variable quarterly dividend of $0.82 per share of Class A common stock with respect to the September quarter of 2024, payable on November 29, 2024 to stockholders of record as of the close of business on November 15, 2024. The variable quarterly dividend represents approximately 80% of the cash generated in the September quarter of 2024 and a pro-rata portion of 2024 tax savings related to our tax receivable agreements.
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

Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $341.4 million liability as of September 30, 2024. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2024, we made payments totaling $36.7 million related to the TRAs. We do not intend to make any additional TRA payments in 2024. In 2025, we expect to make payments of approximately $38.9 million related to the TRAs.
Cash Flows

	For the Nine Months Ended September 30,
	2024	2023

	(unaudited; in millions)
Cash, cash equivalents and restricted cash as of January 1	$178.5	$143.2
Net cash provided by operating activities	335.7	262.8
Net cash used in investing activities	(24.5)	(36.5)
Net cash used in financing activities	(205.9)	(134.3)
Net impact of deconsolidation of consolidated investment products	(4.0)	(4.7)
Cash, cash equivalents and restricted cash as of September 30	$279.8	$230.5
Net cash provided by operating activities increased $72.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the $29.4 million increase in operating income (excluding share based compensation expense), the $29.8 million net increase as a result of activity within the consolidated investment products, and the $14.8 million net increase from changes in working capital.
Investing activities consist primarily of acquiring property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investing activities decreased $12.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a decrease in the purchase of investment securities relating to franchise capital awards allocated to non-consolidated investment products, an increase in redemptions of seed investments and franchise capital investments, and a decrease in leasehold improvements in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, payments to purchase Holdings partnership units, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities increased $71.6 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $25.6 million increase in dividends paid as well as a $42.0 million decrease in contributions from noncontrolling interests in our consolidated investment products.
During the nine months ended September 30, 2024, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $4.0 million decrease in cash, cash equivalents and restricted cash.

Certain Contractual Obligations
As of September 30, 2024, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, except for the changes in the TRA liability during the year.
As previously discussed in this report, the TRA liability decreased from $364.0 million at December 31, 2023 to $341.4 million at September 30, 2024. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2024, we made payments of $36.7 million related to the TRAs. We do not intend to make any additional TRA payments in 2024. In 2025, we expect to make payments of approximately $38.9 million related to the TRAs.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended September 30, 2024.
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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023; (ii) the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024 and 2023; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2024 and 2023; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2024 and 2023.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: November 1, 2024

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)