Form 10-K
period 2024-12-31
Artisan Partners Asset Management Inc.
filed 2025-02-25
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.8 billion based on the closing price of $41.27 for the Class A common stock, as reported on the New York Stock Exchange on that date.
For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of February 21, 2025 were 70,005,927, 1,569,068 and 8,712,951, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

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

Investment Performance, Client Cash Flows and Assets Under Management (AUM) Information Used in this Report
We manage investments primarily through pooled investment funds and separate accounts. We serve as investment adviser to Artisan Funds, Artisan Global Funds and Artisan Private Funds. We refer to funds and other accounts that are managed by us with a broadly common investment objective and substantially in accordance with a single model account as being part of the same investment “strategy”.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts (including pooled investment vehicles) invested in the same strategy, except for those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 15% of our AUM at December 31, 2024, are maintained in separate composites the results of which are not presented in this report.
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
Unless otherwise noted, we present the average annual returns of our composites on a “gross” basis, which represent average annual returns before payment of fees payable to us by any portfolio in the composite and net of commissions and transaction costs. An investor’s return in a portfolio would be lower than the gross results presented due to the deduction of applicable fees and expenses. We also present the average annual returns of certain market indices or “benchmarks” for the comparable period. The indices are unmanaged and have differing volatility, credit and other characteristics than our investment strategies. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any of the strategy’s comparator index in this report. At times, this causes material differences in relative performance. It is not possible to invest directly in any of the indices. The returns of these indices, as presented in this report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends.
In these materials, we present Value-Added, which is the difference, in basis points, between an Artisan strategy’s average annual gross return and the return of its respective benchmark. The benchmark used for purposes of presenting a strategy’s performance and calculating Value-Added is generally the market index most commonly used by our clients to compare the performance of the relevant strategy. For certain strategies that are managed for absolute return, the benchmark used for purposes of presenting a strategy’s performance and calculating Value-Added is the index used by the Company’s management to evaluate the performance of the strategy. Composites / Indexes used for the comparison calculations described are: Non-U.S. Growth Strategy / International Value Strategy-MSCI EAFE Index; Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy-MSCI ACWI Index; Global Discovery Strategy-MSCI ACWI Small Mid Index; Non-U.S. Small-Mid Growth Strategy-MSCI ACWI ex-USA Small Mid Index; U.S. Mid-Cap Growth Strategy-Russell Midcap Growth® Index; U.S. Mid-Cap Value Strategy-Russell Midcap Value® Index; U.S. Small-Cap Growth Strategy-Russell 2000 Growth® Index; Value Equity Strategy-Russell 1000 Value® Index; Developing World Strategy / Sustainable Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-ICE BofA U.S. High Yield Index; Credit Opportunities Strategy-ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index; Antero Peak Strategy / Antero Peak Hedge Strategy / Select Equity Strategy / Value Income Strategy-S&P 500® Market Index; China Post-Venture Strategy-MSCI China SMID Cap Index; International Explorer Strategy-MSCI All Country World Ex USA Small Cap Index; Floating Rate Strategy-S&P UBS Leveraged Loan Index; Global Unconstrained Strategy-ICE BofA 3-month U.S. Treasury Bill Index; Emerging Markets Debt Opportunities Strategy-J.P. Morgan EMB Hard Currency / Local Currency 50-50 Index; Emerging Markets Local Opportunities Strategy-J.P. Morgan GBI-EM Global Diversified Index.
The MSCI EAFE Index, the MSCI EAFE Growth Index, the MSCI EAFE Value Index, the MSCI ACWI Index, the MSCI ACWI Small Mid Index; the MSCI ACWI ex-USA SMID Index, the MSCI ACWI ex-USA Small Cap, the MSCI Emerging Markets Index and MSCI China SMID Cap Index are trademarks of MSCI Inc. MSCI makes no express or implied warranties or representations and shall have no liability whatsoever with respect to any MSCI data contained herein. The MSCI data may not be further redistributed or used to create indices or financial products. This report is not approved or produced by MSCI.
The Russell 2000® Index, the Russell 2000® Value Index, the Russell Midcap® Index, the Russell Midcap® Value Index, the Russell 1000® Index, the Russell 1000® Value Index, the Russell Midcap® Growth Index, the Russell 1000® Growth Index and the Russell 2000® Growth Index are trademarks of Russell Investment Group. Frank Russell Company (“Russell”) is the source and owner of the trademarks, service marks and copyrights related to the Russell Indexes. Russell® is a trademark of Frank Russell Company. Neither Russell nor its licensors accept any liability for any errors or omissions in the Russell Indexes and/or Russell ratings or underlying data and no party may rely on any Russell Indexes and/or Russell ratings and/or underlying data contained in this communication. No further distribution of Russell Data is permitted without Russell’s express written consent. Russell does not promote, sponsor or endorse the content of this communication.
The S&P 500 Market Index and S&P UBS Leveraged Loan Indices are products of S&P Dow Jones Indices LLC (S&P DJI) and/or its affiliates and has been licensed for use. Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global, Inc. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P® is a registered trademark of S&P Global and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones). None of S&P DJI, Dow Jones, their affiliates or third party licensors makes any representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and none shall have any liability for any errors, omissions, or interruptions of any index or the data included therein.

The ICE BofA U.S. High Yield Index, ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index and the ICE BofA 3-Month U.S. Treasury Bill Index are owned by ICE Data Indices, LLC, used with permission. Source ICE Data Indices, LLC is used with permission. ICE® is a registered trademark of ICE Data Indices, LLC or its affiliates and BofA® is a registered trademark of Bank of America Corporation licensed by Bank of America Corporation and its affiliates (“BofA”), and may not be used without BofA’s prior written approval. The index data referenced herein is the property of ICE Data Indices, LLC, its affiliates (“ICE Data”) and/or its third party suppliers and, along with the ICE BofA trademarks, has been licensed for use by Artisan Partners Limited Partnership. ICE Data and its third party suppliers accept no liability in connection with the use of such index data or marks.
J.P. Morgan EMB Hard Currency / Local Currency 50/50 Index and the J.P. Morgan GBI-EM Global Diversified Index are trademarks of J.P. Morgan. Information has been obtained from sources believed to be reliable but J.P. Morgan does not warrant its completeness or accuracy. Indices are used with permission and may not be copied, used, or distributed without J.P. Morgan's prior written approval. Copyright 2025, J.P. Morgan Chase & Co. All rights reserved.
In this report, we present ratings from Morningstar, Inc., for the series of Artisan Funds. The Morningstar RatingTM for funds, or “star rating” is calculated for managed products (including mutual funds, variable annuity and variable life subaccounts, exchange-traded funds, closed-end funds, and separate accounts) with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of products in each product category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. The Overall Morningstar Rating for a managed product is derived from a weighted average of the performance figures associated with its three-, five-, and 10-year (if applicable) Morningstar Rating metrics. The weights are: 100% three-year rating for 36-59 months of total returns, 60% five-year rating/40% three-year rating for 60-119 months of total returns, and 50% 10-year rating/30% five-year rating/20% three-year rating for 120 or more months of total returns. While the 10-year overall star rating formula seems to give the most weight to the 10-year period, the most recent three-year period actually has the greatest impact because it is included in all three rating periods. The ratings which form the basis for the information reflected in this report, and the fund categories in which they are rated, relating to each Fund's Investor Share Class are: Artisan Developing World Fund—Diversified Emerging Markets; Artisan Focus Fund—Large Growth; Artisan Global Discovery—Global Small/Mid Stock; Artisan Global Equity Fund—Global Large-Stock Growth; Artisan Global Opportunities Fund—Global Large-Stock Growth; Artisan Global Value Fund—Global Large-Stock Value; Artisan High Income Fund—High Yield Bond; Artisan International Fund—Foreign Large Growth; Artisan International Small-Mid Fund—Foreign Small/Mid Growth; Artisan International Value Fund—Foreign Large Blend; Artisan Mid Cap Fund—Mid-Cap Growth; Artisan Mid Cap Value Fund—Mid-Cap Value; Artisan Small Cap Fund—Small Growth; Artisan Sustainable Emerging Markets Fund—Diversified Emerging Markets; Artisan Value Fund—Large Value; Artisan Select Equity Fund—Large Value; Artisan International Explorer Fund—Foreign Small/Mid Blend; Artisan Floating Rate Fund—Bank Loan; Artisan Value Income Fund—Large Value; Artisan Global Unconstrained Fund—Nontraditional Bond; Artisan Emerging Markets Debt Opportunities Fund—Emerging Markets Bond. Morningstar ratings are initially given on a fund's three year track record and change monthly.
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

PART I
Item 1. Business
Overview
Founded in 1994, Artisan is an investment management firm focused on providing high value-added active investment strategies in growing asset classes to sophisticated clients around the world. Since our founding, we have maintained a business model that is designed to maximize our ability to produce attractive investment results for our clients, and we believe this model has contributed to our success in doing so. We focus on attracting, retaining and developing talented investment professionals by creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, a high degree of investment autonomy, and a long-term time horizon. Each of our investment teams is led by one or more experienced portfolio managers and applies its own unique investment philosophy and process. We believe this autonomous investment team structure promotes independent analysis and accountability among our investment professionals, which we believe promotes superior investment results.
Each of our investment teams manages one or more investment strategies, each of which is designed to have a clearly articulated and consistent investment process that is well-understood by clients and managed to achieve long-term performance. Over our firm’s history, we have broadened our investment management capabilities in a disciplined manner that we believe is consistent with our overall philosophy of offering high value-added investment strategies. We have expanded the range of strategies that we offer by launching new strategies managed by our existing investment teams, as well as by establishing new investment teams when the ideal opportunity to do so arises. New investment strategies we have developed use a broad array of securities, instruments and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
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
We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average AUM. A small percentage of our clients and investors pay us performance fees or incentive allocations, in which a portion of the fee or allocation is based on the performance of clients’ accounts relative to a benchmark. Investment advisory fees are determined and set forth in the investment management agreements between us and our clients. Investment management agreements are generally terminable by our clients upon short or no notice.
Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap and investment style. Each strategy is managed by one of the investment teams described below.
The following table sets forth total AUM and certain performance information for our investment teams and strategies as of December 31, 2024.

Investment Team and Strategy	AUM as of December 31, 2024	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2024	Fund Rating(2) as of December 31, 2024
	(in millions)
Growth Team
Global Opportunities	20,591	February 1, 2007	430	«««
Global Discovery	1,808	September 1, 2017	677	«««««
U.S. Mid-Cap Growth	12,952	April 1, 1997	429	«««
U.S. Small-Cap Growth	3,094	April 1, 1995	280	«««

Global Equity Team
Global Equity	346	April 1, 2010	252	«««
Non-U.S. Growth	12,410	January 1, 1996	450	«««
China Post-Venture	178	April 1, 2021	395	Not Applicable

U.S. Value Team
Value Equity	4,915	July 1, 2005	162	««««
U.S. Mid-Cap Value	2,666	April 1, 1999	231	««
Value Income	16	March 1, 2022	(775)	Not yet rated

International Value Group
International Value	43,911	July 1, 2002	562	«««««
International Explorer	384	October 1, 2020	678	Not yet rated

Global Value Team
Global Value	28,364	July 1, 2007	253	«««
Select Equity	315	March 1, 2020	(419)	«««

Sustainable Emerging Markets Team
Sustainable Emerging Markets	1,552	July 1, 2006	81	«««

Credit Team
High Income	11,593	April 1, 2014	247	«««««
Credit Opportunities	272	July 1, 2017	1,147	Not Applicable
Floating Rate	77	January 1, 2022	60	««««

Developing World Team
Developing World	4,100	July 1, 2015	808	««««

Antero Peak Group
Antero Peak	1,979	May 1, 2017	418	««
Antero Peak Hedge	232	November 1, 2017	(87)	Not Applicable

International Small-Mid Team
Non-U.S. Small-Mid Growth	6,544	January 1, 2019	298	««««

EMsights Capital Group
Global Unconstrained	701	April 1, 2022	656	Not yet rated
Emerging Markets Debt Opportunities	1,024	May 1, 2022	803	Not yet rated
Emerging Markets Local Opportunities	1,184	August 1, 2022	316	Not Applicable

Total AUM as of December 31, 2024	161,208

(1) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See “Investment Performance, Client Cash Flows and Assets Under Management (AUM) Information Used in this Report” for information regarding the benchmarks used. Value-added for periods less than one year is not annualized.

(2) The Overall Morningstar RatingTM applicable to the Artisan Fund managed to each investment strategy is derived from a weighted average of the performance figures associated with its three-year, five-year, and ten-year (if applicable) Morningstar Ratings metrics.

Growth Team
Our Growth team manages four investment strategies: Global Opportunities, Global Discovery, U.S. Mid-Cap Growth and U.S. Small-Cap Growth. James D. Hamel, Matthew H. Kamm, Jason L. White and Jay C. Warner are the portfolio managers of all four strategies. Mr. Hamel is the lead portfolio manager of the Global Opportunities strategy; Mr. White is the lead portfolio manager of the Global Discovery strategy; Mr. Kamm and Mr. White are the co-lead portfolio managers of the U.S. Mid-Cap Growth strategy; and Mr. Warner is the lead portfolio manager of the U.S. Small-Cap Growth strategy. Mr. Cepukenas, who previously managed the U.S. Small-Cap Growth strategy, remains an active member of the Growth team, serving in an advisory capacity as a managing director. The Growth team expects to launch a fifth strategy, the Franchise strategy, in the first quarter of 2025.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	16.13%	0.60%	10.64%	12.32%	11.05%
MSCI ACWI® Index	17.49%	5.43%	10.05%	9.22%	6.75%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	17.51%	0.14%	11.10%	—%	13.55%
MSCI ACWI® Small Mid Index	8.68%	0.82%	6.61%	—%	6.78%

U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	13.27%	(3.13)%	10.15%	10.80%	14.27%
Russell Midcap® Index	15.34%	3.79%	9.91%	9.62%	10.31%
Russell Midcap® Growth Index	22.10%	4.04%	11.46%	11.53%	9.98%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	15.96%	(2.69)%	6.72%	10.98%	10.58%
Russell 2000® Index	11.54%	1.24%	7.40%	7.81%	8.93%
Russell 2000® Growth Index	15.15%	0.21%	6.85%	8.08%	7.78%
Global Equity Team
Our Global Equity team manages three investment strategies: Global Equity, Non-U.S. Growth and China Post-Venture.
Mark L. Yockey serves as portfolio manager of the Global Equity and Non-U.S. Growth strategies. Charles-Henri Hamker and Andrew J. Euretig are also portfolio managers of the Global Equity strategy and associate portfolio managers of the Non-U.S. Growth strategy. Tiffany Hsiao serves as portfolio manager and Yuan Yuan Ji serves as associate portfolio manager of the China Post-Venture strategy.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	18.78%	2.66%	8.44%	10.22%	11.66%
MSCI ACWI® Index	17.49%	5.43%	10.05%	9.22%	9.14%

Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	11.77%	1.74%	4.71%	5.71%	9.37%
MSCI EAFE® Index	3.82%	1.64%	4.72%	5.19%	4.87%

China Post-Venture (April 1, 2021)
Average Annual Gross Returns	14.48%	(7.52)%	—%	—%	(8.41)%
MSCI China SMID Cap Index	9.54%	(10.70)%	—%	—%	(12.36)%

U.S. Value Team
Our U.S. Value team manages three investment strategies: Value Equity, U.S. Mid-Cap Value and Value Income. Thomas A. Reynolds, Daniel L. Kane and Craig Inman are the portfolio managers for the strategies.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	13.49%	9.35%	12.51%	11.06%	9.62%
Russell 1000® Index	24.51%	8.40%	14.26%	12.86%	10.65%
Russell 1000® Value Index	14.37%	5.63%	8.67%	8.48%	8.00%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	5.76%	3.51%	8.65%	7.82%	11.83%
Russell Midcap® Index	15.34%	3.79%	9.91%	9.62%	9.63%
Russell Midcap® Value Index	13.07%	3.88%	8.59%	8.10%	9.52%

Value Income (March 1, 2022)
Average Annual Gross Returns	10.91%	—%	—%	—%	4.98%
S&P 500 Market Index	25.02%	—%	—%	—%	12.73%

International Value Group
The International Value Group, led by N. David Samra, manages two investment strategies: International Value and International Explorer. Mr. Samra serves as lead portfolio manager of the International Value strategy and managing director of the International Explorer strategy. Ian P. McGonigle serves as co-portfolio manager of the International Value strategy and Benjamin L. Herrick serves as associate portfolio manager. Beini Zhou and Anand Vasagiri serve as co-portfolio managers of the International Explorer strategy. The International Value Group expects to launch a third strategy, the Global Special Situations strategy, during the first half of 2025. Mr. Samra will serve as managing director and Brian Louko will serve as portfolio manager of the new strategy.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
International Value (July 1, 2002)
Average Annual Gross Returns	7.77%	7.90%	10.23%	8.74%	11.53%
MSCI EAFE® Index	3.82%	1.64%	4.72%	5.19%	5.91%

International Explorer (October 1, 2020)
Average Annual Gross Returns	7.32%	4.47%	—%	—%	13.58%
MSCI All Country World Index Ex USA Small Cap (Net)	3.36%	(1.46)%	—%	—%	6.80%

Global Value Team
Our Global Value team, led by Daniel J. O’Keefe, manages two investment strategies: Global Value and Select Equity. Mr. O’Keefe serves as lead portfolio manager and Michael J. McKinnon serves as portfolio manager of both strategies.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	11.90%	7.74%	9.51%	8.90%	8.93%
MSCI ACWI® Index	17.49%	5.43%	10.05%	9.22%	6.40%

Select Equity (March 1, 2020)
Average Annual Gross Returns	16.96%	7.91%	—%	—%	12.92%
S&P 500 Market Index	25.02%	8.93%	—%	—%	17.11%

Sustainable Emerging Markets Team
Our Sustainable Emerging Markets (SEM) team manages one investment strategy. Maria Negrete-Gruson is the portfolio manager of the Sustainable Emerging Markets strategy.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Sustainable Emerging Markets (July 1, 2006)
Average Annual Gross Returns	8.25%	(2.31)%	2.72%	5.83%	5.25%
MSCI Emerging Markets Index	7.50%	(1.92)%	1.70%	3.63%	4.44%

Credit Team
Our Credit team manages three investment strategies: High Income, Credit Opportunities and Floating Rate. Bryan C. Krug serves as portfolio manager of all three strategies. Seth B. Yeager also serves as portfolio manager of the Floating Rate strategy.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	9.39%	5.13%	6.68%	7.44%	7.14%
ICE BofA U.S. High Yield Index	8.20%	2.91%	4.04%	5.08%	4.67%

Credit Opportunities (July 1, 2017)
Average Annual Gross Returns	18.06%	13.10%	16.20%	—%	13.90%
ICE BofA U.S. Dollar 3-Month Deposit Offered Rate Constant Maturity Index	5.47%	3.91%	2.58%	—%	2.43%

Floating Rate (January 1, 2022)
Average Annual Gross Returns	8.78%	7.44%	—%	—%	7.44%
S&P UBS Leveraged Loan Index	9.05%	6.84%	—%	—%	6.84%

Developing World Team
Our Developing World team manages one investment strategy. Lewis S. Kaufman is the portfolio manager of the Developing World strategy.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	30.04%	0.41%	11.12%	—%	11.59%
MSCI Emerging Markets Index	7.50%	(1.92)%	1.70%	—%	3.51%

Antero Peak Group
Antero Peak Group manages two investment strategies: Antero Peak and Antero Peak Hedge. Christopher P. Smith is the portfolio manager of both strategies.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Antero Peak (May 1, 2017)
Average Annual Gross Returns	32.68%	5.26%	13.80%	—%	18.62%
S&P 500 Market Index	25.02%	8.93%	14.51%	—%	14.44%

Antero Peak Hedge (November 1, 2017)
Average Annual Gross Returns	30.33%	4.31%	10.78%	—%	13.26%
S&P 500 Market Index	25.02%	8.93%	14.51%	—%	14.13%

International Small-Mid Team

International Small-Mid Team manages one investment strategy. Rezo Kanovich is the portfolio manager of the Non-U.S. Small-Mid Growth strategy. Effective March 31, 2024, the International Small-Mid team became its own autonomous investment franchise. Previously, the Non-U.S. Small-Mid Growth strategy was part of the Global Equity team.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Small-Mid Growth (January 1, 2019)
Average Annual Gross Returns	0.86%	(4.43)%	4.44%	—%	9.44%
MSCI All Country World Index Ex USA Small Mid Cap (Net)	3.49%	(1.19)%	3.54%	—%	6.46%

EMsights Capital Group

EMsights Capital Group manages three investment strategies: Global Unconstrained, Emerging Markets Debt Opportunities and Emerging Markets Local Opportunities. Michael A. Cirami and Sarah C. Orvin serve as the portfolio managers of each strategy.

	As of December 31, 2024
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Unconstrained (April 4, 2022)
Average Annual Gross Returns	12.25%	—%	—%	—%	10.80%
ICE BofA 3-month U.S. Treasury Bill Index	5.25%	—%	—%	—%	4.24%

Emerging Markets Debt Opportunities (May 1, 2022)
Average Annual Gross Returns	10.85%	—%	—%	—%	12.67%
J.P. Morgan EMB Hard Currency/Local Currency 50-50	2.28%	—%	—%	—%	4.64%

Emerging Markets Local Opportunities (August 1, 2022)
Average Annual Gross Returns	1.05%	—%	—%	—%	8.48%
J.P. Morgan GBI-EM Global Diversified	(2.38)%	—%	—%	—%	5.32%

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

Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional channel also includes AUM sourced from defined contribution plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2024, approximately 30% of our AUM were attributed to clients represented by investment consultants. As of December 31, 2024, 62% of our AUM were sourced through our institutional channel.
Intermediary Channel
We maintain relationships with a number of major brokerage firms and larger private banks and trust companies at which the process for identifying which funds to offer has been centralized to a relatively limited number of key decision-makers that exhibit institutional-like decision-making behavior. We also maintain relationships with a number of financial advisory firms and broker-dealer advisors that offer our investment products to their clients. These advisors range from relatively small firms to large organizations. As of December 31, 2024, approximately 35% of our AUM were sourced through our intermediary channel.
Retail Channel
We primarily access retail investors indirectly through mutual fund supermarkets through which investors have the ability to purchase and redeem fund shares. U.S. investors can also invest directly in Artisan Funds. Our subsidiary, Artisan Partners Distributors LLC, a registered broker-dealer, distributes shares of Artisan Funds. Publicity and ratings and rankings from Morningstar, Lipper and others are essential to building the Artisan Partners brand, which is important for attracting retail investors. As a result, we publicize the ratings and rankings received by Artisan Funds and work to ensure that potential retail investors have appropriate information to evaluate a potential investment in Artisan Funds. We do not generally use direct marketing campaigns as we believe that their cost outweighs their potential benefits. As of December 31, 2024, approximately 3% of our AUM were sourced from investors we categorize as retail investors.
Across our institutional, intermediary and retail channels, we generally consider approximately 59% of our AUM as of December 31, 2024 to be attributed to intermediated wealth clients.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and pooled vehicles. As of December 31, 2024, Artisan Funds and Artisan Global Funds accounted for approximately 48% of our total AUM, and approximately 52% of our AUM were managed in separate accounts and other pooled vehicles.
Separate Accounts and Other Pooled Investment Vehicles (“Separate Accounts and Other”)
We manage traditional separate accounts within most of our investment strategies. As of December 31, 2024, we managed 219 traditional separate accounts spanning 132 client relationships, with our largest separate account relationship representing approximately 11% of our AUM. These separate account clients include both institutional and intermediary channel relationships, such as pension and profit sharing plans, corporations, trusts, endowments, foundations, charitable organizations, high net worth individuals, governmental entities, insurance companies, commingled investment vehicles, investment advisers and other financial institutions, trustees of collective investment trusts and investment companies and similar pooled investment vehicles. The fees we charge on separate accounts vary by client, investment strategy and the size of the account. Fees are accrued monthly, but generally are paid quarterly in arrears.
A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts, or CITs. We act as investment adviser to the CITs and earn a management fee for providing this service. As of December 31, 2024, CITs represented approximately 5% of our AUM.
Certain of our investment strategies are primarily offered through Artisan-sponsored unregistered pooled investment vehicles, referred to as Artisan Private Funds. For serving as investment adviser to Artisan Private Funds, we earn a management fee and, for certain funds, are entitled to receive either an allocation of profits or a performance-based fee. As of December 31, 2024, Artisan Private Funds comprised approximately 1% of our AUM.
In our reporting materials, unless otherwise stated, our “separate accounts and other” AUM includes assets we manage in traditional separate accounts, Artisan-branded CITs and Artisan Private Funds. In addition, assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority are also included within the “separate accounts and other” category. As of December 31, 2024, these assets under advisement represented less than 1% of our AUM.

Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. We earn management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds. As of December 31, 2024, Artisan Funds represented approximately 43% of our AUM.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds provides non-U.S. investors with access to a number of our investment strategies in a pooled vehicle structure. We earn investment management fees, which are based on the average daily net assets of each sub-fund and are generally paid monthly, for serving as investment adviser to these funds. As of December 31, 2024, Artisan Global Funds represented approximately 5% of our AUM.
Regulatory Environment and Compliance
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations and regulators located outside the United States. Under these laws and regulations, agencies that regulate investment advisers, investment funds and other related entities have broad authority, including the power to limit, restrict or prohibit the regulated entity from conducting business in the event that it fails to comply with such laws and regulations. Breaches of these laws and regulations could result in regulatory enforcement actions, civil liability, criminal liability and/or the imposition of sanctions, including monetary damages, injunctions, disgorgements, fines, censures, and the revocation, cancellation, suspension or restriction of licenses, registration status or approvals held by us or our employees in a jurisdiction or market. In addition, a regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business.
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
Artisan Partners Limited Partnership is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and is a member of the National Futures Association (“NFA”), with respect to its management of certain investment vehicles. The CFTC and NFA each administer a comparable regulatory system covering futures, swaps and other derivative instruments. As the commodity pool operator of these investment vehicles, Artisan Partners claims relief under the Commodity Exchange Act from certain reporting and recordkeeping requirements. Artisan Partners is exempt from the obligations of a registered commodity pool operator with respect to certain funds and vehicles.
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

The legislative and regulatory environment in the U.S. is subject to continual change. Political and electoral changes and developments have in the past introduced, and may in the future introduce, additional uncertainty. New legal or regulatory requirements often add further complexity to our business and operations, and addressing such new requirements may require substantial expenditures of time and capital. Certain regulatory reforms in the U.S. that have impacted, or may in the future impact, our business include the following items:
•The SEC has recently proposed and/or adopted a number of new rules impacting registered investment advisers (e.g. rules on safeguarding client assets and predictive data analytics, amendments to Form PF, service provider oversight requirements and ESG disclosure rules) and registered investment companies (e.g. amendments to the names rule, liquidity risk management and ESG disclosure rules). In addition, the SEC adopted, but subsequently stayed implementation of, climate disclosure rules that would require public issuers to include enhanced disclosure and financial metrics regarding corporate climate-related information in periodic reports and registration statements, and these rules remain subject to applicable legal challenges. The future of many of these rules remains uncertain in light of the new administration’s rule-making freeze and shift in regulatory priorities. Rules that ultimately become effective will impact us and the funds we manage to varying degrees.
•There continues to be increased focus on the appropriate use and maintenance of personal data belonging to customers, employees and certain other individuals. We are subject to the California Consumer Privacy Act, as amended (CCPA), and various other states have proposed and/or adopted data privacy laws with which we are or may be required to comply.
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
We have historically operated in Australia on the basis of a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments Commission. This relief is set to expire for foreign financial service providers like us and, as a result, Artisan Partners Limited Partnership or one of its affiliates may need to apply for and obtain a securities license or a new exemption by April 2026.
Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands. The Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law.
Our business is also subject to the rules and regulations of the countries in which we conduct distribution or investment management activities. We have relationships with clients located outside of the U.S., which are subject to the laws and regulations of the jurisdictions in which the client is domiciled. In addition, 45% of our AUM were invested in securities denominated in currencies other than the U.S. dollar as of December 31, 2024. Our investments in these non-U.S. securities subject us to certain laws and regulations of the jurisdictions in which the issuer resides or is traded. We may also be subject to U.S. laws and regulations with respect to our distribution or investment management activities in non-U.S. markets, including in jurisdictions that may be considered higher risk.

Regulatory reforms in jurisdictions in which we currently operate or invest, and expansion of our business into new international jurisdictions, further complicate our compliance efforts. Addressing these legal and regulatory matters may require substantial time and expense. Certain non-U.S. regulatory reforms or guidance regarding such regulations that have impacted, or may in the future impact, our business include the following items:
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
•Passive and alternative investment options continue to grow organically while traditional actively managed strategies generally remain in outflows.
•A number of shifts in the distribution landscape are putting pressure on traditional distribution models. These shifts include:
▪distribution partners becoming more selective and maintaining fewer relationships with investment managers
▪intermediaries capturing a greater share of inflows via proprietary investment solutions
▪client demand for new investment vehicles that may be lower fee or more tax efficient
In response to these and other headwinds, we have continued to build out our alternatives capabilities and increase degrees of investment freedom within our existing investment strategies. We also regularly evaluate potential new investment teams and talent, as well as new investment structures and vehicles in an effort to enhance and expand our investment platform. In addition, we have evolved our distribution structure, incorporating additional associates, re-aligning incentives and providing a robust set of resources, as well as making continued investments to deepen our digital distribution capabilities.
The industry in which we operate is highly competitive. In order to be successful and grow our business, we must be able to compete effectively for AUM. We compete to attract clients and investors principally on the basis of:
•the performance of our investment strategies
•the continuity of our investment and distribution professionals
•the range of investment strategies and vehicles we offer
•the quality of the service we provide to our clients
•our brand recognition and reputation within the investing community
•the fees we charge for the investment management services we provide
We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. For additional information concerning the competitive risks that we face, see “Risk Factors—Competition and Distribution Risks—The investment management industry is intensely competitive and experiencing transformative pressures.”

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
As of December 31, 2024, we employed 584 associates. Approximately 30% of our associates work within our investment teams, 19% within our distribution teams and 51% within our business management and operations teams. Approximately 93% of our associates operate from our U.S. offices and 7% operate from our offices outside of the U.S. As of December 31, 2024, 42% of our U.S. associates were female and 22% of our U.S. associates self-identified as ethnically diverse. We invest significant energy in the recruitment of our associates as they are critical to ensuring the long-term success of our firm. We strive to recruit and hire outstanding associates who thrive in broad roles and want the freedom to grow their talents and careers. We are committed to seeking professionals from different backgrounds, experiences and geographies to foster creative thinking and differentiated perspectives that remain a pillar of the firm’s culture. We have built relationships with a variety of recruitment partners and community organizations to broaden our candidate pools and increase our access to talent from diverse backgrounds.
We actively support associate engagement and development, both formally and informally, and encourage advancement from within the firm. Our tuition reimbursement program is available to associates who are pursuing applicable undergraduate and graduate degrees, certifications and licenses relevant to the business. Our diversity, equity and inclusion committee champions our DEI efforts by bringing together a group of individuals with broad representation across the firm, as well as diverse social, regional and cultural identities. We also actively support a number of associate-led groups as part of our ongoing commitment to providing an environment that allows our talented associates to thrive. These groups, which include the Pride Alliance, Multicultural Exchange, diffAbilities and the Women’s Networking Initiative, create supportive and collaborative networks, encourage engagement and a sense of belonging, and enhance professional and personal growth.
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
Sustainability
Artisan Partners’ purpose is to generate and compound wealth over the long-term for our clients. The wealth we generate improves retirement outcomes, pays for education, funds charitable purposes and in general improves people’s lives. In addition to generating successful investment outcomes for our clients, we strive to promote success across a diverse group of associates and generate sustainable financial outcomes for our shareholders.
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

Our Structure
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2024, we owned approximately 87% of Artisan Partners Holdings, and the other 13% was owned by the limited partners of Artisan Partners Holdings.
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

The diagram below depicts our organizational structure as of December 31, 2024:

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Eric R. Colson (Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 7% of our outstanding Class A common stock as of December 31, 2024.

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
Our success depends on our ability to attract, retain and motivate, including through competitive compensation packages, the portfolio managers who manage our investment strategies and have been primarily responsible for the historically strong investment performance we have achieved. The departure of a portfolio manager has in the past contributed to clients’ decisions to withdraw funds from an investment strategy and could in the future cause clients to withdraw funds or terminate their relationship with us entirely. Such client cash outflows reduce our AUM, and therefore reduce our investment advisory fees and our net income. The departure of a portfolio manager has in the past and could in the future also cause consultants and intermediaries to stop recommending a strategy for a period of time, and clients to refrain from allocating additional funds to a strategy or delay such additional funds until a sufficient new track record has been established. Although we have not been materially impacted by the departure of a portfolio manager to date, we cannot guarantee that any future impacts from departures would not be material, particularly if the departing portfolio manager is responsible for managing a significant percentage of AUM that accounts for a high proportion of our revenues. See “Item 1—Business” in Part I of this report for a breakdown of AUM managed within each investment strategy and the portfolio manager(s) responsible for each strategy.
In addition to our key investment professionals, we also depend on the contributions of our senior management team led by Eric R. Colson and Jason A. Gottlieb, and certain marketing and client service personnel who have direct contact with our institutional clients, consultants, intermediaries and other key individuals within each of our distribution channels. Despite our efforts to implement succession plans with respect to these key professionals, the loss of any of these key professionals could limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new client assets and related revenues.
Competition for highly-skilled and motivated portfolio managers and other key professionals in the investment management industry is intense, and the market for qualified professionals in our industry is characterized by the frequent movement of professionals among different firms. Further, portfolio managers and other key professionals have an increasing number of employment options other than traditional asset management firms, including multi-manager platforms, alternative investment firms, family offices and insurance companies. Any of our key professionals may resign at any time, retire, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to one-year post-employment non-compete obligations, these non-competition provisions are not enforceable in certain jurisdictions or may not be enforceable to their full extent. In addition, we have in the past and may again in the future agree to waive non-competition provisions or other restrictive covenants applicable to former key professionals in light of the circumstances surrounding their relationship with us. We do not carry “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our key professionals.
Changes to our investment environment or compensation structures could cause instability within our investment teams and/or have an adverse effect on the performance of our investment strategies, our financial results and our ability to grow.
Attracting, developing and retaining talented investment professionals is an essential component of our business strategy. To do so, it is critical that we continue to foster an environment and provide opportunities, compensation and benefits that are attractive for existing and prospective investment professionals. If we are unsuccessful in maintaining such an environment or compensation levels or structures, for example if the activities we undertake in pursuit of growing our alternatives-focused business impacts our ability to simultaneously maintain our traditional equity-focused investment teams and strategies, our existing investment professionals may leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
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
With respect to asset-based revenues, each of our investment teams shares a bonus pool consisting of 25% of the asset-based revenues earned by the strategies managed by the respective team. The revenue share directly links the majority of the investment teams’ cash compensation to long-term growth in revenues, which, over the long-term, we believe is primarily linked to investment performance. Each team is also entitled to a share of the performance-based revenues earned by the strategies it manages. We also provide supplemental incentive payments to investment professionals in support of new or subscale teams or strategies or franchise development efforts.

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
We regularly assess the effectiveness of our compensation arrangements and long-term incentive structures in aligning the long-term interests of our investment professionals with those of our clients and stockholders and consider whether different, or modified, arrangements or structures would enhance incentives for long-term growth and succession planning.
The implementation of new or modified compensation arrangements or long-term incentive programs has in the past led to friction within our investment teams. Future modifications to compensation arrangements or long-term incentive programs, or other decisions relating to resource allocation, could cause instability within our investment teams if those modifications or decisions were perceived to negatively impact portfolio managers’ economic outcomes or treated teams differently from one another. In addition, any new arrangements or structures could materially impact our financial performance and results (or expectations about our future financial performance and results), reduce the amount of cash available for dividends and distributions to our stockholders and partners, or result in dilution to other stockholders.
Market and Investment Performance Risks
Poor investment performance leads to a loss of AUM which reduces our revenues and negatively impacts our financial condition.
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
Difficult market conditions typically adversely affect our business in many ways, including by reducing our AUM and causing clients to withdraw funds, each of which reduces our revenues and impacts our financial condition.
Financial markets have experienced, and may continue to experience, volatility and disruption amid continued concerns about elevated inflation, uncertainty around the timing and extent of changes in interest rates, effects of geopolitical tensions, conflicts and wars, and other global economic conditions. This continued volatility and uncertainty in global financial markets has impacted, and may continue to impact, the value of our AUM. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM result in corresponding fluctuations in our revenues and earnings. Difficult market conditions have in the past and may in the future cause investors in the mutual funds we advise to redeem their investments in those funds which they can do at any time and without prior notice. Our separate account clients have in the past and may in the future reduce the aggregate amount of AUM with us with minimal or no notice for any reason, including due to declining financial market conditions. In addition, the prices of the securities held in the portfolios we manage have in the past and may in the future decline for any number of reasons beyond our control, including, among others, a declining market, general economic downturn or recession, political uncertainty, inflation rates, natural disasters, war, acts of terrorism, or other unpredictable events.
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
As of December 31, 2024, approximately 54% of our AUM were invested in strategies that primarily invest in securities of non-U.S. companies. Some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 45% of our AUM were invested in securities denominated in currencies other than the U.S. dollar at December 31, 2024. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
Investments in non-U.S. issuers are affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues have in the past and could in the future cause governments to assert their ability to tax the local gains and/or income of foreign investors, which has in the past and could in the future adversely affect clients’ interests in investing outside their home markets. Many financial markets are not as developed or as efficient as the U.S. financial markets and in some cases lack established regulations. As a result, those markets typically have limited liquidity and higher price volatility.
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
We may not be able to maintain our current fee rates for any number of reasons, including as a result of poor investment performance, competitive pressures, changes in global markets and asset classes, or as a result of changes in our business mix. Although our investment management fees vary by client, investment strategy and investment vehicle, we historically have been successful in maintaining an attractive overall rate of fee and profit margin due to the strength of our investment performance and our focus on high value-added investment strategies. However, the general trend toward lower fees in the investment management industry as a result of competition and regulatory and legal pressures continues. In order to maintain our fee structure in a competitive environment, we must retain the ability to decline additional assets to manage from potential clients who demand lower fees even though our revenues may be adversely affected in the short term. In addition, we must be able to continue to provide clients with investment returns and service that our clients believe justify our fees.
From time to time, we offer lower fees in order to retain current, and attract additional, assets to manage. We also make fee concessions in certain circumstances, for example in order to attract early investors in a new strategy or increase marketing momentum in a strategy. Downward pressure on fees results from additional factors, including the growth and evolution of the universe of potential investments in a market or asset class or by transformative pressures impacting the investment management industry, such as the continued growth of allocations to passive and alternative investment options. Changes in how clients choose to access asset management services also exert downward pressure on fees. Some investment consultants, for example, have implemented programs in which the consultant provides a range of services, including selection, in a fiduciary capacity, of asset managers to serve as sub-adviser at lower fee rates than the manager’s otherwise applicable rates, with the expectation of a larger amount of AUM through that consultant. The expansion of those and similar programs could, over time, make it more difficult for us to maintain our fee rates. In addition, from time to time, plan sponsors of 401(k) and other defined contribution assets that we manage choose to invest plan assets in vehicles with lower cost structures than mutual funds (such as a collective investment trust) or may choose to access our services through a separate account. We provide fewer services to collective investment trusts and separate accounts than we provide to Artisan Funds and we receive fees at lower rates.
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
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors primarily through consultants, 401(k) platforms, mutual fund platforms, broker-dealers and financial advisors through which shares of the funds are sold. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest intermediary relationships across multiple distribution channels represented approximately 9% and 8% of our total AUM as of December 31, 2024.
Certain of our intermediaries through which we distribute our mutual funds also sell their own funds and technology-enabled investment solutions. Investment products offered by intermediaries may have lower fees and be provided in more tax efficient wrappers, which could limit the distribution of our investment strategies that are offered through more traditional vehicles. Certain intermediaries have reduced the number of investment options they make available to their clients and/or are seeking to reduce the number of investment management firms with whom they work. Any failure to maintain strong business relationships with these intermediaries due to any of the above-described factors would impair our ability to sell our products, which in turn could have a negative effect on our AUM, revenues and net income.
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
We access institutional clients primarily through consultants upon whose referrals our institutional business is highly dependent. These consultants review and evaluate our products and our firm from time to time. As of December 31, 2024, the investment consultant advising the largest portion of our AUM represented approximately 4% of our total AUM. Poor reviews or evaluations of us or a particular strategy may result in client withdrawals or may impair our ability to attract new assets through these consultants.
The investment management industry is intensely competitive and experiencing transformative pressures. Failure to address these transformative pressures and remain competitive could negatively impact our business.
Competition within the investment management industry is based on a variety of factors, including investment performance, management fee rates, continuity of investment professionals and client relationships, the quality of client service, corporate positioning and business reputation, continuity of distribution arrangements with intermediaries and product mix and offerings. In addition, the investment management industry is facing transformative pressures and trends from a variety of different sources including increased fee pressure; a continued shift away from actively managed equity and fixed income strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with; increased regulatory activity and scrutiny of many aspects of the investment management industry; and advances in technology and digital wealth and distribution tools. A number of factors, including the following, serve to increase our competitive risks:
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

•We have less experience in the management and distribution of alternative products, toward which investor allocations are growing, as compared to active equity products.
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
As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our business strategy to adequately address these trends and pressures, we may be unable to meet client needs satisfactorily, our competitive position may weaken, and our business results and operations may be adversely affected.
Risks Related to our Business
Our efforts to establish and develop new teams, strategies and vehicles, or pursue other strategic transactions, may face challenges or ultimately be unsuccessful, which could impact our results of operations, reputation and culture.
We seek to recruit new investment teams that manage high value-added investment strategies and would allow us to grow strategically. We also look to develop new, differentiated strategies managed by our existing teams. We expect the costs associated with establishing a new investment team, strategy or vehicle to initially exceed the revenues generated, which will negatively impact our results of operations. New strategies or vehicles, whether managed by a new team or by an existing team, can and do make investments or present operational, legal, regulatory, or distribution-related issues and risks that we have not yet encountered or with which we have less experience. The incorporation of new teams, strategies, vehicles and types of investments could strain our resources and increase the likelihood of an error or failure, a risk which is exacerbated by the increasingly specialized nature of newer investment teams and strategies. The establishment of new teams or strategies (in particular, alternative investment teams or strategies) may also cause us to depart from our traditional compensation and economic model, which could reduce our profitability and harm our firm’s culture.
Historical returns of our existing investment strategies will not be indicative of the investment performance of any new strategy and new strategies may have higher performance expectations that are more difficult to meet. Poor performance of any new strategy could negatively impact our reputation and the reputation of our other investment strategies.
We generally support the development of new strategies by making one or more seed investments or capital commitments using capital that would otherwise be available for our general corporate purposes. Making such investments exposes us to capital losses and reduces the amount of capital available for other purposes. In addition, the development of new investment teams and strategies requires the support of well-qualified investment, distribution and operational talent, the market for which has been and may continue to be tight. The inability to recruit or retain such personnel may negatively impact our ability to develop investment teams and strategies and may ultimately hinder our growth.
From time to time, we also consider other strategic opportunities, including potential acquisitions or similar transactions, which may impact our business. We cannot be certain that we will be able to identify, consummate and successfully complete such transactions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. These initiatives typically involve a number of risks and present financial, managerial and operational challenges to ongoing business operations. Such risks include the required investment of capital and other resources; unanticipated problems regarding integration and oversight of a new business, additional or new regulatory requirements, operating facilities and technologies and new employees; distracting management and other key personnel from our existing businesses; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction. There is no guarantee we will realize the anticipated benefits from any such transactions in a timely manner, if at all.
We derive substantially all of our revenues from contracts and relationships that may be terminated upon short or no notice.
We derive substantially all of our revenues from investment management agreements, all of which are terminable by clients upon short or no notice. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ boards or a vote of a majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be renewed annually by that fund’s board, including by its independent members. In addition, all of our separate accounts and some of the mutual funds that we sub-advise have the ability to re-allocate all or any portion of the assets that we manage away from us at any time with little or no notice. The decrease in revenues that could result from the termination of a material client relationship or the re-allocation of assets away from us could have a material adverse effect on our business.
Investors in many of the funds we advise can redeem their investments at any time without prior notice or with fairly limited notice, which would reduce our AUM and could adversely affect our earnings.
Investors in the mutual funds, UCITS funds, and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice. Investors in certain other pooled vehicles may redeem their investments with fairly limited prior notice. Investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Redemptions reduce our AUM and adversely affect our revenues.

The majority of our AUM are managed in primarily long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage more assets in diverse strategies.
19 of our 25 investment strategies, which accounted for over 90% of our AUM as of December 31, 2024, invest primarily in publicly-traded equity securities. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of these strategies is likely to decline. Although certain strategies have the ability to take short positions in equity securities, such investments have not typically been made in practice. In addition, there is no guarantee that such short positions would meaningfully offset the poor performance of our long-only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.
Our newest investment strategies and strategies we may establish in the future present certain investment, operational, distribution and other risks that are different in kind and/or degree from those presented by our earlier investment strategies and dealing with those risks presents us with new challenges.
Our newest investment strategies have the ability to make investments that present different risks and/or degrees of risk than our other strategies, which invest primarily in publicly traded equity securities. For example, several of our newest strategies invest in securities that are not publicly traded. We may be prohibited from selling these investments for a period of time and generally will be unable to sell these securities publicly unless their sale is registered under applicable securities law or unless an exemption from such registration is available. Illiquid securities are more difficult to value and dispose of when desired and, under certain circumstances, may make it more difficult to manage investors’ redemption requests. Several of our existing strategies, and strategies we may offer in the future, can and do invest in certain instruments (such as derivative securities) and engage in activities (such as shorting and use of leverage) the complexity of which may place additional demands on our existing operational infrastructure and our existing employees, and increase the risk of operational errors. Any such errors could damage our reputation or result in regulatory scrutiny or legal liability. In addition, any real or perceived problems could cause a disproportionate negative impact on our business and reputation.
Several of our newer investment strategies are primarily offered through private funds, which present operational, regulatory and distribution-related risks that are different from those associated with the mutual funds and traditional separate accounts through which we offer our earlier investment strategies. In the future, we expect to offer new investment strategies in new asset classes through different types of investment vehicles and fund structures which could present different types of operational, regulatory and distribution-related risks with which we have little to no experience. For example, our reputation as a long-only manager of traditional investment products has been an impediment to penetrating new channels and selling our newer alternative investment strategies. Although we continue to build out a team of distribution professionals with deep alternatives experience and strong fundraising networks, we cannot be sure that these changes will have a meaningful impact on selling our alternatives strategies. In general, the complexity of these newer strategies and vehicles could strain our resources and increase the likelihood of real or perceived problems, which could damage our reputation or result in regulatory scrutiny or legal liability.
Several of our newer investment strategies and vehicles, and strategies and vehicles that we may establish in the future, have more limited capacity than our earlier large-capacity investment strategies. Despite the limited capacity, these newer strategies with broader degrees of freedom may require increased access to specialized technology, market data with advanced data analytic capabilities, and operational resources, including bespoke operational solutions and third-party service providers as well as operational, distribution and other personnel with specialized talent to align with the increasing complexity of the investment strategies. In addition to the risk that our newer investment teams, strategies or vehicles may not experience the requisite growth to compensate for these increased operational support costs, requests for resources that are disproportionate to the size of the investment team may put pressure on our resource allocation model and cause friction and instability among the teams. Friction among investment teams may also occur if these newer strategies with broader degrees of freedom take action or make investments that ultimately impact the ability of our other investment teams to invest in a manner consistent with their philosophy and process. Friction and distraction within our investment teams may cause our existing investment professionals to leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
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
As we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies when we believe it is in the best interests of our clients even though our AUM and investment advisory fees may be negatively impacted in the short term. Similarly, we may establish new investment teams or strategies or expand operations into new geographic areas if we believe such actions are in the best interests of our clients, even though our profitability may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profitability, which benefits both our clients and stockholders, if clients perceive a change in our investment or operations decisions in favor of a strategy to maximize short-term results, they may withdraw funds, which could reduce our revenue and impact our financial condition.
Offering private funds also poses risks associated with side-by-side management and the potential for real or perceived conflicts of interest, which, if not managed correctly, could cause reputational harm, regulatory scrutiny or litigation. We have established policies and procedures to manage potential conflicts of interest associated with side-by-side management. However, we are unable to completely eliminate the potential for real or perceived conflicts of interest.
Our failure to comply with clients’ investment guidelines and applicable legal limitations could result in damage awards against us and a loss of AUM, either of which could adversely affect our reputation and financial condition.
When clients retain us to manage assets on their behalf, they generally specify certain investment guidelines that we are required to follow. In addition, some of our clients are subject to laws that impose restrictions and limitations on the investment of their assets. For example, U.S. mutual fund assets that we manage must be invested in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or fund investors which, depending on the circumstances, could result in our obligation to reimburse such clients or fund investors. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement we offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
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
We continue to expand our distribution efforts into non-U.S. markets. The number of client relationships outside the U.S. has grown from 77 as of December 31, 2014 to 228 as of December 31, 2024. Costs related to our distribution efforts in non-U.S. markets have often been more expensive than comparable costs in the U.S. and our non-U.S. clients may be accustomed to certain practices that differ from and may conflict with practices that are customary in the U.S. For example, the use of soft dollars for research products and services are generally accepted in the U.S. However, other jurisdictions (for example, the European Union) have requirements that limit or prohibit the use of soft dollars for research products and services. Such conflicting practices add complexity, costs and risk to our non-U.S. client relationships.
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
We are subject to income taxes, as well as non-income based taxes, in both the U.S. and certain foreign jurisdictions at various levels of government. We cannot predict future changes in the tax laws, regulations, administrative guidance or judicial decisions to which we are subject or that could apply to our business. Any such changes could have a material impact on our tax liability, materially impact our effective tax rate, result in additional tax reporting obligations, or result in increased costs associated with our tax compliance efforts.
From time to time, we are subject to income and non-income based tax audits in the jurisdictions in which we operate. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations in a number of jurisdictions. From time to time, tax authorities have disagreed with certain positions we have taken which has resulted in additional taxes and, in certain cases interest payments. In the future, such instances may result in additional taxes, interest, fines and penalties becoming due. We evaluate whether to record tax liabilities for possible tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. We adjust these liabilities in light of changing facts and circumstances and consultations with our outside tax advisors. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our estimates.
We are subject to extensive, complex and sometimes overlapping laws, rules and regulations.
The industry in which we operate is subject to extensive and complex laws, rules and regulations. We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC, the U.S. Department of Labor, the Financial Industry Regulatory Authority, the Commodity Futures Trading Commission and the National Futures Association. Our business is also subject to the laws and regulations of the various countries in which we conduct distribution or investment management activities. For a more extensive discussion of certain laws and regulations to which we are subject, see “Item 1—Business—Regulatory Environment and Compliance” in Part I of this report.
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
We may incur significant legal expenses in defending against litigation whether or not we engaged in conduct as a result of which we might be subject to legal liability. In addition, we may be obligated, and under our certificate of incorporation, bylaws and indemnification agreements we have entered are obligated under certain conditions, or may choose, to indemnify directors, officers or other personnel against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. These obligations may pose substantial risks to our financial condition, if we are not able to maintain insurance covering such losses or if claims are in excess of our coverage. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.
A change of control could result in termination of our investment management agreements with mutual funds and could trigger consent requirements in our other investment management agreements.
Under the 1940 Act, each of the investment management agreements between SEC-registered mutual funds and our subsidiary, Artisan Partners Limited Partnership, will terminate automatically in the event of its assignment. Upon the occurrence of such an assignment, our subsidiary could continue to act as adviser to any such fund only if that fund’s board and shareholders approved a new investment management agreement, except in the case of certain funds that we sub-advise for which only board approval would be necessary. In addition, as required by the Advisers Act, each of the investment management agreements for the separate accounts we manage provides that it may not be assigned, as defined in the Advisers Act, without the consent of the client. An assignment occurs under the 1940 Act and the Advisers Act if, among other things, Artisan Partners Limited Partnership undergoes a change of control as recognized under the 1940 Act and the Advisers Act. If such an assignment were to occur, we cannot be certain that we would be able to obtain the necessary approvals from the boards and shareholders of the mutual funds we advise or the necessary consents from our separate account clients.
Operational and Cybersecurity Risks
We depend on information technology, and any failures of, damage to or unauthorized access to our information technology systems or infrastructure, or those of third parties with which we do business, may disrupt our business, result in losses, damage our reputation or limit our growth.
We are heavily dependent on the capacity and reliability of the communications and information technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. As our clients, physical locations and investment teams and strategies increase in number and grow in complexity, and as our employees become increasingly mobile, developing and maintaining the systems supporting our operations becomes increasingly challenging. Moreover, the introduction of new technologies, such as artificial intelligence, presents new challenges and introduces operational and legal risks. Any changes or upgrades to our systems to support increased volumes or complexity of transactions or to otherwise support growth of the business may require significant expenditures and may increase the probability that we will experience operational errors. Operational issues or errors or interruption or failure of our financial, trading, compliance and other data processing systems, whether caused by human error, power or telecommunications failure, cyber-attack, ransomware or viruses, severe weather events, natural disaster, fire, act of terrorism or war, pandemics or other unpredictable events, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business. In addition, since implementing broad remote-work measures during the pandemic, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption, or unavailability that could negatively impact our business operations. The potential for some types of operational risks, including trading errors, may increase in periods of increased volatility, which can magnify the cost of an error. We have back-up systems and a business continuity plan in place, however, these arrangements may not be adequate in the event of a significant interruption or failure of the systems or operations that are critical to our business, however caused. Although we have not suffered material operational errors, including material trading errors, in the past, we may experience such errors in the future, the losses related to which we would absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.
We rely on a number of key vendors for trading, middle- and back-office functions, various fund administration, accounting, custody and transfer agent roles and other operational needs. These key vendors may themselves rely on third party service providers to support their own operations. The failure of any key vendor, or of any service provider to a key vendor, to fulfill its obligations could cause operational issues that could lead to legal liability, regulatory issues, reputational harm and financial losses, the likelihood of which increases as we increase reliance on third-party service providers. Some of the key service providers and vendors upon which we rely operate in a remote or hybrid environment, which subjects both us and third-party service providers and key vendors to risk of operational issues and interruptions as well as to a heightened risk of cyberattacks or other privacy or data security incidents. We and our service providers are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies, and procedures, and which may be harder to monitor in remote working environments. The financial and reputational impact of control failures can be significant. Moreover, as we grow our operations in new geographic regions, the potential for particular types of political, economic or infrastructure instabilities, information, technology or security limitations or breaches, or other country- or region-specific business continuity risks increases.
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
To date, we have not experienced any known material breaches of or interference with our systems, networks or applications, nor to our knowledge have we been materially impacted by a breach of our vendors’ systems, networks or applications. However, we routinely encounter and address such threats, and the number and frequency of potential threats or security incidents experienced by us directly, or indirectly via our vendors, has increased in recent years due to, among other factors, an increase in the number of security vulnerabilities, more sophisticated and automated attacks, proliferation of cloud-based solutions, our increased operations in China and Hong Kong and the increase in remote work. Our experiences with cybersecurity and other technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, brand infringements or impersonations, ransomware and unauthorized payment requests.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and other technology risks, which are discussed further in “Item 1C—Cybersecurity” in Part I of this report, we cannot guarantee that our systems, networks and applications, and those of third parties on whom we rely, will not be subject to disruptions, system failures or outages, unauthorized access, ransomware, breaches or other interference. In addition, our third-party service providers and other intermediaries with which we conduct business and transmit data have in the past been, and may in the future be, subject to successful cyberattacks or other data security events, and, despite our service provider oversight processes and practices, we cannot ensure that such third parties, or the service providers to such third parties, have appropriate controls in place to protect the confidentiality of data in the custody of such party or to allow them to continue their business operations, including the provision of their services to us.
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
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. The agreements also restrict Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if our average AUM for a fiscal quarter falls below $45 billion, Holdings will generally be required to offer to pre-pay the unsecured notes. Failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2024, we believe we are in compliance with all of the covenants set forth in the agreements.
Risks Related to Our Structure
Control by our stockholders committee of approximately 10% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
Certain shares of common stock held by current employees are subject to a stockholders agreement, pursuant to which a stockholders committee has been granted an irrevocable voting proxy with respect to such shares. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment or if the stockholders agreement is terminated. The stockholders committee currently consists of Eric R. Colson (Chief Executive Officer), Charles J. Daley, Jr. (Chief Financial Officer) and Gregory K. Ramirez (Executive Vice President). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members providing the committee with approximately 10% of the aggregate voting power as of February 21, 2025.
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
In addition, because the majority of our pre-IPO owners, including certain members of APAM’s board of directors (the “Board”), hold or held a portion of their ownership interests in our business through Holdings, rather than through Artisan Partners Asset Management, these pre-IPO owners may have conflicting interests with holders of our Class A common stock. For example, our pre-IPO owners may have different tax positions from us which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements, and whether and when Artisan Partners Asset Management should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board and may be limited by our structure and applicable provisions of Delaware law.
We intend to pay dividends to holders of our Class A common stock as described in “Dividend Policy”. Our Board may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Holdings, a Delaware limited partnership, to make distributions to its partners, including us, in an amount sufficient for us to pay dividends. However, its ability to make such distributions will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable provisions of Delaware law, its compliance with covenants related to existing or future indebtedness, its other agreements with third parties, as well as its obligation to make tax distributions under its partnership agreement (which distributions would reduce the cash available for distributions by Holdings to us). As a result of these limitations and restrictions, we may not be able to pay, or may have to reduce, the dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.
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
The payment obligation under the TRAs is an obligation of APAM, not Holdings, and we expect that the payments we will be required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the TRAs, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2024; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $501 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $43.05 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2024. Under such scenario we would be required to pay the other parties to the TRAs 85% of such amount, or approximately $466 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the TRAs and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2024, we recorded a $341 million liability, representing amounts payable under the TRAs equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2024, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs.
The liability will increase upon future purchases or exchanges of limited partnership units with the increase representing amounts payable under the TRAs equal to 85% of the estimated future tax benefits, if any, resulting from such purchases or exchanges. Payments under the TRAs are not conditioned on the counterparties’ continued ownership of us. The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. Payments under the TRAs are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the TRA and the circumstances. Any such benefits are covered by the TRAs and will increase the amounts due thereunder. In addition, the TRAs provide for interest to be accrued for the period starting with the due date (without extensions) of the corresponding APAM tax return until the actual date of the TRA payment, as specified in the TRAs. In addition, to the extent that we are unable to make payments when due under the TRAs, such payments will be deferred and will accrue interest at a rate specified under the TRAs.
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
The TRAs provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements, or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRAs. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) for the taxable year and (ii) the highest taxable income (calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the TRAs that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the TRAs could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRAs. If we were to elect to terminate the TRAs associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2024; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2024, based on a share price of $43.05 per share of Class A common stock and certain other assumptions, we estimate that we would be required to pay approximately $340 million in the aggregate under the TRAs.
If we were deemed an investment company under the 1940 Act as a result of our ownership of Artisan Partners Holdings, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
We do not believe that we are an “investment company,” as such term is defined in Sections 3(a)(1)(A) and (C) of the 1940 Act. As its sole general partner, we control and operate Holdings. However, if we were to cease participation in the management of Holdings, our interest in Holdings could be deemed an “investment security” and we ultimately could be deemed an “investment company.”
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
Risks Related to Our Class A Common Stock
Equity markets and the price of our Class A common stock have been, and may continue to be, volatile, which could result in rapid and substantial losses for our stockholders.
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
There is no limit on the number of shares of our Class A common stock that our Class A limited partners or AIC are permitted to sell upon exchange of their limited partnership units. As of February 21, 2025, our Class A limited partners in the aggregate owned approximately 4.4 million Class A common units and AIC owned approximately 3.5 million Class D common units.
Our Board has modified the limitations on the number of shares of our Class A common stock that our employee-partners are permitted to sell upon exchange of their limited partnership units. As of February 21, 2025, our employee-partners owned 1.6 million Class B common units, generally all of which are now eligible for sale. In addition, approximately 0.9 million Class E common units are eligible for exchange and sale by former employee-partners in 2025.
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
Including the grant approved by the Board in January 2025, as of February 21, 2025, there were 5,473,547 outstanding unvested restricted share-based awards and 316,953 outstanding restricted stock units granted pursuant to our compensation plans for employees and non-employee directors, respectively. Awards granted under these plans, which consist of a mix of restricted stock units, performance share units and restricted shares of Class A common stock, remain in effect until they have vested or been forfeited in accordance with the terms of the applicable plan and award agreement. Once shares issued pursuant to these plans have vested, they will be able to be sold in the public market.
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
Provisions in our restated certificate of incorporation, amended and restated bylaws and in the Delaware General Corporation Law, as well as the terms of our equity awards, may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. Those provisions include:
•The right of certain classes of our capital stock to vote, as separate classes, on certain amendments to our restated certificate of incorporation and certain fundamental transactions.
•The ability of our Board to determine to issue shares of preferred stock.
•Advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting.
•A limitation that, generally, stockholder action may only be taken at an annual or special meeting or by unanimous written consent.
•A requirement that a special meeting of stockholders may be called only by our Board, the Chair of the Board or the Chief Executive Officer.
•The ability of our Board to adopt, amend and repeal our amended and restated bylaws by majority vote, while such action by stockholders would require a super majority vote.
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
Our restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, certain of our investors and their respective affiliates (including affiliates who serve on our Board) have no obligation to offer us an opportunity to participate in the business opportunities presented to them, even if the opportunity is one that we might reasonably have pursued. Therefore, they may be free to compete with us in the same or a similar business. Furthermore, we renounce and waive and agree not to assert any claim for breach of any duty relating to any such opportunity against those investors and their affiliates by reason of any such activities unless, in the case of any person who is our director or officer, such opportunity is expressly offered to such person in writing solely in his or her capacity as an officer or director of us. This may create actual and potential conflicts of interest between us and certain of our investors and their affiliates (including certain of our directors).

Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
Information Security Program
Our processes for assessing, identifying and managing material risks from cybersecurity threats, as defined in Item 106(a) of Regulation S-K, are integrated into our overall risk management strategy. We regularly assess the risks inherent in operating our business as well as the effectiveness of our risk management activities. The Artisan Risk and Integrity Committee, which includes members of the Company’s senior leadership team including senior representation from the firm’s operations, distribution, finance, internal audit, investment strategy and legal functions, facilitates our annual enterprise risk assessment process, which identifies and prioritizes key risks to achieving our purpose and maintaining our business model. We also conduct a bottom-up information and cybersecurity risk assessment on an annual basis, which focuses on the evolving threat landscape, changes in the firm’s operations, changes in regulatory requirements and security incidents. This risk assessment informs the Company’s information security awareness training and testing and assessment program.
We manage risk, including cybersecurity risk, via three distinct lines of defense. As the first line of defense, business managers, including IT managers, are responsible for maintaining effective internal controls and executing risk and control procedures on a day-to-day basis. As the second line of defense, the legal, compliance and information security governance functions provide guidance and training and perform monitoring, testing and surveillance activities relating to compliance with the firm’s policies and procedures, applicable laws and regulations, contractual requirements, ethical standards and industry best practices. As the third line of defense, our internal audit team provides periodic independent assurance that the firm’s internal controls are implemented and operating effectively.
With respect to cybersecurity risk, we have a dedicated security engineering and operations team, supplemented with security consultants and two managed security service providers, that performs first line responsibilities by identifying security risks, deciding if and how to implement security tools and controls, and implementing and maintaining those tools and controls. This team is led by our Director of Technical Services, who has over 30 years of information technology experience, and reports to our Chief Information Officer (CIO), who has over 40 years of information technology experience. We also have an information security governance team that is responsible for performing second line responsibilities, including training associates, providing advice to our associates in carrying out their responsibilities consistent with the goals of the security program, assessing whether the program is reasonably designed and operating effectively, and responding to and reporting to stakeholders on the reasonableness and effectiveness of the security program. The information security governance team is led by our Chief Information Security Officer (CISO), who is a Certified Information Systems Auditor (CISA), Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP) and has almost 40 years of experience in the field of cybersecurity. Our CISO reports directly to our Chief Legal Officer and General Counsel. Together, these teams maintain a robust information security program that utilizes a multi-layered defense-in-depth strategy and is designed to prevent, detect, mitigate and remediate cybersecurity incidents.
Our information security program is subject to periodic internal audits and independent third-party reviews. We use third party security firms for security consulting, including configuration reviews and assessments, as well as performing periodic (no less frequently than annual) penetration tests to evaluate the integrity of our systems. We also conduct internal monitoring and testing activities, such as phishing simulations.
Our associates receive annual, mandatory information security training, which includes information regarding specific policies and procedures and education on cyber risks such as phishing attacks, social engineering, password management and privacy. New associates receive cybersecurity training as part of their orientation process.
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
Cybersecurity risks are managed by and through our information security program, which consists of the activities of teams managed by our CIO (first line of defense) and CISO (second line of defense). In the normal course of business, executive management is informed about the prevention, detection, mitigation and remediation of cybersecurity risks through the established reporting lines of the CIO and CISO and through its oversight of the information security program.
In the event a cybersecurity incident occurs, our incident response plan provides guidance in assessing and responding to the incident. The incident response plan establishes mechanisms by which we determine the scope of and potential damage caused by the incident and determine and execute the appropriate response. The plan outlines roles and responsibilities and sets forth escalation points to ensure that appropriate individuals and groups are notified and provided relevant information depending on the type and severity of the incident. Cybersecurity incidents are reported to each of the Company’s Chief Legal Officer, Chief Administrative Officer, Chief Operating Officer and the Chair of the Artisan Risk and Integrity Committee, who oversee the investigation and remain apprised of information regarding the remediation of the incident. This group, based on its assessment of the incident’s potential impact to the Company and its stakeholders, will also make determinations regarding further escalation of the incident to the full senior leadership team. The senior leadership team is kept informed of the investigation and is responsible for making certain decisions throughout the course of the investigation, including whether it is appropriate to report the incident to the Board prior to its next meeting.
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
The Audit Committee oversees cybersecurity risk management through the periodic reports it receives from management. On a quarterly basis, management reports on any significant cybersecurity events or trends impacting the Company. Annually, our CIO, Director of Technical Services and CISO report to the Audit Committee on our information security program, including with respect to team updates, key areas of risk and the effectiveness of the program. The Audit Committee also reviews the Company’s cybersecurity insurance program on an annual basis in connection with the program’s renewal and receives periodic reports from our Director of Internal Audit regarding internal audits of our information security program.
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
Eric R. Colson, age 55, has been chief executive officer and a director of Artisan Partners Asset Management since March 2011. Mr. Colson also served as the president of Artisan Partners Asset Management from March 2011 to January 2021 and as chairman of the Company’s Board from August 2015 to August 2021. Mr. Colson has served as the chief executive officer of Artisan Partners since January 2010. Prior to January 2010, Mr. Colson served as chief operating officer of investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the firm in January 2005.

Charles J. Daley, Jr., age 62, has been executive vice president, chief financial officer and treasurer of Artisan Partners Asset Management since March 2011. He has served as the chief financial officer of Artisan Partners since August 2010 and has been a managing director since July 2010 when he joined the firm.

Jason A. Gottlieb, age 55, has been president of Artisan Partners Asset Management since January 2021. From February 2017 to January 2021, he served as executive vice president of Artisan Partners Asset Management. Mr. Gottlieb joined Artisan Partners in October 2016 as a managing director and the chief operating officer of investments.

Christopher J. Krein, age 53, has been executive vice president of Artisan Partners Asset Management and Artisan Partners’ head of Global Distribution since January 2020. Prior to becoming head of Global Distribution, Mr. Krein was responsible for institutional marketing and client service for the Artisan Developing World team. Mr. Krein has been a managing director of Artisan Partners since he joined the firm in September 2015.

Eileen L. Kwei, age 46, has been executive vice president and chief administrative officer of Artisan Partners Asset Management since January 2021. From February 2018 to January 2021, Ms. Kwei was responsible for institutional marketing and client service for the Artisan Credit team. Prior to February 2018, Ms. Kwei was a relationship manager for the Artisan Global Equity team. Ms. Kwei joined Artisan Partners in June 2013 and has been a managing director of Artisan Partners since 2018.

Gregory K. Ramirez, age 54, has been executive vice president of Artisan Partners Asset Management since February 2016. From October 2013 to February 2016, he served as senior vice president and from April 2013 to October 2013 as assistant treasurer. Mr. Ramirez is currently head of Vehicle and Investor Operations for Artisan Partners and serves as chair of the Artisan Risk and Integrity Committee. Mr. Ramirez was named a managing director of Artisan Partners in April 2003.

Samuel B. Sellers, age 42, has been executive vice president and chief operating officer of Artisan Partners Asset Management since January 2023. Prior to his current role, Mr. Sellers was head of Investment Operations from January 2021. Previously, he served as deputy general counsel from January 2015 and associate counsel from April 2013.

Laura E. Simpson, age 49, has been executive vice president, chief legal officer and secretary of Artisan Partners Asset Management since October 2023. From January 2023 to October 2023 she served as assistant secretary of Artisan Partners Asset Management. She has served as general counsel of Artisan Partners since October 2022. Prior to then she served as deputy general counsel from January 2015 and associate counsel from April 2011.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. As of February 21, 2025, there were approximately 119 stockholders of record of our Class A common stock, 19 stockholders of record of our Class B common stock, and 29 stockholders of record of our Class C common stock. These figures do not reflect beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units or performance share units. There is no trading market for shares of our Class B common stock or Class C common stock.
Performance Graph
The following graph compares the year-end cumulative total stockholder return of our Class A common stock during the five-year period ended December 31, 2024, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices and the reinvestment of all dividends.

	For the Years Ended December 31,
	2020	2021	2022	2023	2024
Artisan Partners Asset Management Inc.	$170.96	$175.58	$120.64	$193.24	$202.52
S&P 500 Index	$118.40	$152.39	$124.79	$157.59	$197.02
Dow Jones U.S. Asset Managers Index	$115.15	$161.92	$126.91	$155.90	$215.15
The above table is provided pursuant to SEC regulations and the outcomes are impacted significantly by beginning- and end-point stock price, as well as the price at which dividends are reinvested. A stockholder who invested in APAM at its IPO on March 7, 2013, at the IPO price of $30 per share would have experienced a 9% annual total return as of December 31, 2024 if all dividends were retained, compared to a 12% annual total return if all dividends were reinvested.
Dividend Policy
During the first quarter of 2025, our Board declared a variable quarterly dividend of $0.84 per share with respect to the fourth quarter of 2024 and a special annual dividend of $0.50 per share. The variable quarterly dividend of $0.84 per share represents approximately 80% of the cash generated in the fourth quarter of 2024. Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter from operations. We expect quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards (which we expect will generally approximate 4% of investment management revenues each quarter), with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider payment of a special dividend from the 20% withheld each quarter plus any discrete sources and uses of cash throughout the year, including gains realized upon seed capital redemptions and investments redeemed in connection with forfeited franchise capital awards.

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
The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board. In determining the amount of any future dividends, our Board will take into account: (i) our financial results, (ii) our available cash, as well as anticipated cash requirements (including debt servicing, seed capital for new investment strategies and vehicles, and cash required to support growth and strategic initiatives), (iii) our capital requirements and the capital requirements of our subsidiaries (including Holdings), (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our subsidiaries (including Holdings) to us, including the obligation of Holdings to make tax distributions to the holders of partnership units (including us), (v) general economic and business conditions and (vi) any other factors that our Board may deem relevant.
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
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the consolidated financial statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such issuances during the three months ended December 31, 2024.

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
Overview and Recent Highlights
We are an investment management firm focused on providing high value-added, active investment strategies for sophisticated clients around the world. As of December 31, 2024, our 11 autonomous investment teams managed a total of 25 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2024, approximately 75% of our AUM were managed for clients and investors domiciled in the U.S. and 25% of our AUM were managed for clients and investors domiciled outside of the U.S.
As a high value-added investment manager we expect that long-term investment performance will be the primary driver of our long-term business and financial results. If we maintain and evolve existing investment strategies and launch new investment strategies that meet the needs of and generate attractive outcomes for sophisticated asset allocators, we believe that we will continue to generate strong business and financial results.
Over shorter time periods, changes in our business and financial results are largely driven by market conditions and fluctuations in our AUM that may not necessarily be the result of our long-term investment performance or the long-term demand for our strategies. For this reason, we expect that our business and financial results will be lumpy over time.
We strive to maintain a financial model that is transparent and predictable. We derive nearly all of our revenues from investment management fees, most of which are based on a specified percentage of clients’ average AUM. A majority of our expenses, including most of our compensation expense, vary directly with changes in our revenues.
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
Financial highlights for 2024 included the following:
•During the year ended December 31, 2024, our AUM increased to $161.2 billion, an increase of $11.0 billion, or 7%, compared to $150.2 billion at December 31, 2023, as a result of $15.9 billion of market appreciation, partially offset by $3.7 billion of net client cash outflows, and $1.2 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders.
•Average AUM for the year ended December 31, 2024 was $160.2 billion, an increase of 15.0% from the average of $139.3 billion for the year ended December 31, 2023.
•We earned $1,111.8 million in revenue for the year ended December 31, 2024, a 14.0% increase from revenues of $975.1 million for the year ended December 31, 2023.
•Our GAAP operating margin was 33.0% in 2024, compared to 31.1% in 2023. Adjusted operating margin was 33.8% in 2024, compared to 31.6% in 2023.
•We generated $3.66 of earnings per basic and diluted share and $3.55 of adjusted EPS.
•We declared and distributed dividends of $3.16 per share of Class A common stock during 2024.
•We declared, effective February 4, 2025, a quarterly dividend of $0.84 per share of Class A common stock with respect to the December 2024 quarter and a special annual dividend of $0.50 per share, for a total of $3.48 of dividends per share with respect to 2024.

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
Limited partners of Holdings, some of whom are employees, held approximately 13% of the equity interests in Holdings as of December 31, 2024. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the year ended December 31, 2024, certain limited partners of Holdings exchanged 1,173,667 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 1,173,667 shares of Class A common stock. In connection with the exchanges, APAM received 1,173,667 GP units of Holdings.
APAM’s equity ownership interest in Holdings increased from 86% at December 31, 2023 to 87% at December 31, 2024, as a result of these transactions and other equity transactions during the period.
Financial Overview
Economic Environment
Economic uncertainty and volatility in global financial markets impact the value of our AUM. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM due to changes in the economic environment and financial markets will result in corresponding fluctuations in our revenues and earnings.
The following table presents the total returns of relevant market indices for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
S&P 500 total returns	25.0%	26.3%	(18.1)%
MSCI All Country World total returns	17.5%	22.2%	(18.4)%
MSCI EAFE total returns	3.8%	18.2%	(14.5)%
Russell Midcap® total returns	15.3%	17.2%	(17.3)%
MSCI Emerging Markets Index	7.5%	9.8%	(20.1)%
ICE BofA US High Yield Index	8.2%	13.5%	(11.2)%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2024	2023	2022
	(unaudited; dollars in millions)
Assets under management at period end	$161,208	$150,167	$127,892
Average assets under management (1)	$160,232	$139,321	$141,516
Net client cash flows (2)	$(3,699)	$(4,076)	$(9,813)
Total revenues	$1,112	$975	$993
Weighted average management fee (3)	68.6 bps	69.8 bps	70.2 bps
Operating margin	33.0%	31.1%	34.6%
Adjusted operating margin (4)	33.8%	31.6%	34.3%
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
Assets Under Management and Investment Performance
Changes to our operating results from one period to another are primarily caused by changes in the amount of our AUM. Changes in the relative composition of our AUM among our investment strategies and vehicles and the effective fee rates on our investment products also impact our operating results.
The amount and composition of our AUM are, and will continue to be, influenced by a variety of factors including, among others:
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

The table below sets forth changes in our total AUM:

	For the Years Ended December 31,
	2024	2023	2022
	(unaudited; dollars in millions)
Beginning assets under management	$150,167	$127,892	$174,754
Gross client cash inflows	25,650	21,395	27,227
Gross client cash outflows	(29,349)	(25,471)	(37,040)
Net client cash flows (1)	(3,699)	(4,076)	(9,813)
Artisan Funds’ distributions not reinvested (2)	(1,193)	(684)	(497)
Investment returns and other (3)	15,933	27,035	(36,552)
Ending assets under management	$161,208	$150,167	$127,892
Average assets under management	$160,232	$139,321	$141,516
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
During 2024 our AUM increased by $11.0 billion due to $15.9 billion of market appreciation, partially offset by $3.7 billion of net client cash outflows and $1.2 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders. For the year, 13 of our 25 investment strategies had net inflows totaling $5.8 billion, which were offset by $9.5 billion of net outflows from the remaining strategies.
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
The unaudited table on the following page sets forth the average annual total returns (gross of fees) for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2024. Returns for periods less than one year are not annualized.

	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross of Fees)(2)					Average Annual Value-Added (3) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM) (1)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$20,591	16.13%	0.60%	10.64%	12.32%	11.05%	430
MSCI All Country World Index			17.49%	5.43%	10.05%	9.22%	6.75%
Global Discovery Strategy	9/1/2017	1,808	17.51%	0.14%	11.10%	---	13.55%	677
MSCI All Country World Small Mid Index (4)			8.68%	0.82%	6.61%	---	6.78%
U.S. Mid-Cap Growth Strategy	4/1/1997	12,952	13.27%	(3.13)%	10.15%	10.80%	14.27%	429
Russell Midcap® Index			15.34%	3.79%	9.91%	9.62%	10.31%
Russell Midcap® Growth Index			22.10%	4.04%	11.46%	11.53%	9.98%
U.S. Small-Cap Growth Strategy	4/1/1995	3,094	15.96%	(2.69)%	6.72%	10.98%	10.58%	280
Russell 2000® Index			11.54%	1.24%	7.40%	7.81%	8.93%
Russell 2000® Growth Index			15.15%	0.21%	6.85%	8.08%	7.78%
Global Equity Team
Global Equity Strategy	4/1/2010	346	18.78%	2.66%	8.44%	10.22%	11.66%	252
MSCI All Country World Index			17.49%	5.43%	10.05%	9.22%	9.14%
Non-U.S. Growth Strategy	1/1/1996	12,410	11.77%	1.74%	4.71%	5.71%	9.37%	450
MSCI EAFE Index			3.82%	1.64%	4.72%	5.19%	4.87%
China Post-Venture Strategy	4/1/2021	178	14.48%	(7.52)%	---	---	(8.41)%	395
MSCI China SMID Cap Index			9.54%	(10.70)%	---	---	(12.36)%
U.S. Value Team
Value Equity Strategy	7/1/2005	4,915	13.49%	9.35%	12.51%	11.06%	9.62%	162
Russell® 1000 Index			24.51%	8.40%	14.26%	12.86%	10.65%
Russell® 1000 Value Index			14.37%	5.63%	8.67%	8.48%	8.00%
U.S. Mid-Cap Value Strategy	4/1/1999	2,666	5.76%	3.51%	8.65%	7.82%	11.83%	231
Russell® Midcap Index			15.34%	3.79%	9.91%	9.62%	9.63%
Russell® Midcap Value Index			13.07%	3.88%	8.59%	8.10%	9.52%
Value Income Strategy	3/1/2022	16	10.91%	---	---	---	4.98%	(775)
S&P 500 Market Index			25.02%	---	---	---	12.73%
International Value Group
International Value Strategy	7/1/2002	43,911	7.77%	7.90%	10.23%	8.74%	11.53%	562
MSCI EAFE Index			3.82%	1.64%	4.72%	5.19%	5.91%
International Explorer Strategy	10/1/2020	384	7.32%	4.47%	---	---	13.58%	678
MSCI All Country World Index Ex USA Small Cap (Net)			3.36%	(1.46)%	---	---	6.80%
Global Value Team
Global Value Strategy	7/1/2007	28,364	11.90%	7.74%	9.51%	8.90%	8.93%	253
MSCI All Country World Index			17.49%	5.43%	10.05%	9.22%	6.40%
Select Equity Strategy	3/1/2020	315	16.96%	7.91%	---	---	12.92%	(419)
S&P 500 Market Index			25.02%	8.93%	---	---	17.11%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	1,552	8.25%	(2.31)%	2.72%	5.83%	5.25%	81
MSCI Emerging Markets Index			7.50%	(1.92)%	1.70%	3.63%	4.44%
Credit Team
High Income Strategy	4/1/2014	11,593	9.39%	5.13%	6.68%	7.44%	7.14%	247
ICE BofA U.S. High Yield Index			8.20%	2.91%	4.04%	5.08%	4.67%
Credit Opportunities Strategy	7/1/2017	272	18.06%	13.10%	16.20%	---	13.90%	1,147
ICE BofA U.S. Dollar 3-Month Deposit Offered Rate Constant Maturity Index			5.47%	3.91%	2.58%	---	2.43%
Floating Rate Strategy	1/1/2022	77	8.78%	7.44%	---	---	7.44%	60
S&P UBS Leveraged Loan Index (5)			9.05%	6.84%	---	---	6.84%
Developing World Team
Developing World Strategy	7/1/2015	4,100	30.04%	0.41%	11.12%	---	11.59%	808
MSCI Emerging Markets Index			7.50%	(1.92)%	1.70%	---	3.51%

Antero Peak Group
Antero Peak Strategy	5/1/2017	1,979	32.68%	5.26%	13.80%	---	18.62%	418
S&P 500 Market Index			25.02%	8.93%	14.51%	---	14.44%
Antero Peak Hedge Strategy	11/1/2017	232	30.33%	4.31%	10.78%	---	13.26%	(87)
S&P 500 Market Index			25.02%	8.93%	14.51%	---	14.13%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	6,544	0.86%	(4.43)%	4.44%	---	9.44%	298
MSCI All Country World Index Ex USA Small Mid Cap			3.49%	(1.19)%	3.54%	---	6.46%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	701	12.25%	---	---	---	10.80%	656
ICE BofA 3-month U.S. Treasury Bill Index			5.25%	---	---	---	4.24%
Emerging Markets Debt Opportunities Strategy	5/1/2022	1,024	10.85%	---	---	---	12.67%	803
J.P. Morgan EMB Hard Currency/Local Currency 50-50 Index			2.28%	---	---	---	4.64%
Emerging Markets Local Opportunities Strategy	8/1/2022	1,184	1.05%	---	---	---	8.48%	316
J.P. Morgan GBI-EM Global Diversified Index			(2.38)%	---	---	---	5.32%

Total Assets Under Management		$161,208

(1) AUM for Artisan Sustainable Emerging Markets and U.S. Mid-Cap Growth strategies includes $105 million in aggregate for which Artisan Partners provides investment models to managed account sponsors (reported on a lag not exceeding one quarter).

(2) We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts, which represented approximately 15% of our assets under management at December 31, 2024, are maintained in separate composites, which are not presented in these materials). Returns for periods less than one year are not annualized.

(3) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized.

(4) Effective in the quarter ended June 30, 2024, the Global Discovery strategy changed its benchmark from the MSCI All Country World Index to the MSCI All Country World Small Mid Index. All periods presented reflect the return of the new benchmark.

(5) The Floating Rate strategy’s benchmark has been renamed from Credit Suisse Leveraged Loan Total Return Index to S&P UBS Leveraged Loan Index.

The tables below set forth changes in our AUM by investment team:

	By Investment Team (1)
Year Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
December 31, 2024	(unaudited; in millions)
Beginning assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Gross client cash inflows	4,256	519	655	7,250	3,507	1,094	4,419	558	489	882	2,021	25,650
Gross client cash outflows	(9,652)	(2,685)	(804)	(6,238)	(3,254)	(552)	(2,745)	(887)	(957)	(1,494)	(81)	(29,349)
Net client cash flows (2)	(5,396)	(2,166)	(149)	1,012	253	542	1,674	(329)	(468)	(612)	1,940	(3,699)
Artisan Funds’ distributions not reinvested (3)	(112)	(109)	(11)	(507)	(31)	—	(360)	—	(46)	(16)	(1)	(1,193)
Investment returns and other	5,407	1,484	700	2,781	2,787	93	945	976	624	21	115	15,933
Ending assets under management	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$161,208
Average assets under management	$39,403	$13,688	$7,454	$44,170	$28,029	$1,414	$11,040	$3,917	$2,282	$7,096	$1,739	$160,232
December 31, 2023
Beginning assets under management	$33,977	$13,871	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$6,752	$72	$127,892
Gross client cash inflows	3,730	764	452	8,190	2,092	138	3,623	585	342	722	757	21,395
Gross client cash outflows	(6,570)	(2,759)	(762)	(4,415)	(3,755)	(236)	(2,063)	(1,513)	(2,331)	(1,063)	(4)	(25,471)
Net client cash flows (2)	(2,840)	(1,995)	(310)	3,775	(1,663)	(98)	1,560	(928)	(1,989)	(341)	753	(4,076)
Artisan Funds’ distributions not reinvested (3)	(11)	(26)	(36)	(325)	(15)	—	(270)	—	—	(1)	—	(684)
Investment returns and other	7,420	1,875	1,315	7,349	5,581	142	1,253	915	414	741	30	27,035
Ending assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Average assets under management	$36,541	$13,849	$6,514	$35,990	$23,332	$874	$8,328	$3,512	$3,041	$6,949	$391	$139,321
December 31, 2022
Beginning assets under management	$52,434	$23,581	$8,053	$31,816	$26,744	$1,173	$8,157	$8,102	$5,277	$9,417	$—	$174,754
Gross client cash inflows	7,069	1,385	544	7,560	2,759	293	3,021	1,599	1,064	1,867	66	27,227
Gross client cash outflows	(8,579)	(6,432)	(1,617)	(6,617)	(4,003)	(226)	(3,033)	(2,998)	(1,286)	(2,249)	—	(37,040)
Net client cash flows (2)	(1,510)	(5,047)	(1,073)	943	(1,244)	67	(12)	(1,399)	(222)	(382)	66	(9,813)
Artisan Funds’ distributions not reinvested (3)	(5)	(34)	(47)	(173)	(16)	—	(209)	(7)	(5)	(1)	—	(497)
Investment returns and other	(16,942)	(4,629)	(845)	(2,376)	(3,717)	(367)	(796)	(3,230)	(1,374)	(2,282)	6	(36,552)
Ending assets under management	$33,977	$13,871	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$6,752	$72	$127,892
Average assets under management (4)	$38,565	$16,722	$7,146	$30,406	$23,574	$996	$7,548	$4,872	$4,350	$7,297	$53	$141,516
(1) Effective March 31, 2024, the International Small-Mid team, managing the Non-U.S. Small-Mid Growth strategy, became its own autonomous investment franchise. For comparability purposes, historical assets under management for both the Global Equity team and the International Small-Mid team are presented as though they were distinct teams prior to March 31, 2024.

(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested.
(3) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(4) For the EMsights Capital Group, average assets under management is for the period beginning March 31, 2022, when the team began investment operations.

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

	As of December 31, 2024		As of December 31, 2023		As of December 31, 2022
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
	(unaudited)		(unaudited)		(unaudited)
Institutional	$100,227	62.2%	$94,652	63.0%	$82,456	64.5%
Intermediary	55,681	34.5%	49,871	33.2%	39,851	31.1%
Retail	5,300	3.3%	5,644	3.8%	5,585	4.4%
Ending Assets Under Management (1)	$161,208	100.0%	$150,167	100.0%	$127,892	100.0%
(1) The allocation of assets under management by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes AUM sourced from defined contribution plan clients, which made up approximately 8% of our total AUM as of December 31, 2024. Across our institutional, intermediary and retail channels, we generally consider approximately 59% of our AUM as of December 31, 2024 to be attributed to intermediated wealth clients.

The following tables set forth the changes in our AUM by vehicle type:

Year Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
December 31, 2024	(unaudited; in millions)
Beginning assets under management	$72,763	$77,404	$150,167
Gross client cash inflows	16,486	9,164	25,650
Gross client cash outflows	(17,297)	(12,052)	(29,349)
Net client cash flows (2)	(811)	(2,888)	(3,699)
Artisan Funds’ distributions not reinvested (3)	(1,193)	—	(1,193)
Investment returns and other	6,901	9,032	15,933
Net transfers (4)	(46)	46	—
Ending assets under management	$77,614	$83,594	$161,208
Average assets under management	$77,518	$82,714	$160,232
December 31, 2023
Beginning assets under management	$60,811	$67,081	$127,892
Gross client cash inflows	15,138	6,257	21,395
Gross client cash outflows	(15,079)	(10,392)	(25,471)
Net client cash flows (2)	59	(4,135)	(4,076)
Artisan Funds’ distributions not reinvested (3)	(684)	—	(684)
Investment returns and other	12,592	14,443	27,035
Net transfers (4)	(15)	15	—
Ending assets under management	$72,763	$77,404	$150,167
Average assets under management	$67,412	$71,909	$139,321
December 31, 2022
Beginning assets under management	$84,363	$90,391	$174,754
Gross client cash inflows	18,632	8,595	27,227
Gross client cash outflows	(24,552)	(12,488)	(37,040)
Net client cash flows (2)	(5,920)	(3,893)	(9,813)
Artisan Funds’ distributions not reinvested (3)	(497)	—	(497)
Investment returns and other	(16,834)	(19,718)	(36,552)
Net transfers (4)	(301)	301	—
Ending assets under management	$60,811	$67,081	$127,892
Average assets under management	$68,080	$73,436	$141,516
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
(4) Net transfers represents certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

The following table sets forth our AUM by asset class:

Year Ended	Equity (1)	Fixed Income (2)	Alternative (3)	Total
December 31, 2024	(unaudited; in millions)
Beginning assets under management	$137,368	$10,009	$2,790	$150,167
Gross client cash inflows	18,708	6,067	875	25,650
Gross client cash outflows	(25,548)	(2,793)	(1,008)	(29,349)
Net client cash flows (4)	(6,840)	3,274	(133)	(3,699)
Artisan Funds' distributions not reinvested (5)	(786)	(360)	(47)	(1,193)
Investment returns and other	14,227	954	752	15,933
Ending assets under management	$143,969	$13,877	$3,362	$161,208
Average assets under management	$145,000	$11,954	$3,278	$160,232
December 31, 2023
Beginning assets under management	$116,832	$7,059	$4,001	$127,892
Gross client cash inflows	16,671	4,046	678	21,395
Gross client cash outflows	(21,072)	(2,059)	(2,340)	(25,471)
Net client cash flows (4)	(4,401)	1,987	(1,662)	(4,076)
Artisan Funds' distributions not reinvested (5)	(414)	(270)	—	(684)
Investment returns and other	25,351	1,233	451	27,035
Ending assets under management	$137,368	$10,009	$2,790	$150,167
Average assets under management	$127,390	$8,440	$3,491	$139,321
December 31, 2022
Beginning assets under management	$161,083	$8,037	$5,634	$174,754
Gross client cash inflows	23,064	3,038	1,125	27,227
Gross client cash outflows	(32,714)	(3,020)	(1,306)	(37,040)
Net client cash flows (4)	(9,650)	18	(181)	(9,813)
Artisan Funds' distributions not reinvested (5)	(283)	(209)	(5)	(497)
Investment returns and other	(34,318)	(787)	(1,447)	(36,552)
Ending assets under management	$116,832	$7,059	$4,001	$127,892
Average assets under management	$129,387	$7,443	$4,686	$141,516

(1) Equity includes the following investment strategies: Mid-Cap Growth, Small-Cap Growth, Mid-Cap Value, Non-U.S. Growth, International Value, Global Opportunities, Global Equity, Value Equity, Global Value, Sustainable Emerging Markets, Global Discovery, Developing World, Non-U.S. Small-Mid Growth, International Explorer, Select Equity, and Value Income.

(2) Fixed Income includes the following investment strategies: High Income, Floating Rate, Emerging Markets Debt Opportunities, and Emerging Markets Local Opportunities.
(3) Alternative includes the following investment strategies: Antero Peak, Antero Peak Hedge, China Post-Venture, Credit Opportunities, and Global Unconstrained.
(4) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested.
(5) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

Artisan Funds and Artisan Global Funds
As of December 31, 2024, Artisan Funds comprised $69.8 billion, or 43%, of our AUM. For the year ended December 31, 2024, fees from Artisan Funds represented $636.2 million, or 57%, of our revenues. Our contractual tiered fee rates for the series of Artisan Funds range from 0.60% to 1.05% of fund assets, depending on the investment strategy, the amount invested and other factors.
As of December 31, 2024, Artisan Global Funds comprised $7.8 billion, or 5%, of our AUM. For the year ended December 31, 2024, fees from Artisan Global Funds represented $52.6 million, or 5%, of our revenues. Our contractual fee rates for Artisan Global Funds range from 0.50% to 1.85% of AUM.
The weighted average management fee rate paid by our Artisan Funds and Artisan Global Funds clients in the aggregate was 0.887%, 0.901%, and 0.907%, for the years ended December 31, 2024, 2023 and 2022, respectively.
Separate Accounts and Other
AUM within the “separate accounts and other” category consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority. Assets within the “separate accounts and other” category comprised $83.6 billion, or 52%, of our AUM as of December 31, 2024. For the year ended December 31, 2024, fees from these clients represented $423.0 million, or 38%, of our revenues.
Traditional separate account clients are generally subject to standard fee schedules that vary by investment strategy and, through the application of standard breakpoints, reflect the size of the account and client relationship. The weighted average management fee rate paid by our traditional separate account clients was 0.472%, 0.489%, and 0.484% for the years ended December 31, 2024, 2023 and 2022, respectively. There are a number of exceptions to our standard fee schedules, including exceptions based on the nature of a client relationship and the aggregate value of a client’s assets under our management. In general, our effective rate of fee for a particular client relationship declines as the assets we manage for that client increase, which we believe is typical for the asset management industry.
A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts. We act as investment adviser to the collective investment trusts and earn a management fee for providing this service. The weighted average management fee rate paid by our Artisan-branded collective investment trust clients was 0.701%, 0.665%, and 0.714% for the years ended December 31, 2024, 2023 and 2022, respectively.
Artisan serves as the investment manager and acts as the general partner for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee, and for certain funds is entitled to receive either an allocation of profits or a performance-based fee. The weighted average management fee rate paid by our Artisan Private Funds clients was 0.447%, 0.654%, and 0.809% for the years ended December 31, 2024, 2023 and 2022, respectively.
The weighted average management fee rate paid by clients within the “separate accounts and other” category in the aggregate was 0.494%, 0.508% and 0.512% for the years ended December 31, 2024, 2023 and 2022, respectively.
Because, as is typical in the asset management industry, our rates of fee decline as the assets under our management in a relationship increase, and because of differences in our fees by investment strategy or investment vehicle, a change in the composition of our AUM, in particular a shift of assets to strategies or vehicles with lower effective rates of fees, could have a material impact on our overall weighted average rate of fee. See “—Qualitative and Quantitative Disclosures Regarding Market Risk—Market Risk” for a sensitivity analysis that demonstrates the impact that certain changes in the composition of our AUM could have on our revenues.
Investment Advisory Revenues
Essentially all of our revenues consist of fees earned from managing clients’ assets. Investment advisory fees, which are comprised of management fees and performance fees (including incentive allocations), fluctuate based on a number of factors, including the total value of our AUM, the composition of AUM among investment vehicles and investment strategies, changes in the fee rates on our products, the extent to which we enter into fee arrangements that differ from our standard fee schedules, which can be affected by custom and the competitive landscape in the relevant market, and, for the accounts on which we earn performance fees, the investment performance of those accounts.
The different fee structures associated with Artisan Funds, Artisan Global Funds and separate accounts and other pooled vehicles, and the different fee schedules applicable to each of our investment strategies, make the composition of our AUM an important determinant of the investment management fees we earn. Historically, we have received higher effective rates of investment management fees from Artisan Funds and Artisan Global Funds than from traditional separate accounts, reflecting, among other things, the different and broader array of services we provide to Artisan Funds and Artisan Global Funds. Our investment management fees also differ by investment strategy, with higher-capacity strategies having lower standard fee rates than strategies with more limited capacity.

Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $161.2 billion of AUM as of December 31, 2024 have performance fee billing arrangements. Performance fees of $14.8 million, $4.3 million, and $0.6 million were recognized in the years ended December 31, 2024, 2023 and 2022, respectively.

The following table sets forth revenues we earned by vehicle type for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Revenues	(in millions)
Management fees
Artisan Funds & Artisan Global Funds	$688.8	$606.3	$617.0
Separate accounts and other	408.2	364.5	375.7
Performance fees	14.8	4.3	0.6
Total revenues	$1,111.8	$975.1	$993.3
Average assets under management for period	$160,232	$139,321	$141,516
Management fees and performance fees (including incentive allocations) earned from consolidated investment products are eliminated from revenue upon consolidation.
For each of the years ended December 31, 2024, 2023 and 2022, approximately 80%, 82%, and 82%, respectively, of our investment advisory fees were earned from clients located in the United States.
Operating Expenses
Our operating expenses consist primarily of compensation and benefits, distribution, servicing and marketing, occupancy, communication and technology, and general and administrative expenses.
Our expenses fluctuate due to a number of factors, including the following:
•variations in the amount of total compensation expense due to, among other things, changes in the amount of incentive compensation earned and equity awards made, variations in our employee count (including the addition of new investment teams), changes in our product mix and other competitive factors; and
•expenses, such as distribution fees, rent, professional service fees, technology and data-related costs, that are incurred to operate and grow our business.
A significant portion of our operating expenses are variable and fluctuate in direct relation to our AUM and revenues. Even if we experience declining revenues, we expect to continue to make the expenditures necessary for us to manage and grow our business. As a result, our profits may decline.
Compensation and Benefits
Compensation and benefits includes (i) salaries, incentive compensation and benefits costs and (ii) long-term incentive compensation expense related to equity and cash awards granted to employees.
Incentive compensation comprises a significant portion of our senior employees’ total compensation. The amount of incentive compensation paid to members of our investment teams and distribution team is based in large part on formulas that are tied directly to revenues. For each of our investment teams, incentive compensation generally represents 25% of the asset-based management fees and a share of performance-based fees generated by the AUM in the team’s strategy or strategies. Incentive compensation paid to most other employees is discretionary and determined based on individual performance and our overall results during the applicable year.
The Company is primarily self-insured for health benefits up to certain annual stop-loss limits. Expense is recognized based on claims filed and an estimate of claims incurred but not yet reported, as determined by an independent third party.

Fixed compensation costs are comprised primarily of salaries, benefits, and long-term incentive compensation expense. Fixed compensation costs, exclusive of long-term incentive compensation, are expected to increase mid- to low- single digits in 2025 reflecting merit increases and the absorption of a full year of expense for full time employees hired in 2024.

Certain compensation and benefits expenses are generally higher in the beginning of the year, including employer funded retirement and health care contributions and payroll taxes. We expect these expenses will add approximately $6 million to our expenses in the first quarter of 2025, compared to the fourth quarter of 2024.

Equity awards granted to our employees consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata time vesting over 5 years and (2) a qualifying retirement (as defined in the award agreements). Beginning with the 2024 grant, equity awards are also subject to a traditional retirement provision that eliminates the pro rata 5-year vesting requirement when a career award recipient has a qualified retirement after having met an age plus years of service threshold of 70. Career vesting awards granted to investment team members are generally further subject to the Franchise Protection Clause, which applies to current or future portfolio managers and founding investment team members. The Franchise Protection Clause provides that the total number of career awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the award recipient’s investment team during a specified measurement period exceeds a set threshold. Performance share units (“PSUs”) were granted to certain executive officers of the Company in 2020, 2021 and 2022. The number of PSUs that vest is dependent upon the Company’s adjusted operating margin and total stockholder return relative to a peer group over a three year measurement period. Once determined the extent to which the performance conditions have been met, 50% of the PSUs eligible to vest will vest and the underlying shares will be delivered. The remaining 50% of the PSUs eligible to vest will vest upon a qualified retirement. No performance share units have been granted subsequent to 2022 and the final performance period was completed on December 31, 2024.
The estimated grant date fair value of equity awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted stock awards and restricted stock units, and three years for PSUs. If an employee is eligible to fully vest in an award upon a qualified retirement, the initial requisite service period is equal to the employee’s required retirement notice period, which is generally 12 or 18 months.
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
During the first quarter of 2025, the Board approved the annual grant of long-term incentive awards with a grant date fair value of $65.9 million consisting of $19.1 million of restricted share-based awards and $46.8 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. The grant will be effective March 3, 2025.
Since the IPO, and including the grant in the first quarter of 2025, our Board has approved equity grants of 12,800,786 restricted share-based awards. Total unrecognized non-cash compensation expense for these awards is $72.2 million. As of the date of this filing, unvested equity awards consist of the following number of shares by vesting condition:

	Service Only	Service & Performance Conditions	Service & Market Conditions	Total
Standard Pro Rata 5-Year Vesting	941,746	—	—	941,746
Qualified Retirement	2,961,290	1,531,526	38,985	4,531,801
Total Unvested	3,903,036	1,531,526	38,985	5,473,547
Including the long-term incentive award approved in the first quarter of 2025, total unrecognized long-term incentive compensation expense (including both equity grants and franchise capital awards) is $211.1 million. Long-term incentive compensation expense in 2025 is expected to be $75.0 million, excluding the impact of investment returns on the franchise capital awards’ underlying investments.
We expect to continue to make annual long-term incentive awards each year, though the form and structure of the awards may change as we seek to maximize alignment between our associates and our clients and stockholders. The actual amount of the expense over time will depend primarily on the size of awards made. The size of the annual long-term incentive awards will vary from year to year and will be influenced by our results and other factors. From time to time, we may also grant individual long-term incentive awards in connection with talent acquisition and retention.

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
Total distribution, servicing and marketing fees will increase as we increase our AUM sourced through intermediaries that charge these fees or similar fees. The amount we pay to intermediaries for distribution and administrative services varies by share class. As assets have transferred from the Investor share class to the Advisor and Institutional share classes, the amount we have paid for distribution, servicing and marketing relative to average AUM in the Artisan Funds has decreased. Consistent with the experience of other investment managers, as the foregoing expenses have decreased, we have seen increased requests from intermediaries for alternative forms of compensation. To date, such alternative forms of compensation have not been material, but they could be over time.
Occupancy
Occupancy expenses include operating leases for facilities, furniture and office equipment, miscellaneous facility related costs and depreciation expense associated with furniture purchases and leasehold improvements. We expect 2025 occupancy expense to be relatively consistent with 2024.
Communication and technology
Communication and technology expenses include information and data subscriptions, telephone costs, information systems consulting fees, equipment and software maintenance expenses, operating leases for information technology equipment and depreciation and amortization expenses associated with computer hardware and software. Information and data subscriptions represent the costs we pay to obtain investment research and other data we need to operate our business. A portion of these expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. We expect to continue our measured investments in technology to support our investment teams, distribution efforts, and scalable operations. We expect 2025 communication and technology expense to be relatively consistent with 2024.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. In response to the Markets in Financial Instruments Directive II and industry changes prompted by it, we have in the past experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear a significant portion of the costs of research that are currently paid for using soft dollars, which would increase our operating expenses materially.
General and Administrative
General and administrative expenses include professional fees, travel and entertainment, certain state and local taxes, directors’ and officers’ liability insurance, director fees, and other miscellaneous expenses we incur in operating our business. We expect 2025 general and administrative costs to be relatively consistent with 2024.
Non-Operating Income (Expense)
Interest Expense
Interest expense primarily relates to the interest we pay on our debt. For a description of the terms of our debt, see “—Liquidity, Capital Resources, and Contractual Obligations”. Interest expense also includes interest on TRA payments, which is incurred between the due date (without extension) for APAM’s federal income tax return and the date on which APAM makes TRA payments.

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

Results of Operations
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

	For the Years Ended December 31,		Period-to-Period
	2024	2023	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues
Management fees	$1,097.0	$970.8	$126.2	13%
Performance fees	14.8	4.3	10.5	244%
Total revenues	1,111.8	975.1	136.7	14%
Operating Expenses
Total compensation and benefits	594.1	529.4	64.7	12%
Other operating expenses	151.1	142.1	9.0	6%
Total operating expenses	745.2	671.5	73.7	11%
Total operating income	366.6	303.6	63.0	21%
Non-operating income (expense)
Interest expense	(8.6)	(8.6)	0.0	—%
Other non-operating income (expense)	82.6	88.7	(6.1)	(7)%
Total non-operating income (expense)	74.0	80.1	(6.1)	(8)%
Income before income taxes	440.6	383.7	56.9	15%
Provision for income taxes	90.9	71.9	19.0	26%
Net income before noncontrolling interests	349.7	311.8	37.9	12%
Less: Noncontrolling interests - Artisan Partners Holdings	52.9	49.5	3.4	7%
Less: Noncontrolling interests - consolidated investment products	37.1	40.0	(2.9)	(7)%
Net income attributable to Artisan Partners Asset Management Inc.	$259.7	$222.3	$37.4	17%
Share Data
Basic earnings per share	$3.66	$3.19
Diluted earnings per share	$3.66	$3.19
Basic weighted average number of common shares outstanding	64,900,228	63,451,932
Diluted weighted average number of common shares outstanding	64,939,183	63,486,479
Revenues
The increase in revenues of $136.7 million, or 14%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, was driven primarily by a $20.9 billion, or 15%, increase in our average AUM and a $10.5 million increase in performance fee revenue. The weighted average investment management fee, which excludes performance fees, was 68.6 basis points for the year ended December 31, 2024, compared to 69.8 basis points for the year ended December 31, 2023. The weighted average investment management fee decreased primarily due to a change in the mix of AUM among our strategies with more weighting towards fixed income strategies with lower average fee rates.

The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2024	2023	2024	2023
	(dollars in millions)
Investment advisory fees	$423.0	$368.8	$688.8	$606.3
Weighted average management fee (2)	49.4 bps	50.8 bps	88.7 bps	90.1 bps
Percentage of ending AUM	52%	52%	48%	48%
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

Operating Expenses
The increase in total operating expenses of $73.7 million, or 11%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, is due to a $64.7 million increase in total compensation and benefits expense and a $9.0 million increase in other operating expense.
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2024	2023	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$521.0	$469.9	$51.1	11%
Long-term incentive compensation awards	73.1	59.5	13.6	23%
Total compensation and benefits	$594.1	$529.4	$64.7	12%
(1) Excluding long-term incentive compensation awards
The increase in total compensation and benefits was driven by a $43.7 million increase in incentive compensation primarily driven by increased revenue, increases in long-term incentive compensation comprised of $5.9 million for the retirement acceleration provision on 2024 grants and $3.0 million as a result of market valuation changes, and a $5.5 million increase in salaries and benefits as a result of the 2% increase in the number of full-time associates and salary increases.
Total compensation and benefits was 53% and 54% of our revenues for the years ended December 31, 2024 and 2023, respectively.
Other operating expenses
Other operating expenses increased $9.0 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to increases in third-party distribution expense as a result of an increase in AUM subject to those fees, an increase in occupancy-related charges resulting from abandonment charges in 2024, as well as an increase in travel expense.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Years Ended December 31,		Period-to-Period
	2024	2023	$	%
	(in millions)
Interest expense	$(8.6)	$(8.6)	$—	—%
Interest income on cash and cash equivalents and other	9.6	6.3	3.3	52%
Net investment gain (loss) of consolidated investment products	52.0	62.7	(10.7)	(17)%
Net gain (loss) on the tax receivable agreements	(0.5)	0.5	(1.0)	(200)%
Net investment gain (loss) on nonconsolidated seed investments	7.0	2.7	4.3	159%
Net investment gain (loss) on nonconsolidated franchise capital investments	14.5	16.5	(2.0)	(12)%
Total non-operating income (expense)	$74.0	$80.1	$(6.1)	8%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments decreased $8.4 million in the aggregate for the year ended December 31, 2024, compared to the year ended December 31, 2023, predominantly due to market conditions. Interest income on cash and cash equivalents and other increased $3.3 million due primarily to more cash invested in money market funds.
Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2024 and 2023 was 20.6% and 18.7%, respectively. The increase in effective tax rate was primarily due to a decrease in non-controlling interests, limitations on executive compensation deductions and the impact of unrecognized tax benefits.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% and 16% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the years ended December 31, 2024 and 2023, respectively. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2024, compared to the year ended December 31, 2023, as a result of unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the consolidated financial statements in Item 8 of this report for further discussion of earnings per share.

Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

	For the Years Ended December 31,		For the Period-to-Period
	2023	2022	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues
Management fees	$970.8	$992.7	$(21.9)	(2)%
Performance fees	4.3	0.6	3.7	617%
Total revenues	975.1	993.3	(18.2)	(2)%
Operating Expenses
Total compensation and benefits	529.4	510.4	19.0	4%
Other operating expenses	142.1	138.8	3.3	2%
Total operating expenses	671.5	649.2	22.3	3%
Total operating income	303.6	344.1	(40.5)	(12)%
Non-operating income (expense)
Interest expense	(8.6)	(9.9)	1.3	13%
Other non-operating income	88.7	(22.4)	111.1	496%
Total non-operating income (expense)	80.1	(32.3)	112.4	348%
Income before income taxes	383.7	311.8	71.9	23%
Provision for income taxes	71.9	63.4	8.5	13%
Net income before noncontrolling interests	311.8	248.4	63.4	26%
Less: Noncontrolling interests - Artisan Partners Holdings	49.5	49.1	0.4	1%
Less: Noncontrolling interests - consolidated investment products	40.0	(7.5)	47.5	633%
Net income attributable to Artisan Partners Asset Management Inc.	$222.3	$206.8	$15.5	7%
Share Data
Basic earnings per share	$3.19	$2.94
Diluted earnings per share	$3.19	$2.94
Basic weighted average number of common shares outstanding	63,451,932	62,475,960
Diluted weighted average number of common shares outstanding	63,486,479	62,498,509
A detailed discussion of the year-over-year results for the year ended December 31, 2023, compared to the year ended December 31, 2022, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products and (4) non-recurring expenses. These adjustments also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, and (4) non-recurring expenses. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM’s current federal, state and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
•Adjusted net income per adjusted share is calculated by dividing adjusted net income by adjusted shares. The number of adjusted shares is derived by assuming the vesting of all unvested Class A share-based awards and the exchange of all outstanding limited partnership units of Artisan Partners Holdings for Class A common stock of APAM on a one-for-one basis.
•Adjusted operating income represents the operating income of the consolidated company excluding compensation expense related to market valuation changes in compensation plans and non-recurring expenses.
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
Non-recurring expenses represent non-recurring professional fees that are not reflective of core operations.
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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2024	2023	2022

Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$259.7	$222.3	$206.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	52.9	49.5	49.1
Add back: Provision for income taxes	90.9	71.9	63.4
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	7.8	4.8	(3.8)
Add back: Net (gain) loss on the tax receivable agreements	0.5	(0.5)	(1.0)
Add back: Net investment (gain) loss of investment products attributable to APAM	(31.9)	(38.4)	16.9
Add back: Non-recurring expenses	1.6	—	—
Less: Adjusted provision for income taxes	94.2	76.5	81.8
Adjusted net income (Non-GAAP)	$287.3	$233.1	$249.6

Average shares outstanding
Class A common shares	64.9	63.4	62.5
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.5	5.7	5.7
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.5	11.5	12.0
Adjusted shares	80.9	80.6	80.2

Basic earnings per share (GAAP)	$3.66	$3.19	$2.94
Diluted earnings per share (GAAP)	$3.66	$3.19	$2.94
Adjusted net income per adjusted share (Non-GAAP)	$3.55	$2.89	$3.11

Operating income (GAAP)	$366.6	$303.6	$344.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	7.8	4.8	(3.8)
Add back: Non-recurring expenses	1.6	—	—
Adjusted operating income (Non-GAAP)	$376.0	$308.4	$340.3

Operating margin (GAAP)	33.0%	31.1%	34.6%
Adjusted operating margin (Non-GAAP)	33.8%	31.6%	34.3%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$259.7	$222.3	$206.8
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	52.9	49.5	49.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	7.8	4.8	(3.8)
Add back: Net (gain) loss on the tax receivable agreements	0.5	(0.5)	(1.0)
Add back: Net investment (gain) loss of investment products attributable to APAM	(31.9)	(38.4)	16.9
Add back: Interest expense	8.6	8.6	9.9
Add back: Provision for income taxes	90.9	71.9	63.4
Add back: Depreciation and amortization	9.9	9.3	7.9
Add back: Non-recurring expenses	1.6	—	—
Adjusted EBITDA (Non-GAAP)	$400.0	$327.5	$349.2

Liquidity, Capital Resources, and Contractual Obligations
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$201.2	$141.0
Accounts receivable	118.7	101.2
Seed investments (1)	154.9	150.1
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated investment products. The balance excludes $150.4 million and $115.3 million of investments made related to funded long-term incentive compensation plans as of December 31, 2024 and December 31, 2023, respectively.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $177.4 million of our cash and cash equivalents balance was invested in money market funds as of December 31, 2024.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2024, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of December 31, 2024, the balance of all seed investments, including investments in consolidated investment products, was $154.9 million. The seed investments are generally redeemable at our discretion, though subject to certain monthly or quarterly timing restrictions within the Artisan Private Funds. We monitor for opportunities to redeem existing seed investments as sufficient scale in those strategies and vehicles is achieved.
During the year ended December 31, 2024, we also made investments of $39.4 million related to funded long-term incentive compensation plans. As of December 31, 2024, the value of investments held in connection with funded long-term incentive compensations plans was $150.4 million. In the first quarter of 2025, we intend to invest an additional $46.8 million related to our economic hedge of franchise capital awards in connection with the grant that was approved by our Board on January 29, 2025.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth. In October 2023, we committed $16.0 million of capital as a seed investment in the Artisan Dislocation Opportunities Fund LP, a private fund that will call capital contributions and begin investment activity upon the occurrence of a market-based trigger. As of December 31, 2024, the trigger had not occurred and the capital had not yet been called, therefore the committed capital is not recorded in the Consolidated Statements of Financial Condition. The capital commitment terminates if the market trigger does not occur within three years of the October 30, 2023 initial closing date.
As of December 31, 2024, we have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series D, Series E, and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2024.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2024.
These borrowings contain certain customary covenants including limitations on Artisan Partners Holdings’ ability to: (i) incur additional indebtedness or liens, (ii) engage in mergers or other fundamental changes, (iii) sell or otherwise dispose of assets including equity interests, and (iv) make dividend payments or other distributions to Artisan Partners Holdings’ partners (other than, among others, tax distributions paid to partners for the purpose of funding tax liabilities attributable to their interests) when a default occurred and is continuing or would result from such a distribution. In addition, in the event of a Change of Control (as defined in the Note Purchase Agreement) or if Artisan’s average AUM for a fiscal quarter is below $45 billion, Holdings is generally required to offer to pre-pay the notes. Artisan Partners Limited Partnership, a wholly-owned subsidiary of Holdings, has guaranteed Holdings’ obligations under the terms of the Note Purchase Agreement.

In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:
•leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2024 was 0.5 to 1.00); and
•interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2024 was 54.8 to 1.00).
Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2024.
See Note 5, “Borrowings”, for further information on our outstanding notes and revolving credit facility. $60 million of the unsecured notes are scheduled to mature in August 2025. Subject to lender negotiations and market conditions, we currently intend to refinance the $60 million notes prior to or at maturity.
As of December 31, 2024, we had approximately $117.1 million of future minimum rent commitments under non-cancellable leasing arrangements.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2024	2023
	(in millions)
Holdings Partnership Distributions to Limited Partners	$48.9	$44.7
Holdings Partnership Distributions to APAM	305.9	248.3
Total Holdings Partnership Distributions	$354.8	$293.0
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 4, 2025, a distribution of $41.3 million, payable by Artisan Partners Holdings on February 21, 2025 to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the years ended December 31, 2024 and 2023:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2024	2023
Quarterly	Class A Common	$2.82	$2.31
Special Annual	Class A Common	$0.34	$0.35
Our Board declared, effective February 4, 2025, a variable quarterly dividend of $0.84 per share of Class A common stock with respect to the December quarter of 2024 and a special annual dividend of $0.50 per share. The combined amount, $1.34 per share of Class A common stock, will be paid on February 28, 2025 to stockholders of record as of the close of business on February 14, 2025. The variable quarterly dividend of $0.84 per share represents approximately 80% of the cash generated (as described below) in the December quarter of 2024. The special dividend represents the remainder of undistributed cash generated during the year ended December 31, 2024 in addition to other discrete sources and uses of cash throughout the year, including realized gains on seed capital redemptions and investments redeemed in connection with forfeited franchise capital awards, less cash reserved for future growth initiatives including seed investments in new investment strategies and vehicles.
Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect our quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards (which we generally expect will approximate 4% of investment management revenues each quarter) with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider payment of a special dividend from the 20% withheld each quarter plus any discrete sources and uses of cash throughout the year, including gains realized upon seed capital redemptions and investments redeemed in connection with forfeited franchise capital awards.
Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy or at all.

Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $341.5 million liability as of December 31, 2024. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration).
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
In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2024, we made payments totaling $36.9 million, related to the TRAs, including interest. In 2025, we expect to make payments of approximately $38.9 million related to the TRAs.
Cash Flows

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash and cash equivalents as of January 1,	$178.5	$143.3	$200.8
Net cash provided by operating activities	372.8	253.1	312.6
Net cash used in investing activities	(24.9)	(38.2)	(63.7)
Net cash used in financing activities	(254.2)	(175.0)	(306.4)
Net impact of deconsolidation of consolidated investment products	(4.0)	(4.7)	—
Cash and cash equivalents as of December 31,	$268.2	$178.5	$143.3
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023
Net cash provided by operating activities increased $119.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $83.3 million increase from consolidated investment product activity and a $37.9 million increase in net income before noncontrolling interest resulting from higher revenues due to the increase in average AUM.
Investing activities consist primarily of acquiring property and equipment, leasehold improvements and the purchase and sale of investment securities. Net cash used in investing activities decreased $13.3 million during the year ended December 31, 2024, primarily due to a $9.5 million decrease in the net cash used for purchases and sales of investment securities and a $3.8 million decrease in capital expenditures.
Financing activities consist primarily of partnership distributions to non-controlling interests, dividend payments to holders of our Class A common stock, contributions and distributions to consolidated investment products, and payments of amounts owed under the tax receivable agreements. Net cash used in financing activities increased $79.2 million during the year ended December 31, 2024, primarily due to a $42.8 million increase in dividends and distributions paid and a $35.6 million decrease in contributions from noncontrolling interests in our consolidated investment products.
During the year ended December 31, 2024, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The deconsolidation of the investment product resulted in a $4.0 million increase in cash and cash equivalents.

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
Revenue Recognition
Investment management fees are generally computed as a percentage of AUM and are recognized as revenue at the end of each distinct service period. Fees for providing investment management services are computed and billed in accordance with the underlying investment management agreements, which is generally on a monthly or quarterly basis. Investment management fees are presented net of cash rebates to certain Artisan Global Fund investors and expense reimbursements pursuant to contractual expense limitations of pooled investment vehicles.
A number of investment management agreements provide for performance-based fees or incentive allocations, collectively “performance fees”. Performance fees, if earned, are recognized upon completion of the contractually determined measurement period, which is generally quarterly or annually. Performance fees recognized within the Consolidated Statements of Operations are not subject to claw back as a result of performance declines subsequent to the most recent measurement date.
Artisan accounts for asset management services as a single performance obligation that is satisfied over time, using a time-based measure of progress to recognize revenue. Customer consideration is variable due to the uncertainty of the value of AUM during each distinct service period. At the end of each quarter, Artisan records revenue for the actual amount of investment management fees for that quarter because the uncertainty has been resolved.
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
The portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our other clients, are invested principally in securities for which market values are readily available, with a portion of each portfolio held in cash or cash-like instruments. With the exception of the assets managed by our Credit team and EMsights Capital Group (which together represented approximately 9.2% of our AUM at December 31, 2024), the portfolios are invested principally in publicly-traded equity securities.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2024, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.
Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $341.5 million as of December 31, 2024, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.
New or Revised Accounting Standards
See Note 2, “Summary of Significant Accounting Policies — Recent accounting pronouncements” to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the pooled vehicles and separate accounts it manages. Essentially all of our revenues are derived from investment management agreements with these vehicles and accounts. Under these agreements, the investment advisory fees we receive are generally based on the value of our AUM, our fee rates and, for the accounts on which we earn performance based fees, the investment performance of those accounts. Accordingly, if our AUM decline as a result of market depreciation, our revenues and net income will also decline. In addition, such a decline could cause our clients to withdraw their funds in favor of investments believed to offer higher returns or lower risk, which would cause our revenues to decline further.
The value of our AUM was $161.2 billion as of December 31, 2024. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $110.6 million at our current weighted average fee rate of 69 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our AUM, in particular an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts and therefore charge a higher rate of fee, would cause an annualized increase or decrease in our revenues of approximately $143.0 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 89 basis points. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $79.6 million at the current weighted average fee rate across all of our separate accounts of 49 basis points.
As is customary in the asset management industry, clients invest in particular strategies to gain exposure to certain asset classes, which exposes their investment to the benefits and risks of those asset classes. Because we believe that our clients invest in each of our strategies in order to gain exposure to the portfolio securities of the respective strategies and may implement their own risk management program or procedures, we have not adopted a corporate-level risk management policy regarding client assets, nor have we attempted to hedge at the corporate level or within individual strategies the market risks that would affect the value of our overall AUM and related revenues. Some of these risks (e.g., sector risks and currency risks) are inherent in certain strategies, and clients may invest in particular strategies to gain exposure to particular risks. While negative returns in our investment strategies and net client cash outflows do not directly reduce the assets on our balance sheet (because the assets we manage are owned by our clients, not us), any reduction in the value of our AUM would result in a reduction in our revenues.
We are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $305.3 million as of December 31, 2024. We invested in certain Artisan Private Funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. In addition, we invested in Artisan investment strategies to hedge our economic exposure to the change in value of our franchise capital awards due to market movements. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $30.5 million at December 31, 2024. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $161.2 billion as of December 31, 2024. As of December 31, 2024, approximately 54% of our AUM were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 45% of our AUM were invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.
We have not adopted a corporate-level risk management policy to manage exchange rate risk in the assets we manage. Assuming that 45% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $7.3 billion, which would cause an annualized increase or decrease in revenues of approximately $49.8 million at our current weighted average fee rate of 69 basis points.

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
Interest Rate Risk
We generally invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2024, $177.4 million of our available cash was invested in money market funds that invested solely in U.S. Treasuries. Interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2024, there were no borrowings outstanding under the revolving credit agreement.
The credit strategies managed by our Credit and EMsights Capital Group teams, which had $14.9 billion of AUM as of December 31, 2024, invest in fixed income securities. The values of debt instruments held by these strategies may fall in response to increases in interest rates, which would reduce our revenues. We have considered the potential impact of a 100 basis point movement in market interest rates on the portfolios of the strategies managed by these teams. Based on our analysis, we do not expect that such a change would have a material impact on our revenues or results of operations in the next twelve months.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Artisan Partners Asset Management Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Deferred Tax Assets and Amounts Payable Under Tax Receivable Agreements

As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $409.4 million at December 31, 2024 while the amount payable under the tax receivable agreements (“TRA”) was $341.5 million. DTAs are determined by management based upon the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets. The TRAs generally provide for payment of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes or benefits. The cash savings are calculated by comparing the Company’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs. The increase in tax basis, which results in a DTA, as well as the amount and timing of any payments under these agreements, will vary depending on a number of factors, which include the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of the Company’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.

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
February 25, 2025

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	At December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$201,172	$141,008
Accounts receivable	118,667	101,169
Investment securities	208,792	150,522
Prepaid expenses	13,537	14,791
Property and equipment, net	41,472	46,638
Operating lease assets	83,364	94,747
Deferred tax assets	409,386	436,529
Other	4,194	5,557
Assets of consolidated investment products
Cash and cash equivalents	67,046	37,459
Accounts receivable and other	8,986	13,343
Investment assets, at fair value	462,140	364,095
Total assets	$1,618,756	$1,405,858
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$33,406	$25,509
Accrued short-term incentive compensation	20,547	19,229
Accrued long-term incentive compensation	58,952	32,997
Operating lease liabilities	101,277	113,391
Borrowings	199,430	199,267
Amounts payable under tax receivable agreements	341,461	364,048
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	105,984	38,080
Investment liabilities, at fair value	7,780	9,580
Total liabilities	$868,837	$802,101
Commitments and contingencies
Redeemable noncontrolling interests	327,917	252,406
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 70,074,120 and 68,554,078 shares outstanding at December 31, 2024 and December 31, 2023, respectively)	701	685
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,574,068 and 2,435,739 shares outstanding at December 31, 2024 and December 31, 2023, respectively)	16	24
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 8,712,951 and 9,024,947 shares outstanding at December 31, 2024 and December 31, 2023, respectively)	87	90
Additional paid-in capital	220,838	193,722
Retained earnings	170,044	132,126
Accumulated other comprehensive income (loss)	(2,762)	(2,496)
Total Artisan Partners Asset Management Inc. stockholders’ equity	388,924	324,151
Noncontrolling interests - Artisan Partners Holdings	33,078	27,200
Total stockholders’ equity	$422,002	$351,351
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,618,756	$1,405,858

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Management fees	$1,096,935	$970,812	$992,728
Performance fees	14,867	4,319	557
Total revenues	$1,111,802	$975,131	$993,285
Operating Expenses
Compensation and benefits	594,125	529,395	510,382
Distribution, servicing and marketing	25,758	23,621	24,612
Occupancy	30,262	28,931	28,833
Communication and technology	52,972	51,742	50,257
General and administrative	42,056	37,850	35,104
Total operating expenses	745,173	671,539	649,188
Total operating income	366,629	303,592	344,097
Non-operating income (expense)
Interest expense	(8,610)	(8,571)	(9,912)
Interest income on cash and cash equivalents and other	9,612	6,301	333
Net gain (loss) on the tax receivable agreements	(504)	505	913
Net investment gain (loss) of consolidated investment products	51,961	62,702	(6,990)
Net investment gain (loss) of nonconsolidated investment products	21,464	19,163	(16,606)
Total non-operating income (expense)	73,923	80,100	(32,262)
Income before income taxes	440,552	383,692	311,835
Provision for income taxes	90,901	71,888	63,450
Net income before noncontrolling interests	349,651	311,804	248,385
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	52,919	49,522	49,123
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	36,984	39,993	(7,493)
Net income attributable to Artisan Partners Asset Management Inc.	$259,748	$222,289	$206,755

Basic earnings per share	$3.66	$3.19	$2.94
Diluted earnings per share	$3.66	$3.19	$2.94
Basic weighted average number of common shares outstanding	64,900,228	63,451,932	62,475,960
Diluted weighted average number of common shares outstanding	64,939,183	63,486,479	62,498,509
Dividends declared per Class A common share	$3.16	$2.66	$3.67

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income before noncontrolling interests	$349,651	$311,804	$248,385
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(253)	957	(2,053)
Total other comprehensive income (loss)	(253)	957	(2,053)
Comprehensive income	349,398	312,761	246,332
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	52,886	49,873	48,839
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	36,984	39,993	(7,493)
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$259,528	$222,895	$204,986

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2022	$667	$32	$91	$141,835	$134,889	$(1,310)	$19,757	$295,961	$111,035
Net income	—	—	—	—	206,755	—	49,123	255,878	(7,493)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(1,736)	(317)	(2,053)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,087)	—	(33)	1,120	—	—
Amortization of equity-based compensation	—	—	—	35,494	—	—	6,038	41,532	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1,894	—	—	—	1,894	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(94)	—	—	—	(94)	—
Forfeitures and employee/partner terminations	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	8	—	—	(8)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(6,618)	(25)	—	(1,221)	(7,866)	—
Exchange of subsidiary equity	7	(6)	(1)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	41,011
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(9,273)
Distributions	—	—	—	—	—	—	(57,199)	(57,199)	—
Dividends	—	—	—	—	(248,531)	—	(165)	(248,696)	—
Balance at December 31, 2022	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280
Net income	—	—	—	—	222,289	—	49,522	271,811	39,993
Other comprehensive income (loss) - foreign currency translation	—	—	—	—	—	606	351	957	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,385)	—	(23)	1,408	—	—
Amortization of equity-based compensation	—	—	—	29,074	—	—	4,623	33,697	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	481	—	—	—	481	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(84)	—	—	—	(84)	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(5,775)	—	—	(981)	(6,758)	—
Exchange of subsidiary equity	2	(2)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	95,662
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(18,529)
Distributions	—	—	—	—	—	—	(44,732)	(44,732)	—
Dividends	—	—	—	—	(183,251)	—	(127)	(183,378)	—
Balance at December 31, 2023	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity, continued
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2024	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406
Net income	—	—	—	—	259,748	—	52,919	312,667	36,984
Other comprehensive income (loss) - foreign currency translation	—	—	—	—	—	(220)	(33)	(253)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	1,122	—	(46)	(1,076)	—	—
Amortization of equity-based compensation	—	—	—	28,407	—	—	4,068	32,475	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,467	—	—	—	3,467	—
Issuance of Class A common stock, net of issuance costs	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(5,874)	—	—	(956)	(6,831)	—
Exchange of subsidiary equity	11	(8)	(3)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	60,143
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(21,616)
Distributions	—	—	—	—	—	—	(48,918)	(48,918)	—
Dividends	—	—	—	—	(221,830)	—	(126)	(221,956)	—
Balance at December 31, 2024	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from operating activities	2024	2023	2022
Net income before noncontrolling interests	$349,651	$311,804	$248,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,862	9,348	7,797
Deferred income taxes	44,179	42,496	30,156
Asset impairment	979	—	1,413
Noncash lease expense	(988)	(242)	1,865
Net investment (gain) loss on nonconsolidated investment securities	(21,464)	(19,163)	16,606
Net (gain) loss on the tax receivable agreements	504	(505)	(913)
Loss on disposal of property and equipment	45	4	51
Amortization of debt issuance costs	389	442	440
Share-based compensation	32,475	33,697	41,532
Net investment (gain) loss of consolidated investment products	(51,961)	(62,702)	6,990
Purchase of investments by consolidated investment products	(377,063)	(406,318)	(335,647)
Proceeds from sale of investments by consolidated investment products	280,797	281,640	211,537
Net change in operating assets and liabilities of consolidated investment products including net investment income	78,494	35,094	45,970
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(16,898)	125	16,622
Prepaid expenses and other assets	1,166	(85)	3,348
Accounts payable and accrued expenses	42,671	27,393	16,458
Net cash provided by operating activities	372,838	253,028	312,610
Cash flows from investing activities
Acquisition of property and equipment	(1,570)	(2,257)	(6,637)
Leasehold improvements	(3,182)	(6,374)	(12,921)
Proceeds from sale of investment securities	11,689	5,947	5,164
Purchase of investment securities	(31,807)	(35,483)	(49,337)
Net cash used in investing activities	(24,870)	(38,167)	(63,731)
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows (continued)
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from financing activities	2024	2023	2022
Partnership distributions	(48,918)	(44,732)	(57,199)
Dividends paid	(221,956)	(183,378)	(248,696)
Payment of debt issuance costs	—	—	(543)
Proceeds from issuance of notes payable	—	—	90,000
Principal payments on notes payable	—	—	(90,000)
Payments under the tax receivable agreements	(36,659)	(35,757)	(33,109)
Taxes paid related to employee net share settlement	(6,831)	(6,758)	(7,866)
Capital contributions to consolidated investment products, net	60,143	95,662	41,011
Net cash used in financing activities	(254,221)	(174,963)	(306,402)
Net increase (decrease) in cash and cash equivalents	93,747	39,898	(57,523)
Net cash impact of deconsolidation of consolidated investment products	(3,996)	(4,679)	—
Cash and cash equivalents
Beginning of period	178,467	143,248	200,771
End of period	$268,218	$178,467	$143,248

Cash and cash equivalents as of the end of the period
Cash and cash equivalents	$201,172	$141,008	$114,832
Cash and cash equivalents of consolidated investment products	67,046	37,459	28,416
Cash and cash equivalents	$268,218	$178,467	$143,248

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$18,574	$3,462	$9,054
Establishment of amounts payable under tax receivable agreements	14,073	1,016	6,471
Increase in investment securities due to deconsolidation of consolidated investment products	23,831	19,612	9,970
Operating lease assets obtained in exchange for operating leases	3,413	6,644	32,055
Settlement of franchise capital liability via transfer of investment securities	7,212	3,204	—
Cash paid for:
Interest on borrowings	$7,679	$7,679	$10,299
Income tax	42,719	30,724	31,571

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2024, APAM held approximately 87% of the equity ownership interest in Holdings.
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

From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of December 31, 2024, Artisan had a controlling financial interest in five sub-funds of Artisan Global Funds and two Artisan Private Funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Reclassification
In the year ended December 31, 2024, the Company changed the presentation of “Accrued Incentive Compensation” within the Consolidated Statements of Financial Condition to expand its disaggregation of the components comprising this balance. “Accrued Incentive Compensation” has been replaced by “Accrued short-term incentive compensation” and “Accrued long-term incentive compensation” within the Consolidated Statements of Financial Condition. Amounts for the comparative prior fiscal year period have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported operating income, non-operating income, net income, or financial position. Management believes the revised presentation is more useful to readers of its financial statements.
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
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment advisory fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2024, 2023 and 2022.
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

The estimated useful lives of property and equipment as of December 31, 2024 are as follows:

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
Investment Management Fees
Investment management fees are generally computed as a percentage of AUM and are recognized as revenue at the end of each distinct service period. Management fees for providing investment advisory services are computed and billed in accordance with the underlying investment management agreements, which is generally on a monthly or quarterly basis. Investment management fees are presented net of cash rebates and expense reimbursements pursuant to contractual expense limitations of certain funds.
Performance Fees
A number of investment management agreements provide for performance-based fees or incentive allocations, collectively “performance fees”. Performance fees, if earned, are recognized upon completion of each contractually determined measurement period, which is generally quarterly or annually. Performance fees recognized within the Consolidated Statements of Operations are not subject to claw back as a result of performance declines subsequent to the most recent measurement date.
Revenue Recognition
Artisan accounts for asset management services as a single performance obligation that is satisfied over time, using a time-based measure of progress to recognize revenue. Customer consideration is variable due to the uncertainty of the value of AUM during each distinct service period. At the end of each period, Artisan records revenue for the actual amount of investment management fees earned for that period because the uncertainty has been resolved.
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

Distribution, servicing and marketing fees paid by Artisan are presented as an operating expense because Artisan is the principal in its role as the primary obligor related to these services. Expenses incurred were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Expenses incurred with respect to Artisan Funds	$21,694	$19,746	$20,708
Expenses incurred with respect to Artisan Global Funds	849	935	903
Other marketing expenses	3,215	2,940	3,001
Total distribution, servicing and marketing	$25,758	$23,621	$24,612
Accrued fees to intermediaries were $2.8 million and $2.6 million as of December 31, 2024 and 2023, respectively, and are included in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition.
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position, or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2024, 2023 and 2022. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Commitments
In October 2023, Artisan launched Artisan Dislocation Opportunities Fund LP, a private fund that calls committed capital from investors and begins investment activities upon achievement of a market-based triggering event. Capital commitments from investors are released after three years if the market-based trigger is not achieved, which it had not been as of December 31, 2024. The Company has committed $16.0 million of capital in conjunction with the launch, predominantly as a seed investment in the fund.
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
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires disclosure of additional information and disaggregation of certain expenses included in the income statement. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
Note 3. Investment Securities
Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. The disclosures below include details of those investments, excluding consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products”.

	As of December 31, 2024	As of December 31, 2023
Seed investments in equity securities	$66,349	$36,677
Seed investments in equity securities accounted for under the equity method	7,964	6,808
Compensation plan investments in equity securities	127,430	102,563
Compensation plan investment securities accounted for under the equity method	7,049	4,474
Total investment securities	$208,792	$150,522
Unrealized gain (loss) related to investment securities held on the dates indicated below were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Unrealized gain (loss) in the period on investment securities held at the end of the period	$9,283	$15,664	$(14,799)
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

The following provides the hierarchy of inputs used to derive the fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2024 and 2023:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Money market funds (1)	$177,433	$—	$177,433	$—	$—
Equity securities	208,792	14,324	194,468	—	—

December 31, 2023
Assets
Money market funds (1)	$118,768	$—	$118,768	$—	$—
Equity securities	150,522	10,744	139,778	—	—
(1) Money market funds are included within the cash and cash equivalents line on the Consolidated Statements of Financial Condition.
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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of December 31, 2024 and 2023:

	Maturity(1)	Outstanding Balance at December 31, 2024	Outstanding Balance at December 31, 2023	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		200,000	200,000
Debt issuance costs		(570)	(733)
Total borrowings		$199,430	$199,267
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $182.5 million as of December 31, 2024. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
Revolving credit agreement - Artisan Partners Holdings maintains a $100.0 million revolving credit facility that matures in August 2027. Any loans outstanding under the revolving credit agreement bear interest at a rate per annum equal to, at the Company’s election, (i) adjusted Term SOFR plus an applicable margin ranging from 1.25% to 2.25%, depending on Holdings’ leverage ratio (as defined in the revolving credit agreement) or (ii) an alternate base rate equal to the highest of (a) Citibank, N.A.’s prime rate, (b) the federal funds effective rate plus 0.50%, and (c) the adjusted Term SOFR for a one-month interest period plus 1.00%, plus, in each case, an applicable margin ranging from 0.25% to 1.25%, depending on Holdings’ leverage ratio. Unused commitments will bear interest at a rate that ranges from 0.15% to 0.45%, depending on Holdings’ leverage ratio.

As of and for the year-ended December 31, 2024, there were no borrowings outstanding under the $100.0 million revolving credit agreement and the interest rate on the unused commitment was 0.15%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of December 31, 2024.
Interest expense incurred on the unsecured notes and revolving credit agreement was $7.8 million, $7.8 million, and $9.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, Artisan is considered to have a controlling financial interest in five sub-funds of Artisan Global Funds and two Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $96.5 million.
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
Third-party investors’ ownership interest in CIPs is presented as redeemable noncontrolling interests in the Consolidated Statements of Financial Condition as third-party investors have the right to withdraw their capital, subject to certain conditions. Net income attributable to third-party investors is reported as net income (loss) attributable to noncontrolling interests - consolidated investment products in the Consolidated Statements of Operations.
During the year ended December 31, 2024, the Company determined that it no longer had a controlling financial interest in one series of Artisan Funds as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s consolidated statements of financial condition. There was no net impact to the consolidated statement of operations for the year ended December 31, 2024. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $23.8 million direct equity investment was reclassified from investment assets of consolidated investment products to investment securities.
As of December 31, 2024, Artisan held direct equity investments of $15.0 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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

The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2024 and 2023:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Money market funds	$58,239	$58,239	$—	$—
Equity securities - long position	72,547	70,642	1,905	—
Fixed income instruments - long position	381,556	—	359,597	21,959
Derivative assets	934	237	697	—
Private equity	7,103	—	—	7,103

Liabilities
Fixed income instruments - short position	$7,013	$—	$7,013	$—
Derivative liabilities	516	—	516	—
Reverse repurchase agreements	251	—	251	—

December 31, 2023
Assets
Money market funds	$18,156	$18,156	$—	$—
Equity securities - long position	42,693	40,838	1,855	—
Fixed income instruments - long position	315,183	—	309,110	6,073
Derivative assets	1,004	—	1,004	—
Short-term investments	5,215	—	5,215	—

Liabilities
Fixed income instruments - short position	$7,392	$—	$7,392	$—
Derivative liabilities	2,188	843	1,345	—

CIP balances included in the Company's consolidated statements of financial condition were as follows:

	As of December 31, 2024	As of December 31, 2023
Net CIP assets included in the table above	$512,599	$372,671
Net CIP assets (liabilities) not included in the table above	(88,191)	(5,434)
Total Net CIP assets	424,408	367,237
Less: redeemable noncontrolling interests	327,917	252,406
Artisan’s direct equity investment in CIPs	$96,491	$114,831

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2024, APAM held approximately 87% of the equity ownership interests in Holdings.
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
For the years ended December 31, 2024, 2023 and 2022, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2022	66,699,872	12,335,197	79,035,069	84%
Issuance of APAM Restricted Shares, Net (1)	588,598	—	588,598	—%
Delivery of Shares Underlying RSUs (1)	1,060	—	1,060	—%
Holdings Common Unit Exchanges	711,166	(711,166)	—	1%
Forfeitures from Employee Terminations (1)	(18,671)	—	(18,671)	—%
Balance at December 31, 2022	67,982,025	11,624,031	79,606,056	85%
Issuance of APAM Restricted Shares, Net	328,415	—	328,415	1%
Delivery of Shares Underlying RSUs and PSUs (1)	100,043	—	100,043	—%
Holdings Common Unit Exchanges (1)	163,345	(163,345)	—	—%
Forfeitures from Employee Terminations (1)	(19,750)	—	(19,750)	—%
Balance at December 31, 2023	68,554,078	11,460,686	80,014,764	86%
Issuance of APAM Restricted Shares, Net (1)	353,602	—	353,602	—%
Delivery of Shares Underlying RSUs and PSUs (1)	28,795	—	28,795	—%
Holdings Common Unit Exchanges	1,173,667	(1,173,667)	—	1%
Forfeitures from Employee Terminations (1)	(36,022)	—	(36,022)	—%
Balance at December 31, 2024	70,074,120	10,287,019	80,361,139	87%
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statements of Financial Condition	For the Years Ended December 31,
	2024	2023
Additional paid-in capital	$1,122	$(1,385)
Noncontrolling interests - Artisan Partners Holdings	(1,076)	1,408
Accumulated other comprehensive income (loss)	(46)	(23)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $1.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of December 31, 2024 and 2023, respectively:

		Outstanding
	Authorized	December 31, 2024	December 31, 2023	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	70,074,120	68,554,078	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,574,068	2,435,739	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	8,712,951	9,024,947	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2024, Artisan’s employees held 5,166,152 restricted shares of Class A common stock and all 1,574,068 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2024, 2023 and 2022:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2024	2023	2022
Quarterly	Class A Common	$2.82	$2.31	$2.95
Special Annual	Class A Common	$0.34	$0.35	$0.72

The following table summarizes APAM’s stock transactions for the years ended December 31, 2024, 2023 and 2022:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2022	79,035,069	66,699,872	3,206,580	9,128,617
Holdings Common Unit Exchanges	—	711,166	(622,696)	(88,470)
Delivery of Shares Underlying RSUs and PSUs	1,060	1,060	—	—
Restricted Share Award Grants	787,372	787,372	—	—
Restricted Share Award Net Share Settlement	(198,774)	(198,774)	—	—
Employee/Partner Terminations	(18,671)	(18,671)	—	—
Balance at December 31, 2022	79,606,056	67,982,025	2,583,884	9,040,147
Holdings Common Unit Exchanges	—	163,345	(148,145)	(15,200)
Delivery of Shares Underlying RSUs and PSUs	100,043	100,043	—	—
Restricted Share Award Grants	515,702	515,702	—	—
Restricted Share Award Net Share Settlement	(187,287)	(187,287)	—	—
Employee/Partner Terminations	(19,750)	(19,750)	—	—
Balance at December 31, 2023	80,014,764	68,554,078	2,435,739	9,024,947
Holdings Common Unit Exchanges	—	1,173,667	(758,667)	(415,000)
Delivery of Shares Underlying RSUs and PSUs	28,795	28,795	—	—
Restricted Share Award Grants	502,774	502,774	—	—
Restricted Share Award Net Share Settlement	(149,172)	(149,172)	—	—
Employee/Partner Terminations	(36,022)	(36,022)	(103,004)	103,004
Balance at December 31, 2024	80,361,139	70,074,120	1,574,068	8,712,951
(1) There were 395,965, 361,215, and 367,392 restricted stock units outstanding at December 31, 2024, 2023, and 2022, respectively. In addition, there were 176,192, 216,170, and 231,170 performance share units outstanding at December 31, 2024, 2023, and 2022, respectively. Based on the status of the market and performance conditions, the 176,192 unvested performance share units would ultimately result in the issuance of 224,162 shares of Class A common stock if all other vesting conditions were met. Restricted stock units and performance share units are not reflected in the table because they are not considered outstanding or issued stock.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Holdings Partnership Distributions to Limited Partners	$48,918	$44,732	$57,199
Holdings Partnership Distributions to APAM	305,857	248,278	299,040
Total Holdings Partnership Distributions	$354,775	$293,010	$356,239
Distributions to limited partners are recorded as a reduction to consolidated stockholders’ equity while distributions to APAM are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Management fees
Artisan Funds	$636,153	$562,803	$573,924
Artisan Global Funds	52,604	43,464	43,128
Separate accounts and other(1)	408,178	364,545	375,676
Performance fees
Separate accounts and other(1)	14,867	4,319	557
Total revenues(2)	$1,111,802	$975,131	$993,285
(1) Separate accounts and other revenue consists of management fees and performance fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds as well as assets under advisement related to investment models for which we provide consulting advice but do not have discretionary investment authority.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 17, “Related Party Transactions”.

The following table presents the balances of receivables related to contracts with customers:

Customer	As of December 31, 2024	As of December 31, 2023
Artisan Funds	$8,699	$8,251
Artisan Global Funds	6,859	5,047
Separate accounts and other	98,144	81,441
Total receivables from contracts with customers	113,702	94,739
Non-customer receivables	4,965	6,430
Accounts receivable	$118,667	$101,169
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
Artisan had no other contract assets or liabilities from contracts with customers as of December 31, 2024 and 2023.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected.
Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Years Ended December 31,
	2024	2023	2022
Salaries, incentive compensation and benefits (1)	$521,062	$469,869	$458,609
Long-term cash incentive compensation expense	41,790	27,359	11,769
Restricted share-based award compensation expense	31,273	32,167	40,004
Long-term incentive compensation expense	73,063	59,526	51,773
Total compensation and benefits	$594,125	$529,395	$510,382
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
For certain awards granted starting in 2024, the pro rata five-year service vesting condition is not applicable if the employee has a qualified retirement after meeting an age plus number of years of service with the Company condition.
Compensation expense is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted stock awards and restricted stock units, and three years for PSUs. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period is equal to the employee’s required retirement notice period, which is generally 12 or 18 months. The fair value of each award is equal to the market price of the Company’s common stock on the grant date, except for PSUs with a “market condition” performance metric under ASC 718, which have a grant-date fair value based on a Monte Carlo valuation model.
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,933,801 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) as of December 31, 2024, which includes 3,945,902 shares registered in the year ended December 31, 2023.

The following tables summarize the restricted share-based award activity for the years ended December 31, 2024, 2023 and 2022:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2022	$38.18	5,245,394
Granted	41.86	788,703
Forfeited	40.11	(18,671)
Vested	34.85	(619,083)
Unvested at January 1, 2023	$39.09	5,396,343
Granted	34.99	517,386
Forfeited	42.95	(19,750)
Vested	37.55	(542,487)
Unvested at January 1, 2024	$38.84	5,351,492
Granted	41.97	504,055
Forfeited	40.26	(36,022)
Vested	37.56	(543,045)
Unvested at December 31, 2024	$39.26	5,276,480

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2022	$61.42	135,230
Granted	53.50	95,940
Forfeited	—	—
Vested	—	—
Unvested at January 1, 2023	$58.13	231,170
Granted	—	—
Forfeited	—	—
Vested	34.97	(15,000)
Unvested at January 1, 2024 (2)	$54.89	216,170
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved (1)	45.72	3
Vested (1)	50.52	(39,981)
Unvested at December 31, 2024 (2)	$37.86	176,192
(1) During the year ended December 31, 2024, the 75,230 PSUs granted in 2021 met the requisite three-year performance conditions for the potential delivery of 75,233 shares (3 additional shares for results achieved). 39,981 shares of Class A common stock were delivered during the year ended December 31, 2024, while the remaining 35,252 units remain subject to the qualified retirement provision.

(2) 80,252 and 45,000 PSUs at December 31, 2024 and December 31, 2023, respectively, had met the requisite three-year performance conditions for vesting but remain outstanding subject to a qualifying retirement vesting condition.

Based on the current status of the market and performance conditions, the 176,192 unvested performance share units would ultimately result in the issuance of 224,162 shares of Class A common stock if all other vesting conditions were met.
The aggregate vesting date fair value of awards that vested during the years ended December 31, 2024, 2023 and 2022 was approximately $24.6 million, $21.2 million, and $24.4 million, respectively. The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of December 31, 2024 was $51.9 million with a weighted average recognition period of 2.7 years remaining. The unrecognized compensation expense for the unvested performance share units as of December 31, 2024 was $1.2 million with a weighted average recognition period of 1.4 years remaining.

During the years ended December 31, 2024 and 2023, the Company withheld a total of 161,650 and 187,287 restricted shares, respectively, and paid $6.8 million for the years ended December 31, 2024 and 2023 as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the years ended December 31, 2024 and 2023, Artisan granted $39.4 million and $39.0 million, respectively, of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 18 months. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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
The change in value of the investments had the following impact on the Consolidated Statements of Operations:

		For the Years Ended December 31,
Statement of Operations Section	Statement of Operations Line Item	2024	2023	2022
Operating expenses (benefit)	Compensation and benefits	$7,782	$4,775	$(3,391)
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	14,537	16,543	(13,198)
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	2,264	1,370	(348)
The unrecognized compensation expense for the unvested franchise capital awards as of December 31, 2024 was $92.1 million with a weighted average recognition period of 2.7 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries.
Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
Current:	2024	2023	2022
Federal	$35,838	$21,776	$25,903
State and local	10,581	6,580	6,870
Foreign	303	1,036	521
Total	46,722	29,392	33,294
Deferred:
Federal	37,517	36,128	25,670
State and local	6,662	6,368	4,486
Total	44,179	42,496	30,156
Income tax expense	$90,901	$71,888	$63,450

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax effect	3.4	3.4	3.7
Excess tax benefits on share-based compensation	(1.0)	(0.9)	(1.7)
Rate benefit from the flow through entity	(4.3)	(4.9)	(2.8)
Unrecognized tax benefits	0.3	—	(0.1)
Limits on executive compensation	1.1	0.6	0.4
Other	0.1	(0.5)	(0.2)
Effective tax rate	20.6%	18.7%	20.3%
The effective tax rate includes a rate benefit attributable to the fact that, for the years ended December 31, 2024, 2023 and 2022, approximately 14%, 16% and 17%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards.
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

The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2024 and 2023 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2022	$426,468	$398,789
2023 Holdings Common Unit Exchanges	1,789	1,521
Amortization	(43,832)	—
Payments under TRAs (1)	—	(35,757)
Change in estimate	(2)	(505)
December 31, 2023	$384,423	$364,048
2024 Holdings Common Unit Exchanges	15,963	13,568
Amortization	(45,608)	—
Payments under TRAs (1)	—	(36,659)
Change in estimate	(5)	504
December 31, 2024	$354,773	$341,461
(1) Interest payments of $0.3 million and $0.2 million were paid in addition to these TRA payments for the years ended December 31, 2024 and 2023, respectively.

Net deferred tax assets comprise the following:

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets:
Amortizable basis (1)	$354,773	$384,423
Other (2)	54,613	52,106
Total deferred tax assets	409,386	436,529
Less: valuation allowance (3)	—	—
Net deferred tax assets	$409,386	$436,529
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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The change in the Company’s gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is summarized as follows:

	For the Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$173	$147	$1,085
Additions for tax positions of prior years	1,219	—	117
Reductions for tax positions of prior years	(27)	—	(476)
Tax positions related to the current year	211	26	30
Settlements with taxing authorities	—	—	(609)
Balance at end of year	$1,576	$173	$147
If recognized, $1.4 million and $0.2 million of the benefits recorded as of December 31, 2024 and 2023, respectively, would favorably impact the effective tax rate in future periods. The total amount of unrecognized tax benefits is currently not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.2 million and less than $0.1 million as of December 31, 2024 and 2023, respectively, and is excluded from the unrecognized tax benefits total above. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses, and other in the Company's Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2024, U.S. federal income tax returns filed for the years 2021 through 2023 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2020 to 2023.
Note 12. Earnings Per Share
The computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
Basic and Diluted Earnings Per Share	2024	2023	2022
Numerator:
Net income attributable to APAM	$259,748	$222,289	$206,755
Less: Allocation to participating securities	22,303	19,880	22,801
Net income available to common stockholders	$237,445	$202,409	$183,954
Denominator:
Basic weighted average shares outstanding	64,900,228	63,451,932	62,475,960
Dilutive effect of nonparticipating equity awards	38,955	34,547	22,549
Diluted weighted average shares outstanding	64,939,183	63,486,479	62,498,509
Earnings per share - Basic	$3.66	$3.19	$2.94
Earnings per share - Diluted	$3.66	$3.19	$2.94
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

The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Years Ended December 31,
Anti-Dilutive Weighted Average Shares Outstanding	2024	2023	2022
Holdings limited partnership units	10,502,502	11,505,766	12,022,633
Unvested restricted share-based awards	5,476,324	5,572,690	5,601,756
Total	15,978,826	17,078,456	17,624,389
Note 13. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides a matching contribution on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2024, 2023 and 2022 were $11.7 million, $11.0 million and $9.7 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.
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
Expense related to the Phantom Equity Plan for the years ended December 31, 2024, 2023 and 2022 was $1.5 million, $2.2 million and $0.7 million, respectively, and is included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2024 and 2023 for the plan was $1.6 million and $1.7 million, respectively.
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

Note 15. Property and Equipment
The composition of property and equipment at December 31, 2024 and 2023 are as follows:

	As of December 31, 2024	As of December 31, 2023
Computers and equipment	$3,667	$4,301
Computer software	8,366	7,412
Furniture and fixtures	15,448	15,352
Leasehold improvements	72,666	71,444
Total cost	$100,147	$98,509
Less: Accumulated depreciation	(58,675)	(51,871)
Property and equipment, net of accumulated depreciation	$41,472	$46,638
Depreciation expense totaled $9.9 million, $9.3 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 16. Leases
Operating lease expense was as follows:

		For the Years Ended December 31,
Lease Type	Classification	2024	2023	2022
Parking leases	Compensation and benefits	$393	$393	$398
Office leases (1)	Occupancy	18,804	18,046	18,979
Variable lease cost (2)	Occupancy	865	935	351
Short-term lease cost (2)	Occupancy	705	469	710
Sublease income	Occupancy	—	—	(133)
Office equipment leases	Communication and technology	67	67	134
Total operating lease expense		$20,834	$19,910	$20,439
(1) Office lease expense includes impairment charge of $1.0 million and $1.4 million for the years ended December 31, 2024 and December 31, 2022, respectively, related to the abandonment of leased office space.

(2) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
During the years ended December 31, 2024 and December 31, 2022, the Company recognized asset impairment loss of $1.0 million and $1.4 million, respectively, related to the abandonment of a leased office location. The loss is recorded in occupancy expense based on the present value of expected future cash flows.
The table below presents the maturity of operating lease liabilities:

As of December 31, 2024
2025	$20,754
2026	20,027
2027	17,565
2028	16,396
2029	8,199
Thereafter	34,134
Total undiscounted lease payments	117,075
Adjustment to discount to present value	(15,798)
Operating lease liabilities	$101,277
As of December 31, 2024, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Weighted average discount rate	4.1%	4.1%	4.1%
Weighted average remaining lease term	7.6 years	8.4 years	9.0 years
Operating cash flows for operating leases	19,846	19,668	16,393

Note 17. Related Party Transactions
Several of the current executive officers and directors of APAM, or entities associated with those individuals, are or were limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At December 31, 2024 and 2023 accounts receivable included nil and $0.2 million, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
Artisan Funds	2024	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$638,118	$564,413	$575,286
Elimination of fees from consolidated investment products (1)	—	(338)	(217)
Consolidated investment advisory fees (Gross of expense reimbursements)	$638,118	$564,075	$575,069

Expense reimbursements	$1,965	$1,788	$1,515
Elimination of expense reimbursements from consolidated investment products (1)	—	(516)	(370)
Consolidated expense reimbursements	$1,965	$1,272	$1,145
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Global Funds	2024	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$53,153	$43,868	$43,326
Elimination of fees from consolidated investment products (1)	(456)	(402)	(164)
Consolidated investment advisory fees (Gross of expense reimbursements)	$52,697	$43,466	$43,162

Expense reimbursements	$807	$477	$424
Elimination of expense reimbursements from consolidated investment products (1)	(714)	(475)	(390)
Consolidated expense reimbursements	$93	$2	$34
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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Years Ended December 31,
Artisan Private Funds	2024	2023	2022
Investment advisory fees (Gross of expense reimbursements)	$13,919	$13,863	$15,025
Elimination of fees from consolidated investment products (1)	(3,963)	(3,063)	(583)
Consolidated investment advisory fees (Gross of expense reimbursements)	$9,956	$10,800	$14,442

Expense reimbursements	$269	$278	$286
Elimination of expense reimbursements from consolidated investment products (1)	(79)	(119)	(132)
Consolidated expense reimbursements	$190	$159	$154
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 18. Segment Information
Artisan operates as one segment in the investment management business. The Company’s Chief Operating Decision Maker (the “CODM”) is its President, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. The CODM uses consolidated Net Income attributable to Artisan Partners Asset Management, Inc. as presented within the Consolidated Statements of Operations (“net income”), among other consolidated metrics, to evaluate segment performance. Based on net income, as well as the other metrics, the CODM determines whether to use profits to invest in growth initiatives or return cash to shareholders through dividends while considering the level of resources available through review of “Total assets” as presented within the consolidated statements of financial condition. The CODM reviews significant segment expenses at a level consistent with that presented in the Consolidated Statements of Operations with the exception of Compensation and Benefits which is reviewed at a more disaggregated level as presented in the table below for the years ended December 31, 2024, 2023 and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Salaries	99,070	93,528	87,156
Incentive compensation	375,862	332,208	331,548
Benefits and payroll taxes	46,130	44,133	39,905
Long-term incentive compensation	65,282	54,751	55,164
Market valuation changes in compensation plans	7,781	4,775	(3,391)
Total compensation and benefits	$594,125	$529,395	$510,382

Artisan generates a portion of its revenues from clients domiciled in countries outside the United States. Revenues by geographic location based on client domicile for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
U.S.	$894,543	$794,847	$812,390
Non-U.S.	217,259	180,284	180,895
Total revenues	$1,111,802	$975,131	$993,285

The following table sets forth Artisan’s long-lived assets by geographic area, which consist of net property and equipment and operating lease assets:

	As of December 31, 2024	As of December 31, 2023
U.S.	$114,717	$132,810
Non-U.S.	10,119	8,575
Total long-lived assets	$124,836	$141,385
Note 19. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Note 20. Subsequent Events
Long-term incentive awards
During the first quarter of 2025, the Board approved the grant of long-term incentive awards with a grant date fair value of $65.9 million consisting of $19.1 million of restricted share-based awards and $46.8 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. The grant will be effective March 3, 2025. Compensation expense associated with these awards will be recognized on a straight-line basis over the requisite service period, which is generally five years unless the participant is qualified retirement eligible, in which case the requisite service period is the required retirement notification period. Expense for the franchise capital (cash based) awards will be variable based on the investment returns of the investment strategies to which the awards are allocated.
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 4, 2025, a distribution by Artisan Partners Holdings of $41.3 million to holders of Artisan Partners Holdings partnership units, including APAM. The Board declared, effective February 4, 2025, a quarterly dividend of $0.84 per share of Class A common stock and a special annual dividend of $0.50 per share of Class A common stock. Both APAM common stock dividends, a total of $1.34 per share, are payable on February 28, 2025 to stockholders of record as of February 14, 2025.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act), during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth below) will be set forth in our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 (the “Proxy Statement”), under the sections titled “Proposal 1: Election of Directors” and “Board Composition and Leadership – Committees of the Board” and is incorporated herein by reference.
Executive Officers
The information required by this Item 10 with respect to our executive officers is included at the end of Part I of this Form 10-K under the heading “Information about our Executive Officers.”
Code of Ethics
The Board has adopted a Code of Business Conduct applicable to all directors, officers and employees of the Company to provide a framework for the highest standards of professional conduct and foster a culture of honesty and accountability. The Code of Business Conduct satisfies applicable SEC requirements and NYSE listing standards. The Code of Business Conduct is available under the Corporate Governance link on our website at www.apam.com.
We intend to post on our website at www.apam.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct.
Insider Trading Policy
We have adopted a Code of Ethics & Insider Trading Policy, applicable to our officers, employees and other individuals associated with us, and APAM has adopted an insider trading policy applicable to its non-employee directors, which collectively govern the purchase, sale, and other dispositions of our securities by directors, officers and employees of the Company and are designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of each policy is filed as an exhibit to this report. In addition, with regard to the Company's trading in its own securities, it is the Company's policy to comply with federal securities laws and applicable exchange listing requirements.
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
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Proxy Statement, under the section titled “Ratification of the Appointment of PricewaterhouseCoopers LLP for the Fiscal Year Ending December 31, 2025,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.	10-K	001-35826	2.1	February 25, 2016
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.	10-K	001-35826	3.1	February 25, 2016
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.	10-K	001-35826	3.2	February 25, 2016
4.1	Description of the Registrant's Securities	10-K	001-35826	4.1	February 18, 2020
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP	10-K	001-35826	10.1	February 25, 2016
10.2	Amended and Restated Resale and Registration Rights Agreement	10-K	001-35826	10.2	February 25, 2016
10.3	Exchange Agreement	10-K	001-35826	10.3	February 25, 2016
10.4	Tax Receivable Agreement (Merger)	10-K	001-35826	10.4	February 25, 2016
10.5	First Amendment to Tax Receivable Agreement (Merger)	10-K	001-35826	10.5	February 22, 2024
10.6	Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.5	February 25, 2016
10.7	First Amendment to Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.7	February 22, 2024
10.8	Stockholders Agreement	10-K	001-35826	10.6	February 25, 2016
10.9	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement	10-K	001-35826	10.12	February 25, 2016
10.10	Form of Indemnification Agreement	10-K	001-35826	10.14	February 25, 2016
10.11	Form of Indemnification Priority Agreement	10-K	001-35826	10.15	February 25, 2016
10.12	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.					X
10.13	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.9	February 25, 2016
10.14	Amendment No. 1 to Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.8	February 27 2023
10.15	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (1)	10-K	001-35826	10.10	February 25, 2016
10.16	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 25, 2016
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	10-K	001-35826	10.13	February 20, 2019
10.18	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	10-K	001-35826	10.14	February 20, 2019
10.19	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Restricted Share Award Agreement (1)	10-K	001-35826	10.15	February 20, 2019
10.20	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Career Share Award Agreement (1)	10-K	001-35826	10.16	February 20, 2019

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.21	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement (1)	10-K	001-35826	10.17	February 20, 2019
10.22	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 18, 2020
10.23	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 26, 2021 (1)	10-K	001-35826	10.19	February 23, 2021
10.24	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 25, 2022 (1)	10-K	001-35826	10.20	February 22, 2022
10.25	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting (1)	10-K	001-35826	10.20	February 23, 2021
10.26	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (PMs and Founders) (1)	10-K	001-35826	10.22	February 22, 2022
10.27	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (Non-PM) (1)	10-K	001-35826	10.23	February 22, 2022
10.28	Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (1)	8-K	001-35826	10.1	June 1, 2023
10.29	Artisan Partners Asset Management Inc. 2023 Non-Employee Director Plan (1)	8-K	001-35826	10.02	June 1, 2023
10.30	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	8-K	001-35826	10.1	January 30, 2024
10.31	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	8-K	001-35826	10.2	January 30, 2024
10.32	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement (1)	10-K	001-35826	10.32	February 22, 2024
10.33	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting (1)	10-K	001-35826	10.33	February 22, 2024
10.34	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Career Vesting (PMs and Founders) (1)	10-K	001-35826	10.34	February 22, 2024
10.35	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Career Vesting (Non-PM) (1)	10-K	001-35826	10.35	February 22, 2024
10.36	Form of Artisan Partners Asset Management Inc. 2023 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)	10-K	001-35826	10.36	February 22, 2024
10.37	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	August 18, 2017
10.38	Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	June 6, 2019
10.39	Note Purchase Agreement, dated as of December 7, 2021, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	December 7, 2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.40	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2022, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent and Citibank, N.A. and BofA Securities, Inc. as joint lead arrangers and joint book runners	8-K	001-35826	10.1	August 17, 2022
19.1	Artisan Partners Code of Ethics & Insider Trading Policy					X
19.2	Artisan Partners Asset Management Inc. Insider Trading Policy - Non-Employee Directors					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
97.1	Policy Relating to Recovery of Erroneously Awarded Incentive-Based Compensation (1)					X
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2024, 2023 and 2022
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

Dated: February 25, 2025

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2025.

Signature	Title
/s/ Jennifer Barbetta	Director
Jennifer A. Barbetta
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Tench Coxe	Director
Tench Coxe
/s/ Stephanie G. DiMarco	Chair of the Board
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Saloni S. Multani	Director
Saloni S. Multani