Form 10-Q
period 2025-03-31
Artisan Partners Asset Management Inc.
filed 2025-05-02
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 30, 2025 were 70,427,674, 1,221,063 and 9,014,456, respectively.

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
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations of our management and information available to us at the time such statements are made. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, significant changes in client cash inflows or outflows or declines in market value of the assets in the accounts we manage, change in the legislative and regulatory environment in which we operate, changes in trade policies, including the imposition of new or increased tariffs and the economic impact, volatility and uncertainty resulting therefrom, our ability to maintain our current fee rates, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025, as such factors may be updated from time to time. Our periodic and current reports are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
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
•our expectations with respect to future levels of AUM, including the capacity of our strategies and client cash inflows and outflows;
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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	March 31, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$212,890	$201,172
Accounts receivable	149,457	118,667
Investment securities	247,484	208,792
Property and equipment, net	39,308	41,472
Deferred tax assets	399,285	409,386
Prepaid expenses and other assets	20,284	17,731
Operating lease assets	82,020	83,364
Assets of consolidated investment products
Cash and cash equivalents	46,082	67,046
Accounts receivable and other	6,336	8,986
Investment assets, at fair value	167,164	462,140
Total assets	$1,370,310	$1,618,756

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$43,657	$33,406
Accrued short-term incentive compensation	91,684	20,547
Accrued long-term incentive compensation	68,279	58,952
Borrowings	199,471	199,430
Operating lease liabilities	99,439	101,277
Amounts payable under tax receivable agreements	341,988	341,461
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	22,649	105,984
Investment liabilities, at fair value	902	7,780
Total liabilities	868,069	868,837
Commitments and contingencies
Redeemable noncontrolling interests	107,596	327,917
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 70,427,674 and 70,074,120 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	704	701
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,221,063 and 1,574,068 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	12	16
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,014,456 and 8,712,951 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	90	87
Additional paid-in capital	221,477	220,838
Retained earnings	136,535	170,044
Accumulated other comprehensive income (loss)	(2,301)	(2,762)
Total Artisan Partners Asset Management Inc. stockholders’ equity	356,517	388,924
Noncontrolling interests - Artisan Partners Holdings	38,128	33,078
Total stockholders’ equity	394,645	422,002
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,370,310	$1,618,756

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Management fees	$277,147	$264,322
Performance fees	—	29
Total revenues	277,147	264,351
Operating Expenses
Compensation and benefits	155,161	149,880
Distribution, servicing and marketing	6,432	6,391
Occupancy	7,378	7,281
Communication and technology	12,883	13,502
General and administrative	8,758	9,654
Total operating expenses	190,612	186,708
Total operating income	86,535	77,643
Non-operating income (expense)
Interest expense	(2,054)	(2,061)
Interest income on cash and cash equivalents and other	1,943	1,778
Net investment gain (loss) of consolidated investment products	7,101	19,184
Net investment gain (loss) of nonconsolidated investment products	3,817	12,125
Total non-operating income (expense)	10,807	31,026
Income before income taxes	97,342	108,669
Provision for income taxes	20,007	21,965
Net income before noncontrolling interests	77,335	86,704
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11,909	12,935
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	4,287	14,288
Net income attributable to Artisan Partners Asset Management Inc.	$61,139	$59,481

Basic earnings per share	$0.82	$0.84
Diluted earnings per share	$0.82	$0.84
Basic weighted average number of common shares outstanding	65,373,285	64,319,977
Diluted weighted average number of common shares outstanding	65,373,285	64,355,247
Dividends declared per Class A common share	$1.34	$1.02

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net income before noncontrolling interests	$77,335	$86,704
Other comprehensive income (loss)
Foreign currency translation gain (loss)	531	(128)
Total other comprehensive income (loss)	531	(128)
Comprehensive income	77,866	86,576
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	11,976	12,521
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	4,287	14,288
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$61,603	$59,767

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended March 31, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2025	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917
Net income	—	—	—	—	61,139	—	11,909	73,048	4,287
Other comprehensive income - foreign currency translation	—	—	—	—	—	464	67	531	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(257)	—	(3)	260	—	—
Amortization of equity-based compensation	—	—	—	8,162	—	—	333	8,495	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	189	—	—	—	189	—
Issuance of restricted stock awards	5	—	—	(5)	—	—	—	—	—
Employee net share settlement	(3)	—	—	(7,450)	—	—	(1,092)	(8,545)	—
Exchange of subsidiary equity	1	(4)	3	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	17,764
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(242,372)
Distributions	—	—	—	—	—	—	(6,378)	(6,378)	—
Dividends	—	—	—	—	(94,648)	—	(49)	(94,697)	—
Balance at March 31, 2025	$704	$12	$90	$221,477	$136,535	$(2,301)	$38,128	$394,645	$107,596

Three months ended March 31, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2024	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406
Net income	—	—	—	—	59,481	—	12,935	72,416	14,288
Other comprehensive income - foreign currency translation	—	—	—	—	—	(110)	(18)	(128)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	2,691	—	(22)	(2,669)	—	—
Amortization of equity-based compensation	—	—	—	8,108	—	—	1,118	9,226	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,877	—	—	—	2,877	—
Issuance of restricted stock awards	5	—	—	(5)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(5,874)	—	—	(956)	(6,831)	—
Exchange of subsidiary equity	10	(7)	(3)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	18,165
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(21,616)
Distributions	—	—	—	—	—	—	(4,116)	(4,116)	—
Dividends	—	—	—	—	(70,963)	—	(46)	(71,009)	—
Balance at March 31, 2024	$699	$17	$87	$201,519	$120,644	$(2,628)	$33,448	$353,786	$263,243
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income before noncontrolling interests	$77,335	$86,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,493	2,388
Deferred income taxes	10,816	12,637
Noncash lease expense (benefit)	(38)	(730)
Net investment (gain) loss on nonconsolidated investment securities	(3,817)	(12,125)
(Gain) loss on disposal of property and equipment	—	29
Amortization of debt issuance costs	110	110
Share-based compensation	8,495	9,226
Net investment (gain) loss of consolidated investment products	(7,101)	(19,184)
Purchase of investments by consolidated investment products	(68,812)	(99,938)
Proceeds from sale of investments by consolidated investment products	35,182	80,353
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(3,228)	(6,888)
Prepaid expenses and other assets	(2,660)	519
Accounts payable and accrued expenses	92,698	87,122
Net change in operating assets and liabilities of consolidated investment products including net investment income	16,401	6,796
Net cash provided by operating activities	157,874	147,019
Cash flows from investing activities
Acquisition of property and equipment	(206)	(116)
Leasehold improvements	(13)	(1,746)
Proceeds from sale of investment securities	2,697	3,853
Purchase of investment securities	(40,754)	(31,103)
Net cash used in investing activities	(38,276)	(29,112)
Cash flows from financing activities
Partnership distributions	(6,378)	(4,116)
Dividends paid	(94,697)	(71,009)
Taxes paid related to employee net share settlement	(8,545)	(6,831)
Capital contributions to consolidated investment products, net	17,764	18,165
Net cash used in financing activities	(91,856)	(63,791)
Net increase in cash and cash equivalents	27,742	54,116
Net cash impact of deconsolidation of CIPs	(36,988)	(3,996)
Cash and cash equivalents
Beginning of period	268,218	178,467
End of period	$258,972	$228,587

Cash and cash equivalents as of the end of the period
Cash and cash equivalents	$212,890	$184,234
Cash and cash equivalents of consolidated investment products	46,082	44,353
Cash and cash equivalents	$258,972	$228,587

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$715	$14,429
Establishment of amounts payable under tax receivable agreements	526	11,552
Increase in investment securities due to deconsolidation of CIPs	29,757	23,831
Operating lease assets obtained in exchange for operating lease liabilities	2,155	—
Settlement of franchise capital liability via transfer of investment securities	1,981	1,774

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2025, APAM held approximately 87% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of March 31, 2025, Artisan had a controlling financial interest in five sub-funds of Artisan Global Funds and three Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires disclosure of additional information and disaggregation of certain expenses included in the income statement. The Company is required to adopt the guidance for the year ending December 31, 2026. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
Note 3. Investment Securities
The disclosures below include details of Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products.”

	As of March 31, 2025	As of December 31, 2024
Seed investments in equity securities	$67,938	$66,349
Seed investments in equity securities accounted for under the equity method	8,042	7,964
Compensation plan investments in equity securities	155,185	127,430
Compensation plan investments in equity securities accounted for under the equity method	16,319	7,049
Total investment securities	$247,484	$208,792
Unrealized gain (loss) related to investment securities held on the dates indicated below were as follows:

	For the Three Months Ended March 31,
	2025	2024
Unrealized gain (loss) on investment securities held at the end of the period	$2,748	$5,928

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
The following provides the hierarchy of inputs used to derive the fair value of Artisan’s assets and liabilities that are financial instruments as of March 31, 2025 and December 31, 2024:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
March 31, 2025
Assets
Money market funds [1]	$186,188	$—	$186,188	$—	$—
Equity securities	247,484	23,661	223,823	—	—

December 31, 2024
Assets
Money market funds [1]	$177,433	$—	$177,433	$—	$—
Equity securities	208,792	14,324	194,468	—	—
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

Note 5. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2025 and December 31, 2024:

	Maturity (1)	As of March 31, 2025	As of December 31, 2024	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		200,000	200,000
Debt issuance costs		(529)	(570)
Total borrowings		$199,471	$199,430
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $184.0 million as of March 31, 2025. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of March 31, 2025, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $1.9 million for the three months ended March 31, 2025 and 2024.
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
As of March 31, 2025, Artisan is considered to have a controlling financial interest in five sub-funds of Artisan Global Funds and three Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $88.4 million.
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
During the three months ended March 31, 2025, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund as a result of third-party capital contributions and the Company redeeming a portion of its investment. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the three months ended March 31, 2025. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $29.8 million direct equity investment was reclassified from investment assets and investment liabilities of consolidated investment products to investment securities.

As of March 31, 2025, Artisan held direct equity investments of $24.4 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2025 and December 31, 2024:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2025
Assets
Money market funds	$36,662	$36,662	$—	$—
Equity securities - long position	96,268	96,268	—	—
Fixed income instruments - long position	69,375	—	66,210	3,165
Derivative assets	1,521	59	1,462	—

Liabilities
Derivative liabilities	$804	$206	$598	$—
Reverse repurchase agreements	98	—	98	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Money market funds	$58,239	$58,239	$—	$—
Equity securities - long position	72,547	70,642	1,905	—
Fixed income instruments - long position	381,556	—	359,597	21,959
Derivative assets	934	237	697	—
Private equity	7,103	—	—	7,103

Liabilities
Fixed income instruments - short position	$7,013	$—	$7,013	$—
Derivative liabilities	516	—	516	—
Reverse repurchase agreements	251	—	251	—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of March 31, 2025	As of December 31, 2024
Net CIP assets included in the table above	$202,924	$512,599
Net CIP assets/(liabilities) not included in the table above	(6,893)	(88,191)
Total Net CIP assets	196,031	424,408
Less: redeemable noncontrolling interests	107,596	327,917
Artisan’s direct equity investment in CIPs	$88,435	$96,491
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2025, APAM held approximately 87% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2025, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2024	70,074,120	10,287,019	80,361,139	87%
Holdings Common Unit Exchanges (1)	51,500	(51,500)	—	—%
Issuance of APAM Restricted Shares (1)	429,511	—	429,511	—%
Delivery of Shares Underlying RSUs and PSUs (1)	51,898	—	51,898	—%
Restricted Share Award Net Share Settlement (1)	(177,850)	—	(177,850)	—%
Forfeitures from Employee Terminations (1)	(1,505)	—	(1,505)	—%
Balance at March 31, 2025	70,427,674	10,235,519	80,663,193	87%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Three Months Ended March 31,
	2025	2024
Additional paid-in capital	$(257)	$2,691
Noncontrolling interests - Artisan Partners Holdings	260	(2,669)
Accumulated other comprehensive income (loss)	(3)	(22)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.1 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of March 31, 2025 and December 31, 2024:

		Outstanding
	Authorized	As of March 31, 2025	As of December 31, 2024	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	70,427,674	70,074,120	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,221,063	1,574,068	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,014,456	8,712,951	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2025, Artisan’s employees held 5,091,189 restricted shares of Class A common stock and all 1,221,063 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2025 and 2024:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2025	2024
Quarterly	Class A Common	$0.84	$0.68
Special Annual	Class A Common	$0.50	$0.34
The following table summarizes APAM’s stock transactions for the three months ended March 31, 2025:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2024	80,361,139	70,074,120	1,574,068	8,712,951
Holdings Common Unit Exchanges	—	51,500	(51,500)	—
Restricted Share Award Grants	429,511	429,511	—	—
Restricted Share Award Net Share Settlement	(177,850)	(177,850)	—	—
Delivery of Shares Underlying RSUs and PSUs	51,898	51,898	—	—
Employee/Partner Terminations	(1,505)	(1,505)	(301,505)	301,505
Balance at March 31, 2025	80,663,193	70,427,674	1,221,063	9,014,456

(1) There were 427,697 and 395,965 restricted stock units outstanding at March 31, 2025 and December 31, 2024, respectively. In addition, there were 152,207 and 176,192 performance share units outstanding at March 31, 2025 and December 31, 2024, respectively. All 152,207 performance share units outstanding as of March 31, 2025 have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Holdings Partnership Distributions to Limited Partners	$6,378	$4,116
Holdings Partnership Distributions to APAM	42,918	26,112
Total Holdings Partnership Distributions	$49,296	$30,228
Distributions to limited partners are recorded as a reduction to consolidated stockholders’ equity, while distributions to APAM are eliminated upon consolidation.
Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Management fees
Artisan Funds	$160,973	$153,002
Artisan Global Funds	13,773	12,460
Separate accounts and other (1)	102,401	98,860
Performance fees
Separate accounts and other (1)	—	29
Total revenues (2)	$277,147	$264,351
(1) Separate accounts and other revenue consists of fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as assets under advisement related to investment models for which we provide consulting advice but do not have discretionary investment authority.

(2) All management fees and performance fees from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 14, “Related Party Transactions.”

The following table presents the balances of receivables related to contracts with customers:

Customer	As of March 31, 2025	As of December 31, 2024
Artisan Funds	$8,810	$8,699
Artisan Global Funds	6,630	6,859
Separate accounts and other	99,723	98,144
Total receivables from contracts with customers	115,163	113,702
Non-customer receivables	34,294	4,965
Accounts receivable	$149,457	$118,667

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
Artisan had no other contract assets or liabilities from contracts with customers as of March 31, 2025 or December 31, 2024.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected. Non-customer receivables associated with redemptions of investments was $31.2 million and $3.6 million as of March 31, 2025 and December 31, 2024, respectively.
Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended March 31,
	2025	2024
Salaries, incentive compensation and benefits (1)	$133,979	$129,098
Long-term cash incentive compensation expense	13,727	12,503
Restricted share-based award compensation expense	7,455	8,279
Long-term incentive compensation expense	21,182	20,782
Total compensation and benefits	$155,161	$149,880
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
Performance Share Units (PSUs). PSUs are generally subject to (i) a three-year service vesting condition, (ii) certain performance conditions related to the Company’s adjusted operating margin and total shareholder return compared to a peer group during a three-year performance period, and (iii) for one-half of the PSUs eligible to vest at the end of the performance period, a qualifying retirement condition. The number of shares of Class A common stock that are ultimately issued in connection with each PSU award will depend upon the outcome of the performance, market and qualified retirement conditions. For the portion of a PSU award with a “performance condition” under ASC 718, expense was recognized over the service period if it was probable that the performance condition would be achieved. All outstanding PSUs at March 31, 2025 had met required performance conditions, but remain outstanding subject to a qualifying retirement vesting condition.

For certain awards granted in 2024 and 2025, the pro rata five-year service vesting condition is not applicable if the grantee has a qualified retirement after meeting an age plus number of years of service with the Company condition.
Compensation expense is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted stock awards and restricted stock units, and three years for PSUs. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period is equal to the employee’s required retirement notice period, which is generally 12 or 18 months. The fair value of each award is equal to the market price of the Company’s common stock on the grant date, except for PSUs with a “market condition” performance metric under ASC 718, which had a grant-date fair value based on a Monte Carlo valuation model.
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,504,951 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) at March 31, 2025.
During the three months ended March 31, 2025, Artisan granted 429,511 restricted stock awards and 1,204 restricted stock units.

The following tables summarize the restricted share-based award activity for the three months ended March 31, 2025:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2025	$39.26	5,276,480
Granted	44.24	430,715
Forfeited	52.93	(1,505)
Vested	39.38	(503,757)
Unvested at March 31, 2025	$39.66	5,201,933

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2025	$37.86	176,192
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved (1)	29.40	47,970
Vested (1)	35.67	(71,955)
Unvested at March 31, 2025 (2)	$38.90	152,207
(1) During the three months ended March 31, 2025, the 95,940 PSUs granted in 2022 met the requisite three-year performance conditions for the potential delivery of 143,910 shares (47,970 additional shares for results achieved). 71,955 shares of Class A common stock underlying one-half of the total PSUs were delivered in the three months ended March 31, 2025, while the remaining 71,955 units remain subject to the qualified retirement provision.

(2)At March 31, 2025, all 152,207 outstanding PSUs have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of March 31, 2025 was $63.8 million with a weighted average recognition period of 2.9 years remaining. The unrecognized compensation expense for the unvested PSUs as of March 31, 2025 was $0.9 million with a weighted average recognition period of 1.4 years remaining.
During the three months ended March 31, 2025, the Company withheld a total of 198,695 restricted shares and paid a total of $8.5 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.

Long-term cash awards (franchise capital awards)
During the three months ended March 31, 2025, Artisan granted $46.8 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 12 or 18 months. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.
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

The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended March 31,
Statement of Operations Section	Statement of Operations Line Item	2025	2024
Operating expenses (benefit)	Compensation and benefits	$2,512	$3,925
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	2,077	9,614
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	512	831
The unrecognized compensation expense for the unvested franchise capital awards as of March 31, 2025 was $126.7 million with a weighted average recognition period of 2.6 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the three months ended March 31, 2025, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
APAM’s effective tax rate was 20.6% and 20.2% for the three months ended March 31, 2025 and 2024, respectively.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2025	2024
Current:
Federal	$6,936	$7,066
State and local	2,100	2,021
Foreign	155	241
Total	9,191	9,328
Deferred:
Federal	9,196	10,744
State and local	1,620	1,893
Total	10,816	12,637
Income tax expense (benefit)	$20,007	$21,965
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2025, is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2024	$354,773	$341,461
2025 Holdings Common Unit Exchanges	619	527
Amortization	(11,943)	—
March 31, 2025	$343,449	$341,988
Net deferred tax assets comprise the following:

	As of March 31, 2025	As of December 31, 2024
Deferred tax assets:
Amortizable basis (1)	$343,449	$354,773
Other (2)	55,836	54,613
Total deferred tax assets	399,285	409,386
Less: valuation allowance (3)	—	—
Net deferred tax assets	$399,285	$409,386

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company's gross liability for unrecognized tax benefits was $1.8 million as of March 31, 2025 and December 31, 2024. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $0.2 million as of March 31, 2025 and December 31, 2024. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2025, U.S. federal income tax returns filed for the years 2021 through 2023 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2020 to 2023.
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

The computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2025	2024
Numerator:
Net income attributable to APAM	$61,139	$59,481
Less: Allocation to participating securities	7,297	5,464
Net income available to common stockholders	$53,842	$54,017
Denominator:
Basic weighted average shares outstanding	65,373,285	64,319,977
Dilutive effect of nonparticipating share-based awards	—	35,270
Diluted weighted average shares outstanding	65,373,285	64,355,247
Earnings per share - Basic	$0.82	$0.84
Earnings per share - Diluted	$0.82	$0.84
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

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2025	2024
Holdings limited partnership units	10,274,591	10,903,365
Unvested restricted share-based awards	5,392,148	5,473,187
Total	15,666,739	16,376,552
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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At March 31, 2025 and December 31, 2024, accounts receivable included $1.9 million and nil, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
Artisan Funds	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$161,493	$153,312
Expense reimbursements	$520	$311

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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Global Funds	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$13,921	$12,609
Elimination of fees from consolidated investment products (1)	(124)	(123)
Consolidated investment advisory fees (Gross of expense reimbursements)	$13,797	$12,486

Expense reimbursements	$146	$189
Elimination of expense reimbursements from consolidated investment products (1)	(122)	(163)
Consolidated expense reimbursements	$24	$26
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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Private Funds	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$3,029	$2,325
Elimination of fees from consolidated investment products (1)	(96)	(353)
Consolidated investment advisory fees (Gross of expense reimbursements)	$2,933	$1,972

Expense reimbursements	$130	$66
Elimination of expense reimbursements from consolidated investment products (1)	(52)	(20)
Consolidated expense reimbursements	$78	$46
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 15. Segment Information
Artisan operates as one segment in the investment management business. The Company’s Chief Operating Decision Maker (the “CODM”) is its President, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. The CODM uses consolidated Net Income attributable to Artisan Partners Asset Management, Inc. as presented within the Consolidated Statements of Operations (“net income”), among other consolidated metrics, to evaluate segment performance. Based on net income, as well as the other metrics, the CODM considers whether to use profits to invest in growth initiatives or return cash to shareholders through dividends while assessing the level of resources available through review of “Total assets” as presented within the consolidated statements of financial condition. The CODM reviews significant segment expenses at a level consistent with that presented in the Consolidated Statements of Operations with the exception of Compensation and Benefits which is reviewed at a more disaggregated level as presented in the table below for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Salaries	$25,483	$24,359
Incentive compensation	93,410	89,904
Benefits and payroll taxes	15,086	14,835
Long-term incentive compensation	18,670	16,857
Market valuation changes in compensation plans	2,512	3,925
Total compensation and benefits	$155,161	$149,880
Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective April 29, 2025, a distribution by Artisan Partners Holdings of $47.9 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective April 29, 2025, a quarterly dividend of $0.68 per share of Class A common stock. The APAM dividend is payable on May 30, 2025, to stockholders of record as of May 16, 2025.
TRA Payments
During April 2025, the Company made a payment of $29.2 million under the tax receivable agreements representing a portion of the Company's estimated total 2025 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies for sophisticated clients around the world. As of March 31, 2025, our 11 autonomous investment teams managed a total of 27 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2025, approximately 74% of our assets under management (AUM) were managed for clients and investors domiciled in the U.S. and 26% of our AUM were managed for clients and investors domiciled outside of the U.S.
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
We strive to maintain a financial model that is transparent and predictable. We derive nearly all of our revenues from investment management fees, most of which are based on a specified percentage of clients’ AUM. A majority of our expenses, including most of our compensation expense, vary directly with changes in our revenues.
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
Business highlights for the quarter included the following:
•We launched the Global Special Situations strategy, managed by the International Value Group.
•The Growth team's fifth strategy, the Franchise strategy, was made available to clients in March 2025.
Financial highlights for the quarter included the following:
•During the three months ended March 31, 2025, our AUM increased to $162.4 billion, an increase of $1.2 billion, or 1%, compared to $161.2 billion at December 31, 2024, primarily due to $4.1 billion of market appreciation, partially offset by $2.8 billion of net client cash outflows and $0.1 billion of Artisan Funds' distributions not reinvested.
•Average AUM for the three months ended March 31, 2025 was $166.7 billion, an increase of 1% from the average of $165.4 billion for the three months ended December 31, 2024, and 8.2% from the average of $154.2 billion for the three months ended March 31, 2024.
•We earned $277.1 million in revenue for the three months ended March 31, 2025, an increase of 4.8% from revenues of $264.4 million for the three months ended March 31, 2024.
•Our GAAP operating margin was 31.2% for the three months ended March 31, 2025, compared to 29.4% for the three months ended March 31, 2024. Adjusted operating margin was 32.1% for the three months ended March 31, 2025, compared to 30.9% for the three months ended March 31, 2024.
•We generated $0.82 of earnings per basic and diluted share and $0.83 of adjusted EPS.
•We declared and distributed dividends of $1.34 per share of Class A common stock during the three months ended March 31, 2025.
•We declared, effective April 29, 2025, a quarterly dividend with respect to the three months ended March 31, 2025, of $0.68 per share of Class A common stock.

On April 2, 2025, the United States announced sweeping tariffs that led to a sharp market sell-off, followed by a significant rebound upon the subsequent pause of those tariffs. While our AUM decreased in April following the announcement from $162 billion as of March 31, 2025, it has subsequently rebounded to approximately $164 billion as of April 30, 2025. The significant market volatility that has been experienced thus far in the second quarter may continue as a result of the escalated trade tensions and future policies put in place by the United States and other countries. However, we have designed, and we operate, our firm and financial model with the expectation that markets will be volatile, which allows us to maintain a stable environment for our investment talent and remain focused on our long-term business objectives during challenging market conditions.
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
Limited partners of Holdings, some of whom are employees, held approximately 13% of the equity interests in Holdings as of March 31, 2025. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the three months ended March 31, 2025, certain limited partners of Holdings exchanged 51,500 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 51,500 shares of Class A common stock. In connection with the exchanges, APAM received 51,500 GP units of Holdings increasing its ownership interest in Holdings.
APAM’s equity ownership interest in Holdings was 87% at March 31, 2025 and December 31, 2024.
Financial Overview
Economic Environment
Economic uncertainty and volatility in global financial markets impact the value of our AUM. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM due to changes in the economic environment and financial markets will result in corresponding fluctuations in our revenue and earnings.
The following table presents the total returns of relevant market indices for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
S&P 500 total returns	(4.3)%	10.6%
MSCI All Country World total returns	(1.3)%	8.2%
MSCI EAFE total returns	6.9%	5.8%
Russell Midcap® total returns	(3.4)%	8.6%
MSCI Emerging Markets Index	2.9%	2.4%
ICE BofA US High Yield Index	0.9%	1.5%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2025		2024

	(unaudited; dollars in millions)
Assets under management at period end	$162,390		$160,384
Average assets under management (1)	$166,743		$154,158
Net client cash flows (2)	$(2,840)		$(523)
Total revenues	$277.1		$264.4
Weighted average management fee (3)	67.5	bps	69.1	bps
Operating margin	31.2%		29.4%
Adjusted operating margin (4)	32.1%		30.9%
(1) We compute average assets under management by averaging day-end assets under management for the applicable period.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders.
(3) We compute our weighted average management fee by dividing annualized investment management fees (which excludes performance fees) by average AUM for the applicable period. AUM within our consolidated investment products, and investment advisory fees earned thereon, are excluded from our weighted average fee calculations and total revenues, since any such revenues are eliminated upon consolidation.

(4) Adjusted measures are non-GAAP measures and are explained and reconciled to the comparable GAAP measures in “Supplemental Non-GAAP Financial Information” below.
AUM and Investment Performance
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

The table below sets forth changes in our total AUM:

	For the Three Months Ended March 31,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Beginning assets under management	$161,208	$150,167	$11,041	7.4%
Gross client cash inflows	7,014	6,186	828	13.4%
Gross client cash outflows	(9,854)	(6,709)	(3,145)	(46.9)%
Net client cash flows (1)	(2,840)	(523)	(2,317)	(443.0)%
Artisan Funds’ distributions not reinvested (2)	(116)	(85)	(31)	(36.5)%
Investment returns and other (3)	4,138	10,825	(6,687)	(61.8)%
Ending assets under management	$162,390	$160,384	$2,006	1.3%
Average assets under management	$166,743	$154,158	$12,585	8.2%

(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders.
(2) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During the quarter, our AUM increased by $1.2 billion, primarily due to $4.1 billion of market appreciation, partially offset by $2.8 billion of net client cash outflows and $0.1 billion of Artisan Funds' distributions that were not reinvested in the funds. For the quarter, 15 of our 27 investment strategies had net outflows totaling $4.8 billion, which were partially offset by $2.0 billion of net inflows from the remaining strategies.
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
The unaudited table on the following page sets forth the average annual total returns (gross of fees) for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2025. Returns for periods less than one year are not annualized.
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 15% of our AUM at March 31, 2025, are maintained in separate composites the results of which are not included below.

								Average Annual Value-Added[3] Since Inception (bps)
	Composite Inception	Strategy AUM [1]	Average Annual Total Returns (Gross) (%)[2]
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$19,249	0.14%	3.92%	12.70%	11.26%	10.62%	404
MSCI All Country World Index			7.15%	6.91%	15.17%	8.83%	6.58%
Global Discovery Strategy	9/1/2017	$1,736	4.46%	4.01%	13.79%	---	12.60%	629
MSCI All Country World Small Mid Cap Index			1.74%	2.48%	13.56%	---	6.31%
U.S. Mid-Cap Growth Strategy	4/1/1997	$10,282	(4.92)%	(0.11)%	11.24%	9.54%	13.84%	425
Russell® Midcap Index			2.59%	4.61%	16.27%	8.82%	10.08%
Russell® Midcap Growth Index			3.57%	6.16%	14.86%	10.13%	9.59%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,702	(4.63)%	0.33%	7.92%	9.55%	10.11%	281
Russell® 2000 Index			(4.01)%	0.52%	13.26%	6.29%	8.49%
Russell® 2000 Growth Index			(4.86)%	0.78%	10.77%	6.14%	7.30%
Franchise Strategy[4]	10/1/2024	$700	---	---	---	---	(5.31)%	(301)
MSCI All Country World Index			---	---	---	---	(2.30)%
Global Equity Team
Global Equity Strategy	4/1/2010	$345	12.87%	10.64%	13.86%	10.45%	11.98%	310
MSCI All Country World Index			7.15%	6.91%	15.17%	8.83%	8.88%
Non-U.S. Growth Strategy	1/1/1996	$12,988	10.94%	9.46%	11.71%	6.23%	9.62%	455
MSCI EAFE Index			4.88%	6.05%	11.76%	5.39%	5.07%
China Post-Venture Strategy	4/1/2021	$109	13.43%	(3.04)%	---	---	(8.57)%	99
MSCI China SMID Cap Index			26.69%	(1.81)%	---	---	(9.56)%
U.S. Value Team
Value Equity Strategy	7/1/2005	$4,942	6.58%	10.30%	20.87%	11.02%	9.62%	161
Russell® 1000 Index			7.82%	8.65%	18.45%	12.17%	10.26%
Russell® 1000 Value Index			7.18%	6.64%	16.14%	8.79%	8.01%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,582	(1.09)%	3.86%	18.05%	7.47%	11.67%	234
Russell® Midcap Index			2.59%	4.61%	16.27%	8.82%	9.39%
Russell® Midcap Value Index			2.27%	3.78%	16.69%	7.61%	9.33%
Value Income Strategy	3/1/2022	$16	8.44%	5.50%	---	---	5.52%	(457)
S&P 500 Index			8.25%	9.06%	---	---	10.09%
International Value Group
International Value Strategy	7/1/2002	$46,849	8.31%	10.69%	18.61%	8.93%	11.65%	549
MSCI EAFE Index			4.88%	6.05%	11.76%	5.39%	6.16%
International Explorer Strategy	11/1/2020	$631	8.22%	6.58%	---	---	14.19%	762
MSCI All Country World Index Ex USA Small Cap			1.87%	0.99%	---	---	6.57%
Global Special Situations Strategy[5]	4/1/2025	$6	---	---	---	---	---	—
ICE BofA 3-month Treasury Bill Index			---	---	---	---	---
Global Value Team
Global Value Strategy	7/1/2007	$29,929	13.21%	11.55%	19.42%	9.77%	9.32%	309
MSCI All Country World Index			7.15%	6.91%	15.17%	8.83%	6.23%
Select Equity Strategy	3/1/2020	$327	11.59%	11.47%	18.79%	---	13.59%	(163)
S&P 500 Index			8.25%	9.06%	18.58%	---	15.22%
Sustainable Emerging Markets (“SEM”) Team
Sustainable Emerging Markets Strategy	7/1/2006	$1,625	7.42%	4.39%	9.93%	6.14%	5.39%	85
MSCI Emerging Markets Index			8.09%	1.44%	7.94%	3.70%	4.54%
Credit Team
High Income Strategy	4/1/2014	$12,062	9.04%	6.08%	10.13%	7.22%	7.11%	246
ICE BofA US High Yield Index			7.60%	4.83%	7.21%	4.91%	4.65%
Credit Opportunities Strategy	7/1/2017	$287	12.78%	12.94%	20.66%	---	13.64%	1,115
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			5.19%	4.30%	2.70%	---	2.49%
Floating Rate Strategy	1/1/2022	$85	6.89%	7.87%	---	---	7.10%	60
S&P UBS Leveraged Loan Index			7.01%	7.09%	---	---	6.50%

Developing World Team
Developing World Strategy	7/1/2015	$4,147	18.87%	8.31%	13.36%	---	11.49%	776
MSCI Emerging Markets Index			8.09%	1.44%	7.94%	---	3.73%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$1,899	12.63%	8.55%	16.91%	---	17.75%	442
S&P 500 Index			8.25%	9.06%	18.58%	---	13.33%
Antero Peak Hedge Strategy	11/1/2017	$222	11.70%	7.52%	13.14%	---	12.50%	(47)
S&P 500 Index			8.25%	9.06%	18.58%	---	12.97%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$5,353	(4.65)%	(0.70)%	9.16%	---	8.78%	213
MSCI All Country World Index Ex USA Small Mid Index			3.73%	1.99%	11.15%	---	6.65%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$879	9.59%	10.91%	---	---	10.91%	668
ICE BofA 3-month Treasury Bill Index			4.97%	4.23%	---	---	4.23%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$1,040	9.50%	---	---	---	12.63%	722
J.P. Morgan EMB Hard Currency/Local Currency 50-50			5.67%	---	---	---	5.41%
Emerging Markets Local Opportunities Strategy	8/1/2022	$1,398	6.73%	---	---	---	9.71%	323
J.P. Morgan GBI-EM Global Diversified Index			4.03%	---	---	---	6.48%

Total Assets Under Management		$162,390

1 AUM for Artisan Sustainable Emerging Markets and U.S. Mid-Cap Growth strategies includes $112.7 million in aggregate for which Artisan Partners provides investment models to managed account sponsors (reported on a lag not exceeding one quarter).

2 We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts, which represented approximately 15% of our assets under management at March 31, 2025, are maintained in separate composites, which are not presented in these materials). Returns for periods less than one year are not annualized.

[3] Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized.

[4] The Franchise strategy launched on March 3, 2025, in connection with the reclassification of AUM, which had previously been reported under the Global Opportunities strategy but managed and maintained in a separate composite. Consistent with GIPS requirements, the composite inception date for the strategy is October 1, 2024.

[5] The Global Special Situations strategy composite performance began on April 1, 2025. As a result, there is not a performance track record as of March 31, 2025.

The tables below set forth changes in our AUM by investment team:

	By Investment Team(3)
Three Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
March 31, 2025		(unaudited; in millions)
Beginning assets under management	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$161,208
Gross client cash inflows	1,285	181	65	2,908	607	89	1,023	218	97	154	387	7,014
Gross client cash outflows	(2,909)	(834)	(203)	(1,986)	(1,535)	(74)	(575)	(237)	(148)	(1,270)	(83)	(9,854)
Net client cash flows(1)	(1,624)	(653)	(138)	922	(928)	15	448	(19)	(51)	(1,116)	304	(2,840)
Artisan Funds’ distributions not reinvested (2)	—	—	—	(24)	—	—	(91)	—	—	—	(1)	(116)
Investment returns and other	(2,152)	1,161	81	2,293	2,505	58	135	66	(39)	(75)	105	4,138
Ending assets under management	$34,669	$13,442	$7,540	$47,486	$30,256	$1,625	$12,434	$4,147	$2,121	$5,353	$3,317	$162,390
Average assets under management	$38,677	$13,708	$7,700	$46,495	$30,385	$1,614	$12,252	$4,287	$2,259	$6,260	$3,106	$166,743
March 31, 2024
Beginning assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Gross client cash inflows	895	132	138	1,910	793	123	1,352	188	92	203	360	6,186
Gross client cash outflows	(2,114)	(906)	(206)	(1,545)	(723)	(44)	(468)	(190)	(267)	(243)	(3)	(6,709)
Net client cash flows(1)	(1,219)	(774)	(68)	365	70	79	884	(2)	(175)	(40)	357	(523)
Artisan Funds’ distributions not reinvested (2)	—	—	—	—	—	—	(85)	—	—	—	—	(85)
Investment returns and other	3,984	1,308	530	1,888	1,905	46	158	386	319	279	22	10,825
Ending assets under management	$41,311	$14,259	$7,519	$43,262	$27,645	$1,042	$10,640	$3,837	$2,245	$7,390	$1,234	$160,384
Average assets under management	$39,727	$13,890	$7,177	$41,845	$26,450	$963	$10,135	$3,627	$2,225	$7,163	$956	$154,158
(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested.
(2) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) Effective March 31, 2024, the International Small-Mid team, managing the Non-U.S. Small-Mid Growth strategy, became its own autonomous investment franchise. For comparability purposes, historical AUM for both the Global Equity team and the International Small-Mid team are presented as though they were distinct teams prior to March 31, 2024.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, client type and distribution channel. As distribution channels have evolved to have more institutional-like decision-making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of March 31, 2025		As of March 31, 2024
	$ in Millions	% of Total	$ in Millions	% of Total
Distribution Channel (1)	(unaudited)		(unaudited)
Intermediated Wealth(2)	$97,377	60.0%	$90,548	56.5%
Institutional	65,013	40.0%	69,836	43.5%
Ending Assets Under Management	$162,390	100.0%	$160,384	100.0%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2) In the first quarter of 2025, we combined our intermediary and retail distribution channels, renamed the intermediated wealth channel, and recategorized certain client AUM to better reflect how management considers and utilizes this information in the management of the business. Channel information for prior periods was reclassified for comparability purposes.

Our institutional channel includes AUM sourced from defined contribution plan clients, which made up approximately 7% of our total AUM as of March 31, 2025.
The following tables set forth the changes in our AUM by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
March 31, 2025	(unaudited; in millions)
Beginning assets under management	$77,614	$83,594	$161,208
Gross client cash inflows	5,019	1,995	7,014
Gross client cash outflows	(5,588)	(4,266)	(9,854)
Net client cash flows (2)	(569)	(2,271)	(2,840)
Artisan Funds’ distributions not reinvested (3)	(116)	—	(116)
Investment returns and other	2,318	1,820	4,138
Net transfers (4)	(27)	27	—
Ending assets under management	$79,220	$83,170	$162,390
Average assets under management	$80,446	$86,297	$166,743
March 31, 2024
Beginning assets under management	$72,763	$77,404	$150,167
Gross client cash inflows	4,630	1,556	6,186
Gross client cash outflows	(4,382)	(2,327)	(6,709)
Net client cash flows (2)	248	(771)	(523)
Artisan Funds’ distributions not reinvested (3)	(85)	—	(85)
Investment returns and other	4,488	6,337	10,825
Net transfers (4)	—	—	—
Ending assets under management	$77,414	$82,970	$160,384
Average assets under management	$74,590	$79,568	$154,158

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

The following table sets forth our AUM by asset class:

Three Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
March 31, 2025	(unaudited; in millions)
Beginning assets under management	$143,969	$13,877	$3,362	$161,208
Gross client cash inflows	5,500	1,212	302	7,014
Gross client cash outflows	(8,986)	(628)	(240)	(9,854)
Net client cash flows (2)	(3,486)	584	62	(2,840)
Artisan Funds’ distributions not reinvested (3)	(24)	(91)	(1)	(116)
Investment returns and other	3,942	216	(20)	4,138
Ending assets under management	$144,401	$14,586	$3,403	$162,390
Average assets under management	$148,949	$14,270	$3,524	$166,743
March 31, 2024
Beginning assets under management	$137,367	$10,011	$2,789	$150,167
Gross client cash inflows	4,377	1,442	367	6,186
Gross client cash outflows	(5,969)	(467)	(273)	(6,709)
Net client cash flows (2)	(1,592)	975	94	(523)
Artisan Funds’ distributions not reinvested (3)	—	(85)	—	(85)
Investment returns and other	10,330	147	348	10,825
Ending assets under management	$146,105	$11,048	$3,231	$160,384
Average assets under management	$140,683	$10,484	$2,991	$154,158

(1) Equity includes the following investment strategies: Mid-Cap Growth, Small-Cap Growth, Mid-Cap Value, Non-U.S. Growth, International Value, Global Opportunities, Global Equity, Value Equity, Global Value, Sustainable Emerging Markets, Global Discovery, Developing World, Non-U.S. Small-Mid Growth, International Explorer, Select Equity, Value Income and Franchise. Fixed Income includes the following investment strategies: High Income, Floating Rate, Emerging Markets Debt Opportunities, and Emerging Markets Local Opportunities. Alternative includes the following investment strategies: Antero Peak, Antero Peak Hedge, China Post-Venture, Credit Opportunities, Global Unconstrained and Global Special Situations.

(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested.
(3) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

Results of Operations
Three months ended March 31, 2025, compared to three months ended March 31, 2024

	For the Three Months Ended March 31,		For the Period-to-Period
	2025	2024	$	%

Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues
Management fees	$277.1	$264.4	$12.7	5%
Performance fees	—	—	—	—%
Total revenues	277.1	264.4	12.7	5%
Operating Expenses
Total compensation and benefits	155.2	149.9	5.3	4%
Other operating expenses	35.4	36.8	(1.4)	(4)%
Total operating expenses	190.6	186.7	3.9	2%
Total operating income	86.5	77.7	8.8	11%
Non-operating income (expense)
Interest expense	(2.1)	(2.1)	—	—%
Other non-operating income (expense)	12.9	33.1	(20.2)	(61)%
Total non-operating income (expense)	10.8	31.0	(20.2)	(65)%
Income before income taxes	97.3	108.7	(11.4)	(10)%
Provision for income taxes	20.0	22.0	(2.0)	(9)%
Net income before noncontrolling interests	77.3	86.7	(9.4)	(11)%
Less: Noncontrolling interests - Artisan Partners Holdings	11.9	12.9	(1.0)	(8)%
Less: Noncontrolling interests - consolidated investment products	4.3	14.3	(10.0)	(70)%
Net income attributable to Artisan Partners Asset Management Inc.	$61.1	$59.5	$1.6	3%
Share Data
Basic earnings per share	$0.82	$0.84
Diluted earnings per share	$0.82	$0.84
Basic weighted average number of common shares outstanding	65,373,285	64,319,977
Diluted weighted average number of common shares outstanding	65,373,285	64,355,247
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $162.4 billion of AUM as of March 31, 2025 have performance fee billing arrangements.

The increase in revenues of $12.7 million, or 5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was driven primarily by a $12.6 billion, or 8% increase in our average AUM. The weighted average investment management fee, which excludes performance fees, was 67.5 basis points for the three months ended March 31, 2025, compared to 69.1 basis points for the three months ended March 31, 2024. The decrease in the weighted average investment management fee was predominantly due to new and amended separate account investment management agreements with lower fee rates and to a lesser extent a change in the mix of AUM among our strategies with more weighting towards fixed income strategies with lower average fee rates.

The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2025	2024	2025	2024

	(unaudited; dollars in millions)
Investment advisory fees	$102.4	$98.9	$174.7	$165.5
Weighted average management fee (2)	48.3 bps	50.0 bps	88.2 bps	89.1 bps
Percentage of ending AUM	51%	52%	49%	48%
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

(2) We compute our weighted average management fee by dividing annualized management fees (which excludes performance fees) by average AUM for the applicable period.
Operating Expenses
Operating expenses increased $3.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as a result of a $5.3 million increase in compensation and benefits partially offset by a $1.4 million decrease in other operating expenses.
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$134.0	$129.1	$4.9	4%
Long-term incentive compensation awards	21.2	20.8	0.4	2%
Total compensation and benefits	$155.2	$149.9	$5.3	4%
(1) Excluding long-term incentive compensation awards
The increase in salaries, incentive compensation and benefits is primarily driven by a $3.0 million increase in incentive compensation driven by higher revenues in the three months ended March 31, 2025. A 2% increase in full-time associates and merit increases also led to increases in compensation and benefit related expenses.
Total compensation and benefits was 56% and 57% of our revenues for the three months ended March 31, 2025 and 2024.
Other operating expenses
Other operating expenses decreased $1.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to decreases in communication and technology costs.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended March 31,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Interest expense	$(2.1)	$(2.1)	$—	—%
Interest income on cash and cash equivalents and other	2.0	1.8	$0.2	11%
Net investment gain (loss) of consolidated investment products	7.1	19.2	(12.1)	(63)%
Net investment gain (loss) on nonconsolidated seed investments	1.7	2.5	(0.8)	(32)%
Net investment gain (loss) on nonconsolidated franchise capital investments	2.1	9.6	(7.5)	(78)%
Total non-operating income (expense)	$10.8	$31.0	$(20.2)	(65)%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments decreased $20.4 million in the aggregate for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, predominately due to market conditions. Interest income on cash and cash equivalents and other increased $0.2 million due to higher cash balances.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2025 and 2024 was 20.6% and 20.2%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2025 and 2024. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as a result of equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

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
Non-recurring expenses represents non-recurring professional fees that are not reflective of core operations.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2025	2024

Reconciliation of non-GAAP financial measures:	(unaudited; in millions, except per share data)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$61.1	$59.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.9	12.9
Add back: Provision for income taxes	20.0	22.0
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	2.5	3.9
Add back: Net investment (gain) loss of investment products attributable to APAM	(6.5)	(16.5)
Less: Adjusted provision for income taxes	22.0	20.2
Adjusted net income (Non-GAAP)	$67.0	$61.6

Average shares outstanding
Class A common shares	65.4	64.3
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.4	5.6
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.3	10.9
Adjusted shares	81.1	80.8

Basic earnings per share (GAAP)	$0.82	$0.84
Diluted earnings per share (GAAP)	$0.82	$0.84
Adjusted net income per adjusted share (Non-GAAP)	$0.83	$0.76

Operating income (GAAP)	$86.5	$77.7
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	2.5	3.9
Adjusted operating income (Non-GAAP)	$89.0	$81.6

Operating margin (GAAP)	31.2%	29.4%
Adjusted operating margin (Non-GAAP)	32.1%	30.9%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$61.1	$59.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.9	12.9
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	2.5	3.9
Add back: Net investment (gain) loss of investment products attributable to APAM	(6.5)	(16.5)
Add back: Interest expense	2.1	2.1
Add back: Provision for income taxes	20.0	22.0
Add back: Depreciation and amortization	2.5	2.4
Adjusted EBITDA (Non-GAAP)	$93.6	$86.3

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(unaudited; in millions)
Cash and cash equivalents	$212.9	$201.2
Accounts receivable	149.5	118.7
Seed investments (1)	138.0	154.9
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan’s direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $197.9 million and $150.4 million of hedge investments made related to long-term incentive compensation plans as of March 31, 2025 and December 31, 2024, respectively.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $186.2 million of our cash and cash equivalents balance was invested in money market funds as of March 31, 2025.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2025, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of March 31, 2025, the balance of all seed investments, including investments in consolidated investment products, was $138.0 million. The seed investments are generally redeemable at our discretion, though subject to certain monthly or quarterly timing restrictions within the Artisan Private Funds. We monitor for opportunities to redeem existing seed investments as sufficient scale in those strategies and vehicles is achieved.
During the three months ended March 31, 2025, we also made investments of $46.8 million related to funded long-term incentive compensation plans. As of March 31, 2025, the value of investments held in connection with funded long-term incentive compensation plans was $197.9 million.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series D, Series E and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the three months ended March 31, 2025.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2025.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2025 and 2024, were as follows:

	For the Three Months Ended March 31,
	2025	2024

	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$6.4	$4.1
Holdings Partnership Distributions to APAM	42.9	26.1
Total Holdings Partnership Distributions	$49.3	$30.2
On April 29, 2025, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $47.9 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three months ended March 31, 2025 and 2024:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2025	2024
Quarterly	Class A Common	$0.84	$0.68
Special Annual	Class A Common	$0.50	$0.34
Our board of directors declared, effective April 29, 2025, a variable quarterly dividend of $0.68 per share of Class A common stock with respect to the March quarter of 2025, payable on May 30, 2025 to stockholders of record as of the close of business on May 16, 2025. The variable quarterly dividend represents approximately 80% of the cash generated in the March quarter of 2025 and a pro-rata portion of 2025 tax savings related to our tax receivable agreements.
Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter. We expect our quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards, with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider payment of a special dividend from the 20% withheld each quarter plus any discrete sources and uses of cash throughout the year, which may include gains realized upon seed capital redemptions and investments redeemed in connection with forfeited franchise capital awards.

Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $342.0 million liability as of March 31, 2025. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. We did not make payments related to the TRA during the three months ended March 31, 2025. In fiscal 2025, we expect to make TRA payments totaling approximately $38.9 million, $29.2 million of which was paid during April 2025.
Cash Flows

	For the Three Months Ended March 31,
	2025	2024

	(unaudited; in millions)
Cash and cash equivalents as of January 1	$268.2	$178.5
Net cash provided by operating activities	157.9	147.0
Net cash used in investing activities	(38.3)	(29.1)
Net cash used in financing activities	(91.8)	(63.8)
Net impact of deconsolidation of consolidated investment products	(37.0)	(4.0)
Cash and cash equivalents as of March 31	$259.0	$228.6
Net cash provided by operating activities increased $10.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the $8.8 million increase in operating income.
Investing activities consist of the purchase and sale of investment securities and the acquisition of property and equipment, and leasehold improvements. Net cash used in investing activities increased $9.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $10.9 million increase in the net cash used for purchases and sales of investment securities as a result of a high franchise capital pool in 2025 and more weighting towards nonconsolidated investments.
Financing activities consist primarily of dividend payments to holders of our Class A common stock, partnership distributions to non-controlling interests, contributions and distributions to consolidated investment products, and payments owed under the tax receivable agreements. Net cash used in financing activities increased $28.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $26.0 million increase in dividends and distributions paid as a result of a $0.32 per share increase in the aggregate dividend declared and paid by APAM in the three months ended March 31, 2025, as compared to March 31, 2024.
During each of the three months ended March 31, 2025 and March 31, 2024, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The investment product deconsolidated in the three months ended March 31, 2025 had $33.0 million more cash and cash equivalents at the date of deconsolidation than the investment product deconsolidated in the three months ended March 31, 2024.

Certain Contractual Obligations
As of March 31, 2025, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
As previously discussed in this report, the TRA liability increased from $341.5 million at December 31, 2024 to $342.0 million at March 31, 2025. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We did not make payments related to the TRA during the three months ended March 31, 2025. In fiscal 2025, we expect to make TRA payments totaling approximately $38.9 million, $29.2 million of which was paid during April 2025 and will reduce the TRA liability.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2024.
New or Revised Accounting Standards
None.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures Regarding Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2024.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended March 31, 2025, 301,505 shares of Class B common stock were canceled, and 301,505 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) None.
(b) None.
(c) During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2025 and 2024.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: May 2, 2025

By:	/s/ Eric R. Colson
Eric R. Colson Chief Executive Officer (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)