Form 10-Q
period 2025-06-30
Artisan Partners Asset Management Inc.
filed 2025-08-01
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 31, 2025 were 70,470,817, 1,221,063 and 9,014,456, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	June 30, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$244,929	$201,172
Accounts receivable	117,003	118,667
Investment securities	248,123	208,792
Property and equipment, net	37,071	41,472
Deferred tax assets	385,961	409,386
Prepaid expenses and other assets	18,756	17,731
Operating lease assets	78,716	83,364
Assets of consolidated investment products
Cash and cash equivalents	66,675	67,046
Accounts receivable and other	9,605	8,986
Investment assets, at fair value	237,846	462,140
Total assets	$1,444,685	$1,618,756

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$29,914	$33,406
Accrued short-term incentive compensation	104,601	20,547
Accrued long-term incentive compensation	72,467	58,952
Borrowings	199,512	199,430
Operating lease liabilities	95,666	101,277
Amounts payable under tax receivable agreements	312,791	341,461
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	22,077	105,984
Investment liabilities, at fair value	3,379	7,780
Total liabilities	840,407	868,837
Commitments and contingencies
Redeemable noncontrolling interests	185,201	327,917
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 70,471,499 and 70,074,120 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	705	701
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,221,063 and 1,574,068 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	12	16
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,014,456 and 8,712,951 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	90	87
Additional paid-in capital	226,526	220,838
Retained earnings	155,933	170,044
Accumulated other comprehensive income (loss)	(1,447)	(2,762)
Total Artisan Partners Asset Management Inc. stockholders’ equity	381,819	388,924
Noncontrolling interests - Artisan Partners Holdings	37,258	33,078
Total stockholders’ equity	419,077	422,002
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,444,685	$1,618,756

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Management fees	$282,749	$270,797	$559,896	$535,119
Performance fees	—	21	—	50
Total revenues	282,749	270,818	$559,896	$535,169
Operating Expenses
Compensation and benefits	165,876	146,790	321,037	296,670
Distribution, servicing and marketing	6,730	6,395	13,162	12,786
Occupancy	7,308	7,521	14,686	14,802
Communication and technology	13,584	13,106	26,467	26,608
General and administrative	9,479	10,361	18,237	20,015
Total operating expenses	202,977	184,173	393,589	370,881
Total operating income	79,772	86,645	166,307	164,288
Non-operating income (expense)
Interest expense	(2,179)	(2,194)	(4,233)	(4,255)
Interest income on cash and cash equivalents and other	1,976	2,072	3,919	3,850
Net investment gain (loss) of consolidated investment products	22,667	3,287	29,768	22,471
Net investment gain (loss) of nonconsolidated investment products	18,613	176	22,430	12,301
Total non-operating income (expense)	41,077	3,341	51,884	34,367
Income before income taxes	120,849	89,986	218,191	198,655
Provision for income taxes	24,861	18,738	44,868	40,703
Net income before noncontrolling interests	95,988	71,248	173,323	157,952
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	13,433	11,419	25,342	24,354
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	15,000	2,255	19,287	16,543
Net income attributable to Artisan Partners Asset Management Inc.	$67,555	$57,574	$128,694	$117,055

Basic earnings per share	$0.94	$0.80	$1.78	$1.66
Diluted earnings per share	$0.94	$0.80	$1.78	$1.66
Basic weighted average number of common shares outstanding	65,645,108	64,960,740	65,509,947	64,640,358
Diluted weighted average number of common shares outstanding	65,645,108	64,998,499	65,509,947	64,676,873
Dividends declared per Class A common share	$0.68	$0.61	$2.02	$1.63

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income before noncontrolling interests	$95,988	$71,248	$173,323	$157,952
Other comprehensive income (loss)
Foreign currency translation gain (loss)	980	25	1,511	(103)
Total other comprehensive income (loss)	980	25	1,511	(103)
Comprehensive income	96,968	71,273	174,834	157,849
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	13,558	11,419	25,534	23,940
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	15,000	2,255	19,287	16,543
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$68,410	$57,599	$130,013	$117,366

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended June 30, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2025	$704	$12	$90	$221,477	$136,535	$(2,301)	$38,128	$394,645	$107,596
Net income	—	—	—	—	67,555	—	13,433	80,988	15,000
Other comprehensive income - foreign currency translation	—	—	—	—	—	855	125	980	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(27)	—	(1)	28	—	—
Amortization of equity-based compensation	—	—	—	5,443	—	—	1,474	6,917	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1	—	—	—	1	—
Issuance of restricted stock awards	1	—	—	(1)	—	—	—	—	—
Employee net share settlement	—	—	—	(367)	—	—	(52)	(419)	—
Capital contributions, net	—	—	—	—	—	—	—	—	62,605
Distributions	—	—	—	—	—	—	(15,854)	(15,854)	—
Dividends	—	—	—	—	(48,157)	—	(24)	(48,181)	—
Balance at June 30, 2025	$705	$12	$90	$226,526	$155,933	$(1,447)	$37,258	$419,077	$185,201

Three months ended June 30, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2024	$699	$17	$87	$201,519	$120,644	$(2,628)	$33,448	$353,786	$263,243
Net income	—	—	—	—	57,574	—	11,419	68,993	2,255
Other comprehensive income - foreign currency translation	—	—	—	—	—	22	3	25	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(759)	—	(8)	767	—	—
Amortization of equity-based compensation	—	—	—	6,898	—	—	1,005	7,903	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	6	—	—	—	6	—
Capital contributions, net	—	—	—	—	—	—	—	—	10,922
Distributions	—	—	—	—	—	—	(16,085)	(16,085)	—
Dividends	—	—	—	—	(42,902)	—	(22)	(42,924)	—
Balance at June 30, 2024	$699	$17	$87	$207,664	$135,316	$(2,614)	$30,535	$371,704	$276,420
The accompanying notes are an integral part of the consolidated financial statements.

Six months ended June 30, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2025	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917
Net income	—	—	—	—	128,694	—	25,342	154,036	19,287
Other comprehensive income - foreign currency translation	—	—	—	—	—	1,319	192	1,511	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(284)	—	(4)	288	—	—
Amortization of equity-based compensation	—	—	—	13,605	—	—	1,807	15,412	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	190	—	—	—	190	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(3)	—	—	(7,817)	—	—	(1,144)	(8,964)	—
Exchange of subsidiary equity	1	(4)	3	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	80,369
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(242,372)
Distributions	—	—	—	—	—	—	(22,232)	(22,232)	—
Dividends	—	—	—	—	(142,805)	—	(73)	(142,878)	—
Balance at June 30, 2025	$705	$12	$90	$226,526	$155,933	$(1,447)	$37,258	$419,077	$185,201

Six months ended June 30, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2024	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406
Net income	—	—	—	—	117,055	—	24,354	141,409	16,543
Other comprehensive income - foreign currency translation	—	—	—	—	—	(88)	(15)	(103)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	1,932	—	(30)	(1,902)	—	—
Amortization of equity-based compensation	—	—	—	15,006	—	—	2,123	17,129	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	2,883	—	—	—	2,883	—
Issuance of restricted stock awards	5	—	—	(5)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(5,874)	—	—	(956)	(6,831)	—
Exchange of subsidiary equity	10	(7)	(3)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	29,087
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(21,616)
Distributions	—	—	—	—	—	—	(20,201)	(20,201)	—
Dividends	—	—	—	—	(113,865)	—	(68)	(113,933)	—
Balance at June 30, 2024	$699	$17	$87	$207,664	$135,316	$(2,614)	$30,535	$371,704	$276,420
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income before noncontrolling interests	$173,323	$157,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,976	4,823
Deferred income taxes	24,142	22,463
Noncash lease expense (benefit)	(324)	(566)
Net investment (gain) loss on nonconsolidated investment securities	(22,430)	(12,301)
(Gain) loss on disposal of property and equipment	—	29
Amortization of debt issuance costs	219	219
Share-based compensation	15,412	17,129
Net investment (gain) loss of consolidated investment products	(29,768)	(22,471)
Purchase of investments by consolidated investment products	(148,732)	(161,850)
Proceeds from sale of investments by consolidated investment products	65,225	137,398
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	5,689	(10,142)
Prepaid expenses and other assets	(561)	1,133
Accounts payable and accrued expenses	104,541	91,952
Net change in operating assets and liabilities of consolidated investment products including net investment income	17,104	(2,865)
Net cash provided by operating activities	208,816	222,903
Cash flows from investing activities
Acquisition of property and equipment	(269)	(765)
Leasehold improvements	(38)	(3,019)
Proceeds from sale of investment securities	35,524	10,940
Purchase of investment securities	(40,757)	(31,807)
Net cash used in investing activities	(5,540)	(24,651)
Cash flows from financing activities
Partnership distributions	(22,232)	(20,201)
Dividends paid	(142,878)	(113,933)
Payments under the tax receivable agreements	(29,197)	(27,898)
Taxes paid related to employee net share settlement	(8,964)	(6,831)
Capital contributions to consolidated investment products, net	80,369	29,087
Net cash used in financing activities	(122,902)	(139,776)
Net increase in cash and cash equivalents	80,374	58,476
Net cash impact of deconsolidation of CIPs	(36,988)	(3,996)
Cash and cash equivalents
Beginning of period	268,218	178,467
End of period	$311,604	$232,947

Cash and cash equivalents as of the end of the period
Cash and cash equivalents	$244,929	$195,416
Cash and cash equivalents of consolidated investment products	66,675	37,531
Cash and cash equivalents	$311,604	$232,947

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$717	$14,435
Establishment of amounts payable under tax receivable agreements	526	11,551
Increase in investment securities due to deconsolidation of CIPs	29,757	23,831
Operating lease assets obtained in exchange for operating lease liabilities	2,155	3,197
Settlement of franchise capital liability via transfer of investment securities	10,464	7,212

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2025, APAM held approximately 87% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of June 30, 2025, Artisan had a controlling financial interest in five sub-funds of Artisan Global Funds and three Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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
Note 3. Investment Securities
The disclosures below detail Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 6, “Variable Interest Entities and Consolidated Investment Products.”

	As of June 30, 2025	As of December 31, 2024
Seed investments in equity securities	$70,190	$66,349
Seed investments in equity securities accounted for under the equity method	1,767	7,964
Compensation plan investments in equity securities	158,452	127,430
Compensation plan investments in equity securities accounted for under the equity method	17,714	7,049
Total investment securities	$248,123	$208,792
Unrealized gain (loss) related to investment securities held on the dates indicated below were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) on investment securities held at the end of the period	$16,887	$2,173	$19,979	$8,101

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
The following provides the hierarchy of inputs used to derive the fair value of Artisan’s assets and liabilities that are financial instruments as of June 30, 2025 and December 31, 2024:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
June 30, 2025
Assets
Money market funds [1]	$216,917	$—	$216,917	$—	$—
Equity securities	248,123	18,678	229,445	—	—

December 31, 2024
Assets
Money market funds [1]	$177,433	$—	$177,433	$—	$—
Equity securities	208,792	14,324	194,468	—	—
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

Note 5. Borrowings
Artisan’s borrowings consist of the following as of June 30, 2025 and December 31, 2024:

	Maturity (1)	As of June 30, 2025	As of December 31, 2024	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	60,000	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Total gross borrowings		200,000	200,000
Debt issuance costs		(488)	(570)
Total borrowings		$199,512	$199,430
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $188.0 million as of June 30, 2025. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
On June 3, 2025, Artisan Partners Holdings LP agreed to issue $50 million of Series G Senior Notes in a private placement transaction on August 15, 2025, subject to the satisfaction of certain customary closing conditions. The proceeds, along with cash on hand, will be used to pay off the $60 million of Series D Senior Notes maturing on August 16, 2025. The Series G Notes will bear interest at a rate of 5.43% per annum and will mature on August 16, 2030. The financial covenants contained in the note purchase agreement are the same as the covenants contained in the Company’s existing note purchase agreements.
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of June 30, 2025, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.0 million for the three months ended June 30, 2025 and 2024 and $3.9 million for the six months ended June 30, 2025 and 2024.
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
As of June 30, 2025, Artisan is considered to have a controlling financial interest in five sub-funds of Artisan Global Funds and three Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $103.5 million.
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

During the six months ended June 30, 2025, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund as a result of third-party capital contributions and the Company’s redemption of a portion of its investment. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the six months ended June 30, 2025. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $29.8 million direct equity investment was reclassified from investment assets and investment liabilities of consolidated investment products to investment securities.
As of June 30, 2025, Artisan held direct equity investments of $19.5 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of June 30, 2025 and December 31, 2024:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2025
Assets
Money market funds	$41,673	$41,673	$—	$—
Equity securities - long position	137,333	137,333	—	—
Fixed income instruments - long position	97,609	—	91,194	6,415
Derivative assets	2,056	22	2,034	—
Repurchase agreements	848	—	848	—

Liabilities
Derivative liabilities	$1,192	$189	$1,003	$—
Reverse repurchase agreements	2,187	—	2,187	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Money market funds	$58,239	$58,239	$—	$—
Equity securities - long position	72,547	70,642	1,905	—
Fixed income instruments - long position	381,556	—	359,597	21,959
Derivative assets	934	237	697	—
Private equity	7,103	—	—	7,103

Liabilities
Fixed income instruments - short position	$7,013	$—	$7,013	$—
Derivative liabilities	516	—	516	—
Reverse repurchase agreements	251	—	251	—
CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of June 30, 2025	As of December 31, 2024
Net CIP assets included in the table above	$276,140	$512,599
Net CIP assets/(liabilities) not included in the table above	12,530	(88,191)
Total Net CIP assets	288,670	424,408
Less: redeemable noncontrolling interests	185,201	327,917
Artisan’s direct equity investment in CIPs	$103,469	$96,491
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2025, APAM held approximately 87% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2025, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2024	70,074,120	10,287,019	80,361,139	87%
Holdings Common Unit Exchanges (1)	51,500	(51,500)	—	—%
Issuance of APAM Restricted Shares (1)	429,511	—	429,511	—%
Delivery of Shares Underlying RSUs and PSUs (1)	106,125	—	106,125	—%
Restricted Share Award Net Share Settlement (1)	(187,311)	—	(187,311)	—%
Forfeitures from Employee Terminations (1)	(2,446)	—	(2,446)	—%
Balance at June 30, 2025	70,471,499	10,235,519	80,707,018	87%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Six Months Ended June 30,
	2025	2024
Additional paid-in capital	$(284)	$1,932
Noncontrolling interests - Artisan Partners Holdings	288	(1,902)
Accumulated other comprehensive income (loss)	(4)	(30)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.1 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.
Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of June 30, 2025 and December 31, 2024:

		Outstanding
	Authorized	As of June 30, 2025	As of December 31, 2024	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	70,471,499	70,074,120	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,221,063	1,574,068	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,014,456	8,712,951	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2025, Artisan’s employees held 5,063,867 restricted shares of Class A common stock and all 1,221,063 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2025 and 2024:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Quarterly	Class A Common	$0.68	$0.61	$1.52	$1.29
Special Annual	Class A Common	$—	$—	$0.50	$0.34

The following table summarizes APAM’s stock transactions for the six months ended June 30, 2025:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2024	80,361,139	70,074,120	1,574,068	8,712,951
Holdings Common Unit Exchanges	—	51,500	(51,500)	—
Restricted Share Award Grants	429,511	429,511	—	—
Restricted Share Award Net Share Settlement	(187,311)	(187,311)	—	—
Delivery of Shares Underlying RSUs and PSUs	106,125	106,125	—	—
Employee/Partner Terminations	(2,446)	(2,446)	(301,505)	301,505
Balance at June 30, 2025	80,707,018	70,471,499	1,221,063	9,014,456

(1) There were 378,968 and 395,965 restricted stock units outstanding at June 30, 2025 and December 31, 2024, respectively. In addition, there were 152,207 and 176,192 performance share units outstanding at June 30, 2025 and December 31, 2024, respectively. All 152,207 performance share units outstanding as of June 30, 2025 have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Holdings Partnership Distributions to Limited Partners	$15,854	$16,085	$22,232	$20,201
Holdings Partnership Distributions to APAM	100,637	97,919	143,555	124,031
Total Holdings Partnership Distributions	$116,491	$114,004	$165,787	$144,232
Distributions to limited partners are recorded as a reduction to consolidated stockholders’ equity, while distributions to APAM are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Management fees
Artisan Funds	$165,959	$157,202	$326,932	$310,204
Artisan Global Funds	13,596	13,008	27,369	25,468
Separate accounts and other (1)	103,194	100,587	205,595	199,447
Performance fees
Separate accounts and other (1)	—	21	—	50
Total revenues (2)	$282,749	$270,818	$559,896	$535,169
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

The following table presents the balances of receivables related to contracts with customers:

Customer	As of June 30, 2025	As of December 31, 2024
Artisan Funds	$9,526	$8,699
Artisan Global Funds	6,589	6,859
Separate accounts and other	88,009	98,144
Total receivables from contracts with customers	104,124	113,702
Non-customer receivables	12,879	4,965
Accounts receivable	$117,003	$118,667
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
Artisan had no other contract assets or liabilities from contracts with customers as of June 30, 2025 or December 31, 2024.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected. Non-customer receivables associated with redemptions of investments was $7.6 million and $3.6 million as of June 30, 2025 and December 31, 2024, respectively.

Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Salaries, incentive compensation and benefits (1)	$136,533	$129,365	$270,512	$258,463
Long-term cash incentive compensation expense	22,479	9,644	36,206	22,147
Restricted share-based award compensation expense	6,864	7,781	14,319	16,060
Long-term incentive compensation expense	29,343	17,425	50,525	38,207
Total compensation and benefits	$165,876	$146,790	$321,037	$296,670
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
Performance Share Units (PSUs). PSUs are generally subject to (i) a three-year service vesting condition, (ii) certain performance conditions related to the Company’s adjusted operating margin and total shareholder return compared to a peer group during a three-year performance period, and (iii) for one-half of the PSUs eligible to vest at the end of the performance period, a qualifying retirement condition. The number of shares of Class A common stock that are ultimately issued in connection with each PSU award depends upon the outcome of the performance, market and qualified retirement conditions. For the portion of a PSU award with a “performance condition” under ASC 718, expense was recognized over the service period if it was probable that the performance condition would be achieved. As of June 30, 2025, all outstanding PSUs had met the required performance conditions, but remain outstanding subject to meeting a qualifying retirement vesting condition.
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

Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,500,034 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) at June 30, 2025.
During the six months ended June 30, 2025, Artisan granted 429,511 restricted stock awards and 6,702 restricted stock units.

The following tables summarize the restricted share-based award activity for the six months ended June 30, 2025:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2025	$39.26	5,276,480
Granted	44.14	436,213
Forfeited	52.93	(2,446)
Vested	39.30	(530,138)
Unvested at June 30, 2025	$39.66	5,180,109

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2025	$37.86	176,192
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved (1)	29.40	47,970
Vested (1)	35.67	(71,955)
Unvested at June 30, 2025 (2)	$38.90	152,207
(1) During the six months ended June 30, 2025, the 95,940 PSUs granted in 2022 met the requisite three-year performance conditions for the potential delivery of 143,910 shares (47,970 additional shares for results achieved). 71,955 shares of Class A common stock underlying one-half of the total PSUs were delivered in the six months ended June 30, 2025, while the remaining 71,955 units remain subject to the qualified retirement provision.

(2)At June 30, 2025, all 152,207 outstanding PSUs have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of June 30, 2025 was $57.3 million with a weighted average recognition period of 2.7 years remaining. The unrecognized compensation expense for the unvested PSUs as of June 30, 2025 was $0.7 million with a weighted average recognition period of 1.2 years remaining.
During the six months ended June 30, 2025, the Company withheld a total of 208,156 restricted shares and paid a total of $9.0 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the six months ended June 30, 2025, Artisan granted $46.8 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 12 or 18 months. Because the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed.

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

The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statement of Operations Section	Statement of Operations Line Item	2025	2024	2025	2024
Operating expenses (benefit)	Compensation and benefits	$9,925	$666	$12,437	$4,591
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	15,919	(586)	17,996	9,028
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	2,468	291	2,980	1,122
The unrecognized compensation expense for the unvested franchise capital awards as of June 30, 2025 was $131.1 million with a weighted average recognition period of 2.5 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the six months ended June 30, 2025, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
APAM’s effective tax rate was 20.6% and 20.5% for the six months ended June 30, 2025 and 2024, respectively.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Current:
Federal	$8,829	$6,674	$15,765	$13,740
State and local	2,513	1,980	4,613	4,001
Foreign	193	258	348	499
Total	11,535	8,912	20,726	18,240
Deferred:
Federal	11,330	8,354	20,526	19,098
State and local	1,996	1,472	3,616	3,365
Total	13,326	9,826	24,142	22,463
Income tax expense (benefit)	$24,861	$18,738	$44,868	$40,703
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2025, is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2024	$354,773	$341,461
2025 Holdings Common Unit Exchanges	619	527
Amortization	(23,860)	—
Payments under TRAs	—	(29,197)
June 30, 2025	$331,532	$312,791
Net deferred tax assets comprise the following:

	As of June 30, 2025	As of December 31, 2024
Deferred tax assets:
Amortizable basis (1)	$331,532	$354,773
Other (2)	54,429	54,613
Total deferred tax assets	385,961	409,386
Less: valuation allowance (3)	—	—
Net deferred tax assets	$385,961	$409,386

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company’s gross liability for unrecognized tax benefits was $1.8 million as of June 30, 2025 and December 31, 2024. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $0.2 million as of June 30, 2025 and December 31, 2024. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2025, U.S. federal income tax returns filed for the years 2021 through 2023 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2020 to 2023.
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
The computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2025	2024	2025	2024
Numerator:
Net income attributable to APAM	$67,555	$57,574	$128,694	$117,055
Less: Allocation to participating securities	5,974	5,435	11,886	9,760
Net income available to common stockholders	$61,581	$52,139	$116,808	$107,295
Denominator:
Basic weighted average shares outstanding	65,645,108	64,960,740	65,509,947	64,640,358
Dilutive effect of nonparticipating share-based awards	—	37,759	—	36,515
Diluted weighted average shares outstanding	65,645,108	64,998,499	65,509,947	64,676,873
Earnings per share - Basic	$0.94	$0.80	$1.78	$1.66
Earnings per share - Diluted	$0.94	$0.80	$1.78	$1.66
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2025	2024	2025	2024
Holdings limited partnership units	10,235,519	10,468,232	10,254,947	10,685,799
Unvested restricted share-based awards	5,366,155	5,519,516	5,379,080	5,496,352
Total	15,601,674	15,987,748	15,634,027	16,182,151
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
Note 14. Related Party Transactions
Several of the current executive officers and directors of APAM or entities associated with those individuals, are limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At June 30, 2025 and December 31, 2024, accounts receivable included $3.9 million and nil, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Funds	2025	2024	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$166,265	$157,689	$327,758	$311,001
Expense reimbursements	$306	$487	$826	$797
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

Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Global Funds	2025	2024	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$13,751	$13,110	$27,672	$25,719
Elimination of fees from consolidated investment products (1)	(131)	(95)	(255)	(218)
Consolidated investment advisory fees (Gross of expense reimbursements)	$13,620	$13,015	$27,417	$25,501

Expense reimbursements	$163	$142	$309	$331
Elimination of expense reimbursements from consolidated investment products (1)	(139)	(135)	(261)	(298)
Consolidated expense reimbursements	$24	$7	$48	$33
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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Private Funds	2025	2024	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$2,989	$2,308	$6,018	$4,633
Elimination of fees from consolidated investment products (1)	(128)	(385)	(224)	(738)
Consolidated investment advisory fees (Gross of expense reimbursements)	$2,861	$1,923	$5,794	$3,895

Expense reimbursements	$122	$72	$252	$138
Elimination of expense reimbursements from consolidated investment products (1)	(62)	(20)	(114)	(40)
Consolidated expense reimbursements	$60	$52	$138	$98
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 15. Segment Information
Artisan operates as one segment in the investment management business. The Company’s Chief Operating Decision Maker (the “CODM”) is its Chief Executive Officer and President, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. The CODM uses consolidated Net Income attributable to Artisan Partners Asset Management, Inc. as presented within the Consolidated Statements of Operations (“net income”), among other consolidated metrics, to evaluate segment performance. Based on net income, as well as the other metrics, the CODM considers whether to use profits to invest in growth initiatives or return cash to shareholders through dividends while assessing the level of resources available through review of “Total assets” as presented within the consolidated statements of financial condition. The

CODM reviews significant segment expenses at a level consistent with that presented in the Consolidated Statements of Operations with the exception of Compensation and Benefits which is reviewed at a more disaggregated level as presented in the table below for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Salaries	$25,441	$24,714	$50,924	$49,073
Incentive compensation	96,523	92,848	189,933	182,752
Benefits and payroll taxes	14,569	11,803	29,655	26,638
Long-term incentive compensation (1)	19,418	16,759	38,088	33,616
Market valuation changes in compensation plans	9,925	666	12,437	4,591
Total compensation and benefits	$165,876	$146,790	$321,037	$296,670
(1) Excluding market valuation changes
Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective July 29, 2025, a distribution by Artisan Partners Holdings of $45.1 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective July 29, 2025, a quarterly dividend of $0.73 per share of Class A common stock. The APAM dividend is payable on August 29, 2025, to stockholders of record as of August 15, 2025.
Tax legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes amendments to Internal Revenue Code Section 162(m) related to executive compensation deduction limitation rules, which expand the affiliated entities and employees that are taken into account in determining covered employees that are subject to that limitation. The changes are effective for the Company starting in the year ending December 31, 2027. The Company is still evaluating the impacts of the OBBBA, but currently estimates a reduction in deferred tax assets of approximately $10 million in the three months ending September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are an investment management firm focused on providing high-value added, active investment strategies for sophisticated clients around the world. As of June 30, 2025, our 11 autonomous investment teams managed a total of 26 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of June 30, 2025, approximately 74% of our assets under management (AUM) were managed for clients and investors domiciled in the U.S. and 26% of our AUM were managed for clients and investors domiciled outside of the U.S.
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
Over shorter time periods, changes in our business and financial results are largely driven by market conditions and fluctuations in our AUM that may not necessarily be the result of our long-term investment performance or the long-term demand for our strategies. For this reason, we expect that our business and financial results will fluctuate over time.
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
Financial highlights for the quarter included the following:
•During the three months ended June 30, 2025, our AUM increased to $175.5 billion, an increase of $13.1 billion, or 8%, compared to $162.4 billion at March 31, 2025, primarily due to $15.2 billion of market appreciation, partially offset by $1.9 billion of net client cash outflows and $0.2 billion of Artisan Funds’ distributions not reinvested.
•Average AUM for the three months ended June 30, 2025 was $166.8 billion, an increase of less than 1% from the average of $166.7 billion for the three months ended March 31, 2025, and an increase of 5% from the average of $158.6 billion for the three months ended June 30, 2024.
•We earned $282.8 million in revenue for the three months ended June 30, 2025, an increase of 4% from revenues of $270.8 million for the three months ended June 30, 2024.
•Our GAAP operating margin was 28.2% for the three months ended June 30, 2025, compared to 32.0% for the three months ended June 30, 2024. Adjusted operating margin was 31.7% for the three months ended June 30, 2025, compared to 32.2% for the three months ended June 30, 2024.
•We generated $0.94 of earnings per basic and diluted share and $0.83 of adjusted EPS.
•We declared and distributed dividends of $0.68 per share of Class A common stock during the three months ended June 30, 2025.
•We declared, effective July 29, 2025, a quarterly dividend with respect to the three months ended June 30, 2025, of $0.73 per share of Class A common stock.

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
Limited partners of Holdings, some of whom are employees, held approximately 13% of the equity interests in Holdings as of June 30, 2025. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the six months ended June 30, 2025, certain limited partners of Holdings exchanged 51,500 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 51,500 shares of Class A common stock. In connection with the exchanges, APAM received 51,500 GP units of Holdings increasing its ownership interest in Holdings.
APAM’s equity ownership interest in Holdings was 87% at June 30, 2025 and December 31, 2024.
Financial Overview
Economic Environment
Economic uncertainty and volatility in global financial markets impact the value of our AUM. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM due to changes in the economic environment and financial markets will result in corresponding fluctuations in our revenue and earnings.
The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
S&P 500 total returns	10.9%	4.3%	6.2%	15.3%
MSCI All Country World total returns	11.5%	2.9%	10.0%	11.3%
MSCI EAFE total returns	11.8%	(0.4)%	19.4%	5.3%
Russell Midcap® total returns	8.5%	(3.3)%	4.8%	5.0%
MSCI Emerging Markets Index	12.0%	5.0%	15.3%	7.5%
ICE BofA US High Yield Index	3.6%	1.1%	4.5%	2.6%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024

	(unaudited; dollars in millions)
Assets under management at period end	$175,545		$158,887		$175,545		$158,887
Average assets under management (1)	$166,774		$158,579		$166,782		$156,347
Net client cash flows (2)	$(1,863)		$(1,610)		$(4,703)		$(2,132)
Total revenues	$282.8		$270.8		$559.9		$535.2
Weighted average management fee (3)	68.1	bps	68.8	bps	67.8	bps	69.0	bps
Operating margin	28.2%		32.0%		29.7%		30.7%
Adjusted operating margin (4)	31.7%		32.2%		31.9%		31.6%
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

The table below sets forth changes in our total AUM:

	For the Three Months Ended June 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Beginning assets under management	$162,390	$160,384	$2,006	1.3%
Gross client cash inflows	6,233	5,604	629	11.2%
Gross client cash outflows	(8,096)	(7,214)	(882)	(12.2)%
Net client cash flows	(1,863)	(1,610)	(253)	(15.7)%
Artisan Funds’ distributions not reinvested (1)	(194)	(91)	(103)	(113.2)%
Investment returns and other (2)	15,212	204	15,008	7,356.9%
Ending assets under management	$175,545	$158,887	$16,658	10.5%
Average assets under management	$166,774	$158,579	$8,195	5.2%

	For the Six Months Ended June 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Beginning assets under management	$161,208	$150,167	$11,041	7.4%
Gross client cash inflows	13,247	11,790	1,457	12.4%
Gross client cash outflows	(17,950)	(13,922)	(4,028)	(28.9)%
Net client cash flows	(4,703)	(2,132)	(2,571)	(120.6)%
Artisan Funds’ distributions not reinvested (1)	(310)	(176)	(134)	(76.1)%
Investment returns and other (2)	19,350	11,028	8,322	75.5%
Ending assets under management	$175,545	$158,887	$16,658	10.5%
Average assets under management	$166,782	$156,347	$10,435	6.7%

(1) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(2) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
During the quarter, our AUM increased by $13.1 billion, primarily due to $15.2 billion of market appreciation, partially offset by $1.9 billion of net client cash outflows and $0.2 billion of Artisan Funds’ distributions that were not reinvested in the funds. For the quarter, 14 of 27 investment strategies (inclusive of China Post-Venture) had net outflows totaling $3.0 billion, which were partially offset by $1.1 billion of net inflows from the remaining strategies.
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
The unaudited table on the following page sets forth the average annual total returns (gross of fees) for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2025. Returns for periods less than one year are not annualized.

								Average Annual Value-Added[3] Since Inception (bps)
	Composite Inception	Strategy AUM [1]	Average Annual Total Returns (Gross) (%)[2]
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$20,065	10.02%	16.36%	9.67%	11.97%	11.13%	401
MSCI All Country World Index			16.17%	17.33%	13.64%	9.99%	7.12%
Global Discovery Strategy	9/1/2017	$1,885	19.14%	16.08%	10.10%	---	13.66%	603
MSCI All Country World Small Mid Cap Index			16.17%	13.09%	11.29%	---	7.63%
U.S. Mid-Cap Growth Strategy	4/1/1997	$11,118	15.38%	13.67%	7.29%	10.84%	14.26%	410
Russell® Midcap Index			15.21%	14.32%	13.10%	9.88%	10.30%
Russell® Midcap Growth Index			26.49%	21.44%	12.65%	12.11%	10.16%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,841	7.02%	11.32%	2.71%	9.51%	10.29%	266
Russell® 2000 Index			7.68%	9.99%	10.03%	7.12%	8.71%
Russell® 2000 Growth Index			9.73%	12.37%	7.41%	7.13%	7.63%
Franchise Strategy	10/1/2024	$839	---	---	---	---	12.30%	334
MSCI All Country World Index			---	---	---	---	8.96%
Global Equity Team
Global Equity Strategy	4/1/2010	$388	38.69%	25.30%	13.65%	12.37%	13.30%	379
MSCI All Country World Index			16.17%	17.33%	13.64%	9.99%	9.51%
Non-U.S. Growth Strategy	1/1/1996	$14,773	31.55%	21.06%	11.72%	7.95%	10.13%	471
MSCI EAFE Index			17.73%	15.95%	11.15%	6.50%	5.42%
U.S. Value Team
Value Equity Strategy	7/1/2005	$5,203	15.19%	17.90%	18.07%	11.78%	9.81%	170
Russell® 1000 Index			15.66%	19.57%	16.29%	13.34%	10.70%
Russell® 1000 Value Index			13.70%	12.75%	13.92%	9.18%	8.11%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,546	4.64%	9.00%	12.87%	7.68%	11.58%	212
Russell® Midcap Index			15.21%	14.32%	13.10%	9.88%	9.64%
Russell® Midcap Value Index			11.53%	11.33%	13.70%	8.39%	9.46%
Value Income Strategy	3/1/2022	$16	12.76%	10.50%	---	---	5.85%	(691)
S&P 500 Index			15.16%	19.69%	---	---	12.76%
International Value Group
International Value Strategy	7/1/2002	$50,062	13.32%	17.39%	16.46%	9.52%	11.82%	522
MSCI EAFE Index			17.73%	15.95%	11.15%	6.50%	6.60%
International Explorer Strategy	11/1/2020	$788	19.58%	16.25%	---	---	16.50%	668
MSCI All Country World Index Ex USA Small Cap			18.34%	13.45%	---	---	9.82%
Global Special Situations Strategy	4/1/2025	$21	---	---	---	---	2.62%	158
ICE BofA 3-month Treasury Bill Index			---	---	---	---	1.04%
Global Value Team
Global Value Strategy	7/1/2007	$32,569	21.45%	20.50%	17.94%	10.65%	9.72%	293
MSCI All Country World Index			16.17%	17.33%	13.64%	9.99%	6.79%
Select Equity Strategy	3/1/2020	$337	19.81%	20.12%	16.73%	---	14.39%	(232)
S&P 500 Index			15.16%	19.69%	16.63%	---	16.71%
Sustainable Emerging Markets (“SEM”) Team
Sustainable Emerging Markets Strategy	7/1/2006	$2,047	22.57%	15.19%	8.99%	7.77%	6.21%	110
MSCI Emerging Markets Index			15.29%	9.69%	6.80%	4.81%	5.11%
Credit Team
High Income Strategy	4/1/2014	$12,689	11.83%	10.98%	8.43%	7.50%	7.31%	244
ICE BofA US High Yield Index			10.24%	9.84%	6.00%	5.29%	4.87%
Credit Opportunities Strategy	7/1/2017	$319	16.11%	15.83%	17.28%	---	13.70%	1,115
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			4.93%	4.66%	2.83%	---	2.55%
Floating Rate Strategy	1/1/2022	$88	8.53%	10.35%	---	---	7.40%	67
S&P UBS Leveraged Loan Index			7.50%	9.53%	---	---	6.73%
Developing World Team
Developing World Strategy	7/1/2015	$4,784	30.19%	24.66%	9.22%	12.75%	12.75%	794
MSCI Emerging Markets Index			15.29%	9.69%	6.80%	4.81%	4.81%

Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,272	30.00%	22.12%	16.87%	---	19.83%	548
S&P 500 Index			15.16%	19.69%	16.63%	---	14.35%
Antero Peak Hedge Strategy	11/1/2017	$268	26.42%	18.88%	13.87%	---	14.59%	54
S&P 500 Index			15.16%	19.69%	16.63%	---	14.05%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$5,856	15.05%	11.33%	7.20%	---	11.02%	214
MSCI All Country World Index Ex USA Small Mid Cap			20.65%	13.93%	10.22%	---	8.88%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$965	10.42%	11.78%	---	---	10.67%	644
ICE BofA 3-month Treasury Bill Index			4.68%	4.56%	---	---	4.23%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$1,133	14.26%	14.76%	---	---	13.08%	647
J.P. Morgan EMB Hard Currency/Local Currency 50-50			11.38%	8.39%	---	---	6.61%
Emerging Markets Local Opportunities Strategy	8/1/2022	$1,673	18.66%	---	---	---	12.06%	345
J.P. Morgan GBI-EM Global Diversified Index			13.81%	---	---	---	8.61%

Total Assets Under Management		$175,545

1 AUM for Artisan Sustainable Emerging Markets and U.S. Mid-Cap Growth strategies includes $115.4 million in aggregate for which Artisan Partners provides non-discretionary model portfolios to managed account sponsors (reported on a lag not exceeding one quarter).

2 We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts, which represented approximately 16% of our assets under management at June 30, 2025, are maintained in separate composites, which are not presented in these materials). Returns for periods less than one year are not annualized.

[3] Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
June 30, 2025		(unaudited; in millions)
Beginning assets under management	$34,669	$13,442	$7,540	$47,486	$30,256	$1,625	$12,434	$4,147	$2,121	$5,353	$3,317	$162,390
Gross client cash inflows	770	220	65	2,297	886	202	1,027	196	147	110	313	6,233
Gross client cash outflows	(2,714)	(763)	(134)	(1,883)	(1,008)	(56)	(729)	(175)	(146)	(447)	(41)	(8,096)
Net client cash flows	(1,944)	(543)	(69)	414	(122)	146	298	21	1	(337)	272	(1,863)
Artisan Funds’ distributions not reinvested (1)	—	—	—	(101)	—	—	(91)	—	—	—	(2)	(194)
Investment returns and other	4,023	2,262	294	3,072	2,772	276	455	616	418	840	184	15,212
Ending assets under management	$36,748	$15,161	$7,765	$50,871	$32,906	$2,047	$13,096	$4,784	$2,540	$5,856	$3,771	$175,545
Average assets under management	$34,785	$14,272	$7,372	$49,017	$31,191	$1,769	$12,559	$4,452	$2,261	$5,518	$3,578	$166,774
June 30, 2024
Beginning assets under management	$41,311	$14,259	$7,519	$43,262	$27,645	$1,042	$10,640	$3,837	$2,245	$7,390	$1,234	$160,384
Gross client cash inflows	706	216	129	1,446	588	846	1,047	157	127	194	148	5,604
Gross client cash outflows	(2,470)	(808)	(137)	(1,661)	(852)	(43)	(560)	(180)	(225)	(274)	(4)	(7,214)
Net client cash flows	(1,764)	(592)	(8)	(215)	(264)	803	487	(23)	(98)	(80)	144	(1,610)
Artisan Funds’ distributions not reinvested (1)	—	—	—	—	—	—	(91)	—	—	—	—	(91)
Investment returns and other	(630)	(172)	(245)	698	412	12	129	183	89	(268)	(4)	204
Ending assets under management	$38,917	$13,495	$7,266	$43,745	$27,793	$1,857	$11,165	$3,997	$2,236	$7,042	$1,374	$158,887
Average assets under management	$39,539	$13,727	$7,273	$43,749	$27,794	$1,088	$10,850	$3,890	$2,245	$7,095	$1,329	$158,579

(1) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

	By Investment Team
Six Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
June 30, 2025		(unaudited; in millions)
Beginning assets under management	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$161,208
Gross client cash inflows	2,055	401	130	5,205	1,493	291	2,050	414	244	264	700	13,247
Gross client cash outflows	(5,623)	(1,597)	(337)	(3,869)	(2,543)	(130)	(1,304)	(412)	(294)	(1,717)	(124)	(17,950)
Net client cash flows	(3,568)	(1,196)	(207)	1,336	(1,050)	161	746	2	(50)	(1,453)	576	(4,703)
Artisan Funds’ distributions not reinvested (1)	—	—	—	(125)	—	—	(182)	—	—	—	(3)	(310)
Investment returns and other	1,871	3,423	375	5,365	5,277	334	590	682	379	765	289	19,350
Ending assets under management	$36,748	$15,161	$7,765	$50,871	$32,906	$2,047	$13,096	$4,784	$2,540	$5,856	$3,771	$175,545
Average assets under management	$36,731	$13,994	$7,535	$47,765	$30,793	$1,692	$12,406	$4,371	$2,261	$5,890	$3,344	$166,782
June 30, 2024
Beginning assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Gross client cash inflows	1,601	348	267	3,356	1,381	969	2,399	345	219	397	508	11,790
Gross client cash outflows	(4,583)	(1,714)	(343)	(3,206)	(1,575)	(87)	(1,028)	(370)	(492)	(517)	(7)	(13,922)
Net client cash flows	(2,982)	(1,366)	(76)	150	(194)	882	1,371	(25)	(273)	(120)	501	(2,132)
Artisan Funds’ distributions not reinvested (1)	—	—	—	—	—	—	(176)	—	—	—	—	(176)
Investment returns and other	3,353	1,136	285	2,586	2,317	58	287	569	408	11	18	11,028
Ending assets under management	$38,917	$13,495	$7,266	$43,745	$27,793	$1,857	$11,165	$3,997	$2,236	$7,042	$1,374	$158,887
Average assets under management	$39,624	$13,806	$7,223	$42,794	$27,119	$1,026	$10,492	$3,758	$2,235	$7,128	$1,142	$156,347

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
The table below sets forth our AUM by distribution channel:

	As of June 30, 2025		As of June 30, 2024
	$ in Millions	% of Total	$ in Millions	% of Total
Distribution Channel (1)	(unaudited)		(unaudited)
Intermediated Wealth (2)	$105,702	60.2%	$91,526	57.6%
Institutional (2)	69,843	39.8%	67,361	42.4%
Ending Assets Under Management	$175,545	100.0%	$158,887	100.0%

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

Our institutional channel includes AUM sourced from defined contribution plan clients, which made up approximately 7% of our total AUM as of June 30, 2025.

The following tables set forth the changes in our AUM by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2025	(unaudited; in millions)
Beginning assets under management	$79,220	$83,170	$162,390
Gross client cash inflows	4,467	1,766	6,233
Gross client cash outflows	(4,648)	(3,448)	(8,096)
Net client cash flows	(181)	(1,682)	(1,863)
Artisan Funds’ distributions not reinvested (2)	(194)	—	(194)
Investment returns and other	6,781	8,431	15,212
Net transfers (3)	—	—	—
Ending assets under management	$85,626	$89,919	$175,545
Average assets under management	$81,406	$85,368	$166,774
June 30, 2024
Beginning assets under management	$77,414	$82,970	$160,384
Gross client cash inflows	3,377	2,227	5,604
Gross client cash outflows	(4,007)	(3,207)	(7,214)
Net client cash flows	(630)	(980)	(1,610)
Artisan Funds’ distributions not reinvested (2)	(91)	—	(91)
Investment returns and other	292	(88)	204
Net transfers (3)	—	—	—
Ending assets under management	$76,985	$81,902	$158,887
Average assets under management	$77,008	$81,571	$158,579

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

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2025	(unaudited; in millions)
Beginning assets under management	$77,614	$83,594	$161,208
Gross client cash inflows	9,486	3,761	13,247
Gross client cash outflows	(10,236)	(7,714)	(17,950)
Net client cash flows	(750)	(3,953)	(4,703)
Artisan Funds’ distributions not reinvested (2)	(310)	—	(310)
Investment returns and other	9,099	10,251	19,350
Net transfers (3)	(27)	27	—
Ending assets under management	$85,626	$89,919	$175,545
Average assets under management	$80,938	$85,844	$166,782
June 30, 2024
Beginning assets under management	$72,763	$77,404	$150,167
Gross client cash inflows	8,007	3,783	11,790
Gross client cash outflows	(8,389)	(5,533)	(13,922)
Net client cash flows	(382)	(1,750)	(2,132)
Artisan Funds’ distributions not reinvested (2)	(176)	—	(176)
Investment returns and other	4,780	6,248	11,028
Net transfers (3)	—	—	—
Ending assets under management	$76,985	$81,902	$158,887
Average assets under management	$75,790	$80,557	$156,347

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

The following table sets forth our AUM by asset class:

Three Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
June 30, 2025	(unaudited; in millions)
Beginning assets under management	$144,401	$14,586	$3,403	$162,390
Gross client cash inflows	4,726	1,221	286	6,233
Gross client cash outflows	(7,058)	(755)	(283)	(8,096)
Net client cash flows	(2,332)	466	3	(1,863)
Artisan Funds’ distributions not reinvested (2)	(101)	(92)	(1)	(194)
Investment returns and other	14,149	623	440	15,212
Ending assets under management	$156,117	$15,583	$3,845	$175,545
Average assets under management	$148,244	$14,908	$3,622	$166,774
June 30, 2024
Beginning assets under management	$146,105	$11,048	$3,231	$160,384
Gross client cash inflows	4,282	1,155	167	5,604
Gross client cash outflows	(6,420)	(559)	(235)	(7,214)
Net client cash flows	(2,138)	596	(68)	(1,610)
Artisan Funds’ distributions not reinvested (2)	—	(91)	—	(91)
Investment returns and other	(25)	117	112	204
Ending assets under management	$143,942	$11,670	$3,275	$158,887
Average assets under management	$143,986	$11,322	$3,271	$158,579

Six Months Ended	Equity (1)	Fixed Income (1)	Alternative (1)	Total
June 30, 2025	(unaudited; in millions)
Beginning assets under management	$143,969	$13,877	$3,362	$161,208
Gross client cash inflows	10,226	2,432	589	13,247
Gross client cash outflows	(16,044)	(1,383)	(523)	(17,950)
Net client cash flows	(5,818)	1,049	66	(4,703)
Artisan Funds’ distributions not reinvested (2)	(125)	(183)	(2)	(310)
Investment returns and other	18,091	840	419	19,350
Ending assets under management	$156,117	$15,583	$3,845	$175,545
Average assets under management	$148,618	$14,590	$3,574	$166,782
June 30, 2024
Beginning assets under management	$137,367	$10,011	$2,789	$150,167
Gross client cash inflows	8,659	2,597	534	11,790
Gross client cash outflows	(12,388)	(1,026)	(508)	(13,922)
Net client cash flows	(3,729)	1,571	26	(2,132)
Artisan Funds’ distributions not reinvested (2)	—	(176)	—	(176)
Investment returns and other	10,304	264	460	11,028
Ending assets under management	$143,942	$11,670	$3,275	$158,887
Average assets under management	$142,314	$10,902	$3,131	$156,347

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

Results of Operations
Three months ended June 30, 2025, compared to three months ended June 30, 2024

	For the Three Months Ended June 30,		For the Period-to-Period
	2025	2024	$	%

Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues
Management fees	$282.8	$270.7	$12.1	4%
Performance fees	—	0.1	(0.1)	(100)%
Total revenues	282.8	270.8	12.0	4%
Operating Expenses
Total compensation and benefits	165.8	146.8	19.0	13%
Other operating expenses	37.2	37.4	(0.2)	(1)%
Total operating expenses	203.0	184.2	18.8	10%
Total operating income	79.8	86.6	(6.8)	(8)%
Non-operating income (expense)
Interest expense	(2.1)	(2.2)	0.1	5%
Other non-operating income (expense)	43.2	5.6	37.6	671%
Total non-operating income (expense)	41.1	3.4	37.7	1,109%
Income before income taxes	120.9	90.0	30.9	34%
Provision for income taxes	24.9	18.7	6.2	33%
Net income before noncontrolling interests	96.0	71.3	24.7	35%
Less: Noncontrolling interests - Artisan Partners Holdings	13.4	11.5	1.9	17%
Less: Noncontrolling interests - consolidated investment products	15.0	2.2	12.8	582%
Net income attributable to Artisan Partners Asset Management Inc.	$67.6	$57.6	$10.0	17%
Share Data
Basic earnings per share	$0.94	$0.80
Diluted earnings per share	$0.94	$0.80
Basic weighted average number of common shares outstanding	65,645,108	64,960,740
Diluted weighted average number of common shares outstanding	65,645,108	64,998,499
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $175.5 billion of AUM as of June 30, 2025 have performance fee billing arrangements.

The increase in revenues of $12.0 million, or 4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was driven primarily by a $8.2 billion, or 5% increase in our average AUM. The weighted average investment management fee, which excludes performance fees, was 68.1 basis points for the three months ended June 30, 2025, compared to 68.8 basis points for the three months ended June 30, 2024. The decrease in the weighted average investment management fee was due in part to amendments of certain investment management agreements as well as an increase in the AUM weighting of fixed income strategies with lower fee rates.

The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2025	2024	2025	2024

	(unaudited; dollars in millions)
Investment advisory fees	$103.2	$100.6	$179.6	$170.2
Weighted average management fee (2)	48.5 bps	49.6 bps	88.6 bps	88.7 bps
Percentage of ending AUM	51%	52%	49%	48%
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
Operating Expenses
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$136.5	$129.4	$7.1	5%
Long-term incentive compensation awards	29.3	17.4	11.9	68%
Total compensation and benefits	$165.8	$146.8	$19.0	13%
(1) Excluding long-term incentive compensation awards
The increase in compensation and benefits is primarily driven by an increase in long-term incentive compensation costs of $11.9 million, which includes a $9.3 million increase as a result of market valuation changes. Salaries, short-term incentive compensation and benefits increased 5% due to a $3.7 million increase in incentive compensation driven by higher revenues and a $2.3 million increase in employee separation costs, primarily those associated with the winding down of our China Post Venture strategy as of June 30, 2025.
Total compensation and benefits was 59% and 54% of our revenues for the three months ended June 30, 2025 and 2024, respectively.
Other operating expenses
Other operating expenses decreased $0.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a decrease in general and administrative costs.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended June 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Interest expense	$(2.1)	$(2.2)	$0.1	5%
Interest income on cash and cash equivalents and other	1.9	2.1	$(0.2)	(10)%
Net investment gain (loss) of consolidated investment products	22.7	3.3	19.4	588%
Net investment gain (loss) on nonconsolidated seed investments	2.7	0.8	1.9	238%
Net investment gain (loss) on nonconsolidated franchise capital investments	15.9	(0.6)	16.5	2,750%
Total non-operating income (expense)	$41.1	$3.4	$37.7	1,109%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $37.8 million in the aggregate for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, predominately due to market conditions.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2025 and 2024 was 20.6% and 20.8%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended June 30, 2025 and 2024. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
As a result of the changes to the IRC Section 162(m) executive compensation deduction limitation rules within the OBBBA, we estimate that our GAAP and adjusted effective tax rates will increase 1% to 3% beginning in 2027 compared to estimates before the legislation was enacted.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, as a result of equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

Six months ended June 30, 2025, compared to Six months ended June 30, 2024

	For the Six Months Ended June 30,		Period-to-Period
	2025	2024	$	%

Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues
Management fees	$559.9	$535.1	$24.8	5%
Performance fees	—	0.1	(0.1)	(100)%
Total revenues	559.9	535.2	24.7	5%
Operating Expenses
Total compensation and benefits	321.0	296.7	24.3	8%
Other operating expenses	72.6	74.2	(1.6)	(2)%
Total operating expenses	393.6	370.9	22.7	6%
Total operating income	166.3	164.3	2.0	1%
Non-operating income (expense)
Interest expense	(4.2)	(4.3)	0.1	2%
Other non-operating income (expense)	56.1	38.7	17.4	45%
Total non-operating income (expense)	51.9	34.4	17.5	51%
Income before income taxes	218.2	198.7	19.5	10%
Provision for income taxes	44.9	40.7	4.2	10%
Net income before noncontrolling interests	173.3	158.0	15.3	10%
Less: Noncontrolling interests - Artisan Partners Holdings	25.3	24.4	0.9	4%
Less: Noncontrolling interests - consolidated investment products	19.3	16.5	2.8	17%
Net income attributable to Artisan Partners Asset Management Inc.	$128.7	$117.1	$11.6	10%
Share Data
Basic earnings per share	$1.78	$1.66
Diluted earnings per share	$1.78	$1.66
Basic weighted average number of common shares outstanding	65,509,947	64,640,358
Diluted weighted average number of common shares outstanding	65,509,947	64,676,873
Investment Advisory Revenues
The increase in revenues of $24.7 million, or 5%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was driven primarily by a $10.4 billion, or 7%, increase in our average AUM. The weighted average management fee, which excludes performance fees, was 67.8 basis points for the six months ended June 30, 2025, compared to 69.0 basis points for the six months ended June 30, 2024. The decrease in the weighted average investment management fee was due in part to amendments of certain investment management agreements as well as an increase in the AUM weighting of fixed income strategies with lower fee rates.

The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicles. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2025	2024	2025	2024

	(unaudited; dollars in millions)
Investment advisory fees	$205.6	$199.5	$354.3	$335.7
Weighted average management fee (2)	48.4 bps	49.8 bps	88.4 bps	88.9 bps
Percentage of ending AUM	51%	52%	49%	48%
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
Operating Expenses
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$270.5	$258.5	$12.0	5%
Long-term incentive compensation awards	50.5	38.2	12.3	32%
Total compensation and benefits	$321.0	$296.7	$24.3	8%
(1) Excluding long-term incentive compensation awards
The increase in compensation and benefits was primarily due to a $12.3 million increase in long-term incentive compensation which includes a $7.8 million increase as a result of market valuation changes. Salaries, short-term incentive compensation and benefits increased 5% due to a $7.2 million increase in incentive compensation driven by higher revenues, and a $2.1 million increase in employee separation costs, primarily associated with the winding down of our China Post-Venture strategy as of June 30, 2025.

Total compensation and benefits was 57% and 55% of our revenues for the six months ended June 30, 2025, and 2024, respectively.
Other operating expenses
Other operating expenses decreased $1.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease in general and administrative costs.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Six Months Ended June 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Interest expense	$(4.2)	$(4.3)	$0.1	2%
Interest income on cash and cash equivalents and other	3.9	3.9	$—	—%
Net investment gain (loss) of consolidated investment products	29.8	22.5	7.3	32%
Net investment gain (loss) on nonconsolidated seed investments	4.4	3.3	1.1	33%
Net investment gain (loss) on nonconsolidated franchise capital investments	18.0	9.0	9.0	100%
Total non-operating income (expense)	$51.9	$34.4	$17.5	51%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $17.4 million in the aggregate for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, predominately due to market conditions.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 20.6% and 20.5% for the six months ended June 30, 2025 and 2024, respectively.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the six months ended June 30, 2025 and 2024. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, as a result of Holdings’ unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

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
Non-recurring expenses represents non-recurring professional fees that are not reflective of core operations.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Reconciliation of non-GAAP financial measures:	(unaudited; in millions, except per share data)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$67.6	$57.6	$128.7	$117.1
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	13.4	11.5	25.3	24.4
Add back: Provision for income taxes	24.9	18.7	44.9	40.7
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	9.8	0.7	12.3	4.6
Add back: Net investment (gain) loss of investment products attributable to APAM	(26.1)	(0.8)	(32.6)	(17.3)
Less: Adjusted provision for income taxes	22.1	21.7	44.1	41.9
Adjusted net income (Non-GAAP)	$67.5	$66.0	$134.5	$127.6

Average shares outstanding
Class A common shares	65.6	65.0	65.5	64.6
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.4	5.6	5.4	5.6
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.2	10.4	10.3	10.7
Adjusted shares	81.2	81.0	81.2	80.9

Basic earnings per share (GAAP)	$0.94	$0.80	$1.78	$1.66
Diluted earnings per share (GAAP)	$0.94	$0.80	$1.78	$1.66
Adjusted net income per adjusted share (Non-GAAP)	$0.83	$0.82	$1.66	$1.58

Operating income (GAAP)	$79.8	$86.6	$166.3	$164.3
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	9.8	0.7	12.3	4.6
Adjusted operating income (Non-GAAP)	$89.6	$87.3	$178.6	$168.9

Operating margin (GAAP)	28.2%	32.0%	29.7%	30.7%
Adjusted operating margin (Non-GAAP)	31.7%	32.2%	31.9%	31.6%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$67.6	$57.6	$128.7	$117.1
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	13.4	11.5	25.3	24.4
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	9.8	0.7	12.3	4.6
Add back: Net investment (gain) loss of investment products attributable to APAM	(26.1)	(0.8)	(32.6)	(17.3)
Add back: Interest expense	2.1	2.2	4.2	4.3
Add back: Provision for income taxes	24.9	18.7	44.9	40.7
Add back: Depreciation and amortization	2.5	2.4	5.0	4.8
Adjusted EBITDA (Non-GAAP)	$94.2	$92.3	$187.8	$178.6

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(unaudited; in millions)
Cash and cash equivalents	$244.9	$201.2
Accounts receivable	117.0	118.7
Seed investments (1)	139.0	154.9
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan’s direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $212.6 million and $150.4 million of hedge investments made related to long-term incentive compensation plans as of June 30, 2025 and December 31, 2024, respectively.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $216.9 million of our cash and cash equivalents balance was invested in money market funds as of June 30, 2025.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2025, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of June 30, 2025, the balance of all seed investments, including investments in consolidated investment products, was $139.0 million. The seed investments are generally redeemable at our discretion, though subject to certain monthly or quarterly timing restrictions for the Artisan Private Funds. We monitor for opportunities to redeem our seed investments as sufficient scale in each investment strategy and vehicle is achieved.
During the six months ended June 30, 2025, we also made investments of $46.8 million related to funded long-term incentive compensation plans. As of June 30, 2025, the value of investments held in connection with funded long-term incentive compensation plans was $212.6 million.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
We have $200 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series D, Series E and Series F, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the six months ended June 30, 2025.
On June 3, 2025, Artisan Partners Holdings LP agreed to issue $50 million of Series G Senior Notes in a private placement transaction on August 15, 2025, subject to the satisfaction of certain customary closing conditions. The proceeds, along with cash on hand, will be used to pay off the $60 million of Series D Senior Notes maturing on August 16, 2025. The Series G Notes will bear interest at a rate of 5.43% per annum and will mature on August 16, 2030. The financial covenants contained in the note purchase agreement are the same as the covenants contained in the Company’s existing note purchase agreements.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2025.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2025 and 2024, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$15.8	$16.1	$22.2	$20.2
Holdings Partnership Distributions to APAM	100.7	97.9	143.6	124.0
Total Holdings Partnership Distributions	$116.5	$114.0	$165.8	$144.2
On July 29, 2025, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $45.1 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three and six months ended June 30, 2025 and 2024:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2025	2024	2025	2024
Quarterly	Class A Common	$0.68	$0.61	$1.52	$1.29
Special Annual	Class A Common	$—	$—	$0.50	$0.34
Our board of directors declared, effective July 29, 2025, a variable quarterly dividend of $0.73 per share of Class A common stock with respect to the June quarter of 2025, payable on August 29, 2025 to stockholders of record as of the close of business on August 15, 2025. The variable quarterly dividend represents approximately 80% of the cash generated in the June quarter of 2025 and a pro-rata portion of 2025 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $312.8 million liability as of June 30, 2025. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. In fiscal 2025, we expect to make TRA payments totaling approximately $38.9 million, $29.2 million of which was paid during the quarter ended June 30, 2025.

Cash Flows

	For the Six Months Ended June 30, 2025
	2025	2024

	(unaudited; in millions)
Cash and cash equivalents as of January 1	$268.2	$178.5
Net cash provided by operating activities	208.8	222.9
Net cash used in investing activities	(5.5)	(24.7)
Net cash used in financing activities	(122.9)	(139.8)
Net impact of deconsolidation of consolidated investment products	(37.0)	(4.0)
Cash and cash equivalents as of June 30	$311.6	$232.9
Net cash provided by operating activities decreased $14.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease of $39.0 million in cash flow from CIP activity predominantly due to an increase in net outflows resulting from the increase in third party contributions to CIPs, partially offset by a benefit from changes in working capital of $26.7 million and an increase of $2.0 million in operating income.
Investing activities consist of the purchase and sale of investment securities and the acquisition of property and equipment, and leasehold improvements. Net cash used in investing activities decreased $19.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to seed redemptions in the six months ended June 30, 2025.
Financing activities consist primarily of dividend payments to holders of our Class A common stock, partnership distributions to non-controlling interests, contributions to and distributions from consolidated investment products, and payments owed under the tax receivable agreements. Net cash used in financing activities decreased $16.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Capital contributions to consolidated investment products increased by $51.3 million, partially offset by an increase in dividend and distribution payments on higher earnings of $31.0 million.
During each of the six months ended June 30, 2025 and June 30, 2024, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The investment product deconsolidated in the six months ended June 30, 2025 had $33.0 million more cash and cash equivalents at the date of deconsolidation than the investment product deconsolidated in the six months ended June 30, 2024.
Certain Contractual Obligations
As of June 30, 2025, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
As previously discussed in this report, the TRA liability decreased from $341.5 million at December 31, 2024 to $312.8 million at June 30, 2025. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. In fiscal 2025, we expect to make TRA payments totaling approximately $38.9 million, $29.2 million of which was paid during the quarter ended June 30, 2025.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such instances during the three months ended June 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) None.
(b) None.
(c) During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Note Purchase Agreement, dated as of June 3, 2025, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	June 3, 2025
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024; (ii) the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the six months ended June 30, 2025 and 2024; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2025 and 2024; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the six months ended June 30, 2025 and 2024.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: August 1, 2025

By:	/s/ Jason A. Gottlieb
Jason A. Gottlieb Chief Executive Officer and President (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)