Form 10-Q
period 2025-09-30
Artisan Partners Asset Management Inc.
filed 2025-10-31
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 30, 2025 were 70,461,656, 1,221,063 and 9,014,456, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	September 30, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$300,158	$201,172
Accounts receivable	113,967	118,667
Investment securities	257,409	208,792
Property and equipment, net	34,782	41,472
Deferred tax assets	363,546	409,386
Prepaid expenses and other assets	18,632	17,731
Operating lease assets	108,699	83,364
Assets of consolidated investment products
Cash and cash equivalents	42,025	67,046
Accounts receivable and other	13,105	8,986
Investment assets, at fair value	329,296	462,140
Total assets	$1,581,619	$1,618,756

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other	$33,795	$33,406
Accrued short-term incentive compensation	120,066	20,547
Accrued long-term incentive compensation	92,472	58,952
Borrowings	189,146	199,430
Operating lease liabilities	124,890	101,277
Amounts payable under tax receivable agreements	303,145	341,461
Liabilities of consolidated investment products
Accounts payable, accrued expenses, and other	20,140	105,984
Investment liabilities, at fair value	898	7,780
Total liabilities	884,552	868,837
Commitments and contingencies
Redeemable noncontrolling interests	256,194	327,917
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 70,461,656 and 70,074,120 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	705	701
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,221,063 and 1,574,068 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	12	16
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,014,456 and 8,712,951 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	90	87
Additional paid-in capital	231,980	220,838
Retained earnings	170,977	170,044
Accumulated other comprehensive income (loss)	(1,708)	(2,762)
Total Artisan Partners Asset Management Inc. stockholders’ equity	402,056	388,924
Noncontrolling interests - Artisan Partners Holdings	38,817	33,078
Total stockholders’ equity	440,873	422,002
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$1,581,619	$1,618,756

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Management fees	$301,266	$279,546	$861,162	$814,665
Performance fees	21	36	21	86
Total revenues	301,287	279,582	$861,183	814,751
Operating Expenses
Compensation and benefits	163,242	149,034	484,279	445,704
Distribution, servicing and marketing	7,519	6,363	20,681	19,149
Occupancy	7,403	8,208	22,089	23,010
Communication and technology	12,720	13,053	39,187	39,661
General and administrative	8,584	9,744	26,821	29,759
Total operating expenses	199,468	186,402	593,057	557,283
Total operating income	101,819	93,180	268,126	257,468
Non-operating income (expense)
Interest expense	(2,218)	(2,199)	(6,451)	(6,454)
Interest income on cash and cash equivalents and other	2,628	2,769	6,547	6,619
Net gain (loss) on the tax receivable agreements	557	(504)	557	(504)
Net investment gain (loss) of consolidated investment products	8,738	23,165	38,506	45,636
Net investment gain (loss) of nonconsolidated investment products	11,922	12,378	34,352	24,679
Total non-operating income (expense)	21,627	35,609	73,511	69,976
Income before income taxes	123,446	128,789	341,637	327,444
Provision for income taxes	36,973	24,604	81,841	65,307
Net income before noncontrolling interests	86,473	104,185	259,796	262,137
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	14,948	14,584	40,290	38,938
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	4,695	16,611	23,982	33,154
Net income attributable to Artisan Partners Asset Management Inc.	$66,830	$72,990	$195,524	$190,045

Basic earnings per share	$0.93	$1.03	$2.73	$2.68
Diluted earnings per share	$0.93	$1.03	$2.73	$2.68
Basic weighted average number of common shares outstanding	65,666,782	65,123,054	65,562,800	64,802,431
Diluted weighted average number of common shares outstanding	65,666,782	65,162,898	65,562,800	64,840,056
Dividends declared per Class A common share	$0.73	$0.71	$2.75	$2.34

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income before noncontrolling interests	$86,473	$104,185	$259,796	$262,137
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(301)	930	1,210	827
Total other comprehensive income (loss)	(301)	930	1,210	827
Comprehensive income	86,172	105,115	261,006	262,964
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	14,908	14,731	40,442	38,671
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	4,695	16,611	23,982	33,154
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$66,569	$73,773	$196,582	$191,139

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended September 30, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2025	$705	$12	$90	$226,526	$155,933	$(1,447)	$37,258	$419,077	$185,201
Net income	—	—	—	—	66,830	—	14,948	81,778	4,695
Other comprehensive income - foreign currency translation	—	—	—	—	—	(261)	(40)	(301)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(564)	—	—	564	—	—
Amortization of equity-based compensation	—	—	—	6,014	—	—	847	6,861	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4	—	—	—	4	—
Capital contributions, net	—	—	—	—	—	—	—	—	66,298
Distributions	—	—	—	—	—	—	(14,735)	(14,735)	—
Dividends	—	—	—	—	(51,786)	—	(25)	(51,811)	—
Balance at September 30, 2025	$705	$12	$90	$231,980	$170,977	$(1,708)	$38,817	$440,873	$256,194

Three months ended September 30, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2024	$699	$17	$87	$207,664	$135,316	$(2,614)	$30,535	$371,704	$276,420
Net income	—	—	—	—	72,990	—	14,584	87,574	16,611
Other comprehensive income - foreign currency translation	—	—	—	—	—	810	120	930	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(10)	—	(14)	24	—	—
Amortization of equity-based compensation	—	—	—	6,664	—	—	956	7,620	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	537	—	—	—	537	—
Issuance of restricted stock awards	1	—	—	(1)	—	—	—	—	—
Exchange of subsidiary equity	1	(1)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	5,956
Distributions	—	—	—	—	—	—	(13,244)	(13,244)	—
Dividends	—	—	—	—	(50,067)	—	(26)	(50,093)	—
Balance at September 30, 2024	$701	$16	$87	$214,854	$158,239	$(1,818)	$32,949	$405,028	$298,987
The accompanying notes are an integral part of the consolidated financial statements.

Nine months ended September 30, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2025	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917
Net income	—	—	—	—	195,524	—	40,290	235,814	23,982
Other comprehensive income - foreign currency translation	—	—	—	—	—	1,058	152	1,210	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(848)	—	(4)	852	—	—
Amortization of equity-based compensation	—	—	—	19,619	—	—	2,654	22,273	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	194	—	—	—	194	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(3)	—	—	(7,817)	—	—	(1,144)	(8,964)	—
Exchange of subsidiary equity	1	(4)	3	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	146,667
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(242,372)
Distributions	—	—	—	—	—	—	(36,967)	(36,967)	—
Dividends	—	—	—	—	(194,591)	—	(98)	(194,689)	—
Balance at September 30, 2025	$705	$12	$90	$231,980	$170,977	$(1,708)	$38,817	$440,873	$256,194

Nine months ended September 30, 2024	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2024	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406
Net income	—	—	—	—	190,045	—	38,938	228,983	33,154
Other comprehensive income - foreign currency translation	—	—	—	—	—	722	105	827	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	1,922	—	(44)	(1,878)	—	—
Amortization of equity-based compensation	—	—	—	21,670	—	—	3,079	24,749	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,420	—	—	—	3,420	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(5,874)	—	—	(956)	(6,831)	—
Exchange of subsidiary equity	11	(8)	(3)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	35,043
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(21,616)
Distributions	—	—	—	—	—	—	(33,445)	(33,445)	—
Dividends	—	—	—	—	(163,932)	—	(94)	(164,026)	—
Balance at September 30, 2024	$701	$16	$87	$214,854	$158,239	$(1,818)	$32,949	$405,028	$298,987
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income before noncontrolling interests	$259,796	$262,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,317	7,501
Deferred income taxes	46,560	33,992
Asset impairment	—	979
Noncash lease expense (benefit)	(804)	(795)
Net investment (gain) loss on nonconsolidated investment securities	(34,352)	(24,679)
Net (gain) loss on the tax receivable agreements	(557)	504
(Gain) loss on disposal of property and equipment	—	29
Amortization of debt issuance costs	281	279
Share-based compensation	22,273	24,749
Net investment (gain) loss of consolidated investment products	(38,506)	(45,636)
Purchase of investments by consolidated investment products	(309,162)	(264,618)
Proceeds from sale of investments by consolidated investment products	136,862	207,022
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	1,464	(6,807)
Prepaid expenses and other assets	(1,091)	1,258
Accounts payable and accrued expenses	143,893	122,975
Net change in operating assets and liabilities of consolidated investment products including net investment income	15,264	16,776
Net cash provided by operating activities	249,238	335,666
Cash flows from investing activities
Acquisition of property and equipment	(304)	(1,106)
Leasehold improvements	(58)	(3,192)
Proceeds from sale of investment securities	45,675	11,689
Purchase of investment securities	(41,011)	(31,810)
Net cash used in investing activities	4,302	(24,419)
Cash flows from financing activities
Partnership distributions	(36,967)	(33,445)
Dividends paid	(194,689)	(164,026)
Payment of debt issuance costs	(348)	—
Proceeds from issuance of notes payable	50,000	—
Principal payments on notes payable	(60,000)	—
Payments under the tax receivable agreements	(38,286)	(36,659)
Taxes paid related to employee net share settlement	(8,964)	(6,831)
Capital contributions to consolidated investment products, net	146,667	35,043
Net cash used in financing activities	(142,587)	(205,918)
Net increase in cash and cash equivalents	110,953	105,329
Net cash impact of deconsolidation of CIPs	(36,988)	(3,996)
Cash and cash equivalents
Beginning of period	268,218	178,467
End of period	$342,183	$279,800

Cash and cash equivalents as of the end of the period
Cash and cash equivalents	$300,158	$253,949
Cash and cash equivalents of consolidated investment products	42,025	25,851
Cash and cash equivalents	$342,183	$279,800

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$720	$18,465
Establishment of amounts payable under tax receivable agreements	526	14,011
Increase in investment securities due to deconsolidation of CIPs	29,757	23,831
Operating lease assets obtained in exchange for operating lease liabilities	35,553	3,197
Settlement of franchise capital liability via transfer of investment securities	10,464	7,212
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Notes to Unaudited Consolidated Financial Statements
(U.S. currencies in thousands, except share and per share amounts and as otherwise indicated)
Note 1. Nature of Business and Organization
Nature of Business
Artisan Partners Asset Management Inc. (“APAM”), through its subsidiaries, is a global multi-asset investment platform focused on providing high value-added, active investment strategies in growing asset classes to sophisticated clients around the world. APAM and its subsidiaries are hereafter referred to collectively as “Artisan” or the “Company.”
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2025, APAM held approximately 87% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of September 30, 2025, Artisan had a controlling financial interest in five sub-funds of Artisan Global Funds and three Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Commitments
In the three months ended September 30, 2025, the Company extended the lease on its largest office space for an additional ten years as it neared maturity. The extension increased both operating lease assets and operating lease liabilities within the unaudited condensed consolidated statements of financial position by $33.1 million.
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

	As of September 30, 2025	As of December 31, 2024
Seed investments in equity securities	$70,078	$66,349
Seed investments in equity securities accounted for under the equity method	2,119	7,964
Compensation plan investments in equity securities	167,055	127,430
Compensation plan investments in equity securities accounted for under the equity method	18,157	7,049
Total investment securities	$257,409	$208,792
Unrealized gain (loss) related to investment securities held on the dates indicated below were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) on investment securities held at the end of the period	$9,109	$10,697	$28,184	$20,198

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
The following provides the hierarchy of inputs used to derive the fair value of Artisan’s assets and liabilities that are financial instruments as of September 30, 2025 and December 31, 2024:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2025
Assets
Money market funds [1]	$274,366	$—	$274,366	$—	$—
Equity securities	257,409	19,455	237,954	—	—

December 31, 2024
Assets
Money market funds [1]	$177,433	$—	$177,433	$—	$—
Equity securities	208,792	14,324	194,468	—	—
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

Note 5. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2025 and December 31, 2024:

	Maturity (1)	As of September 30, 2025	As of December 31, 2024	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	—	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Series G	August 2030	50,000	—	5.43%
Total gross borrowings		190,000	200,000
Debt issuance costs		(854)	(570)
Total borrowings		$189,146	$199,430
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $180.9 million as of September 30, 2025. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements.”
On August 15, 2025, Artisan Partners Holdings LP issued $50 million of 5.43% Series G Senior Notes and used the proceeds, along with cash on hand, to repay the $60 million of 4.29% Series D Senior Notes that matured on August 16, 2025. The Company incurred debt issuance costs of $0.4 million related to the notes which are amortized as interest expense over the life of the instrument.
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
As of September 30, 2025, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.0 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively and $5.9 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, Artisan is considered to have a controlling financial interest in five sub-funds of Artisan Global Funds and three Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $107.2 million.
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
During the nine months ended September 30, 2025, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund as a result of third-party capital contributions and the Company’s redemption of a portion of its investment. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the nine months ended September 30, 2025. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s $29.8 million direct equity investment was reclassified from investment assets and investment liabilities of consolidated investment products to investment securities.
As of September 30, 2025, Artisan held direct equity investments of $20.3 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2025 and December 31, 2024:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets
Money market funds	$31,187	$31,187	$—	$—
Equity securities - long position	150,368	150,368	—	—
Fixed income instruments - long position	176,864	—	167,335	9,529
Derivative assets	2,064	34	2,030	—

Liabilities
Derivative liabilities	$898	$88	$806	$4

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Money market funds	$58,239	$58,239	$—	$—
Equity securities - long position	72,547	70,642	1,905	—
Fixed income instruments - long position	381,556	—	359,597	21,959
Derivative assets	934	237	697	—
Private equity	7,103	—	—	7,103

Liabilities
Fixed income instruments - short position	$7,013	$—	$7,013	$—
Derivative liabilities	516	—	516	—
Reverse repurchase agreements	251	—	251	—
CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of September 30, 2025	As of December 31, 2024
Net CIP assets included in the table above	$359,585	$512,599
Net CIP assets/(liabilities) not included in the table above	3,803	(88,191)
Total Net CIP assets	363,388	424,408
Less: redeemable noncontrolling interests	256,194	327,917
Artisan’s direct equity investment in CIPs	$107,194	$96,491
Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2025, APAM held approximately 87% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2025, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2024	70,074,120	10,287,019	80,361,139	87%
Holdings Common Unit Exchanges (1)	51,500	(51,500)	—	—%
Issuance of APAM Restricted Shares (1)	429,511	—	429,511	—%
Delivery of Shares Underlying RSUs and PSUs (1)	106,125	—	106,125	—%
Restricted Share Award Net Share Settlement (1)	(187,311)	—	(187,311)	—%
Forfeitures from Employee Terminations (1)	(12,289)	—	(12,289)	—%
Balance at September 30, 2025	70,461,656	10,235,519	80,697,175	87%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Nine Months Ended September 30,
	2025	2024
Additional paid-in capital	$(848)	$1,922
Noncontrolling interests - Artisan Partners Holdings	852	(1,878)
Accumulated other comprehensive income (loss)	(4)	(44)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.1 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of September 30, 2025 and December 31, 2024:

		Outstanding
	Authorized	As of September 30, 2025	As of December 31, 2024	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	70,461,656	70,074,120	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,221,063	1,574,068	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,014,456	8,712,951	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2025, Artisan’s employees held 5,054,024 restricted shares of Class A common stock and all 1,221,063 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2025 and 2024:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Quarterly	Class A Common	$0.73	$0.71	$2.25	$2.00
Special Annual	Class A Common	$—	$—	$0.50	$0.34

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2025:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2024	80,361,139	70,074,120	1,574,068	8,712,951
Holdings Common Unit Exchanges	—	51,500	(51,500)	—
Restricted Share Award Grants	429,511	429,511	—	—
Restricted Share Award Net Share Settlement	(187,311)	(187,311)	—	—
Delivery of Shares Underlying RSUs and PSUs	106,125	106,125	—	—
Employee/Partner Terminations	(12,289)	(12,289)	(301,505)	301,505
Balance at September 30, 2025	80,697,175	70,461,656	1,221,063	9,014,456

(1) There were 378,968 and 395,965 restricted stock units outstanding at September 30, 2025 and December 31, 2024, respectively. In addition, there were 152,207 and 176,192 performance share units outstanding at September 30, 2025 and December 31, 2024, respectively. All 152,207 performance share units outstanding as of September 30, 2025 have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Holdings Partnership Distributions to Limited Partners	$14,735	$13,244	$36,967	$33,445
Holdings Partnership Distributions to APAM	96,283	84,370	239,838	208,401
Total Holdings Partnership Distributions	$111,018	$97,614	$276,805	$241,846
Distributions to limited partners are recorded as a reduction to consolidated stockholders’ equity, while distributions to APAM are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees
Artisan Funds	$177,332	$161,433	$504,264	$471,637
Artisan Global Funds	15,113	13,287	42,482	38,755
Separate accounts and other (1)	108,821	104,826	314,416	304,273
Performance fees
Separate accounts and other (1)	21	36	21	86
Total revenues (2)	$301,287	$279,582	$861,183	$814,751
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

The following table presents the balances of receivables related to contracts with customers:

Customer	As of September 30, 2025	As of December 31, 2024
Artisan Funds	$9,667	$8,699
Artisan Global Funds	7,374	6,859
Separate accounts and other	91,988	98,144
Total receivables from contracts with customers	109,029	113,702
Non-customer receivables	4,938	4,965
Accounts receivable	$113,967	$118,667
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
Artisan had no other contract assets or liabilities from contracts with customers as of September 30, 2025 or December 31, 2024.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected. Non-customer receivables associated with redemptions of investments was $0.4 million and $3.6 million as of September 30, 2025 and December 31, 2024, respectively.

Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries, incentive compensation and benefits (1)	$136,049	$128,604	$406,561	$387,067
Long-term cash incentive compensation expense	20,469	12,941	56,675	35,088
Restricted share-based award compensation expense	6,724	7,489	21,043	23,549
Long-term incentive compensation expense	27,193	20,430	77,718	58,637
Total compensation and benefits	$163,242	$149,034	$484,279	$445,704
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
Performance Share Units (PSUs). PSUs are generally subject to (i) a three-year service vesting condition, (ii) certain performance conditions related to the Company’s adjusted operating margin and total shareholder return compared to a peer group during a three-year performance period, and (iii) for one-half of the PSUs eligible to vest at the end of the performance period, a qualifying retirement condition. The number of shares of Class A common stock that are ultimately issued in connection with each PSU award depends upon the outcome of the performance, market and qualified retirement conditions. For the portion of a PSU award with a “performance condition” under ASC 718, expense was recognized over the service period if it was probable that the performance condition would be achieved. As of September 30, 2025, all outstanding PSUs had met the required performance conditions, but remain outstanding subject to meeting a qualifying retirement vesting condition.
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

Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,509,877 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) at September 30, 2025.
During the nine months ended September 30, 2025, Artisan granted 429,511 restricted stock awards and 6,702 restricted stock units.

The following tables summarize the restricted share-based award activity for the nine months ended September 30, 2025:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2025	$39.26	5,276,480
Granted	44.14	436,213
Forfeited	48.40	(12,289)
Vested	39.30	(530,138)
Unvested at September 30, 2025	$39.65	5,170,266

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2025	$37.86	176,192
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved (1)	29.40	47,970
Vested (1)	35.67	(71,955)
Unvested at September 30, 2025 (2)	$38.90	152,207
(1) During the nine months ended September 30, 2025, the 95,940 PSUs granted in 2022 met the requisite three-year performance conditions for the potential delivery of 143,910 shares (47,970 additional shares for results achieved). 71,955 shares of Class A common stock underlying one-half of the total PSUs were delivered in the nine months ended September 30, 2025, while the remaining 71,955 units remain subject to the qualified retirement provision.

(2)At September 30, 2025, all 152,207 outstanding PSUs have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.
The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of September 30, 2025 was $50.4 million with a weighted average recognition period of 2.6 years remaining. The unrecognized compensation expense for the unvested PSUs as of September 30, 2025 was $0.5 million with a weighted average recognition period of 1.1 years remaining.
During the nine months ended September 30, 2025, the Company withheld a total of 208,156 restricted shares and paid a total of $9.0 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the nine months ended September 30, 2025, Artisan granted $46.8 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 12 or 18 months. As the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed. The liability is recorded within accrued long-term incentive compensation in the Company’s unaudited condensed consolidated statements of financial condition.

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

The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statement of Operations Section	Statement of Operations Line Item	2025	2024	2025	2024
Operating expenses (benefit)	Compensation and benefits	$7,277	$4,596	$19,714	$9,187
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	9,407	8,800	27,403	17,828
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	645	848	3,625	1,970
The unrecognized compensation expense for the unvested franchise capital awards as of September 30, 2025 was $134.6 million with a weighted average recognition period of 2.3 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective tax rate was 24.0% and 19.9% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 included a $10.7 million deferred tax charge associated with the enactment of the One Big Beautiful Bill Act ("OBBBA"), which increased the effective tax rate by 3.1%. The charge resulted from the remeasurement of deferred tax assets related to new compensation deduction limitation rules effective for the Company starting in 2027. APAM’s effective income tax rate, exclusive of the OBBBA impact, was lower than the U.S. federal statutory rate of 21% primarily due to a rate benefit attributable to the fact that, for the nine months ended September 30, 2025, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes. The effective tax rate was also lower than the statutory rate due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.

Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current:
Federal	$11,047	$9,658	$26,812	$23,398
State and local	3,147	3,457	7,760	7,458
Foreign	361	(40)	709	459
Total	14,555	13,075	35,281	31,315
Deferred:
Federal	19,052	9,758	39,578	28,856
State and local	3,366	1,771	6,982	5,136
Total	22,418	11,529	46,560	33,992
Income tax expense (benefit)	$36,973	$24,604	$81,841	$65,307

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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2025, is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2024	$354,773	$341,461
2025 Holdings Common Unit Exchanges	619	527
Amortization	(35,747)	—
Payments under TRAs	—	(38,286)
Change in estimate	2	(557)
September 30, 2025	$319,647	$303,145

Net deferred tax assets comprise the following:

	As of September 30, 2025	As of December 31, 2024
Deferred tax assets:
Amortizable basis (1)	$319,647	$354,773
Other (2)	43,899	54,613
Total deferred tax assets	363,546	409,386
Less: valuation allowance (3)	—	—
Net deferred tax assets	$363,546	$409,386

(1) Represents the unamortized step-up of tax basis and other tax attributes from the merger and partnership unit sales and exchanges described above. These future tax benefits are subject to the TRA agreements.

(2) Represents the net deferred tax assets associated with Artisan’s investment in Holdings, related primarily to incentive compensation plan deduction timing differences. These future tax benefits are not subject to the TRA agreements. The decrease in the nine months ended September 30, 2025 is primarily associated with a $10.7 million charge associated with the enactment of the OBBBA.

(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company’s gross liability for unrecognized tax benefits was $2.2 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively. The total amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $0.3 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2025, U.S. federal income tax returns filed for the years 2022 through 2024 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2021 to 2024.
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

The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2025	2024	2025	2024
Numerator:
Net income attributable to APAM	$66,830	$72,990	$195,524	$190,045
Less: Allocation to participating securities	5,582	6,176	16,384	16,068
Net income available to common stockholders	$61,248	$66,814	$179,140	$173,977
Denominator:
Basic weighted average shares outstanding	65,666,782	65,123,054	65,562,800	64,802,431
Dilutive effect of nonparticipating share-based awards	—	39,844	—	37,625
Diluted weighted average shares outstanding	65,666,782	65,162,898	65,562,800	64,840,056
Earnings per share - Basic	$0.93	$1.03	$2.73	$2.68
Earnings per share - Diluted	$0.93	$1.03	$2.73	$2.68
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2025	2024	2025	2024
Holdings limited partnership units	10,235,519	10,353,310	10,248,400	10,574,160
Unvested restricted share-based awards	5,334,895	5,460,311	5,364,190	5,484,250
Total	15,570,414	15,813,621	15,612,590	16,058,410
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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or payments to the limited partners. At September 30, 2025 and December 31, 2024, accounts receivable included $3.3 million and nil, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.

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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2025	2024	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$177,872	$162,174	$505,630	$473,175
Expense reimbursements	540	741	1,366	1,538
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2025	2024	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$15,348	$13,430	$43,020	$39,149
Elimination of fees from consolidated investment products (1)	(201)	(117)	(456)	(335)
Consolidated investment advisory fees (Gross of expense reimbursements)	$15,147	$13,313	$42,564	$38,814

Expense reimbursements	$175	$232	$484	$563
Elimination of expense reimbursements from consolidated investment products (1)	(141)	(206)	(402)	(504)
Consolidated expense reimbursements	$34	$26	$82	$59
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

Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Private Funds	2025	2024	2025	2024
Investment advisory fees (Gross of expense reimbursements)	$3,024	$2,387	$9,042	$7,020
Elimination of fees from consolidated investment products (1)	(140)	(399)	(364)	(1,137)
Consolidated investment advisory fees (Gross of expense reimbursements)	$2,884	$1,988	$8,678	$5,883

Expense reimbursements	$80	$67	$332	$205
Elimination of expense reimbursements from consolidated investment products (1)	(32)	(20)	(146)	(60)
Consolidated expense reimbursements	$48	$47	$186	$145
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 15. Segment Information
Artisan operates as one segment in the investment management business. The Company’s Chief Operating Decision Maker (the “CODM”) is its Chief Executive Officer and President, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. The CODM uses consolidated Net Income attributable to Artisan Partners Asset Management, Inc. as presented within the Consolidated Statements of Operations (“net income”), among other consolidated metrics, to evaluate segment performance. Based on net income, as well as the other metrics, the CODM considers whether to use profits to invest in growth initiatives or return cash to shareholders through dividends while assessing the level of resources available through review of “Total assets” as presented within the consolidated statements of financial condition. The CODM reviews significant segment expenses at a level consistent with that presented in the Consolidated Statements of Operations with the exception of Compensation and Benefits which is reviewed at a more disaggregated level as presented in the table below for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries	$24,969	$25,003	$75,893	$74,076
Incentive compensation	100,784	93,469	290,717	276,221
Benefits and payroll taxes	10,296	10,132	39,951	36,770
Long-term incentive compensation (1)	19,916	15,834	58,004	49,450
Market valuation changes in compensation plans	7,277	4,596	19,714	9,187
Total compensation and benefits	$163,242	$149,034	$484,279	$445,704
(1) Excluding market valuation changes
Note 16. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective October 28, 2025, a distribution by Artisan Partners Holdings of $27.5 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective October 28, 2025, a quarterly dividend of $0.88 per share of Class A common stock. The APAM dividend is payable on November 28, 2025, to stockholders of record as of November 14, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are a global multi-asset investment platform focused on providing a broad range of high-value added investment strategies in growing asset classes to sophisticated clients around the world. As of September 30, 2025, our 11 autonomous investment teams managed a total of 26 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2025, approximately 73% of our assets under management (AUM) were managed for clients and investors domiciled in the U.S. and 27% of our AUM were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included the following:
•During the three months ended September 30, 2025, our AUM increased to $181.3 billion, an increase of $5.8 billion, or 3%, compared to $175.5 billion at June 30, 2025, primarily due to $8.3 billion of market appreciation, partially offset by $2.3 billion of net client cash outflows and $0.2 billion of Artisan Funds’ distributions not reinvested.
•Average AUM for the three months ended September 30, 2025 was $177.4 billion, an increase of 6% from the average of $166.8 billion for the three months ended June 30, 2025, and an increase of 9% from the average of $162.8 billion for the three months ended September 30, 2024.
•We earned $301.3 million in revenue for the three months ended September 30, 2025, an increase of 8% from revenues of $279.6 million for the three months ended September 30, 2024.
•Our GAAP operating margin was 33.8% for the three months ended September 30, 2025, compared to 33.3% for the three months ended September 30, 2024. Adjusted operating margin was 36.2% for the three months ended September 30, 2025, compared to 35.0% for the three months ended September 30, 2024.
•We generated $0.93 of earnings per basic and diluted share and $1.02 of adjusted EPS.
•We declared and distributed dividends of $0.73 per share of Class A common stock during the three months ended September 30, 2025.
•We declared, effective October 28, 2025, a quarterly dividend with respect to the three months ended September 30, 2025, of $0.88 per share of Class A common stock.

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
Limited partners of Holdings, some of whom are employees, held approximately 13% of the equity interests in Holdings as of September 30, 2025. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the nine months ended September 30, 2025, certain limited partners of Holdings exchanged 51,500 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 51,500 shares of Class A common stock. In connection with the exchanges, APAM received 51,500 GP units of Holdings increasing its ownership interest in Holdings.
APAM’s equity ownership interest in Holdings was 87% at September 30, 2025 and December 31, 2024.
Financial Overview
Economic Environment
Economic uncertainty and volatility in global financial markets impact the value of our AUM. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM due to changes in the economic environment and financial markets will result in corresponding fluctuations in our revenue and earnings.
The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
S&P 500 total returns	8.1%	5.9%	14.8%	22.1%
MSCI All Country World total returns	7.6%	6.6%	18.4%	18.7%
MSCI EAFE total returns	4.8%	7.3%	25.1%	13.0%
Russell Midcap® total returns	5.3%	9.2%	10.4%	14.6%
MSCI Emerging Markets Index	10.6%	8.7%	27.5%	16.9%
ICE BofA US High Yield Index	2.4%	5.3%	7.1%	8.0%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024

	(unaudited; dollars in millions)
Assets under management at period end	$181,306		$167,840		$181,306		$167,840
Average assets under management (1)	$177,413		$162,783		$170,358		$158,514
Net client cash flows (2)	$(2,329)		$(743)		$(7,032)		$(2,875)
Total revenues	$301.3		$279.6		$861.2		$814.8
Weighted average management fee (3)	67.5	bps	68.5	bps	67.7	bps	68.8	bps
Operating margin	33.8%		33.3%		31.1%		31.6%
Adjusted operating margin (4)	36.2%		35.0%		33.4%		32.7%
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

The table below sets forth changes in our total AUM:

	For the Three Months Ended September 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Beginning assets under management	$175,545	$158,887	$16,658	10.5%
Gross client cash inflows	6,084	6,210	(126)	(2.0)%
Gross client cash outflows	(8,413)	(6,953)	(1,460)	(21.0)%
Net client cash flows	(2,329)	(743)	(1,586)	(213.5)%
Artisan Funds’ distributions not reinvested (1)	(161)	(222)	61	27.5%
Investment returns and other (2)	8,251	9,918	(1,667)	(16.8)%
Ending assets under management	$181,306	$167,840	$13,466	8.0%
Average assets under management	$177,413	$162,783	$14,630	9.0%

	For the Nine Months Ended September 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Beginning assets under management	$161,208	$150,167	$11,041	7.4%
Gross client cash inflows	19,331	18,001	1,330	7.4%
Gross client cash outflows	(26,363)	(20,876)	(5,487)	(26.3)%
Net client cash flows	(7,032)	(2,875)	(4,157)	(144.6)%
Artisan Funds’ distributions not reinvested (1)	(471)	(398)	(73)	(18.3)%
Investment returns and other (2)	27,601	20,946	6,655	31.8%
Ending assets under management	$181,306	$167,840	$13,466	8.0%
Average assets under management	$170,358	$158,514	$11,844	7.5%

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
By December 2025, we expect the equity Artisan Funds to have completed their annual income and capital gain distributions. Based on our current estimates and assumptions, we expect fourth quarter distributions to result in approximately $900 million of net client cash outflows from investors who choose not to reinvest their distributions. The fourth quarter 2025 distributions, estimates of which we expect Artisan Funds to disclose in advance of the record dates, may cause increased mutual fund redemptions.
The unaudited table on the following page sets forth the average annual total returns (gross of fees) for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2025. Returns for periods less than one year are not annualized.

								Average Annual Value-Added[3] Since Inception (bps)
	Composite Inception	Strategy AUM [1]	Average Annual Total Returns (Gross) (%)[2]
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$19,807	10.43%	19.57%	7.76%	13.48%	11.25%	381
MSCI All Country World Index			17.27%	23.10%	13.54%	11.90%	7.44%
Global Discovery Strategy	9/1/2017	$1,854	14.03%	19.27%	8.29%	---	13.65%	545
MSCI All Country World Small Mid Cap Index			12.92%	17.84%	10.99%	---	8.20%
U.S. Mid-Cap Growth Strategy	4/1/1997	$11,197	22.48%	17.82%	6.69%	12.62%	14.47%	430
Russell® Midcap Index			11.11%	17.67%	12.65%	11.38%	10.41%
Russell® Midcap Growth Index			22.02%	22.82%	11.25%	13.36%	10.17%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,973	6.65%	13.19%	2.72%	11.80%	10.51%	253
Russell® 2000 Index			10.76%	15.20%	11.55%	9.76%	9.06%
Russell® 2000 Growth Index			13.56%	16.67%	8.41%	9.90%	7.98%
Franchise Strategy	10/1/2024	$919	23.94%	---	---	---	23.94%	667
MSCI All Country World Index			17.27%	---	---	---	17.27%
Global Equity Team
Global Equity Strategy	4/1/2010	$426	44.16%	31.49%	13.88%	14.72%	13.78%	391
MSCI All Country World Index			17.27%	23.10%	13.54%	11.90%	9.87%
Non-U.S. Growth Strategy	1/1/1996	$15,489	30.44%	26.56%	11.23%	10.03%	10.22%	468
MSCI EAFE Index			14.99%	21.68%	11.15%	8.16%	5.54%
U.S. Value Team
Value Equity Strategy	7/1/2005	$5,367	8.94%	21.00%	16.34%	13.38%	9.74%	146
Russell® 1000 Index			17.75%	24.61%	15.98%	15.02%	10.98%
Russell® 1000 Value Index			9.44%	16.95%	13.87%	10.71%	8.28%
U.S. Mid-Cap Value Strategy	4/1/1999	$2,428	(2.53)%	11.74%	11.87%	8.93%	11.51%	190
Russell® Midcap Index			11.11%	17.67%	12.65%	11.38%	9.76%
Russell® Midcap Value Index			7.58%	15.50%	13.66%	9.95%	9.61%
Value Income Strategy	3/1/2022	$17	4.63%	14.19%	---	---	6.32%	(795)
S&P 500 Index			17.60%	24.91%	---	---	14.27%
International Value Group
International Value Strategy	7/1/2002	$51,702	10.15%	23.29%	16.42%	11.06%	11.93%	519
MSCI EAFE Index			14.99%	21.68%	11.15%	8.16%	6.74%
International Explorer Strategy	11/1/2020	$921	16.33%	20.93%	---	---	15.64%	489
MSCI All Country World Index Ex USA Small Cap			15.93%	19.34%	---	---	10.75%
Global Special Situations Strategy [4]	4/1/2025	$33	---	---	---	---	4.66%	(272)
ICE BofA Global High Yield Index			---	---	---	---	7.38%
Global Value Team
Global Value Strategy	7/1/2007	$34,280	21.11%	26.96%	17.52%	12.13%	9.91%	279
MSCI All Country World Index			17.27%	23.10%	13.54%	11.90%	7.12%
Select Equity Strategy	3/1/2020	$905	18.89%	26.16%	15.99%	---	14.82%	(271)
S&P 500 Index			17.60%	24.91%	16.46%	---	17.53%
Sustainable Emerging Markets (“SEM”) Team
Sustainable Emerging Markets Strategy	7/1/2006	$2,355	28.24%	24.97%	9.47%	11.28%	6.80%	121
MSCI Emerging Markets Index			17.32%	18.19%	7.01%	7.98%	5.59%
Credit Team
High Income Strategy	4/1/2014	$12,906	8.93%	12.08%	7.70%	7.97%	7.36%	238
ICE BofA US High Yield Index			7.23%	10.96%	5.53%	6.07%	4.98%
Credit Opportunities Strategy	7/1/2017	$352	15.53%	18.41%	16.34%	---	14.03%	1,142
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			4.60%	4.92%	3.05%	---	2.61%
Floating Rate Strategy	1/1/2022	$86	8.48%	10.69%	---	---	7.60%	87
S&P UBS Leveraged Loan Index			7.09%	9.71%	---	---	6.73%
Custom Credit Solutions [5]	7/1/2025	$647	---	---	---	---	---	---

Developing World Team
Developing World Strategy	7/1/2015	$4,962	21.09%	29.38%	6.00%	15.08%	12.69%	696
MSCI Emerging Markets Index			17.32%	18.19%	7.01%	7.98%	5.73%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,274	24.90%	25.71%	15.29%	---	19.58%	463
S&P 500 Index			17.60%	24.91%	16.46%	---	14.95%
Antero Peak Hedge Strategy	11/1/2017	$267	22.54%	21.33%	12.28%	---	14.36%	(34)
S&P 500 Index			17.60%	24.91%	16.46%	---	14.70%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$5,065	8.12%	13.85%	4.76%	---	10.78%	127
MSCI All Country World Index Ex USA Small Mid Cap			17.23%	20.02%	9.67%	---	9.51%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$1,103	12.94%	11.96%	---	---	11.10%	686
ICE BofA 3-month Treasury Bill Index			4.38%	4.77%	---	---	4.24%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$1,254	12.96%	15.51%	---	---	13.44%	629
J.P. Morgan EMB Hard Currency/Local Currency 50-50			7.48%	11.16%	---	---	7.15%
Emerging Markets Local Opportunities Strategy	8/1/2022	$1,717	13.11%	14.87%	---	---	12.64%	379
J.P. Morgan GBI-EM Global Diversified Index			7.35%	11.25%	---	---	8.85%

Total Assets Under Management		$181,306

1 AUM for Artisan Sustainable Emerging Markets and U.S. Mid-Cap Growth strategies includes $114.2 million in aggregate for which Artisan Partners provides non-discretionary model portfolios to managed account sponsors (reported on a lag not exceeding one quarter).

2 We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts, which represented approximately 16% of our assets under management at September 30, 2025, are maintained in separate composites, which are not presented in these materials). Returns for periods less than one year are not annualized.

[3] Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized.

[4] Effective in the quarter ended September 30, 2025, the Global Special Situations strategy changed its benchmark from the ICE BofA 3-month Treasury Bill Index to the ICE BofA Global High Yield Index. All periods presented reflect the return of the new benchmark.

[5] Custom Credit Solutions represents assets managed by the Credit team within custom, investor-driven mandates for which there is no combined performance track record. A portion of these assets under management was previously reported under the High Income strategy.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
September 30, 2025		(unaudited; in millions)
Beginning assets under management	$36,748	$15,161	$7,765	$50,871	$32,906	$2,047	$13,096	$4,784	$2,540	$5,856	$3,771	$175,545
Gross client cash inflows	638	486	204	1,410	1,387	149	1,087	158	85	248	232	6,084
Gross client cash outflows	(2,827)	(492)	(236)	(2,062)	(900)	(88)	(400)	(86)	(145)	(1,084)	(93)	(8,413)
Net client cash flows	(2,189)	(6)	(32)	(652)	487	61	687	72	(60)	(836)	139	(2,329)
Artisan Funds’ distributions not reinvested (1)	—	—	—	(61)	—	—	(97)	—	—	—	(3)	(161)
Investment returns and other	2,191	760	79	2,498	1,792	247	305	106	61	45	167	8,251
Ending assets under management	$36,750	$15,915	$7,812	$52,656	$35,185	$2,355	$13,991	$4,962	$2,541	$5,065	$4,074	$181,306
Average assets under management	$36,558	$15,363	$7,756	$51,856	$33,630	$2,145	$13,515	$4,824	$2,508	$5,364	$3,894	$177,413
September 30, 2024
Beginning assets under management	$38,917	$13,495	$7,266	$43,745	$27,793	$1,857	$11,165	$3,997	$2,236	$7,042	$1,374	$158,887
Gross client cash inflows	1,192	79	131	1,284	974	41	1,120	106	124	268	891	6,210
Gross client cash outflows	(2,057)	(600)	(123)	(1,428)	(699)	(37)	(1,115)	(259)	(106)	(517)	(12)	(6,953)
Net client cash flows	(865)	(521)	8	(144)	275	4	5	(153)	18	(249)	879	(743)
Artisan Funds’ distributions not reinvested (1)	—	—	—	(128)	—	—	(94)	—	—	—	—	(222)
Investment returns and other	1,610	791	537	3,475	1,660	145	546	381	149	518	106	9,918
Ending assets under management	$39,662	$13,765	$7,811	$46,948	$29,728	$2,006	$11,622	$4,225	$2,403	$7,311	$2,359	$167,840
Average assets under management	$38,736	$13,703	$7,538	$45,371	$28,598	$1,900	$11,361	$3,925	$2,273	$7,177	$2,201	$162,783

(1) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

	By Investment Team
Nine Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
September 30, 2025		(unaudited; in millions)
Beginning assets under management	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$161,208
Gross client cash inflows	2,693	887	334	6,615	2,880	440	3,137	572	329	512	932	19,331
Gross client cash outflows	(8,450)	(2,089)	(573)	(5,931)	(3,443)	(218)	(1,704)	(498)	(439)	(2,801)	(217)	(26,363)
Net client cash flows	(5,757)	(1,202)	(239)	684	(563)	222	1,433	74	(110)	(2,289)	715	(7,032)
Artisan Funds’ distributions not reinvested (1)	—	—	—	(186)	—	—	(279)	—	—	—	(6)	(471)
Investment returns and other	4,062	4,183	454	7,863	7,069	581	895	788	440	810	456	27,601
Ending assets under management	$36,750	$15,915	$7,812	$52,656	$35,185	$2,355	$13,991	$4,962	$2,541	$5,065	$4,074	$181,306
Average assets under management	$36,673	$14,454	$7,609	$49,142	$31,748	$1,845	$12,780	$4,523	$2,343	$5,712	$3,529	$170,358
September 30, 2024
Beginning assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Gross client cash inflows	2,794	427	398	4,640	2,355	1,010	3,519	451	343	665	1,399	18,001
Gross client cash outflows	(6,641)	(2,314)	(466)	(4,634)	(2,274)	(124)	(2,143)	(629)	(598)	(1,034)	(19)	(20,876)
Net client cash flows	(3,847)	(1,887)	(68)	6	81	886	1,376	(178)	(255)	(369)	1,380	(2,875)
Artisan Funds’ distributions not reinvested (1)	—	—	—	(128)	—	—	(270)	—	—	—	—	(398)
Investment returns and other	4,963	1,927	822	6,061	3,977	203	833	950	557	529	124	20,946
Ending assets under management	$39,662	$13,765	$7,811	$46,948	$29,728	$2,006	$11,622	$4,225	$2,403	$7,311	$2,359	$167,840
Average assets under management	$39,326	$13,772	$7,329	$43,662	$27,617	$1,318	$10,784	$3,814	$2,248	$7,145	$1,499	$158,514

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
The table below sets forth our AUM by distribution channel:

	As of September 30, 2025		As of September 30, 2024
	$ in Millions	% of Total	$ in Millions	% of Total
Distribution Channel (1)	(unaudited)		(unaudited)
Intermediated Wealth (2)	$109,165	60.2%	$98,391	58.6%
Institutional (2)	72,141	39.8%	69,449	41.4%
Ending Assets Under Management	$181,306	100.0%	$167,840	100.0%

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

Our institutional channel includes AUM sourced from defined contribution plan clients, which made up approximately 7% of our total AUM as of September 30, 2025.

The following tables set forth the changes in our AUM by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2025	(unaudited; in millions)
Beginning assets under management	$85,626	$89,919	$175,545
Gross client cash inflows	4,538	1,546	6,084
Gross client cash outflows	(5,682)	(2,731)	(8,413)
Net client cash flows	(1,144)	(1,185)	(2,329)
Artisan Funds’ distributions not reinvested (2)	(161)	—	(161)
Investment returns and other	3,719	4,532	8,251
Net transfers (3)	—	—	—
Ending assets under management	$88,040	$93,266	$181,306
Average assets under management	$86,644	$90,769	$177,413
September 30, 2024
Beginning assets under management	$76,985	$81,902	$158,887
Gross client cash inflows	3,635	2,575	6,210
Gross client cash outflows	(4,477)	(2,476)	(6,953)
Net client cash flows	(842)	99	(743)
Artisan Funds’ distributions not reinvested (2)	(222)	—	(222)
Investment returns and other	5,179	4,739	9,918
Net transfers (3)	(46)	46	—
Ending assets under management	$81,054	$86,786	$167,840
Average assets under management	$78,511	$84,272	$162,783

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

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2025	(unaudited; in millions)
Beginning assets under management	$77,614	$83,594	$161,208
Gross client cash inflows	14,024	5,307	19,331
Gross client cash outflows	(15,918)	(10,445)	(26,363)
Net client cash flows	(1,894)	(5,138)	(7,032)
Artisan Funds’ distributions not reinvested (2)	(471)	—	(471)
Investment returns and other	12,818	14,783	27,601
Net transfers (3)	(27)	27	—
Ending assets under management	$88,040	$93,266	$181,306
Average assets under management	$82,857	$87,501	$170,358
September 30, 2024
Beginning assets under management	$72,763	$77,404	$150,167
Gross client cash inflows	11,643	6,358	18,001
Gross client cash outflows	(12,866)	(8,010)	(20,876)
Net client cash flows	(1,223)	(1,652)	(2,875)
Artisan Funds’ distributions not reinvested (2)	(398)	—	(398)
Investment returns and other	9,958	10,988	20,946
Net transfers (3)	(46)	46	—
Ending assets under management	$81,054	$86,786	$167,840
Average assets under management	$76,706	$81,808	$158,514

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

The following table sets forth our AUM by asset class:

Three Months Ended	Equity (1)	Credit (1)	Alternative (1)	Total
September 30, 2025	(unaudited; in millions)
Beginning assets under management	$156,117	$15,583	$3,845	$175,545
Gross client cash inflows	4,667	1,150	267	6,084
Gross client cash outflows	(7,774)	(436)	(203)	(8,413)
Net client cash flows	(3,107)	714	64	(2,329)
Artisan Funds’ distributions not reinvested (2)	(61)	(98)	(2)	(161)
Investment returns and other	7,717	411	123	8,251
Ending assets under management	$160,666	$16,610	$4,030	$181,306
Average assets under management	$157,461	$16,057	$3,895	$177,413
September 30, 2024
Beginning assets under management	$143,942	$11,670	$3,275	$158,887
Gross client cash inflows	4,076	1,982	152	6,210
Gross client cash outflows	(5,713)	(1,112)	(128)	(6,953)
Net client cash flows	(1,637)	870	24	(743)
Artisan Funds’ distributions not reinvested (2)	(128)	(94)	—	(222)
Investment returns and other	9,090	626	202	9,918
Ending assets under management	$151,267	$13,072	$3,501	$167,840
Average assets under management	$146,777	$12,675	$3,331	$162,783

Nine Months Ended	Equity (1)	Credit (1)	Alternative (1)	Total
September 30, 2025	(unaudited; in millions)
Beginning assets under management	$143,969	$13,877	$3,362	$161,208
Gross client cash inflows	14,893	3,583	855	19,331
Gross client cash outflows	(23,818)	(1,819)	(726)	(26,363)
Net client cash flows	(8,925)	1,764	129	(7,032)
Artisan Funds’ distributions not reinvested (2)	(186)	(281)	(4)	(471)
Investment returns and other	25,808	1,250	543	27,601
Ending assets under management	$160,666	$16,610	$4,030	$181,306
Average assets under management	$151,592	$15,084	$3,682	$170,358
September 30, 2024
Beginning assets under management	$137,368	$10,009	$2,790	$150,167
Gross client cash inflows	12,735	4,579	687	18,001
Gross client cash outflows	(18,102)	(2,138)	(636)	(20,876)
Net client cash flows	(5,367)	2,441	51	(2,875)
Artisan Funds’ distributions not reinvested (2)	(128)	(269)	(1)	(398)
Investment returns and other	19,394	891	661	20,946
Ending assets under management	$151,267	$13,072	$3,501	$167,840
Average assets under management	$143,817	$11,499	$3,198	$158,514

(1) Equity includes the following investment strategies: Mid-Cap Growth, Small-Cap Growth, Mid-Cap Value, Non-U.S. Growth, International Value, Global Opportunities, Global Equity, Value Equity, Global Value, Sustainable Emerging Markets, Global Discovery, Developing World, Non-U.S. Small-Mid Growth, International Explorer, Select Equity, Value Income and Franchise. Credit includes the following investment strategies: High Income, Floating Rate, Custom Credit Solutions, Emerging Markets Debt Opportunities, and Emerging Markets Local Opportunities. Alternative includes the following investment strategies: Antero Peak, Antero Peak Hedge, China Post-Venture, Credit Opportunities, Global Unconstrained and Global Special Situations.

(2) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

Results of Operations
Three months ended September 30, 2025, compared to three months ended September 30, 2024

	For the Three Months Ended September 30,		For the Period-to-Period
	2025	2024	$	%

Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues
Management fees	$301.3	$279.6	$21.7	8%
Performance fees	—	—	—	—%
Total revenues	301.3	279.6	21.7	8%
Operating Expenses
Total compensation and benefits	163.3	149.0	14.3	10%
Other operating expenses	36.2	37.4	(1.2)	(3)%
Total operating expenses	199.5	186.4	13.1	7%
Total operating income	101.8	93.2	8.6	9%
Non-operating income (expense)
Interest expense	(2.3)	(2.2)	(0.1)	(5)%
Other non-operating income (expense)	23.9	37.7	(13.8)	(37)%
Total non-operating income (expense)	21.6	35.5	(13.9)	(39)%
Income before income taxes	123.4	128.7	(5.3)	(4)%
Provision for income taxes	36.9	24.6	12.3	50%
Net income before noncontrolling interests	86.5	104.1	(17.6)	(17)%
Less: Noncontrolling interests - Artisan Partners Holdings	15.0	14.5	0.5	3%
Less: Noncontrolling interests - consolidated investment products	4.7	16.7	(12.0)	(72)%
Net income attributable to Artisan Partners Asset Management Inc.	$66.8	$72.9	$(6.1)	(8)%
Share Data
Basic earnings per share	$0.93	$1.03
Diluted earnings per share	$0.93	$1.03
Basic weighted average number of common shares outstanding	65,666,782	65,123,054
Diluted weighted average number of common shares outstanding	65,666,782	65,162,898
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $181.3 billion of AUM as of September 30, 2025 have performance fee billing arrangements.

The increase in revenues of $21.7 million, or 8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was driven primarily by a $14.6 billion, or 9% increase in our average AUM. The weighted average investment management fee, which excludes performance fees, was 67.5 basis points for the three months ended September 30, 2025, compared to 68.5 basis points for the three months ended September 30, 2024. The decrease in the weighted average investment management fee was due in part to amendments of certain investment management agreements as well as an increase in the AUM weighting of credit strategies with lower fee rates.

The following table sets forth investment advisory fees and the weighted average management fee by investment vehicle. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2025	2024	2025	2024

	(unaudited; dollars in millions)
Investment advisory fees	$108.8	$104.9	$192.5	$174.7
Weighted average management fee (2)	47.6 bps	49.5 bps	88.3 bps	88.4 bps
Percentage of ending AUM	51%	52%	49%	48%
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
Operating Expenses
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$136.1	$128.6	$7.5	6%
Long-term incentive compensation awards	27.2	20.4	6.8	33%
Total compensation and benefits	$163.3	$149.0	$14.3	10%
(1) Excluding long-term incentive compensation awards
The increase in compensation and benefits is primarily driven by a $7.3 million increase in short-term incentive compensation driven by higher revenues and a $6.8 million increase in long-term incentive compensation. The long-term incentive compensation increase was comprised of a $4.1 million increase from higher grant date value amortization of the awards as a result of the higher 2025 grant value as compared to the 2020 grant that was fully amortized in 2025 as well as a $2.7 million increase from market valuation changes.
Total compensation and benefits was 54% and 53% of our revenues for the three months ended September 30, 2025 and 2024, respectively.
Other operating expenses
Other operating expenses decreased $1.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in general and administrative costs, most notably decreases in travel and entertainment costs and professional fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended September 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Interest expense	$(2.3)	$(2.2)	$(0.1)	(5)%
Interest income on cash and cash equivalents and other	2.6	2.7	$(0.1)	(4)%
Net gain (loss) on the tax receivable agreements	0.6	(0.5)	1.1	220%
Net investment gain (loss) of consolidated investment products	8.7	23.1	(14.4)	(62)%
Net investment gain (loss) on nonconsolidated seed investments	2.6	3.6	(1.0)	(28)%
Net investment gain (loss) on nonconsolidated franchise capital investments	9.4	8.8	0.6	7%
Total non-operating income (expense)	$21.6	$35.5	$(13.9)	(39)%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments decreased $14.8 million in the aggregate for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, predominately due to market conditions.
Artisan's share of the $20.7 million total investment gains for the three months ended September 30, 2025 was $15.7 million, comprised of $10.1 million of gains on investments to hedge compensation plans and $5.6 million of gains on seed investments.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2025 and 2024 was 30.0% and 19.1%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended September 30, 2025 and 2024. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate in the three months ended September 30, 2025 included a $10.7 million charge associated with the enactment of the OBBBA, which increased the effective tax rate by 8.6%. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
We estimate that our GAAP and adjusted effective tax rates will increase 1% to 3% beginning in 2027 as a result of the compensation deduction limitation rules within the OBBBA.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as a result of equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

Nine months ended September 30, 2025, compared to Nine months ended September 30, 2024

	For the Nine Months Ended September 30,		Period-to-Period
	2025	2024	$	%

Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues
Management fees	$861.2	$814.7	$46.5	6%
Performance fees	—	0.1	(0.1)	(100)%
Total revenues	861.2	814.8	46.4	6%
Operating Expenses
Total compensation and benefits	484.3	445.7	38.6	9%
Other operating expenses	108.8	111.6	(2.8)	(3)%
Total operating expenses	593.1	557.3	35.8	6%
Total operating income	268.1	257.5	10.6	4%
Non-operating income (expense)
Interest expense	(6.5)	(6.5)	—	—%
Other non-operating income (expense)	80.0	76.4	3.6	5%
Total non-operating income (expense)	73.5	69.9	3.6	5%
Income before income taxes	341.6	327.4	14.2	4%
Provision for income taxes	81.8	65.3	16.5	25%
Net income before noncontrolling interests	259.8	262.1	(2.3)	(1)%
Less: Noncontrolling interests - Artisan Partners Holdings	40.3	38.9	1.4	4%
Less: Noncontrolling interests - consolidated investment products	24.0	33.2	(9.2)	(28)%
Net income attributable to Artisan Partners Asset Management Inc.	$195.5	$190.0	$5.5	3%
Share Data
Basic earnings per share	$2.73	$2.68
Diluted earnings per share	$2.73	$2.68
Basic weighted average number of common shares outstanding	65,562,800	64,802,431
Diluted weighted average number of common shares outstanding	65,562,800	64,840,056
Investment Advisory Revenues
The increase in revenues of $46.4 million, or 6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was driven primarily by a $11.8 billion, or 7%, increase in our average AUM. The weighted average management fee, which excludes performance fees, was 67.7 basis points for the nine months ended September 30, 2025, compared to 68.8 basis points for the nine months ended September 30, 2024. The decrease in the weighted average investment management fee was due in part to amendments of certain investment management agreements as well as an increase in the AUM weighting of credit strategies with lower fee rates.

The following table sets forth the investment advisory fees and weighted average management fee earned by investment vehicles. The weighted average management fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2025	2024	2025	2024

	(unaudited; dollars in millions)
Investment advisory fees	$314.4	$304.4	$546.8	$510.4
Weighted average management fee (2)	48.1 bps	49.7 bps	88.3 bps	88.7 bps
Percentage of ending AUM	51%	52%	49%	48%
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
Operating Expenses
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$406.6	$387.1	$19.5	5%
Long-term incentive compensation awards	77.7	58.6	19.1	33%
Total compensation and benefits	$484.3	$445.7	$38.6	9%
(1) Excluding long-term incentive compensation awards
The long-term incentive compensation increase was comprised of a $10.5 million increase from market valuation changes as well as a $8.6 million increase from higher grant date value amortization of the awards as a result of the higher 2025 grant value as compared to the 2020 grant that was fully amortized in 2025. Salaries, short-term incentive compensation and benefits increased 5% due to a $14.5 million increase in incentive compensation driven by higher revenues, and a $2.0 million increase in employee separation costs, primarily associated with the winding down of our China Post-Venture strategy as of June 30, 2025.

Total compensation and benefits was 56% and 55% of our revenues for the nine months ended September 30, 2025, and 2024, respectively.
Other operating expenses
Other operating expenses decreased $2.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a decrease in general and administrative costs, most notably decreases in travel and entertainment costs and professional fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period-to-Period
	2025	2024	$	%

	(unaudited; in millions)
Interest expense	$(6.5)	$(6.5)	$—	0%
Interest income on cash and cash equivalents and other	6.5	6.6	$(0.1)	(2)%
Net gain (loss) on the tax receivable agreements	0.6	(0.5)	1.1	220%
Net investment gain (loss) of consolidated investment products	38.5	45.6	(7.1)	(16)%
Net investment gain (loss) on nonconsolidated seed investments	7.0	6.9	0.1	1%
Net investment gain (loss) on nonconsolidated franchise capital investments	27.4	17.8	9.6	54%
Total non-operating income (expense)	$73.5	$69.9	$3.6	5%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments, and net investment gain (loss) on franchise capital investments increased $2.6 million in the aggregate for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, predominately due to market conditions.
Artisan's share of the $72.9 million total investment gains for the nine months ended September 30, 2025 was $48.3 million, comprised of $31.0 million of gains on investments to hedge compensation plans and $17.3 million of gains on seed investments.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 24.0% and 19.9% for the nine months ended September 30, 2025 and 2024, respectively.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the nine months ended September 30, 2025 and 2024. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate for the nine months ended September 30, 2025 included a $10.7 million charge from the enactment of the OBBBA, which increased the effective tax rate by 3.1%. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards and excess income tax benefits from the vesting of restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as a result of Holdings’ unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, (4) non-recurring expenses, and (5) the adjustment to deferred taxes as a result of the OBBBA enactment. These adjusted measures also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, (4) non-recurring expenses, and (5) the adjustment to deferred taxes as a result of the OBBBA enactment. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM’s current federal, state and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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
Non-recurring expenses represents non-recurring professional fees that are not reflective of core operations.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Reconciliation of non-GAAP financial measures:	(unaudited; in millions, except per share data)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$66.8	$72.9	$195.5	$190.0
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	15.0	14.5	40.3	38.9
Add back: Provision for income taxes	36.9	24.6	81.8	65.3
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	7.4	4.6	19.7	9.2
Add back: Net (gain) loss on the tax receivable agreements	(0.6)	0.5	(0.6)	0.5
Add back: Net investment (gain) loss of investment products attributable to APAM	(15.7)	(18.2)	(48.3)	(35.5)
Less: Adjusted provision for income taxes	27.1	24.4	71.2	66.3
Adjusted net income (Non-GAAP)	$82.7	$74.5	$217.2	$202.1

Average shares outstanding
Class A common shares	65.7	65.1	65.6	64.8
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.3	5.5	5.4	5.5
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.2	10.4	10.2	10.6
Adjusted shares	81.2	81.0	81.2	80.9

Basic earnings per share (GAAP)	$0.93	$1.03	$2.73	$2.68
Diluted earnings per share (GAAP)	$0.93	$1.03	$2.73	$2.68
Adjusted net income per adjusted share (Non-GAAP)	$1.02	$0.92	$2.67	$2.50

Operating income (GAAP)	$101.8	$93.2	$268.1	$257.5
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	7.4	4.6	19.7	9.2
Adjusted operating income (Non-GAAP)	$109.2	$97.8	$287.8	$266.7

Operating margin (GAAP)	33.8%	33.3%	31.1%	31.6%
Adjusted operating margin (Non-GAAP)	36.2%	35.0%	33.4%	32.7%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$66.8	$72.9	$195.5	$190.0
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	15.0	14.5	40.3	38.9
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	7.4	4.6	19.7	9.2
Add back: Net (gain) loss on the tax receivable agreements	(0.6)	0.5	(0.6)	0.5
Add back: Net investment (gain) loss of investment products attributable to APAM	(15.7)	(18.2)	(48.3)	(35.5)
Add back: Interest expense	2.3	2.2	6.5	6.5
Add back: Provision for income taxes	36.9	24.6	81.8	65.3
Add back: Depreciation and amortization	2.3	2.5	7.3	7.3
Adjusted EBITDA (Non-GAAP)	$114.4	$103.6	$302.2	$282.2

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(unaudited; in millions)
Cash and cash equivalents	$300.2	$201.2
Accounts receivable	114.0	118.7
Seed investments (1)	142.4	154.9
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan’s direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $222.2 million and $150.4 million of hedge investments made related to long-term incentive compensation plans as of September 30, 2025 and December 31, 2024, respectively.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $274.4 million of our cash and cash equivalents balance was invested in money market funds as of September 30, 2025.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2025, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of September 30, 2025, the balance of all seed investments, including investments in consolidated investment products, was $142.4 million. The seed investments are generally redeemable at our discretion, though subject to certain monthly or quarterly timing restrictions for the Artisan Private Funds. We monitor for opportunities to redeem our seed investments as sufficient scale in each investment strategy, vehicle and class, as applicable, is achieved.
During the nine months ended September 30, 2025, we also made investments of $46.8 million related to funded long-term incentive compensation plans. As of September 30, 2025, the value of investments held in connection with funded long-term incentive compensation plans was $222.2 million.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
On August 15, 2025, Artisan Partners Holdings issued $50 million of 5.43% Series G Senior Notes and used the proceeds, along with cash on hand, to repay the $60 million of 4.29% Series D Senior Notes that matured on August 16, 2025. The Company incurred debt issuance costs of $0.4 million related to the notes which are amortized as interest expense over the life of the instrument.
We have $190 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series E, Series F and Series G, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the nine months ended September 30, 2025.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2025.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2025 and 2024, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$14.8	$13.2	$37.0	$33.4
Holdings Partnership Distributions to APAM	96.2	84.4	239.8	208.4
Total Holdings Partnership Distributions	$111.0	$97.6	$276.8	$241.8
On October 28, 2025, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $27.5 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2025 and 2024:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Quarterly	Class A Common	$0.73	$0.71	$2.25	$2.00
Special Annual	Class A Common	$—	$—	$0.50	$0.34
Our board of directors declared, effective October 28, 2025, a variable quarterly dividend of $0.88 per share of Class A common stock with respect to the September quarter of 2025, payable on November 28, 2025 to stockholders of record as of the close of business on November 14, 2025. The variable quarterly dividend represents approximately 80% of the cash generated in the September quarter of 2025 and a pro-rata portion of 2025 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $303.1 million liability as of September 30, 2025. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2025, we made payments totaling $38.3 million related to the TRAs. We do not intend to make any additional payments in 2025. In 2026, we expect to make payments of approximately $40.4 million related to the TRAs.

Cash Flows

	For the Nine Months Ended September 30, 2025
	2025	2024

	(unaudited; in millions)
Cash and cash equivalents as of January 1	$268.2	$178.5
Net cash provided by operating activities	249.2	335.7
Net cash provided by (used in) investing activities	4.3	(24.5)
Net cash used in financing activities	(142.5)	(205.9)
Net impact of deconsolidation of consolidated investment products	(37.0)	(4.0)
Cash and cash equivalents as of September 30	$342.2	$279.8
Net cash provided by operating activities decreased $86.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. As a result of the $111.6 million increase in third party investment subscriptions into our consolidated investment products in the nine months ended September 30, 2025, our net purchase activity within those products increased $116.2 million. This was partially offset by a $26.8 million benefit from changes in working capital and a $10.6 million increase in operating income.
Investing activities consist of the purchase and sale of investment securities and the acquisition of property and equipment, and leasehold improvements. Net cash provided by (used in) investing activities decreased $28.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to seed redemptions in the nine months ended September 30, 2025.
Financing activities consist primarily of dividend payments to holders of our Class A common stock, partnership distributions to non-controlling interests, contributions to and distributions from consolidated investment products, and payments owed under the tax receivable agreements. Net cash used in financing activities decreased $63.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Investment subscriptions into consolidated investment products increased by $111.6 million, which was partially offset by an increase in dividend and distribution payments on higher earnings of $34.2 million and a net $10.0 million based on the decrease in the principal value of the Series G Senior Notes as compared to the retirement of the Series D Senior Notes that matured in August 2025.
During each of the nine months ended September 30, 2025 and September 30, 2024, the Company determined that it no longer had a controlling financial interest in an investment product that was previously consolidated. The investment product deconsolidated in the nine months ended September 30, 2025 resulted in a $33.0 million higher decrease in cash and cash equivalents, compared to the investment product deconsolidated in the nine months ended September 30, 2024.
Certain Contractual Obligations
As of September 30, 2025, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
We extended the lease on our largest office space for an additional ten years which increased our operating lease liabilities by $33.1 million.
As previously discussed in this report, the TRA liability decreased from $341.5 million at December 31, 2024 to $303.1 million at September 30, 2025. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2025, we made payments totaling $38.3 million related to the TRAs. We do not intend to make any additional TRA payments in 2025. In 2026, we expect to make payments of approximately $40.4 million related to the TRAs.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 8, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such instances during the three months ended September 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) None.
(b) None.
(c) During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	First Amendment to the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024; (ii) the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2025 and 2024; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2025 and 2024; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2025 and 2024.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: October 31, 2025

By:	/s/ Jason A. Gottlieb
Jason A. Gottlieb Chief Executive Officer and President (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)