Form 10-K
period 2025-12-31
Artisan Partners Asset Management Inc.
filed 2026-02-20
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common equity held by non-affiliates of the registrant at June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.1 billion based on the closing price of $44.33 for the Class A common stock, as reported on the New York Stock Exchange on that date.
For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share and Class C common stock, par value $0.01 per share, as of February 19, 2026 were 70,530,755, 1,137,929 and 8,917,476, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

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
•“Client” and “clients” refer to investors who access our investment management services by investing in funds, including Artisan Funds, Artisan Global Funds, Artisan Private Funds or other pooled investment vehicles (including collective investment trusts) for which we serve as investment adviser, or by engaging us to manage a separate account or provide a non-discretionary model portfolio in one or more of our investment strategies.
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
We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts (including pooled investment vehicles) invested in the same strategy, except for those accounts with respect to which we believe client-imposed investment restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars. The results of these excluded accounts, which represented approximately 18% of our AUM at December 31, 2025, are maintained in separate composites the results of which are not presented in this report.
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
In these materials, we present Value-Added, which is the difference, in basis points, between an Artisan strategy’s average annual gross return and the return of its respective benchmark. The benchmark used for purposes of presenting a strategy’s performance and calculating Value-Added is generally the market index most commonly used by our clients to compare the performance of the relevant strategy. For certain strategies that are managed for absolute return, the benchmark used for purposes of presenting a strategy’s performance and calculating Value-Added is the index used by the Company’s management to evaluate the performance of the strategy. Composites / Indexes used for the comparison calculations described are: Non-U.S. Growth Strategy / International Value Strategy-MSCI EAFE Index; Global Equity Strategy / Global Opportunities Strategy / Global Value Strategy / Franchise Strategy-MSCI All Country World Index; Global Discovery Strategy-MSCI All Country World Small Mid Cap Index; Non-U.S. Small-Mid Growth Strategy-MSCI All Country World Index Ex USA Small Mid Index; U.S. Mid-Cap Growth Strategy-Russell Midcap Growth® Index; U.S. Mid-Cap Value Strategy-Russell Midcap Value® Index; U.S. Small-Cap Growth Strategy-Russell 2000 Growth® Index; Value Equity Strategy-Russell 1000 Value® Index; Developing World Strategy / Sustainable Emerging Markets Strategy-MSCI Emerging Markets Index; High Income Strategy-ICE BofA U.S. High Yield Index; Credit Opportunities Strategy-ICE BofA U.S. Dollar 3-Month Deposit Offered Rate Constant Maturity Index; Antero Peak Strategy / Antero Peak Hedge Strategy / Select Equity Strategy / Value Income Strategy-S&P 500® Market Index; International Explorer Strategy-MSCI All Country World Index Ex USA Small Cap; Floating Rate Strategy-S&P UBS Leveraged Loan Index; Global Unconstrained Strategy-ICE BofA 3-Month U.S. Treasury Bill Index; Global Special Situations Strategy-ICE BofA Global High Yield Index; Emerging Markets Debt Opportunities Strategy-J.P. Morgan EMB Hard Currency/Local Currency 50-50; Emerging Markets Local Opportunities Strategy-J.P. Morgan GBI-EM Global Diversified Index. Where applicable, composite returns have been included for the following discontinued strategies and their indexes: Global Small-Cap Growth Strategy (Jul 1, 2013-Dec 31, 2016)-MSCI ACWI Small Cap Index; U.S. Small-Cap Value Strategy (Jun 1, 1997-Apr 30, 2016)-Russell 2000® Index; Non-U.S. Small-Cap Growth Strategy (Jan 1, 2002-Nov 30, 2018)-MSCI EAFE Small Cap Index; China Post-Venture Strategy (Apr 1, 2021-Jun 30, 2025)-MSCI China SMID Cap Index.
The MSCI indexes referenced herein are trademarks of MSCI Inc. MSCI makes no express or implied warranties or representations and shall have no liability whatsoever with respect to any MSCI data contained herein. The MSCI data may not be further redistributed or used to create indices or financial products. This report is not approved or produced by MSCI.
The Russell indexes referenced herein are trademarks of Russell Investment Group. Frank Russell Company (“Russell”) is the source and owner of the trademarks, service marks and copyrights related to the Russell Indexes. Russell® is a trademark of Frank Russell Company. Neither Russell nor its licensors accept any liability for any errors or omissions in the Russell Indexes and/or Russell ratings or underlying data and no party may rely on any Russell Indexes and/or Russell ratings and/or underlying data contained in this communication. No further distribution of Russell Data is permitted without Russell’s express written consent. Russell does not promote, sponsor or endorse the content of this communication.
The S&P indexes referenced herein are products of S&P Dow Jones Indices LLC (S&P DJI) and/or its affiliates and has been licensed for use. Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global, Inc. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P® is a registered trademark of S&P Global and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones). None of S&P DJI, Dow Jones, their affiliates or third party licensors makes any representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and none shall have any liability for any errors, omissions or interruptions of any index or the data included therein.
The ICE BofA indexes referenced herein are owned by ICE Data Indices, LLC, used with permission. Source ICE Data Indices, LLC is used with permission. ICE® is a registered trademark of ICE Data Indices, LLC or its affiliates and BofA® is a registered trademark of Bank of America

Corporation licensed by Bank of America Corporation and its affiliates (“BofA”), and may not be used without BofA’s prior written approval. The index data referenced herein is the property of ICE Data Indices, LLC, its affiliates (“ICE Data”) and/or its third party suppliers and, along with the ICE BofA trademarks, has been licensed for use by Artisan Partners Limited Partnership. ICE Data and its third party suppliers accept no liability in connection with the use of such index data or marks.
The J.P. Morgan indexes referenced herein are trademarks of J.P. Morgan. Information has been obtained from sources believed to be reliable but J.P. Morgan does not warrant its completeness or accuracy. Indices are used with permission and may not be copied, used or distributed without J.P. Morgan's prior written approval. Copyright 2025, J.P. Morgan Chase & Co. All rights reserved.
In this report, we present ratings from Morningstar, Inc., for the series of Artisan Funds. The Morningstar RatingTM for funds, or “star rating” is calculated for managed products (including mutual funds, variable annuity and variable life subaccounts, exchange-traded funds, closed-end funds and separate accounts) with at least a three-year history. Exchange-traded funds and open-ended mutual funds are considered a single population for comparative purposes. It is calculated based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a managed product's monthly excess performance, placing more emphasis on downward variations and rewarding consistent performance. The top 10% of products in each product category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars, and the bottom 10% receive 1 star. The Overall Morningstar Rating for a managed product is derived from a weighted average of the performance figures associated with its three-, five-, and 10-year (if applicable) Morningstar Rating metrics. The weights are: 100% three-year rating for 36-59 months of total returns, 60% five-year rating/40% three-year rating for 60-119 months of total returns, and 50% 10-year rating/30% five-year rating/20% three-year rating for 120 or more months of total returns. While the 10-year overall star rating formula seems to give the most weight to the 10-year period, the most recent three-year period actually has the greatest impact because it is included in all three rating periods. The ratings which form the basis for the information reflected in this report, and the fund categories in which they are rated, relating to each Fund's Investor Share Class are: Artisan Developing World Fund—Diversified Emerging Markets; Artisan Focus Fund—Large Growth; Artisan Global Discovery—Global Small/Mid Stock; Artisan Global Equity Fund—Global Large-Stock Growth; Artisan Global Opportunities Fund—Global Large-Stock Growth; Artisan Global Value Fund—Global Large-Stock Value; Artisan High Income Fund—High Yield Bond; Artisan International Fund—Foreign Large Growth; Artisan International Small-Mid Fund—Foreign Small/Mid Growth; Artisan International Value Fund—Foreign Large Blend; Artisan Mid Cap Fund—Mid-Cap Growth; Artisan Mid Cap Value Fund—Mid-Cap Value; Artisan Small Cap Fund—Small Growth; Artisan Sustainable Emerging Markets Fund—Diversified Emerging Markets; Artisan Value Fund—Large Value; Artisan Select Equity Fund—Large Value; Artisan International Explorer Fund—Foreign Small/Mid Blend; Artisan Floating Rate Fund—Bank Loan; Artisan Value Income Fund—Large Value; Artisan Global Unconstrained Fund—Nontraditional Bond; Artisan Emerging Markets Debt Opportunities Fund—Emerging Markets Bond. Morningstar ratings are initially given on a fund's three year track record and change monthly.
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

PART I
Item 1. Business
Overview
Founded in 1994, Artisan is a global multi-asset investment platform focused on providing high value-added active investment strategies in growing asset classes to sophisticated clients around the world. Since our founding, we have maintained a business model that is designed to maximize our ability to produce attractive investment results for our clients, and we believe this model has contributed to our success in doing so. We focus on attracting, retaining and developing talented investment professionals by creating an environment in which each investment team is provided ample resources and support, transparent and direct financial incentives, a high degree of investment autonomy, and a long-term time horizon. Each of our investment teams is led by one or more experienced portfolio managers and applies its own unique investment philosophy and process. We believe this autonomous investment team structure promotes independent analysis and accountability among our investment professionals, which we believe promotes superior investment results.
Each of our investment teams manages one or more investment strategies, each of which is designed to have a clearly articulated and consistent investment process that is well-understood by clients and managed to achieve long-term performance. Over our firm’s history, we have broadened our investment management capabilities in a disciplined manner that we believe is consistent with our overall philosophy of offering high value-added investment strategies. We have expanded our investment platform by launching new strategies managed by our existing investment teams, as well as by establishing or acquiring new investment teams when the ideal opportunity to do so arises. New investment strategies we have developed use a broad array of securities, instruments and techniques (which we call degrees of freedom) to differentiate returns and manage risk.
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
We derive essentially all of our revenues from investment management fees, which primarily are based on a specified percentage of clients’ average AUM. A small percentage of our clients and investors pay us performance fees or incentive allocations, in which a portion of the fee or allocation is based on the performance of clients’ accounts relative to a benchmark. Investment advisory fees are determined and set forth in the investment management agreements between us and our clients. Investment management agreements are generally terminable by our clients upon short or no notice. Statements regarding weighted average fee rates herein are inclusive of both management fees and performance fees (including incentive allocations), if applicable, as set forth in our investment management agreements. Artisan Funds and Artisan Global Funds do not have any performance fee or incentive allocation arrangements.
Investment Teams
We offer clients a broad range of actively managed investment strategies diversified by asset class, market cap and investment style. Each strategy is managed by one of the investment teams described below.
The following table sets forth total AUM and certain performance information for our investment teams and strategies as of December 31, 2025.

Investment Team and Strategy	AUM as of December 31, 2025	Composite Inception Date	Value-Added Since Inception Date (1) as of December 31, 2025	Fund Rating(2) as of December 31, 2025
	(in millions)
Growth Team
Global Opportunities	16,537	February 1, 2007	348	«««
Global Discovery	1,107	September 1, 2017	530	«««
U.S. Mid-Cap Growth	10,280	April 1, 1997	440	«««
U.S. Small-Cap Growth	2,782	April 1, 1995	260	«««
Franchise	553	October 1, 2024	35	Not Applicable

Global Equity Team
Global Equity	432	April 1, 2010	373	««««
Non-U.S. Growth	15,475	January 1, 1996	456	«««««

U.S. Value Team
Value Equity	5,750	July 1, 2005	149	««««
U.S. Mid-Cap Value	2,113	April 1, 1999	191	«
Value Income	17	March 1, 2022	(744)	««

International Value Group
International Value	53,064	July 1, 2002	515	«««««
International Explorer	912	November 1, 2020	401	«««
Global Special Situations	34	April 1, 2025	(140)	Not Applicable

Global Value Team
Global Value	36,280	July 1, 2007	301	««««
Select Equity	984	March 1, 2020	(147)	««««

Sustainable Emerging Markets Team
Sustainable Emerging Markets	2,537	July 1, 2006	118	««««

Credit Team
High Income	13,191	April 1, 2014	232	«««««
Credit Opportunities	367	July 1, 2017	1,091	Not Applicable
Floating Rate	93	January 1, 2022	84	««««
Custom Credit Solutions (3)	1,400	July 1, 2025	---	Not Applicable

Developing World Team
Developing World	4,283	July 1, 2015	531	««««

Antero Peak Group
Antero Peak	2,220	May 1, 2017	415	«««
Antero Peak Hedge	226	November 1, 2017	(73)	Not Applicable

International Small-Mid Team
Non-U.S. Small-Mid Growth	4,913	January 1, 2019	123	«««

EMsights Capital Group
Global Unconstrained	1,185	April 1, 2022	708	«««««
Emerging Markets Debt Opportunities	1,332	May 1, 2022	630	«««««
Emerging Markets Local Opportunities	1,861	August 1, 2022	395	Not Applicable

Total AUM as of December 31, 2025	179,928

(1) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See “Investment Performance, Client Cash Flows and AUM Information Used in this Report” for information regarding the benchmarks used. Value-added for periods less than one year is not annualized.

(2) The Overall Morningstar RatingTM applicable to the Artisan Fund managed to each investment strategy is derived from a weighted average of the performance figures associated with its three-year, five-year, and ten-year (if applicable) Morningstar Ratings metrics. Not all investment strategies have a corresponding series of Artisan Funds.

(3) Custom Credit Solutions represents assets managed by the Credit team within custom, investor-driven mandates for which there is no combined performance track record.
Growth Team
Our Growth team manages five investment strategies. James D. Hamel, Matthew H. Kamm, Jason L. White, Jay C. Warner and Angela Wu are portfolio managers of the Global Opportunities, Global Discovery, U.S. Mid-Cap Growth and U.S. Small-Cap Growth strategies. Mr. Hamel and Ms. Wu are the co-lead portfolio managers of the Global Opportunities and Franchise strategies; Mr. White is the lead portfolio manager of the Global Discovery strategy; Mr. Kamm and Mr. White are the co-lead portfolio managers of the U.S. Mid-Cap Growth strategy; and Mr. Warner is the lead portfolio manager of the U.S. Small-Cap Growth strategy.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Opportunities (February 1, 2007)
Average Annual Gross Returns	10.14%	16.73%	5.25%	12.42%	11.00%
MSCI All Country World Index	22.34%	20.63%	11.19%	11.71%	7.52%

Global Discovery (September 1, 2017)
Average Annual Gross Returns	13.25%	17.59%	5.33%	—%	13.51%
MSCI All Country World Small Mid Cap Index	19.29%	14.56%	7.27%	—%	8.21%

U.S. Mid-Cap Growth (April 1, 1997)
Average Annual Gross Returns	16.05%	18.13%	3.33%	12.08%	14.33%
Russell® Midcap Index	10.60%	14.34%	8.67%	11.00%	10.32%
Russell® Midcap Growth Index	8.66%	18.62%	6.64%	12.48%	9.93%

U.S. Small-Cap Growth (April 1, 1995)
Average Annual Gross Returns	9.56%	12.26%	(1.42)%	11.82%	10.55%
Russell® 2000 Index	12.81%	13.72%	6.09%	9.61%	9.05%
Russell® 2000 Growth Index	13.01%	15.57%	3.18%	9.57%	7.95%

Franchise (October 1, 2024)
Average Annual Gross Returns	21.10%	—%	—%	—%	16.89%
MSCI All Country World Index	22.34%	—%	—%	—%	16.54%

Global Equity Team
Our Global Equity team manages the Global Equity strategy and the Non-U.S. Growth strategy. Mark L. Yockey serves as portfolio manager of both strategies and Charles-Henri Hamker serves as portfolio manager of the Global Equity strategy and associate portfolio manager of the Non-U.S. Growth strategy. During 2025, the Company wound down the team’s China Post-Venture strategy.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Equity (April 1, 2010)
Average Annual Gross Returns	47.84%	25.85%	11.25%	14.37%	13.66%
MSCI All Country World Index	22.34%	20.63%	11.19%	11.71%	9.93%

Non-U.S. Growth (January 1, 1996)
Average Annual Gross Returns	37.93%	21.19%	9.83%	9.47%	10.22%
MSCI EAFE Index	31.22%	17.21%	8.92%	8.18%	5.66%

U.S. Value Team
Our U.S. Value team manages the Value Equity, U.S. Mid-Cap Value and Value Income strategies. Thomas A. Reynolds, Daniel L. Kane and Craig Inman serve as the portfolio managers for each strategy. Mr. Kane has announced his intention to step back from portfolio management responsibilities effective June 30, 2026; he will remain on the U.S. Value team as a managing director and adviser.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Value Equity (July 1, 2005)
Average Annual Gross Returns	14.66%	17.76%	13.28%	13.57%	9.86%
Russell® 1000 Index	17.37%	22.72%	13.58%	14.58%	10.97%
Russell® 1000 Value Index	15.91%	13.88%	11.32%	10.52%	8.37%

U.S. Mid-Cap Value (April 1, 1999)
Average Annual Gross Returns	2.82%	9.07%	7.82%	9.11%	11.48%
Russell® Midcap Index	10.60%	14.34%	8.67%	11.00%	9.67%
Russell® Midcap Value Index	11.05%	12.26%	9.82%	9.77%	9.57%

Value Income (March 1, 2022)
Average Annual Gross Returns	11.35%	11.48%	—%	—%	6.61%
S&P 500 Index	17.88%	22.98%	—%	—%	14.05%

International Value Group
The International Value Group, led by N. David Samra, manages three investment strategies: International Value, International Explorer and Global Special Situations. Mr. Samra and Ian P. McGonigle serve as portfolio managers and Benjamin L. Herrick serves as associate portfolio manager of the International Value strategy. Mr. Samra also serves as managing director of the International Explorer and Global Special Situations strategies. Beini Zhou and Anand Vasagiri serve as co-portfolio managers of the International Explorer strategy. Brian Louko serves as the portfolio manager of the Global Special Situations strategy.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
International Value (July 1, 2002)
Average Annual Gross Returns	24.05%	18.39%	12.97%	11.18%	12.03%
MSCI EAFE Index	31.22%	17.21%	8.92%	8.18%	6.88%

International Explorer (October 1, 2020)
Average Annual Gross Returns	20.17%	16.43%	10.57%	—%	14.83%
MSCI All Country World Index Ex USA Small Cap	29.26%	15.59%	6.90%	—%	10.82%

Global Special Situations Strategy (April 1, 2025)
Average Annual Gross Returns	—%	—%	—%	—%	7.22%
ICE BofA Global High Yield Index	—%	—%	—%	—%	8.62%

Global Value Team
Our Global Value team, led by Daniel J. O’Keefe, manages the Global Value and Select Equity strategies. Mr. O’Keefe serves as lead portfolio manager and Michael J. McKinnon serves as portfolio manager of both strategies.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Value (July 1, 2007)
Average Annual Gross Returns	35.45%	24.71%	14.65%	12.46%	10.22%
MSCI All Country World Index	22.34%	20.63%	11.19%	11.71%	7.21%

Select Equity (March 1, 2020)
Average Annual Gross Returns	30.58%	24.95%	13.91%	—%	15.77%
S&P 500 Index	17.88%	22.98%	14.42%	—%	17.24%

Sustainable Emerging Markets Team
Our Sustainable Emerging Markets (SEM) team manages one investment strategy. Maria Negrete-Gruson is the portfolio manager of the Sustainable Emerging Markets strategy.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Sustainable Emerging Markets (July 1, 2006)
Average Annual Gross Returns	43.91%	22.58%	5.99%	11.02%	6.95%
MSCI Emerging Markets Index	33.57%	16.38%	4.19%	8.41%	5.77%

Credit Team
Our Credit team manages the High Income, Credit Opportunities and Floating Rate strategies. Bryan C. Krug serves as portfolio manager of all three strategies. Seth B. Yeager also serves as portfolio manager of the Floating Rate strategy.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
High Income (April 1, 2014)
Average Annual Gross Returns	9.08%	11.74%	6.32%	8.16%	7.31%
ICE BofA US High Yield Index	8.50%	10.02%	4.49%	6.44%	4.99%

Credit Opportunities (July 1, 2017)
Average Annual Gross Returns	11.06%	18.58%	13.73%	—%	13.57%
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index	4.42%	5.00%	3.25%	—%	2.66%

Floating Rate (January 1, 2022)
Average Annual Gross Returns	7.50%	10.35%	—%	—%	7.45%
S&P UBS Leveraged Loan Index	5.94%	9.30%	—%	—%	6.61%

Developing World Team
Our Developing World team, led by Lewis S. Kaufman as portfolio manager, manages the Developing World strategy.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Developing World (July 1, 2015)
Average Annual Gross Returns	9.15%	22.93%	0.17%	13.37%	11.36%
MSCI Emerging Markets Index	33.57%	16.38%	4.19%	8.41%	6.05%

Antero Peak Group
The Antero Peak Group manages the Antero Peak and Antero Peak Hedge strategies. Christopher P. Smith is the portfolio manager of both strategies.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Antero Peak (May 1, 2017)
Average Annual Gross Returns	21.80%	23.66%	12.20%	—%	18.98%
S&P 500 Index	17.88%	22.98%	14.42%	—%	14.83%

Antero Peak Hedge (November 1, 2017)
Average Annual Gross Returns	18.28%	20.32%	9.92%	—%	13.86%
S&P 500 Index	17.88%	22.98%	14.42%	—%	14.59%

International Small-Mid Team

Our International Small-Mid team, led by Rezo Kanovich as portfolio manager, manages the Non-U.S. Small-Mid Growth strategy.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Non-U.S. Small-Mid Growth (January 1, 2019)
Average Annual Gross Returns	19.78%	10.73%	1.92%	—%	10.86%
MSCI All Country World Index Ex USA Small Mid Cap	30.74%	16.13%	6.80%	—%	9.63%

EMsights Capital Group

The EMsights Capital Group manages the Global Unconstrained, Emerging Markets Debt Opportunities and Emerging Markets Local Opportunities strategies. Michael A. Cirami and Sarah C. Orvin serve as the portfolio managers of each strategy.

	As of December 31, 2025
Investment Strategy (Composite Inception Date)	1 Year	3 Years	5 Years	10 Years	Inception
Global Unconstrained (April 1, 2022)
Average Annual Gross Returns	12.79%	11.30%	—%	—%	11.30%
ICE BofA 3-month Treasury Bill Index	4.18%	4.81%	—%	—%	4.22%

Emerging Markets Debt Opportunities (May 1, 2022)
Average Annual Gross Returns	16.77%	14.01%	—%	—%	13.74%
J.P. Morgan EMB Hard Currency/Local Currency 50-50	15.34%	9.54%	—%	—%	7.44%

Emerging Markets Local Opportunities (August 1, 2022)
Average Annual Gross Returns	25.39%	13.73%	—%	—%	13.16%
J.P. Morgan GBI-EM Global Diversified Index	19.26%	9.47%	—%	—%	9.21%

Grandview Property Partners

On January 2, 2026, we closed on the acquisition of Grandview Property Partners, a real estate private equity firm specializing in originating, developing, acquiring and managing middle market properties across the United States. Grandview has raised three closed-end draw-down funds since its founding and, as of January 31, 2026, managed approximately $895 million in institutional assets across its flagship fund series and co-investment program. The leadership team of Grandview consists of Rajesh G. Menon, Dean Sotter, Eric Freeman and Jeffrey Usas.

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
Institutional Channel
Our institutional distribution channel includes institutional clients, such as U.S.-registered mutual funds, non-U.S. funds and collective investment trusts we advise; state and local governments; employee benefit plans including Taft-Hartley plans; foundations; and endowments. Our institutional channel also includes AUM sourced from defined contribution plans. We offer our investment products to institutional clients directly and by marketing our services to the investment consultants and advisors that advise them. As of December 31, 2025, approximately 25% of our AUM were attributed to clients represented by investment consultants. As of December 31, 2025, 39% of our AUM were sourced through our institutional channel.

Intermediated Wealth Channel
We maintain relationships with a number of major brokerage firms and larger private banks and trust companies at which the process for identifying which investment products to offer has been centralized to a relatively limited number of key decision-makers that exhibit institutional-like decision-making behavior. We also maintain relationships with a number of financial advisory firms and broker-dealer advisors that offer our investment products to their clients. AUM sourced via these third-party financial intermediaries constitute the majority of our intermediated wealth channel. Our intermediated wealth channel also includes AUM from investors who invest in Artisan Funds directly or through mutual fund supermarkets. As of December 31, 2025, approximately 61% of our AUM were sourced through our intermediated wealth channel.
Access Through a Range of Investment Vehicles
Our clients access our investment strategies through a range of investment vehicles, including separate accounts and pooled vehicles. As of December 31, 2025, Artisan Funds and Artisan Global Funds accounted for approximately 49% of our total AUM, and approximately 51% of our AUM were managed in separate accounts and other pooled vehicles.
Separate Accounts and Other Pooled Investment Vehicles (“Separate Accounts and Other”)
We manage traditional separate accounts within most of our investment strategies. As of December 31, 2025, we managed 208 traditional separate accounts spanning 126 client relationships, with our largest separate account relationship representing approximately 12% of our AUM. These separate account clients include both institutional and intermediated wealth channel relationships, such as pension and profit sharing plans, corporations, trusts, endowments, foundations, charitable organizations, high net worth individuals, governmental entities, insurance companies, commingled investment vehicles, investment advisers and other financial institutions, trustees of collective investment trusts and investment companies and similar pooled investment vehicles. The fees we charge on separate accounts vary by client, investment strategy and the size of the account. Fees are accrued on a monthly basis and are generally paid quarterly in arrears.
A number of our investment strategies are accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts, or CITs. We act as investment adviser to the CITs and earn a management fee for providing this service. As of December 31, 2025, CITs represented approximately 5% of our AUM.
Certain of our investment strategies are offered through Artisan-sponsored, unregistered pooled investment vehicles, referred to as Artisan Private Funds. For serving as investment adviser to Artisan Private Funds, we earn a management fee and, for certain funds, are entitled to receive either an allocation of profits or a performance-based fee. As of December 31, 2025, Artisan Private Funds comprised approximately 2% of our AUM.
In our reporting materials, unless otherwise stated, our “separate accounts and other” AUM includes assets we manage in traditional separate accounts, Artisan-branded CITs and Artisan Private Funds, as well as certain Custom Credit Solutions, which represent assets managed by the Credit team within custom, investor-driven mandates. In addition, assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority are included within the “separate accounts and other” category. As of December 31, 2025, assets under advisement represented less than 1% of our AUM.
Artisan Funds and Artisan Global Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in most of our strategies through Artisan Funds. We serve as the investment adviser to each series of Artisan Funds, which are SEC-registered mutual funds that offer no-load, no 12b-1 share classes designed to meet the needs of a range of investors. Each series of Artisan Funds corresponds to an investment strategy we offer to clients. We earn management fees, which are based on the average daily net assets of each Artisan Fund and are paid monthly, for serving as investment adviser to these funds. As of December 31, 2025, Artisan Funds represented approximately 44% of our AUM.
We also serve as investment manager of Artisan Global Funds, a family of Ireland-based UCITS funds. Artisan Global Funds provides non-U.S. investors with access to a number of our investment strategies in a pooled vehicle structure. We earn investment management fees, which are based on the average daily net assets of each sub-fund and are generally paid monthly, for serving as investment adviser to these funds. As of December 31, 2025, Artisan Global Funds represented approximately 5% of our AUM.
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
Artisan Partners Limited Partnership, Artisan Partners UK LLP and Grandview Property Partners are registered with the SEC as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). Artisan Funds and several of the investment companies Artisan Partners Limited Partnership sub-advises are registered under the Investment Company Act of 1940 (the “1940 Act”). The Advisers Act and the 1940 Act, together with other applicable securities laws and the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of investment advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations, ranging from fines and censures to, in the case of investment advisers, the termination of an adviser’s registration.
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
The legislative and regulatory environment in the U.S. is subject to continual change. In addition, the firm’s increasing product and vehicle complexity introduces a broader and evolving set of regulatory requirements. New or changing legal or regulatory requirements can add further complexity to our business and operations, and addressing such requirements may require substantial expenditures of time and capital.
Non-U.S. Regulation
In addition to the extensive regulation we are subject to in the United States, a number of our subsidiaries and certain of our non-U.S. operations are subject to regulation in non-U.S. jurisdictions. Some laws in non-U.S. jurisdictions are also extra-territorial and may apply to our business.
Artisan Partners UK LLP is authorized and regulated by the U.K. Financial Conduct Authority, which is responsible for the conduct of business and supervision of financial firms in the United Kingdom. Artisan Partners UK LLP and employees who conduct FCA-regulated activities, such as the distribution of Artisan Global Funds and the provision of advisory services within the U.K., are subject to applicable FCA rules. The FCA imposes a comprehensive system of regulation that is primarily principles-based (compared to the primarily rules-based U.S. regulatory system) and govern, among other things, capital resources requirements, senior management arrangements, business conduct, interaction with clients, and systems and controls.
APEL Financial Distribution Services Limited is authorized and regulated by the Central Bank of Ireland, which regulates our Irish business activities, including our management and distribution of Artisan Global Funds, a family of Ireland-domiciled UCITS funds. Artisan Global Funds are registered for sale in many countries around the world, both in the EU and beyond, and thus are also subject to the laws of, and supervision by, the governmental authorities of those countries.
Artisan Partners Hong Kong Limited, our Hong Kong subsidiary, is licensed and regulated by the Hong Kong Securities and Futures Commission (the “SFC”). Artisan Partners Hong Kong Limited and its employees conducting regulated activities under the Securities and Futures Ordinance are subject to the rules, codes and guidelines issued by the SFC from time to time.

We have historically operated in Australia on the basis of a “sufficient equivalence relief” exemption from local licensing with the Australian Securities and Investments Commission. The current “sufficient equivalence relief” regime is the subject of new proposed legislation, which, if passed, will replace the current licensing regime for foreign financial service providers like us. Currently, foreign financial service providers can continue to rely on the “sufficient equivalence relief” until March 2027, and Artisan Partners Limited Partnership or its affiliates may need to apply for and obtain an Australian financial services license or rely on a new exemption by then.
Certain Artisan Private Funds are regulated as mutual funds under the Mutual Funds Law (as amended) of the Cayman Islands. The Cayman Islands Monetary Authority has supervisory and enforcement powers to ensure the funds’ compliance with the Mutual Funds Law.
Our business is also subject to the rules and regulations of the countries in which we conduct distribution or investment management activities. We have relationships with clients located outside of the U.S., which are subject to the laws and regulations of the jurisdictions in which the client is domiciled. In addition, 50% of our AUM were invested in securities denominated in currencies other than the U.S. dollar as of December 31, 2025. Our investments in these non-U.S. securities subject us to certain laws and regulations of the jurisdictions in which the issuer resides or is traded. We may also be subject to U.S. laws and regulations with respect to our distribution or investment management activities in non-U.S. markets, including in jurisdictions that may be considered higher risk.
We may become subject to additional regulatory demands in the future to the extent there are regulatory changes in jurisdictions in which we currently operate or invest, or we expand our business in existing and new jurisdictions. See “Risk Factors—Risks Related to Legal or Regulatory Factors and Taxation.”
Industry Trends and Competition
The investment management industry continues to evolve as market trends and other forces create headwinds for traditional asset management firms.
•Passive and alternative investment options continue to gain market share, while traditional actively managed equity strategies, in particular, continue to remain in net outflows.
•Shifts in the global distribution landscape continue to put pressure on traditional distribution practices.
In response to these and other headwinds, we have continued to build out our alternatives capabilities and increase degrees of investment freedom within our existing investment strategies. We also regularly evaluate potential new investment teams and talent, as well as new investment structures and vehicles in an effort to enhance and expand our investment platform. In addition, we continue to evolve our distribution structure, incorporating specialized resources, expanding strategic partnerships and evolving our product architecture to align with client demand.
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

Human Capital Resources
As a talent-driven business, we believe our people are the firm’s greatest asset. We commit tremendous energy to talent management. As of December 31, 2025, we employed 567 associates. Approximately 29% of our associates work within our investment teams, 19% within our distribution teams and 52% within our business management and operations teams. Approximately 94% of our associates operate from our U.S. offices and 6% operate from our offices outside of the U.S.
We seek to recruit, retain and promote outstanding people at all levels and in all functions, who thrive in broad roles and want to maximize their potential. The firm seeks people with creative perspectives and an entrepreneurial spirit who are self-motivated to build their careers in alignment with our purpose of generating and compounding wealth for clients. Recognizing that talent exists everywhere, we are committed to identifying and advancing the best talent that will thrive in our business.
We focus on providing a professional environment where our associates can be successful over a long-term time horizon, ideally throughout their careers. Our commitment to human capital development takes many forms, including supporting ongoing education and professional development, offering a flat management structure with easy access to senior managers and working closely with associates on career goals and interests to create development pathways and opportunities for advancement when possible.
Through Artisan Unity, we support associate-led groups that strengthen community and help our associates to do their best work. These groups reinforce our commitment to an environment where our talented associates are supported and able to thrive. As collaborative networks, they encourage engagement, promote professional and personal growth and promote unity across our community.
As an ideal home for talent, we provide attractive compensation and benefits programs. We regularly review compensation paid to associates to ensure it is competitive, equitable and fair for the role, experience, location and individual contribution. We provide equity or equity-linked incentives to all of our associates in order to align their economic interests with those of our clients and stockholders. We encourage our associates to save for retirement. In the U.S., we match 100% of associate 401(k) contributions dollar for dollar (fully vested), up to the IRS limit. We also maintain competitive retirement programs or benefits for all non-U.S. associates. In addition, we offer a comprehensive benefits program that is available to all associates regardless of title, role or responsibility.
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
To achieve our purpose, we must continue to thoughtfully grow our business over the long term while preserving a consistent environment in which our talented investment professionals and associates can thrive. Maintaining our talent-driven business model and investment-focused culture is critical to providing a stable environment for our associates, generating sustainable, long-term investment outcomes for clients and creating long-term successful financial outcomes for shareholders.
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
•Using a deliberate process to bring on new investment talent, launch new strategies and vehicles and build sustainable franchises. We are patient in developing our talent, teams and strategies. We are comfortable with evolving—and sometimes even disrupting—our firm to increase the probability of long-term successful investment outcomes through market cycles.
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

Our Structure
Holding Company Structure
We are a holding company and our assets principally consist of our ownership of partnership units of Artisan Partners Holdings, deferred tax assets and cash. As the sole general partner of Artisan Partners Holdings, we operate and control all of its business and affairs, subject to certain voting rights of its limited partners. We conduct all of our business activities through operating subsidiaries of Artisan Partners Holdings. Net profits and net losses are allocated based on the ownership of partnership units of Artisan Partners Holdings. As of December 31, 2025, we owned approximately 87% of Artisan Partners Holdings, and the other 13% was owned by the limited partners of Artisan Partners Holdings.
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

The diagram below depicts our organizational structure as of December 31, 2025:

(1)
Our employees to whom we have granted equity have entered into a stockholders agreement with respect to all shares of our common stock they have acquired from us and any shares they may acquire from us in the future, pursuant to which they granted an irrevocable voting proxy to a stockholders committee currently consisting of Jason A. Gottlieb (Chief Executive Officer and President), Eric R. Colson (Executive Chair) and Charles J. Daley, Jr. (Chief Financial Officer). The stockholders committee, by vote of a majority of its members, will determine the vote of all of the shares subject to the stockholders agreement. In addition to owning all of the shares of our Class B common stock, our employee-partners, together with our other employees, owned unvested restricted shares of our Class A common stock representing approximately 7% of our outstanding Class A common stock as of December 31, 2025.

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
In addition to our key investment professionals, we also depend on the contributions of our senior management team led by Jason A. Gottlieb and Eric R. Colson, and certain marketing and client service personnel who have direct contact with our institutional clients, consultants, intermediaries and other key individuals within our distribution channels. Despite our efforts to implement succession plans, the loss of any of these key professionals could limit our ability to successfully execute our business strategy or adversely affect our ability to retain existing and attract new client assets and related revenues.
Competition for highly-skilled and motivated portfolio managers and other key investment professionals is intense, and such professionals have an increasing number of employment options beyond traditional asset management firms, including multi-manager platforms, alternative investment firms, family offices and insurance companies. Any of our key professionals may resign at any time, retire, join our competitors or form a competing company. Although many of our portfolio managers and each of our named executive officers are subject to one-year post-employment non-compete obligations, these non-competition provisions are not enforceable in certain jurisdictions or may not be enforceable to their full extent. In addition, we have in the past and may again in the future agree to waive non-competition provisions or other restrictive covenants applicable to former key professionals in light of the circumstances surrounding their relationship with us. We do not carry “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our key professionals.
Changes to our investment environment or compensation structures, or decisions related to resource allocation, could cause instability within our investment teams and/or have an adverse effect on the performance of our investment strategies, our financial results and our ability to grow.
Attracting, developing and retaining talented investment professionals is an essential component of our business strategy. To do so, it is critical that we continue to foster an environment and provide opportunities, compensation and benefits that are attractive for existing and prospective investment professionals within an increasingly complex platform. If we are unsuccessful in maintaining such an environment or compensation levels or structures, for example if the activities we undertake in pursuit of growing new areas of our business impact our ability to simultaneously maintain our traditional equity-focused investment teams and strategies, our existing investment professionals may leave our firm or fail to produce their best work on a consistent, long-term basis and/or we may be unsuccessful in attracting talented new investment professionals, any of which could negatively impact the performance of our investment strategies, our financial results and our ability to grow.
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
With respect to asset-based revenues, each of our investment teams shares a bonus pool consisting of a percentage of the asset-based revenues earned by the strategies managed by the respective team, which is generally set at 25% depending on strategy type. Each team is also entitled to a share of the performance-based revenues earned by the strategies it manages. The revenue share directly links the majority of the investment teams’ cash compensation to long-term growth in revenues, which, over the long-term, we believe is primarily linked to investment performance. We also provide supplemental incentive payments to investment professionals in support of new or subscale teams or strategies or franchise development efforts.
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
We also grant franchise capital awards to investment professionals to enhance the alignment between our investment professionals and clients, and to provide investment professionals with greater control over their long-term economic outcome. Franchise capital awards are cash awards that are subject to the same long-term vesting and forfeiture provisions as the restricted share-based awards described above. Prior to vesting, the franchise capital awards will generally be invested in one or more of the investment strategies managed by the award recipient’s investment team.
We regularly assess the effectiveness of our compensation arrangements and long-term incentive structures in aligning the long-term interests of our investment professionals with those of our clients and stockholders and consider whether different, or modified, arrangements or structures would enhance incentives for long-term growth and succession planning.
The implementation of new or modified compensation arrangements or long-term incentive programs has in the past led to friction within our investment teams. Future modifications to compensation arrangements or long-term incentive programs, or other decisions relating to resource allocation, could cause instability within our investment teams if those modifications or decisions were perceived to negatively impact portfolio managers’ economic outcomes or treated teams differently from one another. In addition, any new arrangements or structures could materially impact our financial performance and results (or expectations about our future financial performance and results), reduce the amount of cash available for dividends and distributions to our stockholders and partners or result in dilution to other stockholders.
Market and Investment Performance Risks
Poor investment performance leads to a loss of AUM which reduces our revenues and negatively impacts our financial condition.
Our financial results are impacted by changes in the total level of our AUM. The performance of our investment strategies is critical in retaining existing client assets and in attracting new client assets. Poor performance, as compared to third-party benchmarks or competitive products, causes financial intermediaries, advisors and consultants to remove our investment products from recommended lists and can result in lower Morningstar and Lipper ratings and rankings. During periods of long-term poor performance, our clients have in the past withdrawn funds from our investment strategies and, in some cases, have decided to end their relationship with us entirely. In addition, our ability to attract new client assets is adversely affected by prolonged periods of poor performance. A decrease in the value of our AUM as a result of poor performance has in the past, and would in the future, have an adverse impact on our revenues, as nearly all of the investment management fees we earn are based on a specified percentage of clients’ average AUM. Poor performance also reduces revenues attributed to performance-based fees.
Our investment strategies can perform poorly for a number of reasons, including general market conditions; investor sentiment about market and economic conditions, as well as investment styles and philosophies; investment decisions; the performance of the companies in which our investment strategies invest and the currencies in which those investments are made; the liquidity of securities or instruments in which our investment strategies invest; our inability to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis; and our inability to retain key investment professionals and other personnel.
Moreover, even when our strategies experience strong results relative to the market, client allocations to our strategies typically increase relative to their other investments, often resulting in subsequent withdrawals as our clients rebalance their investments to meet their asset allocation preferences despite our strong results.
While clients do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent clients are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract, breach of fiduciary duty or similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise and/or our investment professionals under various U.S. and non-U.S. laws.
Difficult market conditions typically adversely affect our business in many ways, including by reducing our AUM and causing clients to withdraw funds, each of which reduces our revenues and impacts our financial condition.
Financial markets have experienced, and may continue to experience, volatility and disruption amid continued concerns about elevated inflation, uncertainty around the timing and extent of changes in interest rates, economic and trade policy, effects of geopolitical tensions, conflicts and wars, and other global economic conditions. This continued volatility and uncertainty in global financial markets has impacted, and may continue to impact, the value of our AUM. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM result in corresponding fluctuations in our revenues and earnings. Difficult market conditions have in the past and may in the future cause investors in the mutual funds we advise to redeem their investments in those funds which they can do at any time and without prior notice. Our separate account clients have in the past and may in the future reduce the aggregate amount of AUM with us with minimal or no notice for any reason, including due to deteriorating financial market conditions. In addition, the prices of the securities held in the portfolios we manage have in the past and may in the future decline for any number of reasons beyond our control, including, among others, a declining market, general economic downturn or recession, political uncertainty, inflation rates, interest rates, natural disasters, war, acts of terrorism, social, civil or political unrest, public health crises, changes in trade policies, including the imposition of new or increased tariffs and the economic impact, volatility and uncertainty resulting therefrom, the imposition of economic sanctions or other unpredictable events.
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
Several of our investment strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange risks and may face heightened tax, political, social, economic and legal risks.
As of December 31, 2025, approximately 48% of our AUM were invested in strategies that primarily invest in securities of non-U.S. companies. Some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Approximately 50% of our AUM were invested in securities denominated in currencies other than the U.S. dollar at December 31, 2025. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, would likely result in lower revenue and profits. See “Qualitative and Quantitative Disclosures Regarding Market Risk-Exchange Rate Risk” in Item 7A of this report for more information about exchange rate risk.
Investments in non-U.S. issuers face heightened tax, political, social, economic and legal risks. Non-U.S. issuers are affected by tax positions taken in countries or regions in which we are invested. Declining tax revenues have in the past and could in the future cause governments to assert their ability to tax the local gains and/or income of foreign investors, which has in the past and could in the future adversely affect clients’ interests in investing outside their home markets.
The price and liquidity of securities traded in non-U.S. markets may be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. For example, in response to Russia’s invasion of Ukraine, the U.S. and other countries imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations, which has impacted the value and liquidity of Russian holdings. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest where markets are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. In addition to our Sustainable Emerging Markets and Developing World strategies, and the strategies managed by the EMsights Capital Group, which invest primarily in emerging markets, several of our other investment strategies are permitted to invest, and do invest, in emerging or less developed markets to a more limited extent.
Competition and Distribution Risks
We may not be able to maintain our current fee rates as a result of poor investment performance, competitive pressures, changes in global markets and asset classes, changes in our business mix or for other reasons, which could have a material adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee rates for any number of reasons, including as a result of poor investment performance, competitive pressures, changes in global markets and asset classes or as a result of changes in our business mix. Although our investment management fees vary by client, investment strategy and investment vehicle, we historically have been successful in maintaining an attractive overall rate of fee and profit margin due to the strength of our investment performance and our focus on high value-added investment strategies. However, the general trend toward lower fees in the investment management industry as a result of competition and regulatory and legal pressures continues. In order to maintain our fee structure in a competitive environment, we must retain the ability to decline additional assets to manage from potential clients who demand lower fees even though our revenues may be adversely affected in the short term. In addition, we must be able to continue to provide clients with investment returns and service that our clients believe justify our fees.
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
Our ability to attract additional assets to manage is highly dependent on our access to third-party intermediaries. We gain access to investors primarily through consultants and other third parties that advise institutional clients, as well as through 401(k) and mutual fund platforms, brokerage firms, private banks, trust companies, financial advisors and other financial intermediaries through which shares of our funds are sold or that offer our investment products to their clients. We have relationships with some third-party intermediaries through which we access clients in multiple distribution channels. Our two largest intermediary relationships across multiple distribution channels each represented approximately 9% of our total AUM as of December 31, 2025.
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
We access institutional clients primarily through consultants upon whose referrals our institutional business is highly dependent. These consultants review and evaluate our products and our firm from time to time. As of December 31, 2025, the investment consultant advising the largest portion of our AUM represented approximately 4% of our total AUM. Poor reviews or evaluations of us or a particular strategy may result in client withdrawals or may impair our ability to attract new assets through these consultants.
The investment management industry is intensely competitive and experiencing transformative pressures. Failure to address these transformative pressures and remain competitive could negatively impact our business.
Competition within the investment management industry is based on a variety of factors, including investment performance, management fee rates, continuity of investment professionals and client relationships, the quality of client service, corporate positioning and business reputation, continuity of distribution arrangements with intermediaries and product mix and offerings. In addition, the investment management industry is facing transformative pressures and trends from a variety of different sources including continued fee pressure; a continued shift away from actively managed equity strategies towards alternative, passive and smart beta strategies; increased demands from clients and distributors for client engagement and services; a trend towards intermediaries developing fewer relationships and partners and reducing the number of investment managers they work with; and advances in technology and digital wealth and distribution tools. A number of factors, including the following, serve to increase our competitive risks:
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

•The majority of our investment strategies are traditional active equity products, compared to alternative products where investor allocations continue to grow.
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
We seek to recruit new investment teams that manage high value-added investment strategies and allow us to grow strategically. We also look to develop new, differentiated strategies or vehicles managed by our existing teams. We expect the costs associated with establishing a new investment team, strategy or vehicle to initially exceed the revenues generated, which negatively impacts our results of operations. New strategies or vehicles, whether managed by a new team or by an existing team, can and do make investments or present operational, legal, regulatory or distribution-related issues and risks that we have not yet encountered or with which we have less experience. The incorporation of new teams, strategies, vehicles and types of investments could strain our resources and increase the likelihood of an error or failure, a risk which is exacerbated by the increasingly complex and specialized nature of newer investment teams and strategies. The establishment of new teams or strategies, in particular, alternative-focused investment teams or strategies, may also cause us to make changes to our traditional compensation and economic model, which could reduce our profitability and harm our firm’s culture.
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
From time to time, we also consider other strategic opportunities, including potential acquisitions or similar transactions, which may impact our business. In January 2026, we completed our first acquisition with the purchase of Grandview Property Partners and began a phased integration designed to minimize disruption to operations and stakeholders. We cannot be certain that we will be able to identify and successfully complete such transactions in the future, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. These initiatives, including the acquisition of Grandview, typically involve a number of risks and present financial, managerial and operational challenges to ongoing business operations. Such risks include the required investment of capital and other resources; unanticipated problems regarding integration and oversight of a new business, additional or new regulatory requirements, operating facilities and technologies and new employees; distracting management and other key personnel from our existing businesses; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction. There is no guarantee we will realize the anticipated benefits from any such transactions in a timely manner, if at all.
We derive substantially all of our revenues from contracts and relationships that may be terminated upon short or no notice.
We derive substantially all of our revenues from investment management agreements, all of which are terminable by clients upon short or no notice. Our investment management agreements with U.S. registered mutual funds, as required by law, are generally terminable by the funds’ boards or a vote of a majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be renewed annually by that fund’s board, including by its independent members. In addition, all of our separate accounts and some of the mutual funds that we sub-advise have the ability to re-allocate all or any portion of the assets that we manage away from us at any time with little or no notice. The decrease in revenues that could result from the termination of a material client relationship or the re-allocation of assets away from us could have a material adverse effect on our business.
Investors in many of the funds we advise can redeem their investments at any time without prior notice or with fairly limited notice, which would reduce our AUM and could adversely affect our earnings.
Investors in the mutual funds, UCITS funds, and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice. Investors in certain other pooled vehicles may redeem their investments with fairly limited prior notice. Investors may redeem for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved or their own financial condition and requirements.

In a declining stock market, the pace of redemptions could accelerate. Redemptions reduce our AUM and adversely affect our revenues.
The majority of our AUM are managed in primarily long-only, equity investment strategies, which exposes us to greater risk than certain of our competitors who may manage more assets in diverse strategies.
Our investment strategies that we classify as being within the equity asset class accounted for approximately 88% of our AUM as of December 31, 2025. Under market conditions in which there is a general decline in the value of equity securities, the AUM in each of these strategies is likely to decline. Although certain strategies have the ability to take short positions in equity securities, such investments have not typically been made in practice. In addition, there is no guarantee that such short positions would meaningfully offset the poor performance of our long-only equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our AUM and related revenues more volatile.
Our credit and alternative investment strategies present investment, operational, distribution and other risks that are different in kind and/or degree from those presented by our earlier investment strategies and dealing with those risks presents us with new challenges.
Our credit and alternative investment strategies have the ability to make investments that present different risks and/or degrees of risk than our earlier strategies, many of which invest primarily in publicly traded equity securities. For example, several of our newest strategies invest in securities that are not publicly traded. We may be prohibited from selling these investments for a period of time and generally will be unable to sell these securities publicly unless their sale is registered under applicable securities law or an exemption from such registration is available. Illiquid securities are more difficult to value and dispose of when desired and, under certain circumstances, may make it more difficult to manage investors’ redemption requests. Several of our existing strategies, and strategies we may offer in the future, can and do invest in certain instruments (such as derivative securities) and engage in activities (such as shorting and use of leverage) the complexity of which may increase the risk of operational errors. Any such errors could damage our reputation or result in regulatory scrutiny or legal liability. In addition, any real or perceived problems could cause a disproportionate negative impact on our business and reputation.
Several of our newer investment strategies are primarily offered through private funds, which present operational, regulatory and distribution-related risks that are different from those associated with the mutual funds and traditional separate accounts through which we offer our earlier investment strategies. In the future, we expect to offer investment strategies through different types of investment vehicles and fund structures which could present different types of operational, regulatory and distribution-related risks with which we have little to no experience. For example, our reputation as a long-only manager of traditional investment products has been an impediment to penetrating new channels and selling our newer alternative investment strategies. Although we continue to build out a team of distribution professionals with deep alternatives experience and strong fundraising networks, we cannot be sure that these changes will have a meaningful impact on selling our alternatives strategies. In general, the complexity of these newer strategies and vehicles could strain our resources and increase the likelihood of real or perceived problems, which could damage our reputation or result in regulatory scrutiny or legal liability.
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
We may, from time to time, strategically manage our exposure to market, interest or exchange rate risks on our own behalf or on behalf of our clients. However, because our clients invest in our investment strategies in order to gain exposure to the portfolio securities of the respective strategies, we have not adopted corporate-level risk management policies to manage market, interest rate or exchange rate risks that would affect the value of our overall AUM.
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
Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
Investments by our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, increases in interest rates and borrowing costs, changes in demand for properties, changes in the financial resources of tenants, defaults by borrowers or tenants and the reduced availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy and supply shortages, natural disasters, climate change related risks, acts of god, terrorist attacks, war, pandemics or other severe public health events, and other events that are beyond our control, and various uninsured or uninsurable risks. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws and changes to tax laws and regulations.
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
As we expand the scope and complexity of our business and client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies or vehicles in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies when we believe it is in the best interests of our clients even though our AUM and investment advisory fees may be negatively impacted in the short term. Similarly, we may establish new investment teams, strategies or vehicles or expand operations into new geographic areas if we believe such actions are in the best interests of our clients, even though our profitability may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profitability, which benefits both our clients and stockholders, if clients perceive a change in our investment or operations decisions in favor of a strategy to maximize short-term results, they may withdraw funds, which could reduce our revenue and impact our financial condition.
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
We continue to expand our distribution efforts into non-U.S. markets. The number of client relationships outside the U.S. has grown from 91 as of December 31, 2015 to 234 as of December 31, 2025. Costs related to our distribution efforts in non-U.S. markets have often been more expensive than comparable costs in the U.S. and our non-U.S. clients may be accustomed to certain practices that differ from and may conflict with practices that are customary in the U.S. For example, the use of soft dollars for research products and services are generally accepted in the U.S. However, other jurisdictions (for example, the European Union) have requirements that limit or prohibit the use of soft dollars for research products and services. Such conflicting practices add complexity, costs and risk to our non-U.S. client relationships.
While a majority of our operations take place in the U.S., we do maintain offices in a number of other countries including the U.K., Ireland, Singapore, Australia and Hong Kong. Operating our business in non-U.S. markets is generally more expensive than in the U.S. for a number of reasons, including differences in tax and regulatory regimes. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our continuing expansion outside the U.S., our profitability could be adversely affected. Expanding our business into new markets may also place significant demands on our existing operational infrastructure and on our existing employees.
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
We are subject to income taxes, as well as non-income based taxes, in both the U.S. and certain foreign jurisdictions at various levels of government. We cannot predict future changes in the tax laws, regulations, administrative guidance or judicial decisions to which we are subject or that could apply to our business. Any such changes could have a material impact on our tax liability, materially impact our effective tax rate, result in additional tax reporting obligations or result in increased costs associated with our tax compliance efforts.
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
We are subject to extensive, complex and sometimes overlapping laws, rules and regulations that are subject to continual change.
The industry in which we operate is subject to extensive, complex and overlapping or conflicting laws, rules and regulations. There is uncertainty associated with the regulatory and compliance environments in which we operate and such environments are subject to frequently changing and often increasingly strict rules, regulations, policies, legal interpretations and enforcement approaches around the world. We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC, the U.S. Department of Labor, the Financial Industry Regulatory Authority, the Commodity Futures Trading Commission and the National Futures Association. Our business is also subject to the laws and regulations of the various countries in which we conduct distribution or investment management activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any such proposals will become law. Compliance with any new laws or regulations, or changes in the interpretation or enforcement of existing laws or regulations, could be difficult and expensive and affect the manner in which we conduct business. For a more extensive discussion of certain laws and regulations to which we are subject, see “Item 1—Business—Regulatory Environment and Compliance” in Part I of this report.
As a result of the extensive and complex regulatory environment in which we operate, we face risk of regulatory actions and litigation, which could consume substantial expenditures of time and capital. Our regulatory and compliance obligations impose significant operational and cost burdens on us and cover a broad range of topics including, investment advisory matters, securities and other financial instruments, financial reporting and other disclosure matters, sustainability, accounting, tax, cybersecurity and data protection, and privacy. As our business expands into new geographic regions and introduces new, more complex investment products with expanded degrees of freedom, the regulatory requirements to which we are subject will increase in number. While we have focused significant attention and resources on the development and maintenance of compliance policies, procedures and practices, any inadvertent non-compliance with applicable laws, rules or regulations, either in the U.S. or abroad, could result in various legal proceedings, including civil litigation and regulatory investigations and enforcement actions that could result in fines, suspensions of individual employees or limitations on particular business activities, any of which could have an adverse impact on our reputation and business.
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

Operational, Technology and Cybersecurity Risks
We depend on a variety of systems to operate and any failures of or damage to those systems, or those of third parties with which we do business, may disrupt our operations, result in losses, damage our reputation or limit our growth.
We are heavily dependent on the capacity and reliability of the communications and information technology systems supporting our operations, whether developed, owned and operated by us or by third parties. We also rely on manual workflows and a variety of manual user controls. As our clients, physical locations and investment teams and strategies increase in number and grow in complexity, and as our employees become increasingly mobile, developing and maintaining the systems supporting our operations becomes increasingly challenging. Moreover, the introduction of new technologies, such as artificial intelligence, presents new challenges and introduces operational and legal risks. Operational issues or errors or interruption or failure of our financial, trading, compliance and other data processing systems, whether caused by human error, power or telecommunications failure, disruptive cyber threats, severe weather events, natural disaster, fire, act of terrorism or war, pandemics or other unpredictable events, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business. In addition, as a global firm with remote work capabilities, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. The potential for some types of operational risks, including trading errors, may increase in periods of increased volatility, which can magnify the cost of an error. We have back-up systems and a business continuity plan in place, however, these arrangements may not be adequate in the event of a significant interruption or failure of the systems or operations that are critical to our business, however caused. Although we have not suffered material operational errors, including material trading errors, in the past, we may experience such errors in the future, the losses related to which we would absorb. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.
We rely on a number of key vendors for trading, middle- and back-office functions, various fund administration, accounting, custody and transfer agent roles and other operational needs. These key vendors may themselves rely on third party service providers to support their own operations. The failure of any key vendor, or of any service provider to a key vendor, to fulfill its obligations could cause operational issues that could lead to legal liability, regulatory issues, reputational harm and financial losses, the likelihood of which increases as we increase reliance on third-party service providers. Some of the key service providers and vendors upon which we rely operate in a remote or hybrid environment, which subjects both us and third-party service providers and key vendors to risk of operational issues and interruptions as well as to a heightened risk of disruptive cyber threats or other privacy or data security incidents. We and our service providers are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies, and procedures, and which may be harder to monitor in remote working environments. The financial and reputational impact of control failures can be significant. Moreover, as we grow our operations in new geographic regions, the potential for particular types of political, economic or infrastructure instabilities, information, technology or cyber threats or other country- or region-specific business continuity risks increases.
Any significant failure of, damage to or attack on our information security infrastructure, software applications or other systems that are critical to our operations could disrupt our business, damage our reputation and result in regulatory penalties or other additional costs to us.
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
To date, we have not experienced any known material breaches of or interference with our systems, networks or applications, nor to our knowledge have we been materially impacted by a breach of our vendors’ systems, networks or applications. However, we routinely encounter and address such threats, and the number and frequency of potential threats or security incidents experienced by us directly, or indirectly via our vendors, has increased in recent years due to, among other factors, an increase in vulnerability exploitation, more sophisticated cyber threats, proliferation of cloud-based solutions, our increased operations in certain non-U.S. jurisdictions and the increase in remote work. Our experiences with cybersecurity and other technology threats have included phishing scams, introductions of malicious software, attempts at electronic break-ins, brand infringements or impersonations, ransomware and unauthorized payment requests.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and other technology risks, which are discussed further in “Item 1C—Cybersecurity” in Part I of this report, we cannot guarantee that our systems, networks and applications, and those of third parties on whom we rely, will not be subject to disruptions, system failures or outages, unauthorized access, cybersecurity incidents or other interference. In addition, our third-party service providers and other intermediaries with which we conduct business and transmit data have in the past been, and may in the future be, subject to successful cybersecurity incidents or other data security events, and, despite our service provider oversight processes and practices, we cannot ensure that such third parties, or the service providers to such third parties, have appropriate controls in place to protect the confidentiality of data in the custody of such party or to allow them to continue their business operations, including the provision of their services to us. In addition, our reliance on third-party vendors and service providers that use artificial intelligence (AI), and the use of AI by other market participants, may increase our exposure to operational, cybersecurity, privacy and reputational risks.
Cybersecurity and information security events may result in operational disruptions as well as unauthorized access to or the disclosure, corruption or loss of our proprietary information or our clients’ or employees’ information. Any such events may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to our business. Ultimately, such an event may have a material adverse impact on our business, financial condition or results of operations. In addition, required public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if our and our service providers’ technology infrastructure and the confidentiality of sensitive data are successfully protected, we may incur significant expense in connection with our response to any such cybersecurity incident and the adoption and maintenance of additional security measures. We cannot be certain that future advances in criminal capabilities, the discovery of new vulnerabilities or other developments will not compromise or circumvent the security measures protecting the networks, systems and applications we use.
Our ability to manage and grow our business successfully can be impeded by systems and other technological limitations.
Our continued success in effectively managing and growing our business depends on our ability to integrate our varied financial, information, and operational systems on a global basis. Moreover, adapting or developing the existing systems we use to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. On an ongoing basis, we need to upgrade and improve our technology, including the systems that support our core investment, trading and operational activities. Further, we also must be prepared to implement new technology when growth opportunities present themselves, whether in connection with the needs of a current or future investment team or rapidly increasing business activities in particular markets or regions. The integration of new or modified systems could present operational issues or require significant capital, and may require us to reevaluate the current value or expected useful lives of the technology we use or intend to use, which could negatively impact our results of operations. In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their services and products, which could adversely affect our business if we are unable to remain competitive.
Developing regulatory treatment of AI, and failure to adequately address AI-related challenges, creates a risk of reputational harm and an impediment to growth.
AI is used within our business and we plan to further incorporate it where opportunity exists. The use of AI offers efficiencies, but also introduces significant challenges related to data security, privacy, intellectual property, regulatory compliance, accuracy and bias concerns, and reputational harm, among others. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. AI technologies evolve at a rapid pace and their usage requires integration with other technology applications, data platforms and business processes. Globally, courts and regulatory agencies are developing approaches to dealing with AI-related issues, which creates uncertainty around the use of the technology. Use of AI technologies requires ongoing operational controls and procedures, and the development and implementation of appropriate protections and safeguards. Failure to successfully integrate AI technologies, respond to client or market demands, identify or address applicable legal or regulatory issues or effectively manage related risks could result in legal and regulatory liabilities and harm our reputation and growth.
Indebtedness Risks
Our indebtedness may expose us to material risks.
We have indebtedness outstanding in the amount of $190 million in unsecured notes, which exposes us to risks associated with the use of leverage. In addition, we maintain a $100 million revolving credit agreement, though no amounts are outstanding as of the date of this filing. Our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Because our debt service obligations are fixed, the portion of our cash flow used to service those obligations could become substantial if our revenues decline or our expenses increase significantly.
Our Series E, Series F and Series G notes bear interest at a rate equal to 4.53%, 3.10%, and 5.43% per annum, respectively. The fixed interest rate on each of the notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating. Each series requires a balloon payment at maturity. Our ability to repay the principal amount of our notes or any outstanding loans under our revolving credit agreement, to refinance our debt or to obtain additional financing through debt or the sale of additional equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.
Our note purchase agreements and revolving credit agreement contain, and our future indebtedness may contain, various covenants that may limit our business activities.
Our note purchase agreements and revolving credit agreement contain financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. The agreements also restrict Holdings from making distributions to its partners (including us), other than tax distributions or distributions to fund our ordinary expenses, if a default (as defined in the respective agreements) has occurred and is continuing or would result from such a distribution. In addition, if our average AUM for a fiscal quarter falls below $45 billion, Holdings will generally be required to offer to pre-pay the unsecured notes. Failure to comply with any of these restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations. As of December 31, 2025, we believe we are in compliance with all of the covenants set forth in the agreements.
Risks Related to Our Structure
Control by our stockholders committee of approximately 9% of the combined voting power of our capital stock and the rights of holders of limited partnership units of Artisan Partners Holdings may give rise to conflicts of interest.
Certain shares of common stock held by current employees are subject to a stockholders agreement, pursuant to which a stockholders committee has been granted an irrevocable voting proxy with respect to such shares. Shares held by an employee cease to be subject to the stockholders agreement upon termination of employment or if the stockholders agreement is terminated. The stockholders committee currently consists of Jason A. Gottlieb (Chief Executive Officer and President), Eric R. Colson (Executive Chair) and Charles J. Daley, Jr. (Chief Financial Officer). All shares subject to the stockholders agreement are voted in accordance with the majority decision of those three members providing the committee with approximately 9% of the aggregate voting power as of February 14, 2026.
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
In addition, because the majority of our pre-IPO owners, including certain members of APAM’s board of directors (the “Board”), hold or held a portion of their ownership interests in our business through Holdings, rather than through APAM, these pre-IPO owners may have conflicting interests with holders of our Class A common stock. For example, our pre-IPO owners may have different tax positions from us which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements, and whether and when Artisan Partners Asset Management should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
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
As a holding company, our assets principally consist of our ownership of partnership units of Holdings, deferred tax assets and cash and we have no independent means of generating revenue. Holdings is a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, Holdings’ taxable income is allocated to holders of its partnership units, including us. Accordingly, we incur income taxes on our proportionate share of Holdings’ taxable income and also incur expenses related to our operations. Under the terms of its amended and restated limited partnership agreement, Holdings is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we are also required to make payments under the TRAs, which will be significant, and we incur other expenses related to the TRAs and our operations. We intend to fund the payment of amounts due under the TRAs out of the reduced tax payments that APAM realizes in respect of the tax attributes to which the TRAs relate. We also intend to cause Holdings to make distributions in an amount sufficient to allow us to pay our taxes and additional operating expenses. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds and thus our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments when due under the TRAs, such payments will be deferred and will accrue interest from the due date (without extension) until such payments are made.

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
The payment obligation under the TRAs is an obligation of APAM, not Holdings, and we expect that the payments we will be required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits that are subject to the TRAs, we expect that the reduction in tax payments for us associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2025; and (iii) projected future purchases or exchanges of partnership units would aggregate to approximately $445 million over generally a minimum of 15 years, assuming the future purchases or exchanges described in clause (iii) occurred at a price of $40.74 per share of our Class A common stock, the closing price of our Class A common stock on December 31, 2025. Under such scenario we would be required to pay the other parties to the TRAs 85% of such amount, or approximately $420 million, over generally a minimum of 15 years. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us will be calculated using the market value of our Class A common stock at the time of purchase or exchange and the prevailing tax rates applicable to us over the life of the TRAs and will be dependent on us generating sufficient future taxable income to realize the benefit. As of December 31, 2025, we recorded a $303 million liability, representing amounts payable under the TRAs equal to 85% of the tax benefit we expected to realize from the H&F Corp merger described above, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units from March 2013 through December 31, 2025, assuming no material changes in the related tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs.
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
The TRAs provide that (i) upon certain mergers, asset sales, other forms of business combinations or other changes of control, (ii) in the event that we materially breach any of our material obligations under the agreements or (iii) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the agreements (with respect to all units, whether or not units have been exchanged or acquired before or after such transaction) would be based on certain assumptions. In the case of a material breach or if we elect early termination, those assumptions include that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRAs. In the case of a change of control, the assumptions include that in each taxable year ending on or after the closing date of the change of control, our taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) will equal the greater of (i) the actual taxable income (prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) for the taxable year and (ii) the highest taxable income

(calculated without taking into account extraordinary items of income or deduction and prior to the application of the tax deductions and tax basis and other benefits related to entering into the TRAs) in any of the four fiscal quarters ended prior to the closing date of the change of control, annualized and increased by 10% for each taxable year beginning with the second taxable year following the closing date of the change of control. In the event we elect to terminate the agreements early or we materially breach a material obligation, our obligations under the agreements will accelerate. As a result, (i) we could be required to make payments under the TRAs that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the agreements and (ii) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the TRAs could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRAs. If we were to elect to terminate the TRAs associated with (i) the merger described above; (ii) the purchase or exchange of partnership units from March 2013 through December 31, 2025; and (iii) projected future purchases or exchanges of partnership units, as of December 31, 2025, based on a share price of $40.74 per share of Class A common stock and certain other assumptions, we estimate that we would be required to pay approximately $322 million in the aggregate under the TRAs.
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
We are party to a resale and registration rights agreement pursuant to which the shares of our Class A common stock issued upon exchange of limited partnership units, on a one-for-one basis, are eligible for resale. Such shares of Class A common stock may be transferred in accordance with the terms and conditions of the resale and registration rights agreement, which our Board may waive or modify at any time. As a result of such modifications, there is generally no limit on the number of shares of our Class A common stock that our limited partners may sell upon exchange of their limited partnership units.
As of February 19, 2026, our Class A limited partners in the aggregate owned approximately 4.4 million Class A common units, Artisan Investment Corporation owned approximately 3.5 million Class D common units, our employee-partners in the aggregate owned 1.1 million Class B common units, and our former employee-partners owned 1.1 million Class E common units.
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

Including the grant approved by the Board in January 2026, as of February 19, 2026, there were 5,216,341 outstanding unvested restricted share-based awards and 297,007 outstanding restricted stock units granted pursuant to our compensation plans for employees and non-employee directors, respectively. Awards granted under these plans remain in effect until they have vested or been forfeited in accordance with the terms of the applicable plan and award agreement. Once shares issued pursuant to these plans have vested, they will be eligible for sale in the public market.
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
•Except with respect to restricted share based awards held by our named executive officers which are double trigger, single trigger vesting upon a change in control. Prior to February 2019, our awards generally included double trigger vesting upon a change in control.
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

Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
Information Security Program
Our processes for assessing, identifying and managing material risks from cybersecurity threats, as defined in Item 106(a) of Regulation S-K, are integrated into our overall risk management strategy. We regularly assess the risks inherent in operating our business as well as the effectiveness of our risk management activities. The Artisan Risk and Integrity Committee, which consists of members of the Company’s senior leadership team including senior representation from the firm’s operations, distribution, finance, internal audit, investment strategy and legal functions, facilitates our annual enterprise risk assessment process, which identifies and prioritizes key risks to achieving our purpose and maintaining our business model. We also conduct a bottom-up information and cybersecurity risk assessment on an annual basis, which focuses on the evolving threat landscape, changes in the firm’s operations, changes in regulatory requirements and security incidents. This risk assessment informs the Company’s information security awareness training and testing and assessment program.
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
With respect to cybersecurity risk, we have a dedicated security engineering and operations team, supplemented by security consultants and managed security service providers, that performs first line responsibilities, including identifying security risks, determining whether and how to implement security tools and controls, and implementing and maintaining those tools and controls. This team reports to our Chief Information Officer (CIO), who has over 30 years of information technology experience. We also have an information security governance team that is responsible for performing second line responsibilities, including training associates, providing advice to our associates in carrying out their responsibilities consistent with the goals of the security program, assessing whether the program is reasonably designed and operating effectively, and responding to and reporting to stakeholders on the reasonableness and effectiveness of the security program. The information security governance team is led by our Chief Information Security Officer (CISO), who is a Certified Information Systems Auditor (CISA), Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP) and has almost 40 years of experience in the field of cybersecurity. Our CISO reports directly to our Chief Legal Officer and General Counsel. Together, these teams maintain a robust information security program that utilizes a multi-layered defense-in-depth strategy and is designed to prevent, detect, mitigate and remediate cybersecurity incidents.
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
Jason A. Gottlieb, age 56, has been chief executive officer and a director of Artisan Partners Asset Management since June 2025. He has also been president of Artisan Partners Asset Management since January 2021. From February 2017 to January 2021, he served as executive vice president of Artisan Partners Asset Management. Mr. Gottlieb joined Artisan Partners in October 2016 as a managing director and the chief operating officer of investments.

Eric R. Colson, age 56, is executive chair and a director of Artisan Partners Asset Management. Prior to becoming executive chair in June 2025, Mr. Colson served as chief executive officer of Artisan Partners Asset Management since March 2011. Mr. Colson also served as the president of Artisan Partners Asset Management from March 2011 to January 2021 and as chairman of the Company’s Board from August 2015 to August 2021. Mr. Colson served as the chief executive officer of Artisan Partners from January 2010 to June 2025. Prior to January 2010, Mr. Colson served as chief operating officer of investment operations from March 2007 through January 2010. Mr. Colson has been a managing director of Artisan Partners since he joined the firm in January 2005.

Charles J. Daley, Jr., age 63, has been executive vice president, chief financial officer and treasurer of Artisan Partners Asset Management since March 2011. He has served as the chief financial officer of Artisan Partners since August 2010 and has been a managing director since July 2010 when he joined the firm.

Christopher J. Krein, age 54, has been executive vice president of Artisan Partners Asset Management and Artisan Partners’ head of Global Distribution since January 2020. Prior to becoming head of Global Distribution, Mr. Krein was responsible for institutional marketing and client service for the Artisan Developing World team. Mr. Krein has been a managing director of Artisan Partners since he joined the firm in September 2015.

Eileen L. Kwei, age 47, has been executive vice president and chief administrative officer of Artisan Partners Asset Management since January 2021. From February 2018 to January 2021, Ms. Kwei was responsible for institutional marketing and client service for the Artisan Credit team. Prior to February 2018, Ms. Kwei was a relationship manager for the Artisan Global Equity team. Ms. Kwei joined Artisan Partners in June 2013 and has been a managing director of Artisan Partners since 2018.

Gregory K. Ramirez, age 55, has been executive vice president of Artisan Partners Asset Management since February 2016. From October 2013 to February 2016, he served as senior vice president and from April 2013 to October 2013 as assistant treasurer. Mr. Ramirez is currently head of Vehicle and Investor Operations for Artisan Partners and serves as chair of the Artisan Risk and Integrity Committee. Mr. Ramirez was named a managing director of Artisan Partners in April 2003.

Samuel B. Sellers, age 43, has been executive vice president and chief operating officer of Artisan Partners Asset Management since January 2023. Prior to his current role, Mr. Sellers was head of Investment Operations from January 2021. Previously, he served as deputy general counsel from January 2015 and associate counsel from April 2013.

Laura E. Simpson, age 50, has been executive vice president, chief legal officer and secretary of Artisan Partners Asset Management since October 2023. From January 2023 to October 2023 she served as assistant secretary of Artisan Partners Asset Management. She has served as general counsel of Artisan Partners since October 2022. Prior to then she served as deputy general counsel from January 2015 and associate counsel from April 2011.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shares of our Class A common stock have been listed and traded on the NYSE under the symbol “APAM” since March 7, 2013. As of February 19, 2026, there were approximately 103 stockholders of record of our Class A common stock, 16 stockholders of record of our Class B common stock, and 27 stockholders of record of our Class C common stock. These figures do not reflect beneficial ownership or shares held in nominee name, nor do they include holders of any restricted stock units or performance share units. There is no trading market for shares of our Class B common stock or Class C common stock.
Performance Graph
The following graph compares the year-end cumulative total stockholder return of our Class A common stock during the five-year period ended December 31, 2025, with the year-end cumulative total return of the S&P 500® and the Dow Jones U.S. Asset Managers Index. The graph assumes the investment of $100 in our common stock and in the market indices and the reinvestment of all dividends.

	For the Years Ended December 31,
	2021	2022	2023	2024	2025
Artisan Partners Asset Management Inc.	$102.70	$70.56	$113.03	$118.46	$121.69
S&P 500 Index	$128.71	$105.40	$133.10	$166.40	$196.16
Dow Jones U.S. Asset Managers Index	$140.62	$110.22	$135.39	$186.85	$196.10
The above table is provided pursuant to SEC regulations and the outcomes are impacted significantly by beginning- and end-point stock price, as well as the price at which dividends are reinvested. A stockholder who invested in APAM at its IPO on March 7, 2013, at the IPO price of $30 per share would have experienced an 8% annual total return as of December 31, 2025, if all dividends were retained, compared to an 11% annual total return if all dividends were reinvested.
Dividend Policy
During the first quarter of 2026, our Board declared a dividend of $1.58 per share of Class A common stock, consisting of a variable quarterly dividend of $1.01 per share with respect to the fourth quarter of 2025 and a special annual dividend of $0.57 per share. The variable quarterly dividend of $1.01 per share represents approximately 80% of the cash generated in the fourth quarter of 2025. Subject to Board approval each quarter, we currently expect to pay a quarterly dividend of approximately 80% of the cash the Company generates each quarter from operations. We expect quarterly cash generation to approximate adjusted net income plus long-term incentive compensation award expense, less cash reserved for future franchise capital awards, with additional adjustments made for certain other sources and uses of cash, including capital expenditures. After the end of the year, our Board will consider payment of a special dividend from the 20% withheld each quarter plus any discrete sources and uses of cash throughout the year, including gains realized upon seed capital redemptions and investments redeemed in connection with forfeited franchise capital awards.

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
The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board. In determining the amount of any future dividends, our Board will take into account: (i) our financial results, (ii) our available cash, as well as anticipated cash requirements (including debt servicing, seed capital for new investment strategies and vehicles, and cash required to support growth and strategic initiatives, including through acquisition), (iii) our capital requirements and the capital requirements of our subsidiaries (including Holdings), (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our subsidiaries (including Holdings) to us, including the obligation of Holdings to make tax distributions to the holders of partnership units (including us), (v) general economic and business conditions and (vi) any other factors that our Board may deem relevant.
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
Unregistered Sales of Equity Securities
As described in Note 8, “Stockholders’ Equity”, to the consolidated financial statements included in Item 8 of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of Class B common stock are canceled. APAM issues the former employee-partner a number of shares of Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. During the three months ended December 31, 2025, 83,134 shares of Class B common stock were canceled, and 83,134 shares of Class C common stock were issued, as a result of the termination of employment of an employee-partner.

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
Overview and Recent Highlights
We are a global multi-asset investment platform focused on providing a broad range of high-value added investment strategies in growing asset classes to sophisticated clients around the world. As of December 31, 2025, our 11 autonomous investment teams managed a total of 26 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of December 31, 2025, approximately 74% of our AUM were managed for clients and investors domiciled in the U.S. and 26% of our AUM were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for 2025 included the following:
•During the year ended December 31, 2025, our AUM increased to $179.9 billion, an increase of $18.7 billion, or 12%, compared to $161.2 billion at December 31, 2024, as a result of $33.4 billion of market appreciation, partially offset by $12.7 billion of net client cash outflows, and $2.0 billion of Artisan Funds’ distributions that were not reinvested by fund shareholders.
•Average AUM for the year ended December 31, 2025 was $173.0 billion, an increase of 8.0% from the average of $160.2 billion for the year ended December 31, 2024.
•We earned $1,196.7 million in revenue for the year ended December 31, 2025, a 7.6% increase from revenues of $1,111.8 million for the year ended December 31, 2024.
•Our GAAP operating margin was 33.4% in 2025, compared to 33.0% in 2024. Adjusted operating margin was 35.3% in 2025, compared to 33.8% in 2024.
•We generated $4.05 of earnings per basic and diluted share and $3.93 of adjusted EPS.
•We declared and distributed dividends of $3.63 per share of Class A common stock during 2025.
•We declared, effective February 3, 2026, a quarterly dividend of $1.01 per share of Class A common stock with respect to the December 2025 quarter and a special annual dividend of $0.57 per share, for a total of $3.87 of dividends per share with respect to 2025.

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
Limited partners of Holdings, some of whom are employees, held approximately 13% of the equity interests in Holdings as of December 31, 2025. Our results reflect that significant noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the year ended December 31, 2025, certain limited partners of Holdings exchanged 71,500 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 71,500 shares of Class A common stock. In connection with the exchanges, APAM received 71,500 GP units of Holdings.
APAM’s equity ownership interest in Holdings was 87% at December 31, 2024 and December 31, 2025.
Financial Overview
Economic Environment
Global market conditions can materially impact our financial performance. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM due to changes in the economic environment and financial markets will result in corresponding fluctuations in our revenues and earnings.
The following table presents the total returns of relevant market indices for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
S&P 500 Index	17.9%	25.0%	26.3%
MSCI All Country World Index	22.3%	17.5%	22.2%
MSCI EAFE Index	31.2%	3.8%	18.2%
Russell® Midcap Index	10.6%	15.3%	17.2%
MSCI Emerging Markets Index	33.6%	7.5%	9.8%
ICE BofA US High Yield Index	8.5%	8.2%	13.5%

Key Performance Indicators

When we review our business and financial performance we consider, among other things, the following:

	For the Years Ended December 31,
	2025	2024	2023
	(unaudited; dollars in millions)
Assets under management at period end	$179,928	$161,208	$150,167
Average assets under management (1)	$173,004	$160,232	$139,321
Net client cash flows (2)	$(12,662)	$(3,699)	$(4,076)
Total revenues	$1,197	$1,112	$975
Weighted average fee (3)	69.3 bps	69.5 bps	70.4 bps
Operating margin	33.4%	33.0%	31.1%
Adjusted operating margin (4)	35.3%	33.8%	31.6%
(1) We compute average AUM by averaging day-end AUM for the applicable period.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders.
(3) We compute our weighted average fee by dividing annualized investment management fees, including performance fees, by average AUM for the applicable period. Prior to December 2025, we presented weighted average management fee, which excluded performance fees. The change was made as performance fees have become a more meaningful component of our revenues. Historical figures have been recast for comparability. AUM within our consolidated investment products, and any investment advisory fees earned thereon, are excluded from our weighted average fee calculations since any such revenues are eliminated upon consolidation.

(4) Adjusted measures are non-GAAP measures and are explained and reconciled to the comparable GAAP measures in “Supplemental Non-GAAP Financial Information” below.
Assets Under Management and Investment Performance
Changes to our operating results from one period to another are primarily caused by changes in the amount of our AUM. A key driver of changes in our AUM over time is the long-term investment performance of our investment strategies. Changes in the relative composition of our AUM among our investment strategies and vehicles and the effective fee rates on our investment products also impact our operating results.
The amount and composition of our AUM are, and will continue to be, influenced by a variety of factors including, among others:
•investment performance, including fluctuations in financial markets and foreign currency exchange rates and the quality of our investment decisions, as assessed relative to applicable third-party benchmarks and peer groups, as appropriate;
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

The table below sets forth changes in our total AUM:

	For the Years Ended December 31,
	2025	2024	2023
	(unaudited; dollars in millions)
Beginning assets under management	$161,208	$150,167	$127,892
Gross client cash inflows	27,034	25,650	21,395
Gross client cash outflows	(39,696)	(29,349)	(25,471)
Net client cash flows (1)	(12,662)	(3,699)	(4,076)
Artisan Funds’ distributions not reinvested	(1,982)	(1,193)	(684)
Investment returns and other (2)	33,364	15,933	27,035
Ending assets under management	$179,928	$161,208	$150,167
Average assets under management	$173,004	$160,232	$139,321
(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders.
(2) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
Our equity strategies experienced net outflows of $15.6 billion in 2025, driven primarily by the Global Opportunities, U.S. Mid-Cap Growth and Non-U.S. Small-Mid Growth strategies. These outflows reflected (i) weaker relative performance over recent periods in certain strategies, (ii) client reallocations across asset classes and vehicles and (iii) profit taking following strong longer-term absolute returns in certain strategies. In contrast, our Credit and Alternative asset classes each generated net inflows in 2025, supported by relative performance and continued client demand for those asset classes.
While net flows are inherently difficult to predict, if recent performance and market trends persist, we could continue to experience net outflows in our equity strategies and net inflows in our credit and alternative strategies in 2026. Over the long term, we expect to generate the majority of our AUM growth through investment returns, which has been our historical experience.
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
The unaudited table on the following page sets forth the average annual total returns (gross of fees) for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of December 31, 2025. Returns for periods less than one year are not annualized.

	Composite Inception	Strategy AUM	Average Annual Total Returns (Gross of Fees)(2)					Average Annual Value-Added (3) Since Inception (bps)
Investment Team and Strategy	Date	(in $MM) (1)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$16,537	10.14%	16.73%	5.25%	12.42%	11.00%	348
MSCI All Country World Index			22.34%	20.63%	11.19%	11.71%	7.52%
Global Discovery Strategy	9/1/2017	1,107	13.25%	17.59%	5.33%	---	13.51%	530
MSCI All Country World Small Mid Cap Index			19.29%	14.56%	7.27%	---	8.21%
U.S. Mid-Cap Growth Strategy	4/1/1997	10,280	16.05%	18.13%	3.33%	12.08%	14.33%	440
Russell® Midcap Index			10.60%	14.34%	8.67%	11.00%	10.32%
Russell® Midcap Growth Index			8.66%	18.62%	6.64%	12.48%	9.93%
U.S. Small-Cap Growth Strategy	4/1/1995	2,782	9.56%	12.26%	(1.42)%	11.82%	10.55%	260
Russell® 2000 Index			12.81%	13.72%	6.09%	9.61%	9.05%
Russell® 2000 Growth Index			13.01%	15.57%	3.18%	9.57%	7.95%
Franchise Strategy	10/1/2024	$553	21.10%	---	---	---	16.89%	35
MSCI All Country World Index			22.34%	---	---	---	16.54%
Global Equity Team
Global Equity Strategy	4/1/2010	432	47.84%	25.85%	11.25%	14.37%	13.66%	373
MSCI All Country World Index			22.34%	20.63%	11.19%	11.71%	9.93%
Non-U.S. Growth Strategy	1/1/1996	15,475	37.93%	21.19%	9.83%	9.47%	10.22%	456
MSCI EAFE Index			31.22%	17.21%	8.92%	8.18%	5.66%
U.S. Value Team
Value Equity Strategy	7/1/2005	5,750	14.66%	17.76%	13.28%	13.57%	9.86%	149
Russell® 1000 Index			17.37%	22.72%	13.58%	14.58%	10.97%
Russell® 1000 Value Index			15.91%	13.88%	11.32%	10.52%	8.37%
U.S. Mid-Cap Value Strategy	4/1/1999	2,113	2.82%	9.07%	7.82%	9.11%	11.48%	191
Russell® Midcap Index			10.60%	14.34%	8.67%	11.00%	9.67%
Russell® Midcap Value Index			11.05%	12.26%	9.82%	9.77%	9.57%
Value Income Strategy	3/1/2022	17	11.35%	11.48%	---	---	6.61%	(744)
S&P 500 Index			17.88%	22.98%	---	---	14.05%
International Value Group
International Value Strategy	7/1/2002	53,064	24.05%	18.39%	12.97%	11.18%	12.03%	515
MSCI EAFE Index			31.22%	17.21%	8.92%	8.18%	6.88%
International Explorer Strategy	11/1/2020	912	20.17%	16.43%	10.57%	---	14.83%	401
MSCI All Country World Index Ex USA Small Cap			29.26%	15.59%	6.90%	---	10.82%
Global Special Situations Strategy	4/1/2025	34	---	---	---	---	7.22%	(140)
ICE BofA Global High Yield Index			---	---	---	---	8.62%
Global Value Team
Global Value Strategy	7/1/2007	36,280	35.45%	24.71%	14.65%	12.46%	10.22%	301
MSCI All Country World Index			22.34%	20.63%	11.19%	11.71%	7.21%
Select Equity Strategy	3/1/2020	984	30.58%	24.95%	13.91%	---	15.77%	(147)
S&P 500 Index			17.88%	22.98%	14.42%	---	17.24%
Sustainable Emerging Markets Team
Sustainable Emerging Markets Strategy	7/1/2006	2,537	43.91%	22.58%	5.99%	11.02%	6.95%	118
MSCI Emerging Markets Index			33.57%	16.38%	4.19%	8.41%	5.77%
Credit Team
High Income Strategy	4/1/2014	13,191	9.08%	11.74%	6.32%	8.16%	7.31%	232
ICE BofA US High Yield Index			8.50%	10.02%	4.49%	6.44%	4.99%
Credit Opportunities Strategy	7/1/2017	367	11.06%	18.58%	13.73%	---	13.57%	1,091
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			4.42%	5.00%	3.25%	---	2.66%
Floating Rate Strategy	1/1/2022	93	7.50%	10.35%	---	---	7.45%	84
S&P UBS Leveraged Loan Index			5.94%	9.30%	---	---	6.61%
Custom Credit Solutions (4)	7/1/2025	1,400	---	---	---	---	---	---

Developing World Team
Developing World Strategy	7/1/2015	4,283	9.15%	22.93%	0.17%	13.37%	11.36%	531
MSCI Emerging Markets Index			33.57%	16.38%	4.19%	8.41%	6.05%
Antero Peak Group
Antero Peak Strategy	5/1/2017	2,220	21.80%	23.66%	12.20%	---	18.98%	415
S&P 500 Index			17.88%	22.98%	14.42%	---	14.83%
Antero Peak Hedge Strategy	11/1/2017	226	18.28%	20.32%	9.92%	---	13.86%	(73)
S&P 500 Index			17.88%	22.98%	14.42%	---	14.59%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	4,913	19.78%	10.73%	1.92%	---	10.86%	123
MSCI All Country World Index Ex USA Small Mid Cap			30.74%	16.13%	6.80%	---	9.63%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	1,185	12.79%	11.30%	---	---	11.30%	708
ICE BofA 3-month Treasury Bill Index			4.18%	4.81%	---	---	4.22%
Emerging Markets Debt Opportunities Strategy	5/1/2022	1,332	16.77%	14.01%	---	---	13.74%	630
J.P. Morgan EMB Hard Currency/Local Currency 50-50			15.34%	9.54%	---	---	7.44%
Emerging Markets Local Opportunities Strategy	8/1/2022	1,861	25.39%	13.73%	---	---	13.16%	395
J.P. Morgan GBI-EM Global Diversified Index			19.26%	9.47%	---	---	9.21%

Total Assets Under Management		$179,928

(1) AUM includes $123 million in the aggregate for which Artisan Partners provides investment models to managed account sponsors (reported on a lag not exceeding one quarter).
(2) We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts, which represented approximately 18% of our AUM at December 31, 2025, are maintained in separate composites, which are not presented in these materials). Returns for periods less than one year are not annualized.

(3) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. See Forward-Looking Statements and Other Disclosures for further information on the benchmark indexes used. Value-added for periods less than one year is not annualized.

(4) Custom Credit Solutions represents assets managed by the Credit team within custom, investor-driven mandates for which there is no combined performance track record. A portion of this AUM was previously reported under the High Income strategy through month end June 30, 2025.

The tables below set forth changes in our AUM by investment team:

	By Investment Team (1)
Year Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Total
December 31, 2025	(unaudited; in millions)
Beginning assets under management	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$161,208
Gross client cash inflows	3,673	1,380	744	8,728	3,780	630	4,814	828	491	642	1,324	27,034
Gross client cash outflows	(14,698)	(2,668)	(1,200)	(8,232)	(4,904)	(332)	(2,376)	(972)	(668)	(3,174)	(472)	(39,696)
Net client cash flows (2)	(11,025)	(1,288)	(456)	496	(1,124)	298	2,438	(144)	(177)	(2,532)	852	(12,662)
Artisan Funds’ distributions not reinvested	(83)	(271)	(16)	(1,110)	(39)	(2)	(377)	—	(23)	(52)	(9)	(1,982)
Investment returns and other	3,922	4,532	755	10,329	9,748	689	1,048	327	435	953	626	33,364
Ending assets under management	$31,259	$15,907	$7,880	$54,010	$37,264	$2,537	$15,051	$4,283	$2,446	$4,913	$4,378	$179,928
Average assets under management	$36,189	$14,774	$7,635	$50,186	$32,802	$2,001	$13,239	$4,571	$2,388	$5,532	$3,687	$173,004
December 31, 2024
Beginning assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Gross client cash inflows	4,256	519	655	7,250	3,507	1,094	4,419	558	489	882	2,021	25,650
Gross client cash outflows	(9,652)	(2,685)	(804)	(6,238)	(3,254)	(552)	(2,745)	(887)	(957)	(1,494)	(81)	(29,349)
Net client cash flows (2)	(5,396)	(2,166)	(149)	1,012	253	542	1,674	(329)	(468)	(612)	1,940	(3,699)
Artisan Funds’ distributions not reinvested	(112)	(109)	(11)	(507)	(31)	—	(360)	—	(46)	(16)	(1)	(1,193)
Investment returns and other	5,407	1,484	700	2,781	2,787	93	945	976	624	21	115	15,933
Ending assets under management	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$161,208
Average assets under management	$39,403	$13,688	$7,454	$44,170	$28,029	$1,414	$11,040	$3,917	$2,282	$7,096	$1,739	$160,232
December 31, 2023
Beginning assets under management	$33,977	$13,871	$6,088	$30,210	$21,767	$873	$7,140	$3,466	$3,676	$6,752	$72	$127,892
Gross client cash inflows	3,730	764	452	8,190	2,092	138	3,623	585	342	722	757	21,395
Gross client cash outflows	(6,570)	(2,759)	(762)	(4,415)	(3,755)	(236)	(2,063)	(1,513)	(2,331)	(1,063)	(4)	(25,471)
Net client cash flows (2)	(2,840)	(1,995)	(310)	3,775	(1,663)	(98)	1,560	(928)	(1,989)	(341)	753	(4,076)
Artisan Funds’ distributions not reinvested	(11)	(26)	(36)	(325)	(15)	—	(270)	—	—	(1)	—	(684)
Investment returns and other	7,420	1,875	1,315	7,349	5,581	142	1,253	915	414	741	30	27,035
Ending assets under management	$38,546	$13,725	$7,057	$41,009	$25,670	$917	$9,683	$3,453	$2,101	$7,151	$855	$150,167
Average assets under management	$36,541	$13,849	$6,514	$35,990	$23,332	$874	$8,328	$3,512	$3,041	$6,949	$391	$139,321
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
The table below sets forth our AUM by distribution channel:

	As of December 31, 2025		As of December 31, 2024		As of December 31, 2023
	$ in millions	% of total	$ in millions	% of total	$ in millions	% of total
Distribution Channel (1)	(unaudited)		(unaudited)		(unaudited)
Intermediated Wealth (2)	$110,469	61.4%	$94,434	58.6%	$84,374	56.2%
Institutional (2)	69,459	38.6%	66,774	41.4%	65,793	43.8%
Ending Assets Under Management	$179,928	100.0%	$161,208	100.0%	$150,167	100.0%
(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2) In the first quarter of 2025, we combined our intermediary and retail distribution channels, which we renamed the intermediated wealth channel, and recategorized certain client AUM to better reflect how management assesses and utilizes this information in the management of the business. Channel information for prior periods was reclassified for comparability purposes.

Our institutional channel includes AUM sourced from defined contribution plan clients, which made up approximately 7% of our total AUM as of December 31, 2025.

The following tables set forth the changes in our AUM by vehicle type:

Year Ended	Artisan Funds and Artisan Global Funds	Separate Accounts and Other (1)	Total
December 31, 2025	(unaudited; in millions)
Beginning assets under management	$77,614	$83,594	$161,208
Gross client cash inflows	19,285	7,749	27,034
Gross client cash outflows	(22,447)	(17,249)	(39,696)
Net client cash flows (2)	(3,162)	(9,500)	(12,662)
Artisan Funds’ distributions not reinvested	(1,982)	—	(1,982)
Investment returns and other	15,360	18,004	33,364
Net transfers (3)	45	(45)	—
Ending assets under management	$87,875	$92,053	$179,928
Average assets under management	$84,106	$88,898	$173,004
December 31, 2024
Beginning assets under management	$72,763	$77,404	$150,167
Gross client cash inflows	16,486	9,164	25,650
Gross client cash outflows	(17,297)	(12,052)	(29,349)
Net client cash flows (2)	(811)	(2,888)	(3,699)
Artisan Funds’ distributions not reinvested	(1,193)	—	(1,193)
Investment returns and other	6,901	9,032	15,933
Net transfers (3)	(46)	46	—
Ending assets under management	$77,614	$83,594	$161,208
Average assets under management	$77,518	$82,714	$160,232
December 31, 2023
Beginning assets under management	$60,811	$67,081	$127,892
Gross client cash inflows	15,138	6,257	21,395
Gross client cash outflows	(15,079)	(10,392)	(25,471)
Net client cash flows (2)	59	(4,135)	(4,076)
Artisan Funds’ distributions not reinvested	(684)	—	(684)
Investment returns and other	12,592	14,443	27,035
Net transfers (3)	(15)	15	—
Ending assets under management	$72,763	$77,404	$150,167
Average assets under management	$67,412	$71,909	$139,321
(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested.
(3) Net transfers represents certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

The following table sets forth our AUM by asset class:

Years Ended	Equity (1)	Credit (2)	Alternative (3)	Total
December 31, 2025	(unaudited; in millions)
Beginning assets under management	$143,969	$13,877	$3,362	$161,208
Gross client cash inflows	20,365	5,376	1,293	27,034
Gross client cash outflows	(35,996)	(2,535)	(1,165)	(39,696)
Net client cash flows (4)	(15,631)	2,841	128	(12,662)
Artisan Funds' distributions not reinvested	(1,573)	(379)	(30)	(1,982)
Investment returns and other	31,253	1,538	573	33,364
Ending assets under management	$158,018	$17,877	$4,033	$179,928
Average assets under management	$153,594	$15,643	$3,767	$173,004
December 31, 2024
Beginning assets under management	$137,368	$10,009	$2,790	$150,167
Gross client cash inflows	18,708	6,067	875	25,650
Gross client cash outflows	(25,548)	(2,793)	(1,008)	(29,349)
Net client cash flows (4)	(6,840)	3,274	(133)	(3,699)
Artisan Funds' distributions not reinvested	(786)	(360)	(47)	(1,193)
Investment returns and other	14,227	954	752	15,933
Ending assets under management	$143,969	$13,877	$3,362	$161,208
Average assets under management	$145,000	$11,954	$3,278	$160,232
December 31, 2023
Beginning assets under management	$116,832	$7,059	$4,001	$127,892
Gross client cash inflows	16,671	4,046	678	21,395
Gross client cash outflows	(21,072)	(2,059)	(2,340)	(25,471)
Net client cash flows (4)	(4,401)	1,987	(1,662)	(4,076)
Artisan Funds' distributions not reinvested	(414)	(270)	—	(684)
Investment returns and other	25,351	1,233	451	27,035
Ending assets under management	$137,368	$10,009	$2,790	$150,167
Average assets under management	$127,390	$8,440	$3,491	$139,321

(1) Equity includes the following investment strategies: U.S. Mid-Cap Growth, U.S. Small-Cap Growth, U.S. Mid-Cap Value, Non-U.S. Growth, International Value, Global Opportunities, Global Equity, Value Equity, Global Value, Sustainable Emerging Markets, Global Discovery, Developing World, Non-U.S. Small-Mid Growth, International Explorer, Select Equity, Value Income and Franchise.

(2) Credit includes the following investment strategies: High Income, Floating Rate, Emerging Markets Debt Opportunities, Emerging Markets Local Opportunities and Custom Credit Solutions.
(3) Alternative includes the following investment strategies: Antero Peak, Antero Peak Hedge, China Post-Venture, Credit Opportunities, Global Unconstrained and Global Special Situations.
(4) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested.

Artisan Investment Vehicles

The following table sets forth AUM as of and total revenue for the year ended December 31, 2025 for our various investment vehicles:

	Artisan Funds	Artisan Global Funds	Separate Accounts and Other
	(in millions)
AUM	$78,844	$9,031	$92,053
Percent of total AUM	44%	5%	51%
Revenues	$683.5	$58.3	$454.9
Percent of total revenue	57%	5%	38%

Artisan Funds and Artisan Global Funds have contractual tiered fees rates that depend on the investment strategy, the amount of shareholder investment and other factors. Our contractual tiered fee rates for the series of Artisan Funds and Artisan Global Funds range from 0.60% to 1.05% of fund assets and 0.35% to 1.85% of AUM, respectively.
The “separate accounts and other” category consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, including traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as certain Custom Credit Solutions, which represent assets managed by the Credit team within custom, investor-driven mandates. In addition, assets under advisement related to clients for whom we provide investment models but do not have discretionary investment authority are also included within the “separate accounts and other” category.
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
Some of our strategies are also accessible to certain types of employee benefit plans through Artisan-branded collective investment trusts. We act as investment adviser to the collective investment trusts and earn a management fee for providing this service.
Artisan serves as the investment manager and acts as the general partner for certain Artisan Private Funds. Under the terms of these agreements, Artisan earns a management fee, and for certain funds is entitled to receive either an allocation of profits or a performance-based fee.
The following table sets forth the weighted average fee rates across our products for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Artisan Funds and Artisan Global Funds	0.883%	0.887%	0.901%
Separate accounts and other (total)	0.513%	0.512%	0.519%
Traditional separate accounts	0.482%	0.490%	0.491%
Collective investment trusts	0.699%	0.701%	0.665%
Private funds	0.773%	0.558%	0.654%

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

The different fee structures associated with Artisan Funds, Artisan Global Funds and separate accounts and other pooled vehicles, and the different fee schedules applicable to each of our investment strategies, make the composition of our AUM an important determinant of the investment advisory fees we earn. Historically, we have received higher effective rates of fees from Artisan Funds and Artisan Global Funds than from traditional separate accounts, reflecting, among other things, the different and broader array of services we provide to Artisan Funds and Artisan Global Funds. Our fees also differ by investment strategy, with higher-capacity strategies having lower standard fee rates than strategies with more limited capacity.
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee, but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 3% of our $179.9 billion of AUM as of December 31, 2025, have performance fee billing arrangements.

The following table sets forth revenues we earned by vehicle type for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Revenues	(in millions)
Management fees
Artisan Funds and Artisan Global Funds	$741.8	$688.8	$606.3
Separate accounts and other	425.8	408.2	364.5
Performance fees	29.1	14.8	4.3
Total revenues	$1,196.7	$1,111.8	$975.1
Management fees and performance fees (including incentive allocations) earned from consolidated investment products are eliminated from revenue upon consolidation.
For the years ended December 31, 2025, 2024 and 2023, approximately 80%, 80% and 82%, respectively, of our investment advisory fees were earned from clients located in the United States.
Operating Expenses
Our operating expenses consist primarily of compensation and benefits, distribution, servicing and marketing, occupancy, communication and technology and general and administrative expenses.
Our expenses fluctuate due to a number of factors, including the following:
•variations in the amount of total compensation expense due to, among other things, changes in the amount of incentive compensation earned and long-term incentive awards made, variations in our employee count (including the addition of new investment teams), changes in our product mix and other competitive factors; and
•expenses, such as distribution fees, rent, professional service fees, technology and data-related costs, that are incurred to operate and grow our business.
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

Fixed compensation costs are comprised primarily of salaries, benefits and long-term incentive compensation expense. Fixed compensation costs, exclusive of long-term incentive compensation, are expected to increase mid-single digits in 2026 reflecting merit increases and anticipated growth in our number of full-time employees, including the Grandview acquisition. Certain compensation and benefits expenses are generally higher in the beginning of the year, including employer funded retirement and health care contributions and payroll taxes. We expect these expenses will add approximately $6 million to our expenses in the first quarter of 2026, compared to the fourth quarter of 2025.

Equity awards granted to our employees consist of standard restricted awards that generally vest on a pro rata basis over 5 years and career awards that vest when both of the following conditions are met (1) pro-rata time vesting over 5 years and (2) a qualifying retirement (as defined in the award agreements). Beginning with the 2024 grant, the pro rata 5-year vesting requirement is waived when a career award recipient has a qualified retirement after having met an age-plus-service condition. Career vesting awards granted to investment team members are generally further subject to the Franchise Protection Clause, which applies to current or future portfolio managers and founding investment team members. The Franchise Protection Clause provides that the total number of career awards ultimately vesting will be reduced to the extent that cumulative net client cash outflows from the award recipient’s investment team during a specified measurement period exceeds a set threshold.
Performance share units (“PSUs”) were granted to certain executive officers of the Company in 2020, 2021 and 2022 with the amount of shares vesting dependent on the Company’s adjusted operating margin and total stockholder return relative to a peer group over a three year measurement period. As of December 31, 2025, all outstanding PSUs had met the required performance conditions, but remain outstanding subject to meeting a qualifying retirement vesting condition.
The estimated grant date fair value of equity awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted stock awards and restricted stock units, and was three years for PSUs. If an employee is eligible to fully vest in an award upon a qualified retirement, the initial requisite service period is equal to the employee’s required retirement notice period, which is generally either 12 or 18 months.
We grant cash-based long-term incentive awards, referred to as franchise capital awards, to certain investment team members in lieu of equity awards. Franchise capital awards are subject to the same vesting and forfeiture provisions as the equity awards. Prior to vesting, franchise capital awards are generally allocated to one or more of Artisan’s investment strategies. The underlying investment holdings and franchise capital award liability are marked to market value each quarter. The change in value of the award liability is included in compensation expense. The change in value of the underlying investment holdings is included in non-operating income/(expense).
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
During the first quarter of 2026, the Board approved the annual grant of long-term incentive awards with a grant date fair value of $71.8 million consisting of $21.2 million of restricted share-based awards and $50.6 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. The grant will be effective March 2, 2026.
Since the IPO, and including the grant in the first quarter of 2026, our Board has approved equity grants of 13,282,409 restricted share-based awards. Total unrecognized non-cash compensation expense for these awards is $66.0 million. As of the date of this filing, unvested equity awards consist of the following number of shares by vesting condition:

	Service Only	Service & Performance Conditions	Service & Market Conditions	Total
Standard Pro Rata 5-Year Vesting	891,320	—	—	891,320
Qualified Retirement	2,735,125	1,550,911	38,985	4,325,021
Total Unvested	3,626,445	1,550,911	38,985	5,216,341
Including the long-term incentive award approved in the first quarter of 2026, total unrecognized long-term incentive compensation expense (including both equity grants and franchise capital awards) is $235.4 million. Long-term incentive compensation expense in 2026 is expected to be approximately $85.0 million, excluding the impact of forfeitures and investment returns on the franchise capital awards’ underlying investments. The retirement acceleration feature added to certain awards granted beginning in 2024 results in higher amortization expense relative to prior awards which did not accelerate upon retirement. The incremental impact of the retirement acceleration feature will decrease over time, and we currently expect the impact on 2027 compensation expense to be approximately $5 million lower than the impact on 2026 compensation expense.
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

Distribution, Servicing and Marketing
Distribution, servicing and marketing expenses primarily represent payments we make to broker-dealers, financial advisors, defined contribution plan providers, mutual fund supermarkets and other intermediaries for selling, servicing and administering accounts invested in shares of Artisan Funds. Artisan Funds authorizes intermediaries to accept purchase, exchange and redemption orders for shares of Artisan Funds on its behalf. Many intermediaries charge a fee for those services. Artisan Funds pays a portion of some of those fees, which portion is intended to compensate the intermediary for its provision of services of the type that would be provided by Artisan Funds’ transfer agent or other service providers if the shares were registered directly on the books of Artisan Funds’ transfer agent. Like the investment management fees we earn as adviser to Artisan Funds, distribution, servicing and marketing fees typically vary with the value of the assets invested in shares of Artisan Funds. The allocation of such fees between us and Artisan Funds is determined by the board of Artisan Funds, based on information and a recommendation provided by us, with the goal of allocating to us, at a minimum, all costs attributable to the marketing and distribution of shares of Artisan Funds. A significant portion of Artisan Funds’ shares are held by investors through intermediaries to which we pay distribution, servicing and marketing expenses.
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
Communication and technology
Communication and technology expenses include information and data subscriptions, telecommunication device and data costs, information systems consulting fees, equipment and software maintenance expenses, operating leases for information technology equipment and depreciation and amortization expenses associated with computer hardware and software. Information and data subscriptions represent the costs we pay to obtain investment research and other data we need to operate our business. A portion of these expenses generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. We expect to continue our measured investments in technology to support our investment teams, distribution efforts and scalable operations.
On behalf of our clients, we make decisions to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive research products and services from broker-dealers in exchange for the business we conduct with such firms. Some of those research products and services could be acquired for cash and our receipt of those products and services through the use of client commissions, or soft dollars, reduces cash expenses we would otherwise incur. In response to the Markets in Financial Instruments Directive II and industry changes prompted by it, we have in the past experienced requests from clients to bear research expenses that are currently paid for using soft dollars. In response to such requests or as a result of changes in our operations, we may eventually bear more of the costs of research that are currently paid for using soft dollars, which could increase our operating expenses materially.
General and Administrative
General and administrative expenses include professional fees, travel and entertainment, certain state and local taxes, directors’ and officers’ liability insurance, director fees and other miscellaneous expenses we incur in operating our business.
We expect 2026 Occupancy, Communication and technology and General and administrative expenses in the aggregate to increase by mid-single digits compared to 2025.
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
We currently estimate that our GAAP and adjusted effective tax rates will increase 1% to 3% beginning in 2027 as a result of the compensation deduction limitation rules within the One Big Beautiful Bill Act (“OBBBA”).

Results of Operations
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

	For the Years Ended December 31,		Period-to-Period
	2025	2024	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues
Management fees	$1,167.6	$1,097.0	$70.6	6%
Performance fees	29.1	14.8	14.3	97%
Total revenues	1,196.7	1,111.8	84.9	8%
Operating Expenses
Total compensation and benefits	649.6	594.1	55.5	9%
Other operating expenses	147.5	151.1	(3.6)	(2)%
Total operating expenses	797.1	745.2	51.9	7%
Total operating income	399.6	366.6	33.0	9%
Non-operating income (expense)
Interest expense	(8.6)	(8.6)	—	—%
Other non-operating income (expense)	98.1	82.6	15.5	19%
Total non-operating income (expense)	89.5	74.0	15.5	21%
Income before income taxes	489.1	440.6	48.5	11%
Provision for income taxes	111.3	90.9	20.4	22%
Net income before noncontrolling interests	377.8	349.7	28.1	8%
Less: Noncontrolling interests - Artisan Partners Holdings	58.2	52.9	5.3	10%
Less: Noncontrolling interests - consolidated investment products	29.3	37.1	(7.8)	(21)%
Net income attributable to Artisan Partners Asset Management Inc.	$290.3	$259.7	$30.6	12%
Share Data
Basic earnings per share	$4.05	$3.66
Diluted earnings per share	$4.05	$3.66
Basic weighted average number of common shares outstanding	65,603,942	64,900,228
Diluted weighted average number of common shares outstanding	65,603,942	64,939,183
Revenues
The increase in revenues of $84.9 million, or 8%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, was driven primarily by a $12.8 billion, or 8%, increase in our average AUM and a $14.3 million increase in performance fee revenue. The increase in performance fee revenue resulted from higher relative investment outperformance in products with performance fee billing arrangements.
The weighted average fee rate, inclusive of performance fees, was 69.3 basis points for the year ended December 31, 2025, compared to 69.5 basis points for the year ended December 31, 2024. The following table sets forth investment advisory fees and the weighted average fee by investment vehicle. The weighted average fee for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Years Ended December 31,	2025	2024	2025	2024
	(dollars in millions)
Investment advisory fees	$454.9	$423.0	$741.8	$688.8
Weighted average fee (2)	51.3 bps	51.2 bps	88.3 bps	88.7 bps
Percentage of ending AUM	51%	52%	49%	48%
(1) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds.
(2) We compute our weighted average fee by dividing annualized investment management fees, inclusive of performance fees, by average AUM for the applicable period. Prior to December 2025, we presented weighted average management fee, which was exclusive of performance fees. Historical figures have been recast for comparability.

Operating Expenses
Compensation and Benefits

	For the Years Ended December 31,		Period-to-Period
	2025	2024	$	%
	(in millions)
Salaries, incentive compensation and benefits (1)	$552.6	$521.0	$31.6	6%
Long-term incentive compensation awards	97.0	73.1	23.9	33%
Total compensation and benefits	$649.6	$594.1	$55.5	9%
(1) Excluding long-term incentive compensation awards.
The increase in total compensation and benefits was driven by a $26.4 million increase in incentive compensation primarily related to increased revenues and a $23.9 million increase in long-term incentive compensation, which included a $15.3 million increase due to changes in the market value of outstanding long-term incentive awards.
Total compensation and benefits was 54% and 53% of our revenues for the years ended December 31, 2025 and 2024, respectively.
Other operating expenses
Other operating expenses decreased $3.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a decrease in general and administrative costs, most notably decreases in travel and entertainment costs, occupancy-related abandonment charges and professional fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Years Ended December 31,		Period-to-Period
	2025	2024	$	%
	(in millions)
Net investment gain (loss) of consolidated investment products	$47.4	$52.0	$(4.6)	(9)%
Net investment gain (loss) on nonconsolidated seed investments	8.7	7.0	1.7	24%
Net investment gain (loss) on nonconsolidated franchise capital investments	32.0	14.5	17.5	121%
Total net investment gain (loss)	$88.1	$73.5	14.6	20%
Interest expense	(8.6)	(8.6)	—	—%
Interest income on cash and cash equivalents and other	9.4	9.6	(0.2)	(2)%
Net gain (loss) on the tax receivable agreements	0.6	(0.5)	1.1	220%
Total non-operating income (expense)	$89.5	$74.0	$15.5	21%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments and net investment gain (loss) on franchise capital investments increased $14.6 million in aggregate for the year ended December 31, 2025, compared to the year ended December 31, 2024, predominantly due to market conditions.
Artisan’s share of the $88.1 million total investment gains for the year ended December 31, 2025 was $58.0 million, comprised of $36.1 million of gains on investments to hedge compensation plans and $21.9 million of gains on seed investments. $30.1 million of the total investment gains for the year ended December 31, 2025 were attributable to noncontrolling interests.
Provision for Income Taxes
APAM’s effective income tax rate for the years ended December 31, 2025 and 2024 was 22.7% and 20.6%, respectively. The increase in effective tax rate was primarily due to the enactment of the OBBBA, which increased the effective tax rate by 2.2%.
Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the years ended December 31, 2025 and 2024. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate was favorably impacted in both periods due to tax deductible dividends paid on unvested restricted share-based awards.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the year ended December 31, 2025, compared to the year ended December 31, 2024, as a result of unit exchanges and equity award grants. See Note 12, “Earnings Per Share” in the Notes to the consolidated financial statements in Item 8 of this report for further discussion of earnings per share.

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

	For the Years Ended December 31,		For the Period-to-Period
	2024	2023	$	%
Statements of operations data:	(in millions, except share and per-share data)
Revenues
Management fees	$1,097.0	$970.8	$126.2	13%
Performance fees	14.8	4.3	10.5	244%
Total revenues	1,111.8	975.1	136.7	14%
Operating Expenses
Total compensation and benefits	594.1	529.4	64.7	12%
Other operating expenses	151.1	142.1	9.0	6%
Total operating expenses	745.2	671.5	73.7	11%
Total operating income	366.6	303.6	63.0	21%
Non-operating income (expense)
Interest expense	(8.6)	(8.6)	—	—%
Other non-operating income	82.6	88.7	(6.1)	(7)%
Total non-operating income (expense)	74.0	80.1	(6.1)	(8)%
Income before income taxes	440.6	383.7	56.9	15%
Provision for income taxes	90.9	71.9	19.0	26%
Net income before noncontrolling interests	349.7	311.8	37.9	12%
Less: Noncontrolling interests - Artisan Partners Holdings	52.9	49.5	3.4	7%
Less: Noncontrolling interests - consolidated investment products	37.1	40.0	(2.9)	(7)%
Net income attributable to Artisan Partners Asset Management Inc.	$259.7	$222.3	$37.4	17%
Share Data
Basic earnings per share	$3.66	$3.19
Diluted earnings per share	$3.66	$3.19
Basic weighted average number of common shares outstanding	64,900,228	63,451,932
Diluted weighted average number of common shares outstanding	64,939,183	63,486,479
A detailed discussion of the year-over-year results for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, (4) non-recurring expenses and (5) the adjustment to deferred taxes as a result of the OBBBA enactment. These adjusted measures also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, (4) non-recurring expenses and (5) the adjustment to deferred taxes as a result of the OBBBA enactment. Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM’s current federal, state and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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
Compensation expense (reversal) related to market valuation changes in compensation plans represents the expense (income) associated with the change in the long-term incentive award liability resulting from investment returns of the underlying investment products. Because the compensation expense impact of the investment market exposure is economically hedged, management believes it is useful to reflect the expected net income offset in the calculation of adjusted operating income, adjusted net income and adjusted EBITDA. The related investment gain (loss) on the underlying investments is included in the adjustment for net investment gain (loss) of investment products.
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
The adjustment to income tax expense as a result of the OBBBA enactment relates to the remeasurement of deferred tax assets upon its enactment, specifically associated with new compensation deduction limitation rules effective for the Company starting in 2027.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Years Ended December 31,
	2025	2024	2023

Reconciliation of non-GAAP financial measures:
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$290.3	$259.7	$222.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	58.2	52.9	49.5
Add back: Provision for income taxes	111.3	90.9	71.9
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	23.0	7.8	4.8
Add back: Net (gain) loss on the tax receivable agreements	(0.6)	0.5	(0.5)
Add back: Net investment (gain) loss of investment products attributable to APAM	(58.0)	(31.9)	(38.4)
Add back: Non-recurring expenses	—	1.6	—
Less: Adjusted provision for income taxes	104.8	94.2	76.5
Adjusted net income (Non-GAAP)	$319.4	$287.3	$233.1

Average shares outstanding
Class A common shares	65.6	64.9	63.4
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.3	5.5	5.7
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.2	10.5	11.5
Adjusted shares	81.1	80.9	80.6

Basic earnings per share (GAAP)	$4.05	$3.66	$3.19
Diluted earnings per share (GAAP)	$4.05	$3.66	$3.19
Adjusted net income per adjusted share (Non-GAAP)	$3.93	$3.55	$2.89

Operating income (GAAP)	$399.6	$366.6	$303.6
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	23.0	7.8	4.8
Add back: Non-recurring expenses	—	1.6	—
Adjusted operating income (Non-GAAP)	$422.6	$376.0	$308.4

Operating margin (GAAP)	33.4%	33.0%	31.1%
Adjusted operating margin (Non-GAAP)	35.3%	33.8%	31.6%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$290.3	$259.7	$222.3
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	58.2	52.9	49.5
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	23.0	7.8	4.8
Add back: Net (gain) loss on the tax receivable agreements	(0.6)	0.5	(0.5)
Add back: Net investment (gain) loss of investment products attributable to APAM	(58.0)	(31.9)	(38.4)
Add back: Interest expense	8.6	8.6	8.6
Add back: Provision for income taxes	111.3	90.9	71.9
Add back: Depreciation and amortization	9.3	9.9	9.3
Add back: Non-recurring expenses	—	1.6	—
Adjusted EBITDA (Non-GAAP)	$442.1	$400.0	$327.5

Liquidity, Capital Resources and Contractual Obligations
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$214.4	$201.2
Accounts receivable	154.5	118.7
Seed investments (1)	151.6	154.9
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan's direct equity investments in consolidated and nonconsolidated investment products. The balance excludes $219.4 million and $150.4 million of investments made related to funded long-term incentive compensation plans as of December 31, 2025 and December 31, 2024, respectively.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $166.5 million of our cash and cash equivalents balance was invested in money market funds as of December 31, 2025.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of December 31, 2025, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of December 31, 2025, the balance of all seed investments, including investments in consolidated investment products, was $151.6 million. The seed investments are generally redeemable at our discretion, subject to certain monthly or quarterly timing restrictions for certain Artisan Private Funds. We monitor for opportunities to redeem existing seed investments as sufficient scale in those strategies and vehicles is achieved.
During the year ended December 31, 2025, we made investments of $46.8 million related to funded long-term incentive compensation plans. As of December 31, 2025, the value of investments held in connection with funded long-term incentive compensations plans was $219.4 million. In the first quarter of 2026, we intend to invest an additional $50.6 million related to our economic hedge of franchise capital awards in connection with the grant that was approved by our Board on January 29, 2026.
In October 2023, we committed $16.0 million of capital as a seed investment in the Artisan Dislocation Opportunities Fund LP, a private fund that will call capital contributions and begin investment activity upon the occurrence of a market-based trigger. As of December 31, 2025, the trigger had not occurred and the capital had not yet been called, therefore the committed capital is not recorded in the Consolidated Statements of Financial Condition. The capital commitment terminates if the market trigger does not occur within three years of the October 30, 2023 initial closing date.
Under the terms of the Grandview Property Partners purchase agreement, we agreed to provide up to $50 million of seed capital commitments across Grandview’s next two flagship funds.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
On August 15, 2025, Artisan Partners Holdings LP issued $50 million of 5.43% Series G Senior Notes and used the proceeds, along with cash on hand, to repay the $60 million of 4.29% Series D Senior Notes that matured on August 16, 2025. The Company incurred debt issuance costs of $0.5 million related to the notes which are amortized as interest expense over the life of the instrument.
As of December 31, 2025, we have $190 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series E, Series F and Series G, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the year ended December 31, 2025.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received. Holdings maintained an investment grade rating for the year ended December 31, 2025.

These borrowings contain certain customary covenants including limitations on Artisan Partners Holdings’ ability to: (i) incur additional indebtedness or liens, (ii) engage in mergers or other fundamental changes, (iii) sell or otherwise dispose of assets including equity interests and (iv) make dividend payments or other distributions to Artisan Partners Holdings’ partners (other than, among others, tax distributions paid to partners for the purpose of funding tax liabilities attributable to their interests) when a default occurred and is continuing or would result from such a distribution. In addition, in the event of a Change of Control (as defined in the Note Purchase Agreement) or if Artisan’s average AUM for a fiscal quarter is below $45 billion, Holdings is generally required to offer to pre-pay the notes. Artisan Partners Limited Partnership, a wholly-owned subsidiary of Holdings, has guaranteed Holdings’ obligations under the terms of the Note Purchase Agreement.
In addition, covenants in the note purchase and revolving credit agreements require Artisan Partners Holdings to maintain the following financial ratios:
•leverage ratio (calculated as the ratio of consolidated total indebtedness on any date to consolidated EBITDA for the period of four consecutive fiscal quarters ended on or prior to such date) cannot exceed 3.00 to 1.00 (Artisan Partners Holdings’ leverage ratio for the year ended December 31, 2025 was 0.4 to 1.00); and
•interest coverage ratio (calculated as the ratio of consolidated EBITDA for any period of four consecutive fiscal quarters to consolidated interest expense for such period) cannot be less than 4.00 to 1.00 for such period (Artisan Partners Holdings’ interest coverage ratio for the year ended December 31, 2025 was 60.3 to 1.00).
Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of December 31, 2025.
As of December 31, 2025, we had approximately $151.0 million of future minimum rent commitments under non-cancellable leasing arrangements.
Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM, for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
	2025	2024
	(in millions)
Holdings Partnership Distributions to Limited Partners	$56.2	$48.9
Holdings Partnership Distributions to APAM	363.1	305.9
Total Holdings Partnership Distributions	$419.3	$354.8
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 3, 2026, a distribution of $47.8 million, payable by Artisan Partners Holdings on February 20, 2026 to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the years ended December 31, 2025 and 2024:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2025	2024
Quarterly	Class A Common	$3.13	$2.82
Special Annual	Class A Common	$0.50	$0.34
Our Board declared, effective February 3, 2026, a dividend of $1.58 per share of Class A common stock, consisting of a variable quarterly dividend of $1.01 per share of Class A common stock with respect to the December quarter of 2025 and a special annual dividend of $0.57 per share. The dividend will be paid on February 27, 2026 to stockholders of record as of the close of business on February 13, 2026. The variable quarterly dividend of $1.01 per share represents approximately 80% of the cash generated (as described below) in the December quarter of 2025. The special dividend represents the remainder of undistributed cash generated during the year ended December 31, 2025 in addition to other discrete sources and uses of cash throughout the year, including realized gains on seed capital redemptions and investments redeemed in connection with forfeited franchise capital awards, less cash reserved for future growth initiatives including acquisitions and seed investments in new investment strategies and vehicles.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $303.4 million liability as of December 31, 2025. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration).
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
In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the year ended December 31, 2025, we made payments totaling $38.5 million, related to the TRAs, including interest. In 2026, we expect to make payments of approximately $40.4 million related to the TRAs.
Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash and cash equivalents as of January 1,	$268.2	$178.5	$143.3
Net cash provided by operating activities	172.0	372.8	253.1
Net cash provided by (used in) investing activities	35.3	(24.9)	(38.2)
Net cash used in financing activities	(183.0)	(254.2)	(175.0)
Net impact of deconsolidation of consolidated investment products	(37.0)	(4.0)	(4.7)
Cash and cash equivalents as of December 31,	$255.5	$268.2	$178.5
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024
Net cash provided by operating activities decreased $200.8 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. Net cash used in net purchase activity and other consolidated investment product activity increased by $213.8 million in 2025, driven primarily by a net increase in subscriptions to consolidated investment products. The increase included third-party subscriptions and additional capital provided by Artisan, including subscriptions related to two new consolidated investment products launched during the period. The increase in cash used by consolidated investment products was partially offset by a $33.0 million increase in operating income in the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Investing activities consist of the purchase and sale of investment securities and the acquisition of property and equipment, and leasehold improvements. Net cash provided by (used in) investing activities increased $60.2 million during the year ended December 31, 2025, primarily due to seed redemptions and a decrease in capital expenditures.
Financing activities consist primarily of dividend payments to holders of our Class A common stock, partnership distributions to non-controlling interests, contributions to and distributions from consolidated investment products, payments of principal or proceeds received from our senior notes and payments owed under the tax receivable agreements. Net cash used in financing activities decreased $71.2 million during the year ended December 31, 2025. Investment subscriptions received by consolidated investment products increased by $128.0 million, which was partially offset by a $42.5 million increase in dividend and distribution payments and a $10.0 million net decrease in notes payable.
The investment product that was deconsolidated during the year ended December 31, 2025, resulted in a $33.0 million greater decrease in cash and cash equivalents compared to the investment product that was deconsolidated during the year ended December 31, 2024.
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
The portfolios of Artisan Funds and Artisan Global Funds, as well as the portfolios we manage for our other clients, are invested principally in securities for which market values are readily available, with a portion of each portfolio held in cash or cash-like instruments. With the exception of the assets managed by our Credit team and EMsights Capital Group (which together represented approximately 10.0% of our AUM at December 31, 2025), the portfolios are invested principally in publicly-traded equity securities.
The investment management fees that we receive are calculated based on the values of the securities held in the accounts that we manage for our clients. For our U.S.-registered mutual fund and UCITS fund clients, including Artisan Funds and Artisan Global Funds, and for Artisan Private Funds, our fees are based on the values of the funds’ assets as determined for purposes of calculating their net asset values. Securities held by Artisan Funds, Artisan Global Funds and Artisan Private Funds are generally valued at closing market prices, or if closing market prices are not readily available or are not considered reliable, at a fair value determined under procedures established by the fund’s board (fair value pricing). Values of securities determined using fair value pricing are likely to be different than they would be if only closing market prices were used.
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
Income Taxes
We operate in numerous states and countries and must allocate our income, expenses and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability for income taxes that we have incurred in doing business each year in all of our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our tax return liabilities. Each jurisdiction has the right to audit those tax returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2025, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.

Payments pursuant to the Tax Receivable Agreements (“TRAs”)
We have recorded a liability of $303.4 million as of December 31, 2025, representing 85% of the estimated future tax benefits subject to the TRAs. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.
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
The value of our AUM was $179.9 billion as of December 31, 2025. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all our investment strategies, products and client relationships, would cause an annualized increase or decrease in our revenues of approximately $124.7 million at our current weighted average fee rate of 69 basis points. Because of our declining rates of fee for larger relationships and differences in our rates of fee across investment strategies, a change in the composition of our AUM, in particular an increase in the proportion of our total AUM attributable to strategies, clients or relationships with lower effective rates of fees, could have a material negative impact on our overall weighted average rate of fee. The same 10% increase or decrease in the value of our total AUM, if attributed entirely to a proportionate increase or decrease in the assets of each of the Artisan Funds and Artisan Global Funds, to which we provide a range of services in addition to those provided to separate accounts and therefore charge a higher rate of fee, would cause an annualized increase or decrease in our revenues of approximately $158.9 million at the Artisan Funds and Artisan Global Funds aggregate weighted average fee of 88 basis points. If the same 10% increase or decrease in the value of our total AUM was attributable entirely to a proportionate increase or decrease in the assets of each separate account we manage, it would cause an annualized increase or decrease in our revenues of approximately $86.7 million at the current weighted average fee rate across all of our separate accounts of 48 basis points.
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
We are subject to market risk from a decline in the prices of marketable securities that we own. The total value of marketable securities we owned, including our direct equity investments in consolidated investment products, was $371.0 million as of December 31, 2025. We invested in certain Artisan Private Funds, Artisan Funds and Artisan Global Funds in amounts sufficient to cover certain organizational expenses and to ensure that the funds had sufficient assets at the commencement of their operations to build a viable investment portfolio. In addition, we invested in Artisan investment strategies to hedge our economic exposure to the change in value of our franchise capital awards due to market movements. Assuming a 10% increase or decrease in the values of our total marketable securities, the fair value would increase or decrease by $37.1 million at December 31, 2025. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk.

Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $179.9 billion as of December 31, 2025. As of December 31, 2025, approximately 48% of our AUM were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 50% of our AUM were invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Each investment team monitors its own exposure to exchange rate risk and makes decisions on how to manage that risk in the portfolios managed by that team.
We have not adopted a corporate-level risk management policy to manage exchange rate risk in the assets we manage. Assuming that 50% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $9.0 billion, which would cause an annualized increase or decrease in revenues of approximately $62.3 million at our current weighted average fee rate of 69 basis points.
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
Interest Rate Risk
We generally invest our available cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes or other market risks may affect the fair value of those funds’ investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. As of December 31, 2025, $166.5 million of our available cash was invested in money market funds that invested solely in U.S. Treasuries. Interest rate changes would not have a material impact on the income we earn from these investments. The remaining portion of our cash was held in demand deposit accounts.
Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. As of December 31, 2025, there were no borrowings outstanding under the revolving credit agreement.
The credit strategies managed by our Credit team and EMsights Capital Group, which had $19.4 billion of AUM as of December 31, 2025, invest in fixed income securities. The values of debt instruments held by these strategies may fall in response to increases in interest rates, which would reduce our revenues. We have considered the potential impact of a 100 basis point movement in market interest rates on the portfolios of the strategies managed by these teams. Based on our analysis, we do not expect that such a change would have a material impact on our revenues or results of operations in the next twelve months.

Item 8. Financial Information and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Artisan Partners Asset Management Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Artisan Partners Asset Management Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Deferred Tax Assets and Amounts Payable Under Tax Receivable Agreements

As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $354.7 million at December 31, 2025 while the amount payable under the tax receivable agreements (“TRA”) was $303.4 million. DTAs are determined by management based upon the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets. The TRAs generally provide for payment of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes or benefits. The cash savings are calculated by comparing the Company’s actual income tax liability to the amount it would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRAs. The increase in tax basis, which results in a DTA, as well as the amount and timing of any payments under these agreements, will vary depending on a number of factors, which include the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of the Company’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis.

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
February 20, 2026

We have served as the Company’s auditor since 1995.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	At December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$214,446	$201,172
Accounts receivable	154,536	118,667
Investment securities	228,044	208,792
Prepaid expenses	20,592	13,537
Property and equipment, net	33,020	41,472
Operating lease assets	105,278	83,364
Deferred tax assets	354,702	409,386
Other	4,699	4,194
Assets of consolidated investment products
Cash and cash equivalents	41,060	67,046
Accounts receivable and other	10,679	8,986
Investment assets, at fair value	410,236	462,140
Total assets	$1,577,292	$1,618,756
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$32,452	$33,406
Accrued short-term incentive compensation	28,854	20,547
Accrued long-term incentive compensation	105,423	58,952
Operating lease liabilities	120,881	101,277
Borrowings	189,140	199,430
Amounts payable under tax receivable agreements	303,368	341,461
Liabilities of consolidated investment products
Accounts payable, accrued expenses and other	13,942	105,984
Investment liabilities, at fair value	813	7,780
Total liabilities	$794,873	$868,837
Commitments and contingencies
Redeemable noncontrolling interests	304,263	327,917
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 70,472,750 and 70,074,120 shares outstanding at December 31, 2025 and December 31, 2024, respectively)	705	701
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,137,929 and 1,574,068 shares outstanding at December 31, 2025 and December 31, 2024, respectively)	11	16
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 9,077,590 and 8,712,951 shares outstanding at December 31, 2025 and December 31, 2024, respectively)	91	87
Additional paid-in capital	236,327	220,838
Retained earnings	203,386	170,044
Accumulated other comprehensive income (loss)	(1,689)	(2,762)
Total Artisan Partners Asset Management Inc. stockholders’ equity	438,831	388,924
Noncontrolling interests - Artisan Partners Holdings	39,325	33,078
Total stockholders’ equity	$478,156	$422,002
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,577,292	$1,618,756

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Management fees	$1,167,564	$1,096,935	$970,812
Performance fees	29,124	14,867	4,319
Total revenues	$1,196,688	$1,111,802	$975,131
Operating Expenses
Compensation and benefits	649,579	594,125	529,395
Distribution, servicing and marketing	28,131	25,758	23,621
Occupancy	29,178	30,262	28,931
Communication and technology	52,384	52,972	51,742
General and administrative	37,785	42,056	37,850
Total operating expenses	797,057	745,173	671,539
Total operating income	399,631	366,629	303,592
Non-operating income (expense)
Interest expense	(8,550)	(8,610)	(8,571)
Interest income on cash and cash equivalents and other	9,362	9,612	6,301
Net gain (loss) on the tax receivable agreements	557	(504)	505
Net investment gain (loss) of consolidated investment products	47,426	51,961	62,702
Net investment gain (loss) of nonconsolidated investment products	40,706	21,464	19,163
Total non-operating income (expense)	89,501	73,923	80,100
Income before income taxes	489,132	440,552	383,692
Provision for income taxes	111,253	90,901	71,888
Net income before noncontrolling interests	377,879	349,651	311,804
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	58,242	52,919	49,522
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	29,317	36,984	39,993
Net income attributable to Artisan Partners Asset Management Inc.	$290,320	$259,748	$222,289

Basic earnings per share	$4.05	$3.66	$3.19
Diluted earnings per share	$4.05	$3.66	$3.19
Basic weighted average number of common shares outstanding	65,603,942	64,900,228	63,451,932
Diluted weighted average number of common shares outstanding	65,603,942	64,939,183	63,486,479
Dividends declared per Class A common share	$3.63	$3.16	$2.66

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income before noncontrolling interests	$377,879	$349,651	$311,804
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,232	(253)	957
Total other comprehensive income (loss)	1,232	(253)	957
Comprehensive income	379,111	349,398	312,761
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	58,398	52,886	49,873
Comprehensive income attributable to noncontrolling interests - consolidated investment products	29,317	36,984	39,993
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$291,396	$259,528	$222,895

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2023	$680	$26	$90	$171,416	$93,088	$(3,079)	$17,136	$279,357	$135,280
Net income	—	—	—	—	222,289	—	49,522	271,811	39,993
Other comprehensive income - foreign currency translation	—	—	—	—	—	606	351	957	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,385)	—	(23)	1,408	—	—
Amortization of equity-based compensation	—	—	—	29,074	—	—	4,623	33,697	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	481	—	—	—	481	—
Issuance of Class A common stock, net of issuance costs	—	—	—	(84)	—	—	—	(84)	—
Forfeitures and employee/partner terminations	(1)	—	—	1	—	—	—	—	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(2)	—	—	(5,775)	—	—	(981)	(6,758)	—
Exchange of subsidiary equity	2	(2)	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	95,662
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(18,529)
Distributions	—	—	—	—	—	—	(44,732)	(44,732)	—
Dividends	—	—	—	—	(183,251)	—	(127)	(183,378)	—
Balance at December 31, 2023	$685	$24	$90	$193,722	$132,126	$(2,496)	$27,200	$351,351	$252,406
Net income	—	—	—	—	259,748	—	52,919	312,667	36,984
Other comprehensive income (loss) - foreign currency translation	—	—	—	—	—	(220)	(33)	(253)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	1,122	—	(46)	(1,076)	—	—
Amortization of equity-based compensation	—	—	—	28,407	—	—	4,068	32,475	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	3,467	—	—	—	3,467	—
Issuance of Class A common stock, net of issuance costs	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(5,874)	—	—	(956)	(6,831)	—
Exchange of subsidiary equity	11	(8)	(3)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	60,143
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(21,616)
Distributions	—	—	—	—	—	—	(48,918)	(48,918)	—
Dividends	—	—	—	—	(221,830)	—	(126)	(221,956)	—
Balance at December 31, 2024	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Changes in Stockholders’ Equity, continued
(U.S. dollars in thousands)

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2025	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917
Net income	—	—	—	—	290,320	—	58,242	348,562	29,317
Other comprehensive income (loss) - foreign currency translation	—	—	—	—	—	1,076	156	1,232	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,894)	—	(3)	1,897	—	—
Amortization of equity-based compensation	—	—	—	25,099	—	—	3,448	28,547	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	278	—	—	—	278	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(3)	—	—	(7,988)	—	—	(1,144)	(9,135)	—
Exchange of subsidiary equity	1	(5)	4	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	189,401
Impact of deconsolidation of consolidated investment products	—	—	—	—	—	—	—	—	(242,372)
Distributions	—	—	—	—	—	—	(56,225)	(56,225)	—
Dividends	—	—	—	—	(256,978)	—	(127)	(257,105)	—
Balance at December 31, 2025	$705	$11	$91	$236,327	$203,386	$(1,689)	$39,325	$478,156	$304,263

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from operating activities	2025	2024	2023
Net income before noncontrolling interests	$377,879	$349,651	$311,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,378	9,862	9,348
Deferred income taxes	55,712	44,179	42,496
Asset impairment	—	979	—
Noncash lease expense	(1,139)	(988)	(242)
Net investment (gain) loss on nonconsolidated investment securities	(40,706)	(21,464)	(19,163)
Net (gain) loss on the tax receivable agreements	(557)	504	(505)
Loss on disposal of property and equipment	10	45	4
Amortization of debt issuance costs	399	389	442
Share-based compensation	28,547	32,475	33,697
Net investment (gain) loss of consolidated investment products	(47,426)	(51,961)	(62,702)
Purchase of investments by consolidated investment products	(473,448)	(377,063)	(406,318)
Proceeds from sale of investments by consolidated investment products	224,846	280,797	281,640
Net change in operating assets and liabilities of consolidated investment products including net investment income	17,007	78,494	35,094
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	(34,698)	(16,898)	125
Prepaid expenses and other assets	(7,932)	1,166	(85)
Accounts payable and accrued expenses	64,116	42,671	27,393
Net cash provided by operating activities	171,988	372,838	253,028
Cash flows from investing activities
Acquisition of property and equipment	(371)	(1,570)	(2,257)
Leasehold improvements	(306)	(3,182)	(6,374)
Proceeds from sale of investment securities	77,333	11,689	5,947
Purchase of investment securities	(41,408)	(31,807)	(35,483)
Net cash provided by (used in) investing activities	35,248	(24,870)	(38,167)
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Consolidated Statements of Cash Flows (continued)
(U.S. dollars in thousands)

	For the Years Ended December 31,
Cash flows from financing activities	2025	2024	2023
Partnership distributions	(56,225)	(48,918)	(44,732)
Dividends paid	(257,105)	(221,956)	(183,378)
Payment of debt issuance costs	(464)	—	—
Proceeds from issuance of notes payable	50,000	—	—
Principal payments on notes payable	(60,000)	—	—
Payments under the tax receivable agreements	(38,286)	(36,659)	(35,757)
Taxes paid related to employee net share settlement	(8,964)	(6,831)	(6,758)
Capital contributions to consolidated investment products, net	188,084	60,143	95,662
Net cash used in financing activities	(182,960)	(254,221)	(174,963)
Net increase (decrease) in cash and cash equivalents	24,276	93,747	39,898
Net cash impact of deconsolidation of consolidated investment products	(36,988)	(3,996)	(4,679)
Cash and cash equivalents
Beginning of period	268,218	178,467	143,248
End of period	$255,506	$268,218	$178,467

Cash and cash equivalents as of the end of the period
Cash and cash equivalents	$214,446	$201,172	$141,008
Cash and cash equivalents of consolidated investment products	41,060	67,046	37,459
Cash and cash equivalents	$255,506	$268,218	$178,467

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$1,027	$18,574	$3,462
Establishment of amounts payable under tax receivable agreements	750	14,073	1,016
Increase in investment securities due to deconsolidation of consolidated investment products	29,757	23,831	19,612
Operating lease assets obtained in exchange for operating leases	35,553	3,413	6,644
Settlement of franchise capital liability via transfer of investment securities	10,464	7,212	3,204
Non-cash contributions to consolidated investment products	1,317	—	—
Cash paid for:
Interest on borrowings	$7,803	$7,679	$7,679

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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At December 31, 2025, APAM held approximately 87% of the equity ownership interest in Holdings.
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

From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund, and the underlying activity of the entire fund is included in Artisan’s Consolidated Financial Statements. As of December 31, 2025, Artisan had a controlling financial interest in five sub-funds of Artisan Global Funds and three Artisan Private Funds and, as a result, these funds are included in Artisan’s Consolidated Financial Statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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
Accounts receivable
Accounts receivable are carried at invoiced amounts and consist primarily of investment advisory fees that have been earned, but not yet received from clients. Due to the short-term nature of the receivables, the carrying values of these assets approximate fair value. The accounts receivable balance does not include any allowance for doubtful accounts as Artisan believes all accounts receivable balances are fully collectible. There has not been any bad debt expense recorded for the years ended December 31, 2025, 2024 and 2023.
Investment securities
Investment securities consist of nonconsolidated investments in shares of Artisan Funds, Artisan Global Funds and Artisan Private Funds. Investments provide exposure to various risks, including price risk (the risk of a potential future decline in value of the investment) and foreign currency risk. Investments are carried at fair value based on net asset values as of the valuation date.
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
The estimated useful lives of property and equipment as of December 31, 2025 are as follows:

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
Leases
Artisan has lease commitments for office space, parking structures and equipment, which are all accounted for as operating leases. Artisan records expense for operating leases on a straight-line basis over the lease term. Any lease incentives received by Artisan are also amortized on a straight-line basis over the lease term.
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
Investment assets and liabilities of consolidated investment products
Investment assets and liabilities of consolidated investment products primarily consist of equity securities, fixed income securities, short-term investments and derivatives. The carrying value of the investment assets and liabilities is also their fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. Equity securities are generally valued based upon closing market prices of the security on the principal exchange on which the security is traded. Fixed income securities include corporate bonds, convertible bonds and bank loans. Fixed income securities are generally valued based on prices provided by independent pricing vendors. Short-term investments are comprised of repurchase agreements and U.S. Treasury obligations. Repurchase agreements are valued at cost plus accrued interest and U.S. Treasury obligations are valued using the same principles as fixed income securities. Derivative assets and liabilities are generally comprised of put and call swaps on securities or indices and open forward foreign currency contracts. Put and call swaps are valued at the mid price (average of the bid price and ask price) as provided by the pricing vendor at the close of trading on the contract’s principal exchange. Open forward foreign currency contracts are valued using the market spot rate. See Note 6, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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
Share-based compensation
Share-based compensation expense is recognized based on the estimated grant date fair value on a straight-line basis over the requisite service period of the award. The initial requisite service period is generally five years for restricted share-based awards. For awards granted beginning in 2024, the five-year service vesting condition is waived for grantees that satisfy qualified retirement requirements and an age-plus-service condition. For grantees who meet the age-plus-service condition for a qualified retirement, the initial requisite service period for that award is equal to the grantee’s required retirement notice period, which is generally 12 or 18 months. The Company’s accounting policy is to record the impact of forfeitures when they occur.
Cash-based long-term incentive compensation awards (franchise capital awards)
Cash-based long-term incentive compensation awards, referred to as franchise capital awards, are awards granted to investment team professionals which are tied to the values of one of the investment strategies managed by the grantee’s investment team. Compensation expense is recognized over the requisite service period of the award and the amount of expense recorded considers changes in the fair value of the award as a result of the investment returns of the strategy tied to the award. The initial requisite service period is generally five years. For awards granted beginning in 2024, the five-year service vesting condition is waived for grantees that satisfy qualified retirement requirements and an age-plus-service condition. For grantees who meet the age-plus-service condition for a qualified retirement, the initial requisite service period for that award is equal to the grantee’s required retirement notice period, which is generally 12 or 18 months. As the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed. The liability is recorded within accrued long-term incentive compensation in the Company’s Consolidated Statements of Financial Condition. The Company’s accounting policy is to record the impact of forfeitures when they occur.
Distribution, servicing and marketing
Artisan Funds has authorized certain financial services companies, broker-dealers, banks or other intermediaries, and in some cases other organizations designated by an authorized intermediary, to accept purchase, exchange, and redemption orders for shares of Artisan Funds on the funds’ behalf. Many intermediaries charge a fee for accounting and shareholder services provided to fund shareholders on the funds’ behalf. Those services typically include recordkeeping, transaction processing for shareholders’ accounts and other services.
Fees are either based on the number of accounts to which the intermediary provides such services or a percentage of the average daily value of fund shares held in such accounts. The funds pay a portion of such fees directly to the intermediaries, which are intended to compensate the intermediary for its provision of services of the type that would be provided by the funds’ transfer agent or other service providers if the shares were registered directly on the books of the funds’ transfer agent. Artisan pays the balance of those fees, which includes compensation to the intermediary for its distribution, servicing and marketing of Artisan Funds shares.
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

Distribution, servicing and marketing fees paid by Artisan are presented as an operating expense because Artisan is the principal in its role as the primary obligor related to these services. Expenses incurred were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Expenses incurred with respect to Artisan Funds	$24,085	$21,694	$19,746
Expenses incurred with respect to Artisan Global Funds	725	849	935
Other marketing expenses	3,321	3,215	2,940
Total distribution, servicing and marketing	$28,131	$25,758	$23,621
Accrued fees to intermediaries were $3.3 million and $2.8 million as of December 31, 2025 and 2024, respectively, and are included in accounts payable, accrued expenses and other in the Consolidated Statements of Financial Condition.
Loss contingencies
Artisan considers the assessment of loss contingencies as a significant accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on Artisan’s results of operations that could result from legal actions or other claims and assessments. Artisan recognizes estimated costs to defend as incurred. Potential loss contingencies are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on Artisan’s results of operations, financial position or cash flows. Recoveries of losses are recognized in the Consolidated Statements of Operations when receipt is deemed probable. No loss contingencies were recorded at December 31, 2025, 2024 and 2023. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Commitments
In October 2023, Artisan launched Artisan Dislocation Opportunities Fund LP, a private fund that calls committed capital from investors and begins investment activities upon achievement of a market-based triggering event. Capital commitments from investors are released after three years if the market-based trigger is not achieved, which it had not been as of December 31, 2025. The Company has committed $16.0 million of capital in conjunction with the launch, predominantly as a seed investment in the fund.
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
Earnings per share
Basic earnings per share is computed under the two-class method by dividing income available to Class A common stockholders by the weighted average number of Class A common shares outstanding during the period. Unvested restricted share-based awards are excluded from the number of Class A common shares outstanding for the basic earnings per share calculation because the shares have not yet been earned by employees. Income available to Class A common stockholders is computed by reducing net income attributable to APAM by earnings (both distributed and undistributed) allocated to participating securities, according to their respective rights to participate in those earnings. Except for certain performance share units in 2024 and 2023, unvested share-based awards are participating securities because the awards include non-forfeitable dividend rights during the vesting period. Class B and Class C common shares do not share in profits of APAM and therefore are not reflected in the calculations.
Diluted earnings per share is computed under the more dilutive of the treasury stock method or the two-class method. The weighted average number of Class A common shares outstanding during the period is increased by the assumed conversion of nonparticipating unvested share-based awards into Class A common stock using the treasury stock method.
Recent accounting pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to software development project stages so that the guidance is neutral to different software development methods. The amendment eliminates the project stage model and clarifies that capitalization of internal-use software costs commences when management has authorized and committed funding for the project and it is probable that software will be completed and used to perform the function intended. The Company is required to adopt the guidance for the year ending December 31, 2028. The Company is currently evaluating the impact of the ASU on its Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires disclosure of additional information and disaggregation of certain expenses included in the income statement. The Company is required to adopt the guidance for the year ending December 31, 2027. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
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

	As of December 31, 2025	As of December 31, 2024
Seed investments in equity securities	$42,708	$66,349
Seed investments in equity securities accounted for under the equity method	3,341	7,964
Compensation plan investments in equity securities	163,875	127,430
Compensation plan investment securities accounted for under the equity method	18,120	7,049
Total investment securities	$228,044	$208,792
Unrealized gain (loss) related to investment securities held for the periods indicated below were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Unrealized gain (loss) in the period on investment securities held at the end of the period	$22,551	$9,283	$15,664
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

The following provides the hierarchy of inputs used to derive the fair value of Artisan’s assets and liabilities that are financial instruments as of December 31, 2025 and 2024:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
December 31, 2025
Assets
Money market funds (1)	$166,510	$—	$166,510	$—	$—
Equity securities	228,044	20,717	207,327	—	—

December 31, 2024
Assets
Money market funds (1)	$177,433	$—	$177,433	$—	$—
Equity securities	208,792	14,324	194,468	—	—
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
Note 5. Borrowings
Artisan’s borrowings consist of the following as of December 31, 2025 and 2024:

	Maturity (1)	Outstanding Balance at December 31, 2025	Outstanding Balance at December 31, 2024	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series D	August 2025	—	60,000	4.29%
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Series G	August 2030	50,000	—	5.43%
Total gross borrowings		190,000	200,000
Debt issuance costs		(860)	(570)
Total borrowings		$189,140	$199,430
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $180.3 million and $182.5 million as of December 31, 2025 and 2024, respectively. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 4, “Fair Value Measurements”.
On August 15, 2025, Artisan Partners Holdings LP issued $50 million of 5.43% Series G Senior Notes and used the proceeds, along with cash on hand, to repay the $60 million of 4.29% Series D Senior Notes that matured on August 16, 2025. The Company incurred debt issuance costs of $0.5 million related to the notes which are amortized as interest expense over the life of the instrument.
The financial covenants contained in the note purchase agreement for the Series G Senior Notes are the same as the covenants contained in the Company’s note purchase agreements for the Series E and Series F Senior Notes.
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.

Revolving credit agreement - Artisan Partners Holdings maintains a $100.0 million revolving credit facility that matures in August 2027. Any loans outstanding under the revolving credit agreement bear interest at a rate per annum equal to, at the Company’s election, (i) adjusted Term SOFR plus an applicable margin ranging from 1.25% to 2.25%, depending on Holdings’ leverage ratio (as defined in the revolving credit agreement) or (ii) an alternate base rate equal to the highest of (a) Citibank, N.A.’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the adjusted Term SOFR for a one-month interest period plus 1.00%, plus, in each case, an applicable margin ranging from 0.25% to 1.25%, depending on Holdings’ leverage ratio. Unused commitments will bear interest at a rate that ranges from 0.15% to 0.45%, depending on Holdings’ leverage ratio.

As of and for the year-ended December 31, 2025, there were no borrowings outstanding under the $100.0 million revolving credit agreement and the interest rate on the unused commitment was 0.15%.
The unsecured notes and the revolving credit agreement contain certain restrictive financial covenants including a limitation on the leverage ratio of Holdings and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of December 31, 2025.
Interest expense incurred on the unsecured notes and revolving credit agreement was $7.8 million for each of the years ended December 31, 2025, 2024 and 2023.
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
As of December 31, 2025, Artisan is considered to have a controlling financial interest in five sub-funds of Artisan Global Funds and three Artisan Private Funds, with an aggregate direct equity investment in the consolidated investment products of $143.0 million, of which $105.5 million is related to seed investments and $37.5 million is related to compensation plan investments.
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
During the year ended December 31, 2025, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund as a result of third party capital contributions. Upon loss of control, the fund was deconsolidated and the related assets, liabilities and equity of the fund were derecognized from the Company’s consolidated statements of financial condition. There was no net impact to the consolidated statement of operations for the year ended December 31, 2025. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s direct equity investment, which was $29.8 million at the time of deconsolidation, was reclassified from investment assets of consolidated investment products to investment securities.
As of December 31, 2025, Artisan held direct equity investments of $21.5 million in VIEs for which the Company does not hold a controlling financial interest. These direct equity investments consisted of seed and compensation plan investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.

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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of December 31, 2025 and 2024:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Money market funds	$25,282	$25,282	$—	$—
Equity securities - long position	151,994	151,994	—	—
Fixed income instruments - long position	255,610	—	245,974	9,636
Derivative assets	2,632	203	2,429	—

Liabilities
Derivative liabilities	$813	$2	$811	$—

December 31, 2024
Assets
Money market funds	$58,239	$58,239	$—	$—
Equity securities - long position	72,547	70,642	1,905	—
Fixed income instruments - long position	381,556	—	359,597	21,959
Derivative assets	934	237	697	—
Private equity	7,103	—	—	7,103

Liabilities
Fixed income instruments - short position	$7,013	$—	$7,013	$—
Derivative liabilities	516	—	516	—
Reverse repurchase agreements	251	—	251	—

CIP balances included in the Company's Consolidated Statements of Financial Condition were as follows:

	As of December 31, 2025	As of December 31, 2024
Net CIP assets included in the table above	$434,705	$512,599
Net CIP assets (liabilities) not included in the table above	12,515	(88,191)
Total Net CIP assets	447,220	424,408
Less: redeemable noncontrolling interests	304,263	327,917
Artisan’s direct equity investment in CIPs	$142,957	$96,491

Note 7. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of December 31, 2025, APAM held approximately 87% of the equity ownership interests in Holdings.
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
For the years ended December 31, 2025, 2024 and 2023, APAM’s equity ownership interest in Holdings has increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at January 1, 2023	67,982,025	11,624,031	79,606,056	85%
Issuance of APAM Restricted Shares, Net	328,415	—	328,415	1%
Delivery of Shares Underlying RSUs and PSUs (1)	100,043	—	100,043	—%
Holdings Common Unit Exchanges (1)	163,345	(163,345)	—	—%
Forfeitures from Employee Terminations (1)	(19,750)	—	(19,750)	—%
Balance at December 31, 2023	68,554,078	11,460,686	80,014,764	86%
Issuance of APAM Restricted Shares, Net (1)	353,602	—	353,602	—%
Delivery of Shares Underlying RSUs and PSUs (1)	28,795	—	28,795	—%
Holdings Common Unit Exchanges	1,173,667	(1,173,667)	—	1%
Forfeitures from Employee Terminations (1)	(36,022)	—	(36,022)	—%
Balance at December 31, 2024	70,074,120	10,287,019	80,361,139	87%
Issuance of APAM Restricted Shares, Net (1)	237,996	—	237,996	—%
Delivery of Shares Underlying RSUs and PSUs (1)	106,125	—	106,125	—%
Holdings Common Unit Exchanges (1)	71,500	(71,500)	—	—%
Forfeitures from Employee Terminations (1)	(16,991)	—	(16,991)	—%
Balance at December 31, 2025	70,472,750	10,215,519	80,688,269	87%
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
The reallocation of equity had the following impact on the Consolidated Statements of Financial Condition:

Statements of Financial Condition	For the Years Ended December 31,
	2025	2024
Additional paid-in capital	$(1,894)	$1,122
Noncontrolling interests - Artisan Partners Holdings	1,897	(1,076)
Accumulated other comprehensive income (loss)	(3)	(46)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.1 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

Note 8. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of December 31, 2025 and 2024, respectively:

		Outstanding
	Authorized	December 31, 2025	December 31, 2024	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	70,472,750	70,074,120	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,137,929	1,574,068	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	9,077,590	8,712,951	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they are granted an irrevocable voting proxy to a Stockholders Committee. As of December 31, 2025, Artisan’s employees held 4,833,265 restricted shares of Class A common stock and all 1,137,929 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the years ended December 31, 2025, 2024 and 2023:

		For the Years Ended December 31,
Type of Dividend	Class of Stock	2025	2024	2023
Quarterly	Class A Common	$3.13	$2.82	$2.31
Special Annual	Class A Common	$0.50	$0.34	$0.35

The following table summarizes APAM’s stock transactions for the years ended December 31, 2025, 2024 and 2023:

	Total Stock Outstanding	Class A Common Stock(1)	Class B Common Stock	Class C Common Stock
Balance at January 1, 2023	79,606,056	67,982,025	2,583,884	9,040,147
Holdings Common Unit Exchanges	—	163,345	(148,145)	(15,200)
Delivery of Shares Underlying RSUs and PSUs	100,043	100,043	—	—
Restricted Share Award Grants	515,702	515,702	—	—
Restricted Share Award Net Share Settlement	(187,287)	(187,287)	—	—
Employee/Partner Terminations	(19,750)	(19,750)	—	—
Balance at December 31, 2023	80,014,764	68,554,078	2,435,739	9,024,947
Holdings Common Unit Exchanges	—	1,173,667	(758,667)	(415,000)
Delivery of Shares Underlying RSUs and PSUs	28,795	28,795	—	—
Restricted Share Award Grants	502,774	502,774	—	—
Restricted Share Award Net Share Settlement	(149,172)	(149,172)	—	—
Employee/Partner Terminations	(36,022)	(36,022)	(103,004)	103,004
Balance at December 31, 2024	80,361,139	70,074,120	1,574,068	8,712,951
Holdings Common Unit Exchanges	—	71,500	(51,500)	(20,000)
Delivery of Shares Underlying RSUs and PSUs	106,125	106,125	—	—
Restricted Share Award Grants	429,511	429,511	—	—
Restricted Share Award Net Share Settlement	(191,515)	(191,515)	—	—
Employee/Partner Terminations	(16,991)	(16,991)	(384,639)	384,639
Balance at December 31, 2025	80,688,269	70,472,750	1,137,929	9,077,590
(1) There were 378,968, 395,965 and 361,215 restricted stock units outstanding at December 31, 2025, 2024 and 2023, respectively. In addition, there were 152,207, 176,192 and 216,170 performance share units outstanding at December 31, 2025, 2024 and 2023, respectively. All 152,207 performance share units outstanding at December 31, 2025 have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Holdings Partnership Distributions to Limited Partners	$56,225	$48,918	$44,732
Holdings Partnership Distributions to APAM	363,087	305,857	248,278
Total Holdings Partnership Distributions	$419,312	$354,775	$293,010
Distributions to limited partners are recorded as a reduction to consolidated stockholders’ equity while distributions to APAM are eliminated upon consolidation.

Note 9. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Management fees
Artisan Funds	$683,510	$636,153	$562,803
Artisan Global Funds	58,312	52,604	43,464
Separate accounts and other(1)	425,742	408,178	364,545
Performance fees
Separate accounts and other(1)	29,124	14,867	4,319
Total revenues(2)	$1,196,688	$1,111,802	$975,131
(1) Separate accounts and other revenue consists of fees earned from vehicles other than Artisan Funds or Artisan Global Funds.
(2) All fees earned from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 17, “Related Party Transactions”.
The following table presents the balances of receivables related to contracts with customers:

Customer	As of December 31, 2025	As of December 31, 2024
Artisan Funds	$9,752	$8,699
Artisan Global Funds	7,973	6,859
Separate accounts and other	130,530	98,144
Total receivables from contracts with customers	148,255	113,702
Non-customer receivables	6,281	4,965
Accounts receivable	$154,536	$118,667
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
Artisan had no other contract assets or liabilities from contracts with customers as of December 31, 2025 and 2024.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected.
Note 10. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Years Ended December 31,
	2025	2024	2023
Salaries, incentive compensation and benefits (1)	$552,559	$521,062	$469,869
Long-term cash incentive compensation expense	69,627	41,790	27,359
Restricted share-based award compensation expense	27,393	31,273	32,167
Long-term incentive compensation expense	97,020	73,063	59,526
Total compensation and benefits	$649,579	$594,125	$529,395
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
Performance Share Units (PSUs). PSUs were generally subject to (i) a three-year service vesting condition, (ii) certain performance conditions related to the Company’s adjusted operating margin and total shareholder return compared to a peer group over a three-year performance period and (iii) for one-half of the PSUs eligible to vest at the end of the performance period, a qualifying retirement condition. The number of shares of Class A common stock that were ultimately issued in connection with each PSU award depended upon the outcome of the performance, market and qualified retirement conditions. For the portion of a PSU award with a “performance condition” under ASC 718, expense was recognized over the service period if it was probable that the performance condition would be achieved. PSUs have not been granted since 2022. As of December 31, 2025, all unvested PSUs had met the required three-year performance conditions, but remain outstanding subject to meeting a qualifying retirement vesting condition.
For awards granted beginning in 2024, the pro rata five-year service vesting condition is waived for grantees that satisfy the qualified retirement requirements and an age-plus-service condition.
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,514,579 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) as of December 31, 2025.

The following tables summarize the restricted share-based award activity for the years ended December 31, 2025, 2024 and 2023:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2023	$39.09	5,396,343
Granted	34.99	517,386
Forfeited	42.95	(19,750)
Vested	37.55	(542,487)
Unvested at January 1, 2024	$38.84	5,351,492
Granted	41.97	504,055
Forfeited	40.26	(36,022)
Vested	37.56	(543,045)
Unvested at January 1, 2025	$39.26	5,276,480
Granted	44.14	436,213
Forfeited	49.65	(16,991)
Vested	39.77	(746,195)
Unvested at December 31, 2025	$39.58	4,949,507

	Weighted-Average Grant Date Fair Value	Performance Share Units
Unvested at January 1, 2023	$58.13	231,170
Granted	—	—
Forfeited	—	—
Vested	34.97	(15,000)
Unvested at January 1, 2024	$54.89	216,170
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved	45.72	3
Vested	50.52	(39,981)
Unvested at January 1, 2025 (2)	$37.86	176,192
Granted	—	—
Forfeited	—	—
Adjustment for performance results achieved (1)	29.40	47,970
Vested (1)	35.67	(71,955)
Unvested at December 31, 2025 (2)	$38.90	152,207
(1) During the year ended December 31, 2025, the 95,940 PSUs granted in 2022 met the requisite three-year performance conditions for the potential delivery of 143,910 shares (47,970 additional shares for results achieved). 71,955 shares of Class A common stock were delivered during the year ended December 31, 2025, while the remaining 71,955 units remain subject to the qualified retirement provision.

(2) 152,207 and 80,252 PSUs at December 31, 2025 and December 31, 2024, respectively, had met the requisite three-year performance conditions but remain outstanding subject to a qualifying retirement vesting condition.

The aggregate vesting date fair value of awards that vested during the years ended December 31, 2025, 2024 and 2023 was approximately $35.0 million, $24.6 million and $21.2 million, respectively. The unrecognized compensation expense for the unvested restricted stock awards and restricted stock units as of December 31, 2025 was $44.4 million with a weighted average recognition period of 2.5 years remaining. The unrecognized compensation expense for the unvested performance share units as of December 31, 2025 was $0.4 million with a weighted average recognition period of 0.8 years remaining.

During the years ended December 31, 2025 and 2024, the Company withheld a total of 212,360 and 161,650 restricted shares, respectively. The Company paid $9.0 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the years ended December 31, 2025 and 2024, Artisan granted $46.8 million and $39.4 million, respectively, of franchise capital awards to investment team members. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. The value of franchise capital awards will increase or decrease from the grant date through the vesting date based on the investment performance of specified strategies managed by the grantee’s investment team.
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
The change in value of the investments had the following impact on the Consolidated Statements of Operations:

		For the Years Ended December 31,
Statement of Operations Section	Statement of Operations Line Item	2025	2024	2023
Operating expenses (benefit)	Compensation and benefits	$23,055	$7,782	$4,775
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	32,044	14,537	16,543
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	4,115	2,264	1,370
The unrecognized compensation expense for the unvested franchise capital awards as of December 31, 2025 was $118.8 million with a weighted average recognition period of 2.2 years remaining.
Note 11. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries.
Income (or loss) from continuing operations before income tax expense disaggregated between domestic and foreign:

	For the Years Ended December 31,
	2025	2024	2023
Domestic	$485,936	$437,532	$380,052
Foreign	3,196	3,020	3,640
Total	$489,132	$440,552	$383,692

Components of the provision for income taxes consist of the following:

	For the Years Ended December 31,
Current:	2025	2024	2023
Federal	$42,686	$35,838	$21,776
State and local	11,934	10,581	6,580
Foreign	921	303	1,036
Total	55,541	46,722	29,392
Deferred:
Federal	47,359	37,517	36,128
State and local	8,353	6,662	6,368
Total	55,712	44,179	42,496
Income tax expense	$111,253	$90,901	$71,888
During the fiscal year ended December 31, 2025, the Company adopted ASU 2023-09 to enhance income tax disclosure relating to income taxes paid and the reconciliation of rates. The income taxes paid by the Company are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Federal	$44,831	$33,029	$23,193
State and local	11,751	8,944	7,098
Foreign	448	746	433
Total	$57,030	$42,719	$30,724

Income taxes paid (net of refunds) exceeds 5 percent of total income taxes paid in the following jurisdictions:

	For the Years Ended December 31,
	2025	2024	2023
State and local:
New York City (1)	2,696	1,796	1,722
Total	$2,696	$1,796	$1,722
(1) New York City income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid for the year ended December 31, 2023. For comparative purposes, we have also included the taxes paid for the years ended December 31, 2025 and 2024.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

	For the Years Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
U.S. federal statutory rate	$102,718	21.0%	$92,516	21.0%	$80,575	21.0%
Current state and local income taxes, net of federal income tax effect (1) (2)	18,098	3.7	14,093	3.2	11,926	3.1
Foreign tax effects	250	—	(331)	(0.1)	272	0.1
Effect of changes in tax laws or rates enacted in the current period
OBBBA adjustment (2)	9,076	1.9	—	—	—	—
Effect of cross-border tax laws	781	0.2	1,053	0.2	848	0.2
Tax credits	(1)	—	—	—	—	—
Nontaxable or nondeductible items
Rate benefit from noncontrolling interest (3)	(18,484)	(3.8)	(18,932)	(4.3)	(18,886)	(4.9)
Limits on executive compensation	2,780	0.6	5,039	1.1	2,199	0.6
Excess tax benefits on share-based compensation	(4,525)	(0.9)	(3,934)	(0.9)	(2,909)	(0.8)
Other	302	—	131	0.1	(2,166)	(0.6)
Changes in unrecognized tax benefits	258	—	1,266	0.3	29	—
Effective tax rate	$111,253	22.7%	$90,901	20.6%	$71,888	18.7%
(1) State and local taxes in New York City, California and New York made up the majority (greater than 50 percent) of the tax eﬀect in this category.
(2) As a result of the enactment of the One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025, the Company recorded a $10.7 million deferred tax charge upon remeasuring deferred tax assets related to new compensation deduction limitation rules effective for the Company starting in 2027. Of the total $10.7 million deferred tax charge, $9.1 million is associated with federal income taxes with the remaining $1.6 million related to state and local.

(3) For the years ended December 31, 2025, 2024 and 2023 approximately 14%, 14% and 16%, respectively, of Artisan Partners Holdings’ taxable earnings were attributable to other partners and not subject to corporate-level taxes.

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
Amounts payable under the TRAs are estimates which may be impacted by factors, including but not limited to, expected tax rates, projected taxable income and projected ownership levels and are subject to change. Changes in the estimates of amounts payable under tax receivable agreements are recorded as non-operating income (loss) in the Consolidated Statements of Operations.
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the years ended December 31, 2025 and 2024 is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2023	$384,423	$364,048
2024 Holdings Common Unit Exchanges	15,963	13,568
Amortization	(45,608)	—
Payments under TRAs (1)	—	(36,659)
Change in estimate	(5)	504
December 31, 2024	$354,773	$341,461
2025 Holdings Common Unit Exchanges	882	750
Amortization	(47,642)	—
Payments under TRAs (1)	—	(38,286)
Change in estimate	2	(557)
December 31, 2025	$308,015	$303,368
(1) Interest payments of $0.3 million were paid in addition to these TRA payments for each of the years ended December 31, 2025 and 2024.

Net deferred tax assets comprise the following:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:
Amortizable basis (1)	$308,015	$354,773
Other (2)	46,687	54,613
Total deferred tax assets	354,702	409,386
Less: valuation allowance (3)	—	—
Net deferred tax assets	$354,702	$409,386
(1) Represents the unamortized step-up of tax basis and other tax attributes from the merger and partnership unit sales and exchanges described above. These future tax benefits are subject to the TRA agreements.

(2) Represents the net deferred tax assets associated with Artisan’s investment in Holdings, related primarily to incentive compensation plan deduction timing differences. These future tax benefits are not subject to the TRA agreements. The decrease in the year ended December 31, 2025, is predominantly associated with the $10.7 million charge associated with the enactment of the OBBBA.

(3) Artisan assessed whether the deferred tax assets would be realizable and determined based on its history of taxable income that the benefits would more likely than not be realized. Accordingly, no valuation allowance is required.

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The change in the Company’s gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	For the Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$1,576	$173	$147
Additions for tax positions of prior years	—	1,219	—
Reductions for tax positions of prior years	(43)	(27)	—
Tax positions related to the current year	283	211	26
Settlements with taxing authorities	—	—	—
Balance at end of year	$1,816	$1,576	$173
If recognized, $1.7 million and $1.4 million of the benefits recorded as of December 31, 2025 and 2024, respectively, would favorably impact the effective tax rate in future periods.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on uncertain tax positions was $0.3 million and $0.2 million as of December 31, 2025 and 2024, respectively, and is excluded from the unrecognized tax benefits total above. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company's Consolidated Statements of Financial Condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2025, U.S. federal income tax returns filed for the years 2022 through 2024 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2021 to 2024.
Note 12. Earnings Per Share
The computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
Basic and Diluted Earnings Per Share	2025	2024	2023
Numerator:
Net income attributable to APAM	$290,320	$259,748	$222,289
Less: Allocation to participating securities	24,447	22,303	19,880
Net income available to common stockholders	$265,873	$237,445	$202,409
Denominator:
Basic weighted average shares outstanding	65,603,942	64,900,228	63,451,932
Dilutive effect of nonparticipating equity awards	—	38,955	34,547
Diluted weighted average shares outstanding	65,603,942	64,939,183	63,486,479
Earnings per share - Basic	$4.05	$3.66	$3.19
Earnings per share - Diluted	$4.05	$3.66	$3.19
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
The following table summarizes the weighted-average shares outstanding that are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive:

	For the Years Ended December 31,
Anti-Dilutive Weighted Average Shares Outstanding	2025	2024	2023
Holdings limited partnership units	10,242,140	10,502,502	11,505,766
Unvested restricted share-based awards	5,342,633	5,476,324	5,572,690
Total	15,584,773	15,978,826	17,078,456

Note 13. Benefit Plans
Artisan has a 401(k) plan and similar foreign arrangements for its non-U.S. employees, under which it provides matching contributions on employees’ pre-tax contributions. Expenses related to Artisan’s benefits plans for the years ended December 31, 2025, 2024 and 2023 were $12.0 million, $11.7 million and $11.0 million, respectively, and are included in compensation and benefits in the Consolidated Statements of Operations.
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
Expense related to the Phantom Equity Plan for the years ended December 31, 2025, 2024 and 2023 was $1.5 million, $1.5 million and $2.2 million, respectively, and is included in compensation and benefits in the Consolidated Statements of Operations. The liability at December 31, 2025 and 2024 for the plan was $1.4 million and $1.6 million, respectively.
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
Note 15. Property and Equipment
The composition of property and equipment at December 31, 2025 and 2024 was as follows:

	As of December 31, 2025	As of December 31, 2024
Computers and equipment	$3,444	$3,667
Computer software	8,006	8,366
Furniture and fixtures	15,697	15,448
Leasehold improvements	73,112	72,666
Total cost	$100,259	$100,147
Less: Accumulated depreciation	(67,239)	(58,675)
Property and equipment, net of accumulated depreciation	$33,020	$41,472
Depreciation expense totaled $9.2 million, $9.9 million and $9.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 16. Leases
Operating lease expense was as follows:

		For the Years Ended December 31,
Lease Type	Classification	2025	2024	2023
Parking leases	Compensation and benefits	$393	$393	$393
Office leases (1)	Occupancy	18,343	18,804	18,046
Variable lease cost (2)	Occupancy	597	865	935
Short-term lease cost (2)	Occupancy	726	705	469
Office equipment leases	Communication and technology	68	67	67
Total operating lease expense		$20,127	$20,834	$19,910
(1) Office lease expense includes an impairment charge of $1.0 million for the year ended December 31, 2024, related to the abandonment of leased office space. The loss is recorded in occupancy expense based on the present value of expected future cash flows.

(2) Variable and short-term lease costs are excluded from the measurement of operating lease liabilities.
The table below presents the maturity of operating lease liabilities:

As of December 31, 2025
2026	$20,694
2027	18,255
2028	17,219
2029	12,326
2030	11,671
Thereafter	70,810
Total undiscounted lease payments	150,975
Adjustment to discount to present value	(30,094)
Operating lease liabilities	$120,881
As of December 31, 2025, none of the options to extend lease terms were reasonably certain of being exercised. Other information related to leases was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Weighted average discount rate	4.4%	4.1%	4.1%
Weighted average remaining lease term	9.7 years	7.6 years	8.4 years
Operating cash flows for operating leases	21,266	19,846	19,668

Note 17. Related Party Transactions
Several of the current executive officers and directors of APAM, or entities associated with those individuals, are or were limited partners of Holdings. As a result, certain transactions (such as TRA payments) between Artisan and the limited partners of Holdings are considered to be related party transactions with respect to these persons.
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or other payments to the limited partners. As of both December 31, 2025 and 2024, amounts due to or from Holdings’ limited partners, including related parties, were negligible.

Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.60% to 1.05%. Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.83% to 1.50%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. Expense waivers and reimbursements are reflected as a reduction of management fees within the Consolidated Statements of Operations. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Years Ended December 31,
Artisan Funds	2025	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$685,196	$638,118	$564,413
Elimination of fees from consolidated investment products (1)	—	—	(338)
Consolidated investment advisory fees (Gross of expense reimbursements)	$685,196	$638,118	$564,075

Expense reimbursements	$1,686	$1,965	$1,788
Elimination of expense reimbursements from consolidated investment products (1)	—	—	(516)
Consolidated expense reimbursements	$1,686	$1,965	$1,272
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Affiliate transactions—Artisan Global Funds
Artisan has an agreement to serve as the investment manager to Artisan Global Funds, with which certain Artisan employees are affiliated. Under the terms of these agreements, a fee is paid based on an annual percentage of the average daily net assets of each fund ranging from 0.35% to 1.85%. Artisan reimburses each sub-fund of Artisan Global Funds to the extent that sub-fund’s annual expenses, not including Artisan’s fee, exceed certain levels, which range from 0.10% to 0.20%. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Global Funds for other expenses. The directors of Artisan Global Funds who are also employees of Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed by Artisan are as follows:

	For the Years Ended December 31,
Artisan Global Funds	2025	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$59,107	$53,153	$43,868
Elimination of fees from consolidated investment products (1)	(669)	(456)	(402)
Consolidated investment advisory fees (Gross of expense reimbursements)	$58,438	$52,697	$43,466

Expense reimbursements	$764	$807	$477
Elimination of expense reimbursements from consolidated investment products (1)	(638)	(714)	(475)
Consolidated expense reimbursements	$126	$93	$2
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

Investment advisory fees for managing Artisan Private Funds and amounts reimbursed by Artisan are as follows:

	For the Years Ended December 31,
Artisan Private Funds	2025	2024	2023
Investment advisory fees (Gross of expense reimbursements)	$21,342	$13,919	$13,863
Elimination of fees from consolidated investment products (1)	(506)	(3,963)	(3,063)
Consolidated investment advisory fees (Gross of expense reimbursements)	$20,836	$9,956	$10,800

Expense reimbursements	$331	$269	$278
Elimination of expense reimbursements from consolidated investment products (1)	(116)	(79)	(119)
Consolidated expense reimbursements	$215	$190	$159
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 18. Segment Information
Artisan operates as one segment in the investment management business. The Company’s Chief Operating Decision Maker (the “CODM”) is its Chief Executive Officer and President, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. The CODM uses consolidated Net Income attributable to Artisan Partners Asset Management as presented within the Consolidated Statements of Operations (“net income”), among other consolidated metrics, to evaluate segment performance. Based on net income, as well as the other metrics, the CODM determines whether to use profits to invest in growth initiatives or return cash to shareholders through dividends while considering the level of resources available through review of “Total assets” as presented within the consolidated statements of financial condition. The CODM reviews significant segment expenses at a level consistent with that presented in the Consolidated Statements of Operations with the exception of Compensation and Benefits which is reviewed at a more disaggregated level as presented in the table below for the years ended December 31, 2025, 2024 and 2023.

	For the Years Ended December 31,
	2025	2024	2023
Salaries	100,868	99,070	93,528
Incentive compensation	402,275	375,862	332,208
Benefits and payroll taxes	49,416	46,130	44,133
Long-term incentive compensation	73,965	65,282	54,751
Market valuation changes in compensation plans	23,055	7,781	4,775
Total compensation and benefits	$649,579	$594,125	$529,395
Artisan generates a portion of its revenues from clients domiciled in countries outside the United States. Revenues by geographic location based on client domicile for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
U.S.	$956,799	$894,543	$794,847
Non-U.S.	239,889	217,259	180,284
Total revenues	$1,196,688	$1,111,802	$975,131

The following table sets forth Artisan’s long-lived assets, which consist of net property and equipment and operating lease assets, by geographic area:

	As of December 31, 2025	As of December 31, 2024
U.S.	$129,829	$114,717
Non-U.S.	8,469	10,119
Total long-lived assets	$138,298	$124,836

Note 19. Litigation Matters
In the normal course of business, Artisan may be subject to various legal and administrative proceedings. Currently, there are no legal or administrative proceedings that management believes may have a material effect on Artisan’s consolidated financial position, cash flows or results of operations.
Note 20. Subsequent Events
Long-term incentive awards
During the first quarter of 2026, the Board approved the grant of long-term incentive awards with a grant date fair value of $71.8 million, consisting of $21.2 million of restricted share-based awards and $50.6 million of franchise capital awards, to certain employees pursuant to the Company’s 2023 Omnibus Incentive Compensation Plan. The grant will be effective March 2, 2026. Compensation expense associated with these awards will be recognized on a straight-line basis over the requisite service period, which is generally five years unless the participant is qualified retirement eligible, in which case the requisite service period is the required retirement notification period. Expense for the franchise capital (cash based) awards will be variable based on the investment returns of the investment strategies to which the awards are allocated.
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective February 3, 2026, a distribution by Artisan Partners Holdings of $47.8 million to holders of Artisan Partners Holdings partnership units, including APAM. The Board declared, effective February 3, 2026, a quarterly dividend of $1.01 per share of Class A common stock and a special annual dividend of $0.57 per share of Class A common stock. Both APAM common stock dividends, a total of $1.58 per share, are payable on February 27, 2026 to stockholders of record as of February 13, 2026.
Acquisition of Grandview Property Partners
On January 2, 2026, the Company completed the acquisition of 100% of the equity interests of Grandview Property Partners (“Grandview”), a U.S. real estate private equity firm, pursuant to the definitive agreement announced on November 18, 2025. The acquisition of Grandview provided an entry point into a new asset class and expanded the Company’s multi-asset investment platform. Consideration included an up-front payment satisfied using cash on hand and contingent consideration payable upon achievement of specified AUM thresholds tied to future Grandview fund launches and the underlying performance of those funds.

The Company expects to complete the purchase price allocation in the first quarter of 2026. The acquisition does not meet any of the significance tests under Rule 1-02 of Regulation S-X; therefore, separate acquiree financial statements and pro forma financial information are not required. Since the acquisition closed after December 31, 2025, the accompanying consolidated financial statements do not reflect this transaction.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, Company management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act), during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (other than the information set forth below) will be set forth in our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 (the “Proxy Statement”), under the sections titled “Proposal 1: Election of Directors” and “Board Composition and Leadership – Committees of the Board” and is incorporated herein by reference.
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
Insider Trading Policy
We have adopted a Code of Ethics & Insider Trading Policy, applicable to our officers, employees and other individuals associated with us, and APAM has adopted an insider trading policy applicable to its non-employee directors, which collectively govern the purchase, sale, and other dispositions of our securities by directors, officers and employees of the Company and are designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of each policy is filed as an exhibit to this report. In addition, with regard to the Company's trading in its own securities, it is the Company’s policy to comply with federal securities laws and applicable exchange listing requirements.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be set forth in the Proxy Statement, under the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will be set forth in the Proxy Statement, under the sections titled “Board Composition and Leadership – Director Independence” and “Relationships and Related Party Transactions,” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth in the Proxy Statement, under the section titled “Ratification of the Appointment of PricewaterhouseCoopers LLP for the Fiscal Year Ending December 31, 2026,” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.
(2) Financial Statement Schedules: None
(3) Exhibits:

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Artisan Partners Asset Management Inc. and H&F Brewer Blocker Corp.	10-K	001-35826	2.1	February 25, 2016
3.1	Restated Certificate of Incorporation of Artisan Partners Asset Management Inc.	10-K	001-35826	3.1	February 25, 2016
3.2	Amended and Restated Bylaws of Artisan Partners Asset Management Inc.	10-K	001-35826	3.2	February 25, 2016
4.1	Description of the Registrant's Securities	10-K	001-35826	4.1	February 18, 2020
10.1	Fifth Amended and Restated Limited Partnership Agreement of Artisan Partners Holdings LP	10-K	001-35826	10.1	February 25, 2016
10.2	Amended and Restated Resale and Registration Rights Agreement	10-K	001-35826	10.2	February 25, 2016
10.3	Exchange Agreement	10-K	001-35826	10.3	February 25, 2016
10.4	Tax Receivable Agreement (Merger)	10-K	001-35826	10.4	February 25, 2016
10.5	First Amendment to Tax Receivable Agreement (Merger)	10-K	001-35826	10.5	February 22, 2024
10.6	Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.5	February 25, 2016
10.7	First Amendment to Tax Receivable Agreement (Exchanges)	10-K	001-35826	10.7	February 22, 2024
10.8	Stockholders Agreement	10-K	001-35826	10.6	February 25, 2016
10.9	Form of Artisan Partners Holdings LP Restated Class B Common Units Grant Agreement	10-K	001-35826	10.12	February 25, 2016
10.10	Form of Indemnification Agreement	10-K	001-35826	10.14	February 25, 2016
10.11	Form of Indemnification Priority Agreement	10-K	001-35826	10.15	February 25, 2016
10.12	Second Amended and Restated Investment Advisory Agreement between Artisan Partners Limited Partnership and Artisan Partners Funds, Inc.	10-K	001-35826	10.12	February 25, 2025
10.13	Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.9	February 25, 2016
10.14	Amendment No. 1 to Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan (1)	10-K	001-35826	10.8	February 27 2023
10.15	Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan (1)	10-K	001-35826	10.10	February 25, 2016
10.16	Form of Artisan Partners Asset Management Inc. 2013 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 25, 2016
10.17	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	10-K	001-35826	10.13	February 20, 2019
10.18	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	10-K	001-35826	10.14	February 20, 2019
10.19	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Restricted Share Award Agreement (1)	10-K	001-35826	10.15	February 20, 2019

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.20	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Career Share Award Agreement (1)	10-K	001-35826	10.16	February 20, 2019
10.21	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement (1)	10-K	001-35826	10.17	February 20, 2019
10.22	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Agreement (1)	10-K	001-35826	10.18	February 18, 2020
10.23	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 26, 2021 (1)	10-K	001-35826	10.19	February 23, 2021
10.24	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Performance Share Unit Award Certificate for awards made on or after January 25, 2022 (1)	10-K	001-35826	10.20	February 22, 2022
10.25	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting (1)	10-K	001-35826	10.20	February 23, 2021
10.26	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (PMs and Founders) (1)	10-K	001-35826	10.22	February 22, 2022
10.27	Form of Artisan Partners Asset Management Inc. 2013 Omnibus Incentive Compensation Plan - Amended and Restated Franchise Capital Award Agreement - Career Vesting (Non-PM) (1)	10-K	001-35826	10.23	February 22, 2022
10.28	Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (1)	8-K	001-35826	10.1	June 1, 2023
10.29	Artisan Partners Asset Management Inc. 2023 Non-Employee Director Plan (1)	8-K	001-35826	10.02	June 1, 2023
10.30	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Restricted Share Award Agreement (1)	8-K	001-35826	10.1	January 30, 2024
10.31	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Career Share Award Agreement (1)	8-K	001-35826	10.2	January 30, 2024
10.32	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Share Award Agreement (1)	10-K	001-35826	10.32	February 22, 2024
10.33	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Annual Vesting (1)	10-K	001-35826	10.33	February 22, 2024
10.34	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Career Vesting (PMs and Founders) (1)	10-K	001-35826	10.34	February 22, 2024
10.35	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Franchise Capital Award Agreement - Career Vesting (Non-PM) (1)	10-K	001-35826	10.35	February 22, 2024
10.36	Form of Artisan Partners Asset Management Inc. 2023 Non-Employee Director Plan - Restricted Share Unit Award Agreement (1)	10-K	001-35826	10.36	February 22, 2024
10.37	Form of Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan - Class B Award Agreement (1)					X

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.38	Note Purchase Agreement, dated as of August 16, 2017, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	August 18, 2017
10.39	Note Purchase Agreement, dated as of June 6, 2019, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	June 6, 2019
10.40	Note Purchase Agreement, dated as of December 7, 2021, among Artisan Partners Holdings LP and the purchasers listed therein	8-K	001-35826	10.1	December 7, 2021
10.41	Amended and Restated Five-Year Revolving Credit Agreement, dated as of August 16, 2022, among Artisan Partners Holdings LP, the lenders named therein, and Citibank, N.A., as Administrative Agent and Citibank, N.A. and BofA Securities, Inc. as joint lead arrangers and joint book runners	8-K	001-35826	10.1	August 17, 2022
19.1	Artisan Partners Code of Ethics & Insider Trading Policy					X
19.2	Artisan Partners Asset Management Inc. Insider Trading Policy - Non-Employee Directors	10-K	001-35826	19.2	February 25, 2025
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)					X
97.1	Policy Relating to Recovery of Erroneously Awarded Incentive-Based Compensation (1)	10-K	001-35826	97	February 25, 2025
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Consolidated Statements of Financial Condition as of December 31, 2025 and 2024; (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (vi) the Notes to Consolidated Financial Statements as of and for the years ended December 31, 2025, 2024 and 2023
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

Artisan Partners Asset Management Inc.

Dated: February 20, 2026	By:	/s/ Jason A. Gottlieb
Jason A. Gottlieb Chief Executive Officer and President (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ Ryan G. Von Hoff
Ryan G. Von Hoff Vice President, Chief Accounting Officer and Assistant Treasurer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February, 2026.

Signature	Title
/s/ Jennifer A. Barbetta	Director
Jennifer A. Barbetta
/s/ Matthew R. Barger	Director
Matthew R. Barger
/s/ Clarence Kane Brenan	Director
Clarence Kane Brenan
/s/ Eric R. Colson	Chair of the Board
Eric R. Colson
/s/ Peter B. Crawford	Director
Peter B. Crawford
/s/ Stephanie G. DiMarco	Director
Stephanie G. DiMarco
/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres
/s/ Saloni S. Multani	Director
Saloni S. Multani