Form 10-Q
period 2026-03-31
Artisan Partners Asset Management Inc.
filed 2026-05-04
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of April 30, 2026 were 70,993,257, 1,147,029 and 8,917,476, respectively.

Except where the context requires otherwise, in this report, references to the “Company”, “Artisan”, “we”, “us” or “our” refer to Artisan Partners Asset Management Inc. (“APAM”) and its direct and indirect subsidiaries, including Artisan Partners Holdings LP (“Holdings”). On March 12, 2013, APAM closed its initial public offering and related corporate reorganization. Prior to that date, APAM was a subsidiary of Artisan Partners Holdings.
Forward-Looking Statements
This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements regarding future events and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. Forward-looking statements are only predictions based on current expectations of our management and information available to us at the time such statements are made. Forward-looking statements are subject to a number of risks and uncertainties, and there are important factors that could cause actual results, level of activity, performance, actions or achievements to differ materially from the results, level of activity, performance, actions or achievements expressed or implied by the forward-looking statements. These factors include: the loss of key investment professionals or senior management, adverse market or economic conditions, poor performance of our investment strategies, significant changes in client cash inflows or outflows or declines in market value of the assets in the accounts we manage, change in the legislative and regulatory environment in which we operate, our ability to maintain our current fee rates, operational or technical errors or other damage to our reputation and other factors disclosed in the Company’s filings with the Securities and Exchange Commission, including those factors listed under the caption entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 20, 2026, as such factors may be updated from time to time. Our periodic and current reports are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as required by law.
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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	March 31, 2026	December 31, 2025

ASSETS
Cash and cash equivalents	$271,058	$214,446
Accounts receivable	140,234	154,536
Investment securities	262,784	228,044
Property and equipment, net	31,624	33,020
Deferred tax assets	346,360	354,702
Prepaid expenses and other assets	24,136	25,291
Operating lease assets	105,147	105,278
Goodwill	40,339	—
Other intangible assets, net	7,985	—
Assets of consolidated investment products
Cash and cash equivalents	29,387	41,060
Accounts receivable and other	16,223	10,679
Investment assets, at fair value	165,918	410,236
Total assets	$1,441,195	$1,577,292

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$43,982	$32,452
Accrued short-term incentive compensation	99,154	28,854
Accrued long-term incentive compensation	115,062	105,423
Contingent consideration	25,850	—
Operating lease liabilities	120,170	120,881
Borrowings	189,188	189,140
Amounts payable under tax receivable agreements	305,228	303,368
Liabilities of consolidated investment products
Accounts payable, accrued expenses and other	23,082	13,942
Investment liabilities, at fair value	5,894	813
Total liabilities	$927,610	$794,873
Commitments and contingencies
Redeemable noncontrolling interests	80,458	304,263
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 70,993,257 and 70,472,750 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	710	705
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,147,029 and 1,137,929 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	11	11
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 8,917,476 and 9,077,590 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	89	91
Additional paid-in capital	241,145	236,327
Retained earnings	149,020	203,386
Accumulated other comprehensive income (loss)	(1,929)	(1,689)
Total Artisan Partners Asset Management Inc. stockholders’ equity	389,046	438,831
Noncontrolling interests - Artisan Partners Holdings	44,081	39,325
Total stockholders’ equity	$433,127	$478,156
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,441,195	$1,577,292

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Management fees	$302,808	$277,147
Performance fees	204	—
Total revenues	303,012	277,147
Operating Expenses
Compensation and benefits	168,713	155,161
Distribution, servicing and marketing	7,480	6,432
Occupancy	7,136	7,378
Communication and technology	13,820	12,883
General and administrative	11,416	8,758
Amortization of intangible assets	240	—
Total operating expenses	208,805	190,612
Total operating income	94,207	86,535
Non-operating income (expense)
Interest expense	(2,097)	(2,054)
Interest income on cash and cash equivalents and other	1,920	1,943
Net investment gain (loss) of consolidated investment products	(2,561)	7,101
Net investment gain (loss) of nonconsolidated investment products	(5,088)	3,817
Total non-operating income (expense)	(7,826)	10,807
Income before income taxes	86,381	97,342
Provision for income taxes	18,763	20,007
Net income before noncontrolling interests	67,618	77,335
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11,125	11,909
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	(1,548)	4,287
Net income attributable to Artisan Partners Asset Management Inc.	$58,041	$61,139

Basic earnings per share	$0.76	$0.82
Diluted earnings per share	$0.76	$0.82
Basic weighted average number of common shares outstanding	66,125,995	65,373,285
Diluted weighted average number of common shares outstanding	66,125,995	65,373,285
Dividends declared per Class A common share	$1.58	$1.34

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net income before noncontrolling interests	$67,618	$77,335
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(279)	531
Total other comprehensive income (loss)	(279)	531
Comprehensive income	67,339	77,866
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	11,091	11,976
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	(1,548)	4,287
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$57,796	$61,603

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended March 31, 2026	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2026	$705	$11	$91	$236,327	$203,386	$(1,689)	$39,325	$478,156	$304,263
Net income	—	—	—	—	58,041	—	11,125	69,166	(1,548)
Other comprehensive income - foreign currency translation	—	—	—	—	—	(245)	(34)	(279)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	676	—	5	(681)	—	—
Amortization of equity-based compensation	—	—	—	7,484	—	—	904	8,388	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	464	—	—	—	464	—
Issuance of restricted stock awards	4	—	—	(4)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,802)	—	—	(545)	(4,348)	—
Exchange of subsidiary equity	2	—	(2)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	27,845
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(253,932)
Impact of consolidation of CIPs	—	—	—	—	—	—	—	—	3,830
Distributions	—	—	—	—	—	—	(5,960)	(5,960)	—
Dividends	—	—	—	—	(112,407)	—	(53)	(112,460)	—
Balance at March 31, 2026	$710	$11	$89	$241,145	$149,020	$(1,929)	$44,081	$433,127	$80,458

Three months ended March 31, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2025	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917
Net income	—	—	—	—	61,139	—	11,909	73,048	4,287
Other comprehensive income - foreign currency translation	—	—	—	—	—	464	67	531	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(257)	—	(3)	260	—	—
Amortization of equity-based compensation	—	—	—	8,162	—	—	333	8,495	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	189	—	—	—	189	—
Issuance of restricted stock awards	5	—	—	(5)	—	—	—	—	—
Employee net share settlement	(3)	—	—	(7,450)	—	—	(1,092)	(8,545)	—
Exchange of subsidiary equity	1	(4)	3	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	17,764
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(242,372)
Distributions	—	—	—	—	—	—	(6,378)	(6,378)	—
Dividends	—	—	—	—	(94,648)	—	(49)	(94,697)	—
Balance at March 31, 2025	$704	$12	$90	$221,477	$136,535	$(2,301)	$38,128	$394,645	$107,596
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income before noncontrolling interests	$67,618	$77,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,301	2,493
Deferred income taxes	10,666	10,816
Noncash lease expense (benefit)	122	(38)
Net investment (gain) loss on nonconsolidated investment securities	5,088	(3,817)
(Gain) loss on disposal of property and equipment	150	—
Amortization of debt issuance costs	117	110
Share-based compensation	8,388	8,495
Net investment (gain) loss of consolidated investment products	2,561	(7,101)
Purchase of investments by consolidated investment products	(125,594)	(68,812)
Proceeds from sale of investments by consolidated investment products	106,093	35,182
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	11,816	(3,228)
Prepaid expenses and other assets	345	(2,660)
Accounts payable and accrued expenses	93,269	92,698
Net change in operating assets and liabilities of consolidated investment products including net investment income	(1,183)	16,401
Net cash provided by operating activities	181,757	157,874
Cash flows from investing activities
Acquisition of property and equipment	(518)	(206)
Leasehold improvements	(25)	(13)
Proceeds from sale of investment securities	59,430	2,697
Purchase of investment securities	(48,372)	(40,754)
Cash paid for business acquisitions, net of cash acquired	(22,512)	—
Net cash used in investing activities	(11,997)	(38,276)
Cash flows from financing activities
Partnership distributions	(5,960)	(6,378)
Dividends paid	(112,460)	(94,697)
Taxes paid related to employee net share settlement	(4,519)	(8,545)
Capital contributions to consolidated investment products, net	27,845	17,764
Net cash used in financing activities	(95,094)	(91,856)
Net increase in cash and cash equivalents	74,666	27,742
Net cash impact of deconsolidation of CIPs	(29,727)	(36,988)
Cash and cash equivalents
Beginning of period	255,506	268,218
End of period	$300,445	$258,972

Cash and cash equivalents as of the end of the period
Cash and cash equivalents	$271,058	$212,890
Cash and cash equivalents of consolidated investment products	29,387	46,082
Cash and cash equivalents	$300,445	$258,972

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$2,324	$715
Establishment of amounts payable under tax receivable agreements	1,860	526
Increase in investment securities due to deconsolidation of CIPs	55,257	29,757
Operating lease assets obtained in exchange for operating lease liabilities	563	2,155
Settlement of franchise capital liability via transfer of investment securities	2,364	1,981
Increase in CIP net assets due to consolidation	8,347	—
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At March 31, 2026, APAM held approximately 88% of the equity ownership interest in Holdings.
Holdings, together with its wholly owned subsidiary, Artisan Investments GP LLC, controls a 100% interest in Artisan Partners Limited Partnership (“APLP”), a multi-product investment management firm that is the principal operating subsidiary of Artisan Partners Holdings. APLP is registered as an investment adviser with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940 (the “Advisers Act”). APLP provides investment advisory services to traditional separate accounts and pooled investment vehicles, including Artisan Partners Funds, Inc. (“Artisan Funds”), Artisan Partners Global Funds plc (“Artisan Global Funds”) and Artisan sponsored private funds (“Artisan Private Funds”). Artisan Funds are a series of open-end mutual funds registered under the Investment Company Act of 1940, as amended. Artisan Global Funds is a family of Ireland-domiciled UCITS funds. Artisan Private Funds consist of a number of Artisan-sponsored unregistered pooled investment vehicles. Holdings also controls a 100% interest in Grandview Property Partners, LLC (“Grandview”), a real estate private equity firm that is registered as an investment adviser with the SEC under the Advisers Act and that manages a number of closed-end private real estate funds (“Grandview Funds”).
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of March 31, 2026, Artisan had a controlling financial interest in four sub-funds of Artisan Global Funds, three Artisan Private Funds and one series of Artisan Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 7, “Variable Interest Entities and Consolidated Investment Products” for additional details.
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
Note 3. Acquisition
On January 2, 2026, the Company completed the acquisition of 100% of the equity interests of Grandview, a U.S. real estate private equity firm. Consideration included an up-front cash payment of $22.5 million, subject to customary post-closing working capital adjustments. It also included contingent consideration, estimated to be $25.9 million, associated with the achievement of committed capital milestones and certain revenue run rates for future Grandview Funds as well as the underlying performance of certain future funds over a period of up to seven years.
The acquisition of Grandview provided an entry point into a new asset class and expanded the Company’s multi-asset investment platform.

The following table summarizes the estimated fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the acquisition date.

Estimated Fair Value
Goodwill	$40,339
Intangible assets	8,225
Other net assets acquired (1)	(183)
Net assets acquired	$48,381

Cash paid	$22,531
Contingent consideration	25,850
Acquisition cost	$48,381
(1) Other net assets acquired and other liabilities assumed were not material individually or in the aggregate.

The goodwill is primarily attributable to expected growth opportunities from the combined operations. The amount of goodwill expected to be deductible for tax purposes is approximately $14.5 million.

The definite-lived intangible assets relate to management contracts and tradename, which will be amortized over their estimated useful lives of 8 and 15 years, respectively. Amortization expense related to intangible assets was $0.2 million for the three months ended March 31, 2026. The estimated remaining amortization expense is $1.0 million per year.

Grandview’s results are included in the Company’s consolidated results starting from the closing date. For the three months ended March 31, 2026, the Company’s consolidated results included $2.1 million of revenue related to the acquired business. The acquisition does not meet any of the significance tests under Rule 1-02 of Regulation S-X; therefore, separate acquiree financial statements and pro forma financial information are not required.
Note 4. Investment Securities
Artisan’s investments in equity securities consist of investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. The disclosures below detail Artisan’s investments, excluding money market funds and consolidated investment products. Investments held by consolidated investment products are described in Note 7, “Variable Interest Entities and Consolidated Investment Products.”

	As of March 31, 2026	As of December 31, 2025
Seed investments in equity securities	$20,558	$42,708
Seed investments in equity securities accounted for under the equity method	14,054	3,341
Compensation plan investments in equity securities	190,491	163,875
Compensation plan investment securities accounted for under the equity method	37,681	18,120
Total investment securities	$262,784	$228,044
Unrealized gain (loss) related to investment securities held during the periods indicated below were as follows:

	For the Three Months Ended March 31,
	2026	2025
Unrealized gain (loss) in the period on investment securities held at the end of the period	$(7,349)	$2,748

Note 5. Fair Value Measurements
In accordance with ASC 820, fair value is defined as the price that Artisan would receive upon selling an asset or transferring a liability in an orderly transaction to an independent buyer in its principal or most advantageous market. The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:
•Level 1 – Observable inputs such as quoted (unadjusted) market prices in active markets for identical securities.
•Level 2 – Other significant observable inputs (including but not limited to quoted prices for similar instruments, interest rates, prepayment speeds, credit risk, etc.).
•Level 3 – Significant unobservable inputs (including Artisan’s own assumptions in determining fair value).
The table below presents information about Artisan’s seed and compensation plan investments that are measured at fair value; for information on instruments held by consolidated investment products, see Note 7, “Variable Interest Entities and Consolidated Investment Products.”
The following provides the hierarchy of inputs used to derive recurring fair value measurements of Artisan’s assets that are financial instruments as of March 31, 2026 and December 31, 2025:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
March 31, 2026
Assets
Money market funds (1)	$243,067	$—	$243,067	$—	$—
Equity securities	262,784	40,508	222,276	—	—

December 31, 2025
Assets
Money market funds (1)	$166,510	$—	$166,510	$—	$—
Equity securities	228,044	20,717	207,327	—	—
(1) Money market funds are included within the cash and cash equivalents line on the unaudited condensed consolidated statements of financial condition.
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
Nonrecurring Fair Value Measurements
Nonrecurring fair value measurements consist of goodwill, intangible assets and the contingent consideration liability for the Grandview acquisition, which were $40.3 million, $8.2 million and $25.9 million, respectively. Artisan measured the fair value of goodwill and intangible assets on initial recognition based on the present value of estimated future cash flows. Significant assumptions used to determine the estimated fair value include revenue, discount rates and expenses. The Company measured the fair value of contingent consideration liability on initial recognition using a Monte Carlo simulation model where committed capital milestones and revenue run rates need to be achieved before contingent payments are earned. The model considers assumptions regarding projected capital commitments and their timing to simulate a range of outcomes which are then discounted. Because of the significance of the unobservable inputs in the fair value measurements of these assets and liabilities, such measurements are classified as Level 3.

Note 6. Borrowings
Artisan’s borrowings consist of the following as of March 31, 2026 and December 31, 2025:

	Maturity (1)	As of March 31, 2026	As of December 31, 2025	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Series G	August 2030	50,000	50,000	5.43%
Total gross borrowings		190,000	190,000
Debt issuance costs		(812)	(860)
Total borrowings		$189,188	$189,140
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $179.5 million and $180.3 million as of March 31, 2026 and December 31, 2025, respectively. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 5, “Fair Value Measurements.”
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of March 31, 2026, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.0 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.
Note 7. Variable Interest Entities and Consolidated Investment Products
Artisan serves as the investment adviser for various types of investment products, consisting of both VIEs and VOEs. Artisan consolidates an investment product if it has a controlling financial interest in the entity. See Note 2, ”Summary of Significant Accounting Policies.” Any such entities are collectively referred to herein as consolidated investment products or CIPs.
As of March 31, 2026, Artisan is considered to have a controlling financial interest in four sub-funds of Artisan Global Funds, three Artisan Private Funds and one series of Artisan Funds. The aggregate $102.1 million direct equity investment in the consolidated investment products consisted of $75.3 million related to seed investments and $26.8 million related to compensation plan investments.
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
Third-party investors’ ownership interests in CIPs is presented as redeemable noncontrolling interests in the unaudited condensed consolidated statements of financial condition as third-party investors have the right to withdraw their capital, subject to certain conditions. Net income attributable to third-party investors is reported as net income (loss) attributable to noncontrolling interests - consolidated investment products in the unaudited consolidated statements of operations.
During the three months ended March 31, 2026, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund and one Artisan Global Fund as a result of third-party capital contributions and the Company’s redemption of a portion of its seed investment. Upon loss of control, the funds were deconsolidated and the related assets, liabilities and equity of the funds were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the three months ended March 31, 2026. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s direct equity investment, which was $55.3 million at the time of deconsolidation, was reclassified from investment assets and investment liabilities of consolidated investment products to investment securities.
As of March 31, 2026, Artisan held direct equity investments of $51.7 million in VIEs for which the Company does not hold a controlling financial interest and are classified as investment securities in the Company's unaudited condensed statement of financial condition. These direct equity investments consisted of seed and compensation plan investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of March 31, 2026 and December 31, 2025:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets
Money market funds	$9,651	$9,651	$—	$—
Equity securities - long position	46,097	45,354	743	—
Fixed income instruments - long position	116,536	—	113,131	3,405
Derivative assets	3,285	97	3,188	—

Liabilities
Equity securities - short position	$4,057	$4,057	$—	$—
Derivative liabilities	1,837	13	1,824	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Money market funds	$25,282	$25,282	$—	$—
Equity securities - long position	151,994	151,994	—	—
Fixed income instruments - long position	255,610	—	245,974	9,636
Derivative assets	2,632	203	2,429	—

Liabilities
Derivative liabilities	$813	$2	$811	$—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of March 31, 2026	As of December 31, 2025
Net CIP assets included in the table above	$169,675	$434,705
Net CIP assets (liabilities) not included in the table above	12,877	12,515
Total Net CIP assets	182,552	447,220
Less: redeemable noncontrolling interests	80,458	304,263
Artisan’s direct equity investment in CIPs	$102,094	$142,957
Note 8. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of March 31, 2026, APAM held approximately 88% of the equity ownership interests in Holdings.
Limited partners of Artisan Partners Holdings are entitled to exchange partnership units (along with a corresponding number of shares of Class B or C common stock of APAM) for shares of Class A common stock from time to time (the “Holdings Common Unit Exchanges”). The Holdings Common Unit Exchanges increase APAM’s equity ownership interest in Holdings and result in an increase to deferred tax assets and amounts payable under the tax receivable agreements. See Note 12, “Income Taxes and Related Payments.”
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the three months ended March 31, 2026, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2025	70,472,750	10,215,519	80,688,269	87%
Holdings Common Unit Exchanges (1)	160,114	(160,114)	—	—%
Issuance of APAM Restricted Shares	465,719	—	465,719	1%
Class B Unit Awards (1)	—	9,100	9,100	—%
Delivery of Shares Underlying RSUs and PSUs (1)	752	—	752	—%
Restricted Share Award Net Share Settlement (1)	(101,771)	—	(101,771)	—%
Forfeitures Related to Employee Terminations (1)	(4,307)	—	(4,307)	—%
Balance at March 31, 2026	70,993,257	10,064,505	81,057,762	88%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Three Months Ended March 31,
	2026	2025
Additional paid-in capital	$676	$(257)
Noncontrolling interests - Artisan Partners Holdings	(681)	260
Accumulated other comprehensive income (loss)	5	(3)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.1 million for the three months ended March 31, 2026 and 2025.

Note 9. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of March 31, 2026 and December 31, 2025:

		Outstanding
	Authorized	As of March 31, 2026	As of December 31, 2025	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	70,993,257	70,472,750	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,147,029	1,137,929	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	8,917,476	9,077,590	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of March 31, 2026, Artisan’s employees held 4,930,348 restricted shares of Class A common stock and all 1,147,029 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three months ended March 31, 2026 and 2025:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2026	2025
Quarterly	Class A Common	$1.01	$0.84
Special Annual	Class A Common	$0.57	$0.50
The following table summarizes APAM’s stock transactions for the three months ended March 31, 2026:

	Total Stock Outstanding	Class A Common Stock (1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2025	80,688,269	70,472,750	1,137,929	9,077,590
Holdings Common Unit Exchanges	—	160,114	—	(160,114)
Restricted Share Award Grants	465,719	465,719	—	—
Class B Unit Awards	9,100	—	9,100	—
Restricted Share Award Net Share Settlement	(101,771)	(101,771)	—	—
Delivery of Shares Underlying RSUs and PSUs	752	752	—	—
Employee/Partner Terminations	(4,307)	(4,307)	—	—
Balance at March 31, 2026	81,057,762	70,993,257	1,147,029	8,917,476

(1) There were 418,476 and 378,968 restricted stock units outstanding at March 31, 2026 and December 31, 2025, respectively. In addition, there were 152,207 performance share units outstanding at March 31, 2026 and December 31, 2025. All 152,207 performance share units outstanding as of March 31, 2026 have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Holdings Partnership Distributions to Limited Partners	$5,960	$6,378
Holdings Partnership Distributions to APAM	41,869	42,918
Total Holdings Partnership Distributions	$47,829	$49,296
Distributions to limited partners are recorded as a reduction to consolidated stockholders’ equity, while distributions to APAM are eliminated upon consolidation.
Note 10. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Management fees
Artisan Funds	$177,064	$160,973
Artisan Global Funds	15,835	13,773
Separate accounts and other (1)	109,909	102,401
Performance fees
Separate accounts and other (1)	204	—
Total revenues (2)	$303,012	$277,147
(1) Separate accounts and other revenue consists of fees earned from vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes revenue earned from traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as from certain assets managed by the Credit team within custom, investor-driven mandates and certain strategies for which we provide model portfolios to managed account sponsors.

(2) All fees earned from consolidated investment products were eliminated upon consolidation and therefore are omitted from this table. See Note 15, “Related Party Transactions.”
The following table presents the balances of receivables related to contracts with customers:

Customer	As of March 31, 2026	As of December 31, 2025
Artisan Funds	$9,221	$9,752
Artisan Global Funds	7,722	7,973
Separate accounts and other	116,207	130,530
Total receivables from contracts with customers	133,150	148,255
Non-customer receivables	7,084	6,281
Accounts receivable	$140,234	$154,536

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
Artisan had no other contract assets or liabilities from contracts with customers as of March 31, 2026 or December 31, 2025.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected. Non-customer receivables associated with redemptions of investments were $3.1 million and $5.6 million as of March 31, 2026 and December 31, 2025, respectively.
Note 11. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended March 31,
	2026	2025
Salaries, incentive compensation and benefits (1)	$146,799	$133,979
Long-term cash incentive compensation expense	14,678	13,727
Restricted share-based award compensation expense	7,236	7,455
Long-term incentive compensation expense	21,914	21,182
Total compensation and benefits	$168,713	$155,161
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
Performance Share Units (PSUs). As of March 31, 2026 and December 31, 2025, all 152,207 unvested PSUs had met the required three-year performance conditions, but remain outstanding subject to meeting a qualifying retirement vesting condition.
For awards granted beginning in 2024, the pro rata five-year service vesting condition is waived for grantees that satisfy the qualified retirement requirements and an age-plus-service condition.
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,046,363 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) at March 31, 2026.

During the three months ended March 31, 2026, Artisan granted 465,719 restricted Class A shares and 6,804 restricted stock units.
The following tables summarize the Class A restricted share-based award activity for the three months ended March 31, 2026:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2026	$39.58	4,949,507
Granted	43.97	472,523
Forfeited	41.86	(4,307)
Vested	44.21	(365,906)
Unvested at March 31, 2026	$39.65	5,051,817
The unrecognized compensation expense for the unvested restricted Class A shares and restricted stock units as of March 31, 2026 was $58.3 million with a weighted average recognition period of 2.7 years remaining.
During the three months ended March 31, 2026, the Company withheld a total of 102,596 restricted shares and paid a total of $4.5 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the three months ended March 31, 2026, Artisan granted $50.6 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 12 or 18 months. As the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed. The liability is recorded within accrued long-term incentive compensation in the Company’s unaudited condensed consolidated statements of financial condition.
The Company hedges its economic exposure to the change in value of franchise capital awards due to market movements by investing the cash reserved for the awards in the underlying investments. The franchise capital award liability and the underlying investment holdings are marked to market each quarter. Compensation expense related to the appreciation or depreciation is recognized based on the change in the proportionate fair value of the vested portion of the awards during the period, such that the recorded liability at each reporting date reflects the fair value of the portion of the awards for which the requisite service has been rendered. The change in value of the underlying investment holdings is recognized in non-operating income (expense) in the period of change. While there is a timing difference between the recognition of the compensation expense and the offsetting investment gain or loss, the compensation expense and investment income will net to zero at the end of the multi-year vesting period for all awards that ultimately vest.

The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended March 31,
Statement of Operations Section	Statement of Operations Line Item	2026	2025
Operating expenses (benefit)	Compensation and benefits	$2	$2,512
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	(6,423)	2,077
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	128	512
The unrecognized compensation expense for the unvested franchise capital awards as of March 31, 2026 was $147.8 million with a weighted average recognition period of 2.6 years remaining.

Note 12. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective tax rate was 21.7% and 20.6% for the three months ended March 31, 2026 and 2025, respectively. APAM’s effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to the impact of state and local taxes and limits on executive compensation. This was partially offset by a rate benefit attributable to the fact that, for the three months ended March 31, 2026, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes as well as tax deductible dividends paid on unvested restricted share-based awards.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended March 31,
	2026	2025
Current:
Federal	$5,978	$6,936
State and local	1,930	2,100
Foreign	189	155
Total	8,097	9,191
Deferred:
Federal	9,068	9,196
State and local	1,598	1,620
Total	10,666	10,816
Income tax expense (benefit)	$18,763	$20,007
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
The second TRA generally provides for the payment by APAM to current or former limited partners of Holdings at the date of the IPO (or their assignees) of 85% of the applicable cash savings, if any, of U.S. federal, state and local income taxes that APAM actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes of their partnership units sold to APAM or exchanged (for shares of Class A common stock, convertible preferred stock or other consideration) and that are created as a result of such sales or exchanges and payments under the TRAs and (ii) tax benefits related to imputed interest. Under both agreements, APAM generally will retain the benefit of the remaining 15% of the applicable tax savings.

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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the three months ended March 31, 2026, is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2025	$308,015	$303,368
2026 Holdings Common Unit Exchanges	2,188	1,860
Amortization	(12,493)	—
March 31, 2026	$297,710	$305,228
Net deferred tax assets comprise the following:

	As of March 31, 2026	As of December 31, 2025
Deferred tax assets:
Amortizable basis (1)	$297,710	$308,015
Other (2)	48,650	46,687
Total deferred tax assets	346,360	354,702
Less: valuation allowance (3)	—	—
Net deferred tax assets	$346,360	$354,702

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company’s gross liability for unrecognized tax benefits was $1.8 million as of March 31, 2026 and December 31, 2025.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $0.3 million as of March 31, 2026 and December 31, 2025, and is excluded from gross unrecognized tax benefit. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2026, U.S. federal income tax returns filed for the years 2022 through 2024 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2021 to 2024.
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

The computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
Basic and Diluted Earnings Per Share	2026	2025
Numerator:
Net income attributable to APAM	$58,041	$61,139
Less: Allocation to participating securities	7,909	7,297
Net income available to common stockholders	$50,132	$53,842
Denominator:
Basic weighted average shares outstanding	66,125,995	65,373,285
Dilutive effect of nonparticipating share-based awards	—	—
Diluted weighted average shares outstanding	66,125,995	65,373,285
Earnings per share - Basic	$0.76	$0.82
Earnings per share - Diluted	$0.76	$0.82
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

	For the Three Months Ended March 31,
Anti-Dilutive Weighted Average Shares Outstanding	2026	2025
Holdings limited partnership units	10,133,057	10,274,591
Unvested restricted share-based awards	5,088,631	5,392,148
Total	15,221,688	15,666,739
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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or other payments to the limited partners. At March 31, 2026 and December 31, 2025, accounts receivable included, $2.1 million and nil, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
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
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended March 31,
Artisan Funds	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$177,418	$161,493
Expense reimbursements	354	520
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Global Funds	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$16,018	$13,921
Elimination of fees from consolidated investment products (1)	(160)	(124)
Consolidated investment advisory fees (Gross of expense reimbursements)	$15,858	$13,797

Expense reimbursements	$117	$146
Elimination of expense reimbursements from consolidated investment products (1)	(94)	(122)
Consolidated expense reimbursements	$23	$24
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

Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended March 31,
Artisan Private Funds	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$5,468	$3,029
Elimination of fees from consolidated investment products (1)	—	(96)
Consolidated investment advisory fees (Gross of expense reimbursements)	$5,468	$2,933

Expense reimbursements	$42	$130
Elimination of expense reimbursements from consolidated investment products (1)	(13)	(52)
Consolidated expense reimbursements	$29	$78
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.
Note 16. Segment Information
Artisan operates as one segment in the investment management business. The Company’s Chief Operating Decision Maker (the “CODM”) is its Chief Executive Officer and President, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. The CODM uses consolidated Net Income attributable to Artisan Partners Asset Management, Inc. as presented within the Consolidated Statements of Operations (“net income”), among other consolidated metrics, to evaluate segment performance. Based on net income, as well as the other metrics, the CODM considers whether to use profits to invest in growth initiatives or return cash to shareholders through dividends while assessing the level of resources available through review of “Total assets” as presented within the consolidated statements of financial condition. The CODM reviews significant segment expenses at a level consistent with that presented in the Consolidated Statements of Operations with the exception of Compensation and Benefits which is reviewed at a more disaggregated level as presented in the table below for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Salaries	$26,746	$25,483
Incentive compensation	102,121	93,410
Benefits and payroll taxes	17,932	15,086
Long-term incentive compensation	21,912	18,670
Market valuation changes in compensation plans	2	2,512
Total compensation and benefits	$168,713	$155,161
Note 17. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective April 28, 2026, a distribution by Artisan Partners Holdings of $40.7 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective April 28, 2026, a quarterly dividend of $0.77 per share of Class A common stock. The APAM dividend is payable on May 29, 2026, to stockholders of record as of May 15, 2026.
TRA Payments
During April 2026, the Company paid $30.3 million under the tax receivable agreements representing a portion of the Company's estimated total 2026 TRA payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are a global multi-asset investment platform focused on providing a broad range of high-value added investment strategies in growing asset classes to sophisticated clients around the world. As of March 31, 2026, our 12 autonomous investment teams managed a total of 27 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to many of our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of March 31, 2026, approximately 74% of our assets under management (AUM) were managed for clients and investors domiciled in the U.S. and 26% of our AUM were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included the following:
•During the three months ended March 31, 2026, our AUM declined to $173.0 billion, a decrease of $6.9 billion, or 4%, compared to $179.9 billion at December 31, 2025, primarily due to $4.6 billion of market depreciation, $3.1 billion of net client cash outflows and $0.1 billion of Artisan Funds’ distributions not reinvested, partially offset by the acquisition of $0.9 billion from Grandview Property Partners.
•Average AUM for the three months ended March 31, 2026 was $182.4 billion, an increase of 1% from the average of $180.9 billion for the three months ended December 31, 2025, and an increase of 9% from the average of $166.7 billion for the three months ended March 31, 2025.
•We earned $303.0 million in revenue for the three months ended March 31, 2026, an increase of 9% from revenues of $277.1 million for the three months ended March 31, 2025.
•Our GAAP operating margin was 31.1% for the three months ended March 31, 2026, compared to 31.2% for the three months ended March 31, 2025. Adjusted operating margin was 31.1% for the three months ended March 31, 2026, compared to 32.1% for the three months ended March 31, 2025.
•We generated $0.76 of earnings per basic and diluted share and $0.87 of adjusted EPS.
•We acquired Grandview Property Partners for $22.5 million of upfront cash consideration with future consideration payable upon the achievement of committed capital milestones and certain revenue run rates for future Grandview Funds as well as the underlying performance of those funds over the seven-year period following the acquisition's closing date.
•We declared and distributed dividends of $1.58 per share of Class A common stock during the three months ended March 31, 2026.
•We declared, effective April 28, 2026, a quarterly dividend with respect to the three months ended March 31, 2026, of $0.77 per share of Class A common stock.

Global markets and our AUM were volatile during the period. We reached record AUM near the end of February 2026 before declining to $173 billion at March 31, 2026. Preliminary AUM as of April 30, 2026, increased to approximately $183 billion reflecting global market movements.
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
Limited partners of Holdings, some of whom are employees, held approximately 12% of the equity interests in Holdings as of March 31, 2026 which is reflected as noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the three months ended March 31, 2026, certain limited partners of Holdings exchanged 160,114 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 160,114 shares of Class A common stock. In connection with the exchanges, APAM received 160,114 GP units of Holdings increasing its ownership interest in Holdings.
APAM’s equity ownership interest in Holdings was 88% and 87% at March 31, 2026 and December 31, 2025, respectively.
Financial Overview
Economic Environment
Global market conditions can materially impact our financial performance. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM due to changes in the economic environment and financial markets will result in corresponding fluctuations in our revenue and earnings.
The following table presents the total returns of relevant market indices for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
S&P 500 Index	(4.3)%	(4.3)%
MSCI All Country World Index	(3.2)%	(1.3)%
MSCI EAFE Index	(1.2)%	6.9%
Russell® Midcap Index	1.3%	(3.4)%
MSCI Emerging Markets Index	(0.2)%	2.9%
ICE BofA US High Yield Index	(0.5)%	0.9%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended March 31,
	2026		2025

	(unaudited; dollars in millions)
Assets under management at period end	$172,981		$162,390
Average assets under management (1)	$182,403		$166,743
Net client cash flows (2)	$(3,117)		$(2,840)
Total revenues	$303.0		$277.1
Weighted average fee (3)	67.4	bps	67.5	bps
Operating margin	31.1%		31.2%
Adjusted operating margin (4)	31.1%		32.1%
(1) We compute average AUM by averaging day-end AUM for the applicable period.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders.
(3) We compute our weighted average fee by dividing annualized investment advisory fees, including performance fees, by average AUM for the applicable period. AUM within our consolidated investment products, and investment advisory fees earned thereon, are excluded from our weighted average fee calculations and total revenues, since any such revenues are eliminated upon consolidation.

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
The amount and composition of our AUM are, and will continue to be, influenced by a variety of factors including, among others:
•investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions as assessed relative to applicable third-party benchmarks and peer groups, as appropriate;
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

The table below sets forth changes in our total AUM:

	For the Three Months Ended March 31,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Beginning assets under management	$179,928	$161,208	$18,720	11.6%
Gross client cash inflows	9,188	7,014	2,174	31.0%
Gross client cash outflows	(12,305)	(9,854)	(2,451)	(24.9)%
Net client cash flows	(3,117)	(2,840)	(277)	(9.8)%
Acquisitions (1)	880	—	880	N/M
Artisan Funds’ distributions not reinvested (2)	(134)	(116)	(18)	(15.5)%
Investment returns and other (3)	(4,576)	4,138	(8,714)	(210.6)%
Ending assets under management	$172,981	$162,390	$10,591	6.5%
Average assets under management	$182,403	$166,743	$15,660	9.4%

(1) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(2) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
Our equity strategies experienced net outflows of $4.2 billion in the first quarter of 2026, while our credit and alternative asset classes generated combined net inflows of $1.1 billion. While net flows are inherently difficult to predict, if recent performance and market trends persist, we could continue to experience net outflows in our equity strategies and net inflows in our credit and alternative strategies throughout the remainder of 2026. Over the long term, we expect to generate the majority of our AUM growth through investment returns, which has been our historical experience.
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
The unaudited table on the following page sets forth the average annual total returns (gross of fees) for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of March 31, 2026. Returns for periods less than one year are not annualized.

								Average Annual Value-Added (3) Since Inception (bps)
	Composite Inception	Strategy AUM (1)	Average Annual Total Returns (Gross) (%) (2)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$14,340	10.04%	11.68%	4.64%	11.97%	10.59%	335
MSCI All Country World Index			20.01%	16.56%	9.48%	11.33%	7.24%
Global Discovery Strategy	9/1/2017	$1,026	10.94%	11.37%	4.90%	---	12.41%	442
MSCI All Country World Small Mid Cap Index			21.64%	13.06%	5.86%	---	7.99%
U.S. Mid-Cap Growth Strategy	4/1/1997	$9,364	18.11%	11.42%	2.60%	12.06%	13.98%	439
Russell® Midcap Index			15.98%	13.32%	7.26%	10.90%	10.28%
Russell® Midcap Growth Index			9.56%	12.73%	5.37%	11.68%	9.59%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,642	18.67%	8.49%	(0.93)%	12.25%	10.38%	259
Russell® 2000 Index			25.72%	13.03%	3.77%	9.88%	9.01%
Russell® 2000 Growth Index			23.58%	12.25%	1.62%	9.78%	7.79%
Franchise Strategy	10/1/2024	$911	17.39%	---	---	---	7.31%	(389)
MSCI All Country World Index			20.01%	---	---	---	11.20%
Global Equity Team
Global Equity Strategy	4/1/2010	$393	37.89%	23.85%	11.47%	15.01%	13.45%	390
MSCI All Country World Index			20.01%	16.56%	9.48%	11.33%	9.55%
Non-U.S. Growth Strategy	1/1/1996	$15,456	29.92%	19.08%	10.34%	10.21%	10.24%	467
MSCI EAFE Index			21.27%	13.60%	7.91%	8.37%	5.57%
U.S. Value Team
Value Equity Strategy	7/1/2005	$5,600	8.11%	13.38%	10.12%	12.22%	9.55%	118
Russell® 1000 Index			17.74%	18.12%	11.33%	13.96%	10.61%
Russell® 1000 Value Index			15.87%	14.29%	9.42%	10.57%	8.37%
U.S. Mid-Cap Value Strategy	4/1/1999	$1,898	(1.06)%	5.58%	3.77%	7.92%	11.17%	154
Russell® Midcap Index			15.98%	13.32%	7.26%	10.90%	9.63%
Russell® Midcap Value Index			17.62%	13.13%	7.94%	9.75%	9.63%
Value Income Strategy	3/1/2022	$8	10.34%	11.56%	---	---	6.68%	(525)
S&P 500 Index			17.80%	18.30%	---	---	11.93%
International Value Group
International Value Strategy	7/1/2002	$50,680	16.07%	14.04%	10.79%	10.95%	11.83%	508
MSCI EAFE Index			21.27%	13.60%	7.91%	8.37%	6.75%
International Explorer Strategy	11/1/2020	$1,027	16.75%	12.20%	9.24%	---	14.66%	446
MSCI All Country World Index Ex USA Small Cap			27.82%	13.66%	5.66%	---	10.20%
Global Special Situations Strategy	4/1/2025	$36	9.01%	---	---	---	9.01%	157
ICE BofA Global High Yield Index			7.44%	---	---	---	7.44%
Global Value Team
Global Value Strategy	7/1/2007	$34,861	20.28%	19.47%	11.77%	11.90%	9.88%	296
MSCI All Country World Index			20.01%	16.56%	9.48%	11.33%	6.92%
Select Equity Strategy	3/1/2020	$943	19.94%	19.48%	11.25%	---	14.61%	(103)
S&P 500 Index			17.80%	18.30%	12.06%	---	15.64%
Sustainable Emerging Markets (“SEM”) Team
Sustainable Emerging Markets Strategy	7/1/2006	$2,781	37.88%	18.60%	5.68%	10.26%	6.83%	115
MSCI Emerging Markets Index			29.55%	14.82%	3.69%	7.79%	5.68%
Credit Team
High Income Strategy	4/1/2014	$13,543	6.86%	9.61%	5.65%	7.92%	7.08%	225
ICE BofA US High Yield Index			6.90%	8.49%	4.19%	6.05%	4.83%
Credit Opportunities Strategy	7/1/2017	$372	6.69%	15.39%	11.48%	---	12.83%	1,014
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			4.25%	4.93%	3.43%	---	2.69%
Floating Rate Strategy	1/1/2022	$124	6.26%	8.92%	---	---	6.90%	80
S&P UBS Leveraged Loan Index			4.79%	8.02%	---	---	6.10%
Custom Credit Solutions (4)	7/1/2025	$1,491	---	---	---	---	---	---

Developing World Team
Developing World Strategy	7/1/2015	$3,145	(11.92)%	7.52%	(3.25)%	10.60%	9.07%	318
MSCI Emerging Markets Index			29.55%	14.82%	3.69%	7.79%	5.89%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,129	18.96%	20.54%	10.73%	---	17.88%	405
S&P 500 Index			17.80%	18.30%	12.06%	---	13.83%
Antero Peak Hedge Strategy	11/1/2017	$217	16.36%	18.32%	8.94%	---	12.95%	(58)
S&P 500 Index			17.80%	18.30%	12.06%	---	13.53%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$4,332	17.52%	6.77%	1.42%	---	9.95%	61
MSCI All Country World Index Ex USA Small Mid Cap			27.77%	14.17%	5.99%	---	9.34%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$1,523	14.26%	11.84%	---	---	11.73%	756
ICE BofA 3-month Treasury Bill Index			4.00%	4.73%	---	---	4.17%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$1,402	14.71%	13.08%	---	---	13.14%	659
J.P. Morgan EMB Hard Currency/Local Currency 50-50			9.98%	7.72%	---	---	6.55%
Emerging Markets Local Opportunities Strategy	8/1/2022	$1,838	17.80%	10.79%	---	---	11.85%	396
J.P. Morgan GBI-EM Global Diversified Index			11.76%	6.84%	---	---	7.89%
Grandview Property Partners (5)
Grandview Property Partners	---	$899	---	---	---	---	---	---

Total Assets Under Management		$172,981

(1) AUM includes $313.9 million in the aggregate for which Artisan Partners provides model portfolios to managed account sponsors (generally reported on a lag not exceeding one quarter).
(2) We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts, which represented approximately 18% of our assets under management at March 31, 2026, are maintained in separate composites, which are not presented in these materials). Returns for periods less than one year are not annualized.

(3) Value-added is the amount, in basis points, by which the average annual gross composite return of each of our strategies has outperformed or underperformed its respective benchmark. The benchmark used is generally the market index most commonly used by our clients to compare the performance of the relevant strategy. For certain strategies that are managed for absolute return, the benchmark used is the index used by the Company’s management to evaluate the performance of the strategy. Value-added for periods less than one year is not annualized.

(4) Custom Credit Solutions represents assets managed by the Credit team within custom, investor-driven mandates for which there is no combined performance track record. A portion of these assets under management was previously reported under the High Income strategy.

(5) Grandview Property Partners’ AUM reflects assets managed across Grandview’s flagship fund and co-investment program. Performance information for the Grandview Funds is not reported.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Grandview	Total
March 31, 2026		(unaudited; in millions)
Beginning AUM	$31,259	$15,907	$7,880	$54,010	$37,264	$2,537	$15,051	$4,283	$2,446	$4,913	$4,378	$—	$179,928
Gross client cash inflows	1,884	549	181	2,134	1,320	402	1,372	258	361	189	538	—	9,188
Gross client cash outflows	(3,395)	(1,035)	(247)	(3,603)	(1,470)	(150)	(611)	(643)	(357)	(609)	(185)	—	(12,305)
Net client cash flows	(1,511)	(486)	(66)	(1,469)	(150)	252	761	(385)	4	(420)	353	—	(3,117)
Acquisitions (1)	—	—	—	—	—	—	—	—	—	—	—	880	880
Artisan Funds’ distributions not reinvested (2)	—	—	—	(29)	—	—	(101)	—	—	—	(4)	—	(134)
Investment returns and other	(1,465)	428	(308)	(769)	(1,310)	(8)	(181)	(753)	(104)	(161)	36	19	(4,576)
Ending AUM	$28,283	$15,849	$7,506	$51,743	$35,804	$2,781	$15,530	$3,145	$2,346	$4,332	$4,763	$899	$172,981
Average AUM (3)	$30,346	$16,729	$7,878	$54,979	$37,676	$2,831	$15,403	$3,894	$2,484	$4,657	$4,656	$890	$182,403
March 31, 2025
Beginning AUM	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$—	$161,208
Gross client cash inflows	1,285	181	65	2,908	607	89	1,023	218	97	154	387	—	7,014
Gross client cash outflows	(2,909)	(834)	(203)	(1,986)	(1,535)	(74)	(575)	(237)	(148)	(1,270)	(83)	—	(9,854)
Net client cash flows	(1,624)	(653)	(138)	922	(928)	15	448	(19)	(51)	(1,116)	304	—	(2,840)
Acquisitions (1)	—	—	—	—	—	—	—	—	—	—	—	—	—
Artisan Funds’ distributions not reinvested (2)	—	—	—	(24)	—	—	(91)	—	—	—	(1)	—	(116)
Investment returns and other	(2,152)	1,161	81	2,293	2,505	58	135	66	(39)	(75)	105	—	4,138
Ending AUM	$34,669	$13,442	$7,540	$47,486	$30,256	$1,625	$12,434	$4,147	$2,121	$5,353	$3,317	$—	$162,390
Average AUM	$38,677	$13,708	$7,700	$46,495	$30,385	$1,614	$12,252	$4,287	$2,259	$6,260	$3,106	$—	$166,743

(1) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(2) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(3) For Grandview Property Partners, average assets under management is for the period beginning January 2, 2026, when the team was acquired.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, client type and distribution channel. As distribution channels have evolved to have more institutional-like decision-making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of March 31, 2026		As of March 31, 2025
	$ in Millions	% of Total	$ in Millions	% of Total
Distribution Channel (1)	(unaudited)		(unaudited)
Intermediated Wealth (2)	$107,519	62.2%	$97,377	60.0%
Institutional (2)	65,462	37.8%	65,013	40.0%
Ending Assets Under Management	$172,981	100.0%	$162,390	100.0%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2) In the first quarter of 2025, we combined our intermediary and retail distribution channels, renamed the intermediated wealth channel, and recategorized certain client AUM to better reflect how management considers and utilizes this information in the management of the business.

Our institutional channel includes AUM sourced from defined contribution plan clients, which made up approximately 7% of our total AUM as of March 31, 2026.
The following tables set forth the changes in our AUM by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
March 31, 2026	(unaudited; in millions)
Beginning assets under management	$87,875	$92,053	$179,928
Gross client cash inflows	6,353	2,835	9,188
Gross client cash outflows	(7,424)	(4,881)	(12,305)
Net client cash flows	(1,071)	(2,046)	(3,117)
Acquisitions (2)	—	880	880
Artisan Funds’ distributions not reinvested (3)	(134)	—	(134)
Investment returns and other	(2,211)	(2,365)	(4,576)
Net transfers (4)	—	—	—
Ending assets under management	$84,459	$88,522	$172,981
Average assets under management	$89,171	$93,232	$182,403
March 31, 2025
Beginning assets under management	$77,614	$83,594	$161,208
Gross client cash inflows	5,019	1,995	7,014
Gross client cash outflows	(5,588)	(4,266)	(9,854)
Net client cash flows	(569)	(2,271)	(2,840)
Acquisitions (2)	—	—	—
Artisan Funds’ distributions not reinvested (3)	(116)	—	(116)
Investment returns and other	2,318	1,820	4,138
Net transfers (4)	(27)	27	—
Ending assets under management	$79,220	$83,170	$162,390
Average assets under management	$80,446	$86,297	$166,743

(1) Separate accounts and other consists of AUM we manage in or through vehicles other than Artisan Funds or Artisan Global Funds, and therefore includes assets we manage in traditional separate accounts, Artisan-branded collective investment trusts and Artisan Private Funds, as well as certain assets managed by the Credit team within custom, investor-driven mandates and assets under advisement for certain strategies for which we provide model portfolios to managed account sponsors.

(2) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(3) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(4) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

The following table sets forth our AUM by asset class:

Three Months Ended	Equity (1)	Credit (1)	Alternative (1)	Total
March 31, 2026	(unaudited; in millions)
Beginning assets under management	$158,018	$17,877	$4,033	$179,928
Gross client cash inflows	6,916	1,499	773	9,188
Gross client cash outflows	(11,152)	(681)	(472)	(12,305)
Net client cash flows	(4,236)	818	301	(3,117)
Acquisitions (2)	—	—	880	880
Artisan Funds’ distributions not reinvested (3)	(29)	(102)	(3)	(134)
Investment returns and other	(4,346)	(195)	(35)	(4,576)
Ending assets under management	$149,407	$18,398	$5,176	$172,981
Average assets under management	$158,954	$18,321	$5,128	$182,403
March 31, 2025
Beginning assets under management	$143,969	$13,877	$3,362	$161,208
Gross client cash inflows	5,500	1,212	302	7,014
Gross client cash outflows	(8,986)	(628)	(240)	(9,854)
Net client cash flows	(3,486)	584	62	(2,840)
Acquisitions (2)	—	—	—	—
Artisan Funds’ distributions not reinvested (3)	(24)	(91)	(1)	(116)
Investment returns and other	3,942	216	(20)	4,138
Ending assets under management	$144,401	$14,586	$3,403	$162,390
Average assets under management	$148,949	$14,270	$3,524	$166,743

(1) Equity includes the following investment strategies: U.S. Mid-Cap Growth, U.S. Small-Cap Growth, U.S. Mid-Cap Value, Non-U.S. Growth, International Value, Global Opportunities, Global Equity, Value Equity, Global Value, Sustainable Emerging Markets, Global Discovery, Developing World, Non-U.S. Small-Mid Growth, International Explorer, Select Equity, Value Income and Franchise. Credit includes the following investment strategies: High Income, Floating Rate, Custom Credit Solutions, Emerging Markets Debt Opportunities and Emerging Markets Local Opportunities. Alternative includes the following investment strategies: Antero Peak, Antero Peak Hedge, Credit Opportunities, Global Unconstrained, Global Special Situations and Grandview Property Partners.

(2) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(3) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.

Results of Operations
Three months ended March 31, 2026, compared to three months ended March 31, 2025

	For the Three Months Ended March 31,		For the Period-to-Period
	2026	2025	$	%

Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues
Management fees	$302.8	$277.1	$25.7	9%
Performance fees	0.2	—	0.2	—%
Total revenues	303.0	277.1	25.9	9%
Operating Expenses
Total compensation and benefits	168.7	155.2	13.5	9%
Other operating expenses	40.1	35.4	4.7	13%
Total operating expenses	208.8	190.6	18.2	10%
Total operating income	94.2	86.5	7.7	9%
Non-operating income (expense)
Interest expense	(2.1)	(2.1)	—	—%
Other non-operating income (expense)	(5.7)	12.9	(18.6)	(144)%
Total non-operating income (expense)	(7.8)	10.8	(18.6)	(172)%
Income before income taxes	86.4	97.3	(10.9)	(11)%
Provision for income taxes	18.8	20.0	(1.2)	(6)%
Net income before noncontrolling interests	67.6	77.3	(9.7)	(13)%
Less: Noncontrolling interests - Artisan Partners Holdings	11.1	11.9	(0.8)	(7)%
Less: Noncontrolling interests - consolidated investment products	(1.5)	4.3	(5.8)	(135)%
Net income attributable to Artisan Partners Asset Management Inc.	$58.0	$61.1	$(3.1)	(5)%
Share Data
Basic earnings per share	$0.76	$0.82
Diluted earnings per share	$0.76	$0.82
Basic weighted average number of common shares outstanding	66,125,995	65,373,285
Diluted weighted average number of common shares outstanding	66,125,995	65,373,285
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
The different fee structures associated with Artisan Funds, Artisan Global Funds, and separate accounts and other vehicles, and the different fee schedules applicable to each of our investment strategies, make the composition of our AUM an important determinant of the investment management fees we earn. Historically, we have received higher effective rates of investment management fees from Artisan Funds and Artisan Global Funds than from traditional separate accounts reflecting, among other things, the different and broader array of services we provide to Artisan Funds and Artisan Global Funds. Our investment management fees also differ by investment strategy, with higher-capacity strategies having lower standard fee rates than strategies with more limited capacity.
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 4% of our $173.0 billion of AUM as of March 31, 2026 are subject to performance fee billing arrangements, of which substantially all performance fees are recognized in the fourth quarter.

The increase in revenues of $25.9 million, or 9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was driven primarily by a $15.7 billion, or 9% increase in our average AUM.

The weighted average fee rate, inclusive of performance fees, was 67.4 basis points for the three months ended March 31, 2026, compared to 67.5 basis points for the three months ended March 31, 2025.

The following table sets forth investment advisory fees and the weighted average fee by investment vehicle. The weighted average fee rate for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended March 31,	2026	2025	2026	2025

	(unaudited; dollars in millions)
Investment advisory fees	$110.1	$102.4	$192.9	$174.7
Weighted average fee (2)	47.9 bps	48.2 bps	87.8 bps	88.2 bps
Percentage of ending AUM	51%	51%	49%	49%
(1) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds.
(2) We compute our weighted average fee by dividing annualized investment advisory fees, inclusive of performance fees, by average AUM for the applicable period.
Operating Expenses
Compensation and Benefits

	For the Three Months Ended March 31,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$146.8	$134.0	$12.8	10%
Long-term incentive compensation awards	21.9	21.2	0.7	3%
Total compensation and benefits	$168.7	$155.2	$13.5	9%
(1) Excluding long-term incentive compensation awards
The increase in total compensation and benefits was primarily driven by a $8.7 million increase in short-term incentive compensation driven by higher revenues in the three months ended March 31, 2026. A 2% increase in full-time associates, including those associated with the Grandview acquisition, also led to increases in compensation and benefit related expenses.
Total compensation and benefits was 56% of our revenues for the three months ended March 31, 2026 and 2025.
Other operating expenses
Other operating expenses increased $4.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in general and administrative costs, most notably increases in professional fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended March 31,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Net investment gain (loss) of consolidated investment products	$(2.5)	$7.1	$(9.6)	(135)%
Net investment gain (loss) on nonconsolidated seed investments	1.3	1.7	(0.4)	(24)%
Net investment gain (loss) on nonconsolidated franchise capital investments	(6.4)	2.1	(8.5)	(405)%
Total net investment gain (loss)	$(7.6)	$10.9	$(18.5)	(170)%
Interest expense	(2.1)	(2.1)	—	0%
Interest income on cash and cash equivalents and other	1.9	2.0	(0.1)	(5)%
Total non-operating income (expense)	$(7.8)	$10.8	$(18.6)	(172)%
Net investment gain (loss) of consolidated investment products, net investment gain (loss) on nonconsolidated seed investments and net investment gain (loss) on franchise capital investments decreased $18.5 million in aggregate for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, predominately due to market conditions.
Artisan's share of the $7.6 million total investment losses for the three months ended March 31, 2026 was comprised of $6.3 million of losses on investments to hedge compensation plans and $0.2 million of gains on seed investments. $1.5 million of the total investment losses for the three months ended March 31, 2026 were attributable to noncontrolling interests.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 21.7% and 20.6%, respectively. Several factors contribute to the effective tax rate, including a rate benefit attributable to the fact that approximately 14% of Holdings’ full year projected taxable earnings were not subject to corporate-level taxes for the three months ended March 31, 2026 and 2025. Thus, income before income taxes includes amounts that are attributable to noncontrolling interests and not taxable to APAM and its subsidiaries, which reduces the effective tax rate. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as a result of equity award grants. See Note 13, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, (4) non-recurring expenses (if any) and (5) adjustments to deferred taxes as a result of the enactment of tax laws (if any). These adjusted measures also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, (4) non-recurring expenses (if any) and (5) adjustments to deferred taxes as a result of the enactment of tax laws (if any). Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM’s current federal, state and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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
Non-recurring expenses (if any) represents non-recurring professional fees that are not reflective of core operations.
Adjustments to income tax expense as a result of the enactment of tax laws (if any) relates to the remeasurement of deferred tax assets upon enactment.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended March 31,
	2026	2025

Reconciliation of non-GAAP financial measures:	(unaudited; in millions, except per share data)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$58.0	$61.1
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.1	11.9
Add back: Provision for income taxes	18.8	20.0
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	0.0	2.5
Add back: Net investment (gain) loss of investment products attributable to APAM	6.1	(6.5)
Less: Adjusted provision for income taxes	23.2	22.0
Adjusted net income (Non-GAAP)	$70.8	$67.0

Average shares outstanding
Class A common shares	66.1	65.4
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.1	5.4
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.1	10.3
Adjusted shares	81.3	81.1

Basic earnings per share (GAAP)	$0.76	$0.82
Diluted earnings per share (GAAP)	$0.76	$0.82
Adjusted net income per adjusted share (Non-GAAP)	$0.87	$0.83

Operating income (GAAP)	$94.2	$86.5
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	—	2.5
Adjusted operating income (Non-GAAP)	$94.2	$89.0

Operating margin (GAAP)	31.1%	31.2%
Adjusted operating margin (Non-GAAP)	31.1%	32.1%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$58.0	$61.1
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	11.1	11.9
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	0.0	2.5
Add back: Net investment (gain) loss of investment products attributable to APAM	6.1	(6.5)
Add back: Interest expense	2.1	2.1
Add back: Provision for income taxes	18.8	20.0
Add back: Depreciation and amortization	2.3	2.5
Adjusted EBITDA (Non-GAAP)	$98.4	$93.6

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(unaudited; in millions)
Cash and cash equivalents	$271.1	$214.4
Accounts receivable	140.2	154.5
Seed investments (1)	109.9	151.6
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan’s direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $255.0 million and $219.4 million of hedge investments made related to long-term incentive compensation plans as of March 31, 2026 and December 31, 2025, respectively.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $243.1 million of our cash and cash equivalents balance was invested in money market funds as of March 31, 2026.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of March 31, 2026, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of March 31, 2026, the balance of all seed investments, including investments in consolidated investment products, was $109.9 million. The seed investments are generally redeemable at our discretion, though subject to certain monthly or quarterly timing restrictions for certain Artisan Private Funds. We monitor for opportunities to redeem our seed investments as sufficient scale in each investment strategy, vehicle and class, as applicable, is achieved.
During the three months ended March 31, 2026, we made investments of $50.6 million related to funded long-term incentive compensation plans. As of March 31, 2026, the value of investments held in connection with funded long-term incentive compensation plans was $255.0 million.
Pursuant to the terms of the Grandview Property Partners acquisition agreement, we agreed to make up to $50 million of capital commitments across Grandview’s next two flagship funds.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
We have $190 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series E, Series F and Series G, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the three months ended March 31, 2026.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of March 31, 2026.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three months ended March 31, 2026 and 2025, were as follows:

	For the Three Months Ended March 31,
	2026	2025

	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$6.0	$6.4
Holdings Partnership Distributions to APAM	41.9	42.9
Total Holdings Partnership Distributions	$47.9	$49.3
On April 28, 2026, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $40.7 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three months ended March 31, 2026 and 2025:

Type of Dividend	Class of Stock	For the Three Months Ended March 31,
		2026	2025
Quarterly	Class A Common	$1.01	$0.84
Special Annual	Class A Common	$0.57	$0.50
Our board of directors declared, effective April 28, 2026, a variable quarterly dividend of $0.77 per share of Class A common stock with respect to the March quarter of 2026, payable on May 29, 2026 to stockholders of record as of the close of business on May 15, 2026. The variable quarterly dividend represents approximately 80% of the cash generated in the March quarter of 2026 and a pro-rata portion of 2026 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $305.2 million liability as of March 31, 2026. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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

2026. In fiscal 2026 we expect to make TRA payments totaling approximately $40.4 million, $30.3 million of which was paid during April 2026.
Cash Flows

	For the Three Months Ended March 31, 2026
	2026	2025

	(unaudited; in millions)
Cash and cash equivalents as of January 1	$255.5	$268.2
Net cash provided by operating activities	181.8	157.9
Net cash used in investing activities	(12.0)	(38.3)
Net cash used in financing activities	(95.1)	(91.8)
Net impact of deconsolidation of consolidated investment products	(29.7)	(37.0)
Cash and cash equivalents as of March 31	$300.5	$259.0
Net cash provided by operating activities increased $23.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to changes in working capital of $18.8 million, which included the collection, in the first quarter, of higher performance fees generated in the three months ended December 31, 2025 and a $7.7 million increase in operating income. This is partially offset by a $3.5 million increase in net purchase activity within our consolidated investment products.
Investing activities consist of the purchase and sale of investment securities, the acquisition of property and equipment, leasehold improvements, and cash paid for business acquisitions. Net cash used in investing activities decreased $26.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $49.1 million increase in cash from net security investment activity in the three months ended March 31, 2026. This was offset by $22.5 million of cash paid in connection with the acquisition of Grandview in the current year.
Financing activities consist primarily of dividend payments to holders of our Class A common stock, partnership distributions to noncontrolling interests, contributions to and distributions from consolidated investment products, and payments owed under the tax receivable agreements. Net cash used in financing activities increased $3.2 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Dividend and distribution payments increased by $17.3 million which was partially offset by a $10.0 million increase in investment subscriptions into consolidated investment products and a $4.0 million decrease in taxes paid related to employee net share settlements.
During each of the three months ended March 31, 2026 and March 31, 2025, the Company determined that it no longer had a controlling financial interest in investment products that were previously consolidated and therefore deconsolidated those products. The deconsolidation in the three months ended March 31, 2026 resulted in a decrease in cash and cash equivalents of $29.7 million compared to a decrease of $37.0 million in three months ended March 31, 2025.
Certain Contractual Obligations
As of March 31, 2026, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026.
As previously discussed in this report, the TRA liability increased from $303.4 million at December 31, 2025 to $305.2 million at March 31, 2026. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. We did not make payments related to the TRA during the three months ended March 31, 2026. In fiscal 2026, we expect to make TRA payments totaling approximately $40.4 million, $30.3 million of which was paid during April 2026.
Critical Accounting Policies and Estimates
There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2025.
New or Revised Accounting Standards
None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended December 31, 2025.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 9, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such instances during the three months ended March 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a) None.
(b) None.
(c) During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025; (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025; (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2026 and 2025.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: May 4, 2026

By:	/s/ Jason A. Gottlieb
Jason A. Gottlieb Chief Executive Officer and President (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ Ryan G. Von Hoff
Ryan G. Von Hoff Vice President, Chief Accounting Officer and Assistant Treasurer (principal accounting officer)