Form 10-Q
period 2026-06-30
Artisan Partners Asset Management Inc.
filed 2026-07-31
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of July 27, 2026 were 70,996,433, 1,158,760 and 8,917,476, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	June 30, 2026	December 31, 2025

ASSETS
Cash and cash equivalents	$334,525	$214,446
Accounts receivable	122,551	154,536
Investment securities	246,221	228,044
Property and equipment, net	30,884	33,020
Deferred tax assets	335,798	354,702
Prepaid expenses and other assets	21,194	25,291
Operating lease assets	110,633	105,278
Goodwill	40,339	—
Other intangible assets, net	7,745	—
Assets of consolidated investment products
Cash and cash equivalents	16,097	41,060
Accounts receivable and other	10,289	10,679
Investment assets, at fair value	183,240	410,236
Total assets	$1,459,516	$1,577,292

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$48,606	$32,452
Accrued short-term incentive compensation	112,166	28,854
Accrued long-term incentive compensation	117,429	105,423
Contingent consideration	26,080	—
Operating lease liabilities	125,662	120,881
Borrowings	189,236	189,140
Amounts payable under tax receivable agreements	274,974	303,368
Liabilities of consolidated investment products
Accounts payable, accrued expenses and other	7,058	13,942
Investment liabilities, at fair value	6,929	813
Total liabilities	$908,140	$794,873
Commitments and contingencies
Redeemable noncontrolling interests	86,071	304,263
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 70,996,433 and 70,472,750 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	710	705
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,152,924 and 1,137,929 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	12	11
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 8,917,476 and 9,077,590 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	89	91
Additional paid-in capital	246,307	236,327
Retained earnings	174,815	203,386
Accumulated other comprehensive income (loss)	(1,890)	(1,689)
Total Artisan Partners Asset Management Inc. stockholders’ equity	420,043	438,831
Noncontrolling interests - Artisan Partners Holdings	45,262	39,325
Total stockholders’ equity	$465,305	$478,156
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,459,516	$1,577,292

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Management fees	$307,709	$282,749	$610,517	$559,896
Performance fees	200	—	404	—
Total revenues	307,909	282,749	610,921	559,896
Operating Expenses
Compensation and benefits	181,985	165,876	350,698	321,037
Distribution, servicing and marketing	7,714	6,730	15,194	13,162
Occupancy	6,959	7,308	14,095	14,686
Communication and technology	13,997	13,584	27,817	26,467
General and administrative	12,391	9,479	23,807	18,237
Amortization of intangible assets	240	—	480	—
Total operating expenses	223,286	202,977	432,091	393,589
Total operating income	84,623	79,772	178,830	166,307
Non-operating income (expense)
Interest expense	(2,211)	(2,179)	(4,308)	(4,233)
Interest income on cash and cash equivalents and other	2,332	1,976	4,252	3,919
Gain (loss) on non-operating liabilities	(230)	—	(230)	—
Net investment gain (loss) of consolidated investment products	12,762	22,667	10,201	29,768
Net investment gain (loss) of nonconsolidated investment products	29,450	18,613	24,362	22,430
Total non-operating income (expense)	42,103	41,077	34,277	51,884
Income before income taxes	126,726	120,849	213,107	218,191
Provision for income taxes	25,899	24,861	44,662	44,868
Net income before noncontrolling interests	100,827	95,988	168,445	173,323
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	15,147	13,433	26,272	25,342
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	4,852	15,000	3,304	19,287
Net income attributable to Artisan Partners Asset Management Inc.	$80,828	$67,555	$138,869	$128,694

Basic earnings per share	$1.11	$0.94	$1.90	$1.78
Diluted earnings per share	$1.11	$0.94	$1.90	$1.78
Basic weighted average number of common shares outstanding	66,355,850	65,645,108	66,241,557	65,509,947
Diluted weighted average number of common shares outstanding	66,355,850	65,645,108	66,241,557	65,509,947
Dividends declared per Class A common share	$0.77	$0.68	$2.35	$2.02

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income before noncontrolling interests	$100,827	$95,988	$168,445	$173,323
Other comprehensive income (loss)
Foreign currency translation gain (loss)	40	980	(239)	1,511
Total other comprehensive income (loss)	40	980	(239)	1,511
Comprehensive income	100,867	96,968	168,206	174,834
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	15,148	13,558	26,239	25,534
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	4,852	15,000	3,304	19,287
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$80,867	$68,410	$138,663	$130,013

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended June 30, 2026	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2026	$710	$11	$89	$241,145	$149,020	$(1,929)	$44,081	$433,127	$80,458
Net income	—	—	—	—	80,828	—	15,147	95,975	4,852
Other comprehensive income - foreign currency translation	—	—	—	—	—	39	1	40	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(1,003)	—	—	1,003	—	—
Amortization of equity-based compensation	—	—	—	6,131	—	—	847	6,978	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	35	—	—	—	35	—
Issuance of restricted stock awards	1	—	—	(1)	—	—	—	—	—
Employee net share settlement	—	—	—	—	—	—	(1)	(1)	—
Exchange of subsidiary equity	(1)	1	—	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	760
Impact of consolidation of CIPs	—	—	—	—	—	—	—	—	1
Distributions	—	—	—	—	—	—	(15,790)	(15,790)	—
Dividends	—	—	—	—	(55,033)	—	(26)	(55,059)	—
Balance at June 30, 2026	$710	$12	$89	$246,307	$174,815	$(1,890)	$45,262	$465,305	$86,071

Three months ended June 30, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at April 1, 2025	$704	$12	$90	$221,477	$136,535	$(2,301)	$38,128	$394,645	$107,596
Net income	—	—	—	—	67,555	—	13,433	80,988	15,000
Other comprehensive income - foreign currency translation	—	—	—	—	—	855	125	980	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(27)	—	(1)	28	—	—
Amortization of equity-based compensation	—	—	—	5,443	—	—	1,474	6,917	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	1	—	—	—	1	—
Issuance of restricted stock awards	1	—	—	(1)	—	—	—	—	—
Employee net share settlement	—	—	—	(367)	—	—	(52)	(419)	—
Capital contributions, net	—	—	—	—	—	—	—	—	62,605
Distributions	—	—	—	—	—	—	(15,854)	(15,854)	—
Dividends	—	—	—	—	(48,157)	—	(24)	(48,181)	—
Balance at June 30, 2025	$705	$12	$90	$226,526	$155,933	$(1,447)	$37,258	$419,077	$185,201
The accompanying notes are an integral part of the consolidated financial statements.

Six months ended June 30, 2026	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2026	$705	$11	$91	$236,327	$203,386	$(1,689)	$39,325	$478,156	$304,263
Net income	—	—	—	—	138,869	—	26,272	165,141	3,304
Other comprehensive income - foreign currency translation	—	—	—	—	—	(206)	(33)	(239)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(327)	—	5	322	—	—
Amortization of equity-based compensation	—	—	—	13,615	—	—	1,751	15,366	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	499	—	—	—	499	—
Issuance of restricted stock awards	5	—	—	(5)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,802)	—	—	(546)	(4,349)	—
Exchange of subsidiary equity	1	1	(2)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	28,605
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(253,932)
Impact of consolidation of CIPs	—	—	—	—	—	—	—	—	3,831
Distributions	—	—	—	—	—	—	(21,750)	(21,750)	—
Dividends	—	—	—	—	(167,440)	—	(79)	(167,519)	—
Balance at June 30, 2026	$710	$12	$89	$246,307	$174,815	$(1,890)	$45,262	$465,305	$86,071

Six months ended June 30, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2025	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917
Net income	—	—	—	—	128,694	—	25,342	154,036	19,287
Other comprehensive income - foreign currency translation	—	—	—	—	—	1,319	192	1,511	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(284)	—	(4)	288	—	—
Amortization of equity-based compensation	—	—	—	13,605	—	—	1,807	15,412	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	190	—	—	—	190	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(3)	—	—	(7,817)	—	—	(1,144)	(8,964)	—
Exchange of subsidiary equity	1	(4)	3	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	80,369
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(242,372)
Distributions	—	—	—	—	—	—	(22,232)	(22,232)	—
Dividends	—	—	—	—	(142,805)	—	(73)	(142,878)	—
Balance at June 30, 2025	$705	$12	$90	$226,526	$155,933	$(1,447)	$37,258	$419,077	$185,201
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income before noncontrolling interests	$168,445	$173,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,541	4,976
Deferred income taxes	21,331	24,142
Noncash lease expense (benefit)	(404)	(324)
Net investment (gain) loss on nonconsolidated investment securities	(24,362)	(22,430)
(Gain) loss on non-operating liabilities	230	—
(Gain) loss on disposal of property and equipment	150	—
Amortization of debt issuance costs	234	219
Share-based compensation	15,366	15,412
Net investment (gain) loss of consolidated investment products	(10,201)	(29,768)
Purchase of investments by consolidated investment products	(270,105)	(148,732)
Proceeds from sale of investments by consolidated investment products	229,639	65,225
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	26,466	5,689
Prepaid expenses and other assets	3,769	(561)
Accounts payable and accrued expenses	126,289	104,541
Net change in operating assets and liabilities of consolidated investment products including net investment income	6,170	17,104
Net cash provided by operating activities	297,558	208,816
Cash flows from investing activities
Acquisition of property and equipment	(891)	(269)
Leasehold improvements	(152)	(38)
Proceeds from sale of investment securities	94,705	35,524
Purchase of investment securities	(48,374)	(40,757)
Cash paid for business acquisitions, net of cash acquired	(22,490)	—
Net cash provided by (used in) investing activities	22,798	(5,540)
Cash flows from financing activities
Partnership distributions	(21,750)	(22,232)
Dividends paid	(167,519)	(142,878)
Payments under the tax receivable agreements	(30,322)	(29,197)
Taxes paid related to employee net share settlement	(4,527)	(8,964)
Capital contributions to consolidated investment products, net	28,605	80,369
Net cash used in financing activities	(195,513)	(122,902)
Net increase in cash and cash equivalents	124,843	80,374
Net cash impact of deconsolidation of consolidated investment products	(29,727)	(36,988)
Cash and cash equivalents
Beginning of period	255,506	268,218
End of period	$350,622	$311,604

Cash and cash equivalents as of the end of the period
Cash and cash equivalents	$334,525	$244,929
Cash and cash equivalents of consolidated investment products	16,097	66,675
Cash and cash equivalents	$350,622	$311,604

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$2,427	$717
Establishment of amounts payable under tax receivable agreements	1,928	526
Increase in investment securities due to deconsolidation of CIPs	55,257	29,757
Operating lease assets obtained in exchange for operating lease liabilities	10,018	2,155
Settlement of franchise capital liability via transfer of investment securities	16,117	10,464
Increase in CIP net assets due to consolidation	8,347	—
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At June 30, 2026, APAM held approximately 88% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of June 30, 2026, Artisan had a controlling financial interest in four sub-funds of Artisan Global Funds, three Artisan Private Funds and one series of Artisan Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 7, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Reclassification
In conjunction with quarterly reporting on Form 10-Q for the quarter ended June 30, 2026, the Company added the line Gain (loss) on non-operating liabilities in the non-operating section of the unaudited consolidated statements of operations. That line will include the change in fair value of contingent consideration as well as the net gain (loss) on tax receivable agreements which was previously reported in its own line item. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported operating income, non-operating income, net income or financial position.
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
Note 3. Acquisition
On January 2, 2026, the Company completed the acquisition of 100% of the equity interests of Grandview, a U.S. real estate private equity firm. Consideration included an up-front cash payment of $22.5 million, including customary post-closing working capital adjustments. It also included contingent consideration, estimated as of the date of acquisition to be $25.9 million, associated with the achievement of committed capital milestones and certain revenue run rates for future Grandview Funds as well as the underlying performance of certain future funds over a period of up to seven years.

The fair value of contingent consideration associated with the acquisition of Grandview was $26.1 million as of June 30, 2026. The Company measures the fair value of contingent consideration liability using a Monte Carlo simulation model where committed capital milestones and revenue run rates need to be achieved before contingent payments are earned. The model considers assumptions regarding projected capital commitments and their timing to simulate a range of outcomes which are then discounted. Because of the significance of the unobservable inputs in the fair value measurement, the fair value was determined using Level 3 inputs. Refer to Note 5 for the definition of Level 3 fair value measurements.
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
The definite-lived intangible assets relate to management contracts and tradename, which will be amortized over their estimated useful lives of 8 and 15 years, respectively. Amortization expense related to intangible assets was $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively. The estimated remaining amortization expense is $1.0 million per year.

Grandview’s results are included in the Company’s consolidated results starting from the closing date. For the three and six months ended June 30, 2026, the Company’s consolidated results included $1.8 million and $3.9 million of revenue, respectively, related to the acquired business. The acquisition does not meet any of the significance tests under Rule 1-02 of Regulation S-X; therefore, separate acquiree financial statements and pro forma financial information are not required.
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

	As of June 30, 2026	As of December 31, 2025
Seed investments in equity securities	$11,631	$42,708
Seed investments in equity securities accounted for under the equity method	3,659	3,341
Compensation plan investments in equity securities	191,327	163,875
Compensation plan investments in equity securities accounted for under the equity method	39,604	18,120
Total investment securities	$246,221	$228,044
Unrealized gain (loss) related to investment securities held during the periods indicated below were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss) in the period on investment securities held at the end of the period	$28,064	$16,887	$21,920	$19,979

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
The following provides the hierarchy of inputs used to derive recurring fair value measurements of Artisan’s assets that are financial instruments as of June 30, 2026 and December 31, 2025:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
June 30, 2026
Assets
Money market funds (1)	$312,241	$—	$312,241	$—	$—
Equity securities	246,221	42,509	203,712	—	—

December 31, 2025
Assets
Money market funds (1)	$166,510	$—	$166,510	$—	$—
Equity securities	228,044	20,717	207,327	—	—
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
Nonrecurring Fair Value Measurements
Nonrecurring fair value measurements consist of goodwill and intangible assets for the Grandview acquisition, which were $40.3 million and $8.2 million, respectively. Artisan measured the fair value of goodwill and intangible assets on initial recognition based on the present value of estimated future cash flows. Significant assumptions used to determine the estimated fair value include revenue, discount rates and expenses. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

Note 6. Borrowings
Artisan’s borrowings consist of the following as of June 30, 2026 and December 31, 2025:

	Maturity (1)	As of June 30, 2026	As of December 31, 2025	Interest Rate Per Annum
Revolving credit agreement	August 2027	$—	$—	NA
Senior notes
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Series G	August 2030	50,000	50,000	5.43%
Total gross borrowings		190,000	190,000
Debt issuance costs		(764)	(860)
Total borrowings		$189,236	$189,140
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $180.3 million as of June 30, 2026 and December 31, 2025. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 5, “Fair Value Measurements.”
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of June 30, 2026, there were no borrowings outstanding under the $100.0 million revolving credit facility and the interest rate on the unused commitment was 0.15%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.0 million for the three months ended June 30, 2026 and 2025 and $4.0 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively.
Note 7. Variable Interest Entities and Consolidated Investment Products
Artisan serves as the investment adviser for various types of investment products, consisting of both VIEs and VOEs. Artisan consolidates an investment product if it has a controlling financial interest in the entity. See Note 2, “Summary of Significant Accounting Policies.” Any such entities are collectively referred to herein as consolidated investment products or CIPs.
As of June 30, 2026, Artisan is considered to have a controlling financial interest in four sub-funds of Artisan Global Funds, three Artisan Private Funds and one series of Artisan Funds. The aggregate $109.6 million direct equity investment in the consolidated investment products consisted of $80.9 million related to seed investments and $28.7 million related to compensation plan investments.
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
During the six months ended June 30, 2026, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund and one Artisan Global Fund as a result of third-party capital contributions and the Company’s redemption of a portion of its seed investment. Upon loss of control, the funds were deconsolidated and the related assets, liabilities and equity of the funds were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the six months ended June 30, 2026. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s direct equity investment, which was $55.3 million at the time of deconsolidation, was reclassified from investment assets and investment liabilities of consolidated investment products to investment securities.
As of June 30, 2026, Artisan held direct equity investments of $43.3 million in VIEs for which the Company does not hold a controlling financial interest and are classified as investment securities in the Company's unaudited condensed consolidated statements of financial condition. These direct equity investments consisted of seed and compensation plan investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of June 30, 2026 and December 31, 2025:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
June 30, 2026
Assets
Money market funds	$4,035	$4,035	$—	$—
Equity securities - long position	55,491	55,402	89	—
Fixed income instruments - long position	125,452	—	121,509	3,943
Derivative assets	2,297	1	2,296	—

Liabilities
Equity securities - short position	$4,556	$4,556	$—	$—
Derivative liabilities	2,373	44	2,329	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Money market funds	$25,282	$25,282	$—	$—
Equity securities - long position	151,994	151,994	—	—
Fixed income instruments - long position	255,610	—	245,974	9,636
Derivative assets	2,632	203	2,429	—

Liabilities
Derivative liabilities	$813	$2	$811	$—

CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of June 30, 2026	As of December 31, 2025
Net CIP assets included in the table above	$180,346	$434,705
Net CIP assets (liabilities) not included in the table above	15,293	12,515
Total Net CIP assets	195,639	447,220
Less: redeemable noncontrolling interests	86,071	304,263
Artisan’s direct equity investment in CIPs	$109,568	$142,957
Note 8. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of June 30, 2026, APAM held approximately 88% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the six months ended June 30, 2026, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2025	70,472,750	10,215,519	80,688,269	87%
Holdings Common Unit Exchanges (1)	167,614	(167,614)	—	—%
Issuance of APAM Restricted Shares	465,719	—	465,719	1%
Class B Unit Awards (1)	—	22,495	22,495	—%
Delivery of Shares Underlying RSUs and PSUs (1)	752	—	752	—%
Restricted Share Award Net Share Settlement (1)	(101,999)	—	(101,999)	—%
Forfeitures Related to Employee Terminations (1)	(8,403)	—	(8,403)	—%
Balance at June 30, 2026	70,996,433	10,070,400	81,066,833	88%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Six Months Ended June 30,
	2026	2025
Additional paid-in capital	$(327)	$(284)
Noncontrolling interests - Artisan Partners Holdings	322	288
Accumulated other comprehensive income (loss)	5	(4)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

Note 9. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of June 30, 2026 and December 31, 2025:

		Outstanding
	Authorized	As of June 30, 2026	As of December 31, 2025	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	70,996,433	70,472,750	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,152,924	1,137,929	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	8,917,476	9,077,590	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of June 30, 2026, Artisan’s employees held 4,925,479 restricted shares of Class A common stock and all 1,152,924 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and six months ended June 30, 2026 and 2025:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Quarterly	Class A Common	$0.77	$0.68	$1.78	$1.52
Special Annual	Class A Common	$—	$—	$0.57	$0.50
The following table summarizes APAM’s stock transactions for the six months ended June 30, 2026:

	Total Stock Outstanding	Class A Common Stock (1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2025	80,688,269	70,472,750	1,137,929	9,077,590
Holdings Common Unit Exchanges	—	167,614	(7,500)	(160,114)
Restricted Share Award Grants	465,719	465,719	—	—
Class B Unit Awards	22,495	—	22,495	—
Restricted Share Award Net Share Settlement	(101,999)	(101,999)	—	—
Delivery of Shares Underlying RSUs and PSUs	752	752	—	—
Employee/Partner Terminations	(8,403)	(8,403)	—	—
Balance at June 30, 2026	81,066,833	70,996,433	1,152,924	8,917,476

(1) There were 418,476 and 378,968 restricted stock units outstanding at June 30, 2026 and December 31, 2025, respectively. In addition, there were 152,207 performance share units outstanding at June 30, 2026 and December 31, 2025. All 152,207 performance share units outstanding as of June 30, 2026 have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Holdings Partnership Distributions to Limited Partners	$15,790	$15,854	$21,750	$22,232
Holdings Partnership Distributions to APAM	101,451	100,637	143,320	143,555
Total Holdings Partnership Distributions	$117,241	$116,491	$165,070	$165,787
Distributions to limited partners are recorded as a reduction to consolidated stockholders’ equity, while distributions to APAM are eliminated upon consolidation.
Note 10. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees
Artisan Funds	$180,634	$165,959	$357,698	$326,932
Artisan Global Funds	17,331	13,596	33,166	27,369
Separate accounts and other (1)	109,744	103,194	219,653	205,595
Performance fees
Separate accounts and other (1)	200	—	404	—
Total revenues (2)	$307,909	$282,749	$610,921	$559,896
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
The following table presents the balances of receivables related to contracts with customers:

Customer	As of June 30, 2026	As of December 31, 2025
Artisan Funds	$10,205	$9,752
Artisan Global Funds	8,465	7,973
Separate accounts and other	96,242	130,530
Total receivables from contracts with customers	114,912	148,255
Non-customer receivables	7,639	6,281
Accounts receivable	$122,551	$154,536

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
Certain customer arrangements include performance fees that are payable following the completion of an annual performance period. Under a very limited number of these arrangements, a portion of the performance fee paid by the customer is subject to recoupment if specified performance conditions are not maintained during the subsequent annual period. The Company recognizes revenue for the portion of the performance fee that is not subject to recoupment and defers recognition of the portion subject to recoupment until the uncertainty associated with the recoupment provision is resolved. The Company had $5.5 million and $0.0 million of contract liabilities associated with these arrangements as of June 30, 2026 and December 31, 2025, respectively, which are included in Accounts payable, accrued expenses and other within the Company's unaudited condensed consolidated statements of financial condition.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected. Non-customer receivables associated with redemptions of investments were $0.1 million and $5.6 million as of June 30, 2026 and December 31, 2025, respectively.
Note 11. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Salaries, incentive compensation and benefits (1)	$145,279	$136,533	$292,078	$270,512
Long-term cash incentive compensation expense	29,832	22,479	44,510	36,206
Restricted share-based award compensation expense	6,874	6,864	14,110	14,319
Long-term incentive compensation expense	36,706	29,343	58,620	50,525
Total compensation and benefits	$181,985	$165,876	$350,698	$321,037
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
Performance Share Units (PSUs). As of June 30, 2026 and December 31, 2025, all 152,207 unvested PSUs had met the required three-year performance conditions, but remain outstanding subject to meeting a qualifying retirement vesting condition.

For awards granted beginning in 2024, the pro rata five-year service vesting condition is waived for grantees that satisfy the qualified retirement requirements and an age-plus-service condition.
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,050,459 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) at June 30, 2026.
During the six months ended June 30, 2026, Artisan granted 465,719 restricted Class A shares and 6,804 restricted stock units.
The following tables summarize the Class A restricted share-based award activity for the six months ended June 30, 2026:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2026	$39.58	4,949,507
Granted	43.97	472,523
Forfeited	41.88	(8,403)
Vested	44.21	(366,679)
Unvested at June 30, 2026	$39.65	5,046,948
The unrecognized compensation expense for the unvested restricted Class A shares and restricted stock units as of June 30, 2026 was $51.2 million with a weighted average recognition period of 2.6 years remaining.
During the six months ended June 30, 2026, the Company withheld a total of 102,824 restricted shares and paid a total of $4.5 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the six months ended June 30, 2026, Artisan granted $50.6 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 12 or 18 months. As the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed. The liability is recorded within accrued long-term incentive compensation in the Company’s unaudited condensed consolidated statements of financial condition.
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

The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statement of Operations Section	Statement of Operations Line Item	2026	2025	2026	2025
Operating expenses (benefit)	Compensation and benefits	$16,777	$9,925	$16,779	$12,437
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	28,050	15,919	21,627	17,996
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	2,220	2,468	2,348	2,980
The unrecognized compensation expense for the unvested franchise capital awards as of June 30, 2026 was $141.7 million with a weighted average recognition period of 2.2 years remaining.
Note 12. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective tax rate was 21.0% and 20.6% for the six months ended June 30, 2026 and 2025, respectively. APAM’s effective income tax rate was equal to the U.S. federal statutory rate of 21% as the incremental impact to the rate from state and local taxes and limits on executive compensation was effectively offset by (i) a rate benefit attributable to the fact that, for the six months ended June 30, 2026, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes and (ii) a rate benefit from tax deductible dividends paid on unvested restricted share-based awards.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Current:
Federal	$11,846	$8,829	$17,824	$15,765
State and local	3,209	2,513	5,139	4,613
Foreign	179	193	368	348
Total	15,234	11,535	23,331	20,726
Deferred:
Federal	9,068	11,330	18,136	20,526
State and local	1,597	1,996	3,195	3,616
Total	10,665	13,326	21,331	24,142
Income tax expense (benefit)	$25,899	$24,861	$44,662	$44,868
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the six months ended June 30, 2026, is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2025	$308,015	$303,368
2026 Holdings Common Unit Exchanges	2,269	1,928
Amortization	(24,970)	—
Payments under TRAs	—	(30,322)
June 30, 2026	$285,314	$274,974
Net deferred tax assets comprise the following:

	As of June 30, 2026	As of December 31, 2025
Deferred tax assets:
Amortizable basis (1)	$285,314	$308,015
Other (2)	50,484	46,687
Total deferred tax assets	335,798	354,702
Less: valuation allowance (3)	—	—
Net deferred tax assets	$335,798	$354,702

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company’s gross liability for unrecognized tax benefits was $1.8 million as of June 30, 2026 and December 31, 2025.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $0.3 million as of June 30, 2026 and December 31, 2025, and is excluded from gross unrecognized tax benefit. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2026, U.S. federal income tax returns filed for the years 2022 through 2024 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2021 to 2024.
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
The computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Earnings Per Share	2026	2025	2026	2025
Numerator:
Net income attributable to APAM	$80,828	$67,555	$138,869	$128,694
Less: Allocation to participating securities	6,953	5,974	13,051	11,886
Net income available to common stockholders	$73,875	$61,581	$125,818	$116,808
Denominator:
Basic weighted average shares outstanding	66,355,850	65,645,108	66,241,557	65,509,947
Dilutive effect of nonparticipating share-based awards	—	—	—	—
Diluted weighted average shares outstanding	66,355,850	65,645,108	66,241,557	65,509,947
Earnings per share - Basic	$1.11	$0.94	$1.90	$1.78
Earnings per share - Diluted	$1.11	$0.94	$1.90	$1.78
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Anti-Dilutive Weighted Average Shares Outstanding	2026	2025	2026	2025
Holdings limited partnership units	10,064,323	10,235,519	10,098,500	10,254,947
Unvested restricted share-based awards	5,212,541	5,366,155	5,150,928	5,379,080
Total	15,276,864	15,601,674	15,249,428	15,634,027

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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or other payments to the limited partners. At June 30, 2026 and December 31, 2025, accounts receivable included $5.7 million and nil, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.49% to 1.05%. Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.55% to 1.50%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. Expense waivers and reimbursements are reflected as a reduction of management fees within the Consolidated Statements of Operations. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Funds	2026	2025	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$180,846	$166,265	$358,264	$327,758
Elimination of fees from consolidated investment products (1)	(14)	—	(14)	—
Consolidated investment advisory fees (Gross of expense reimbursements)	$180,832	$166,265	$358,250	$327,758

Expense reimbursements	266	306	620	826
Elimination of expense reimbursements from consolidated investment products (1)	(68)	—	(68)	—
Consolidated expense reimbursements	$198	$306	$552	$826
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Global Funds	2026	2025	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$17,524	$13,751	$33,542	$27,672
Elimination of fees from consolidated investment products (1)	(166)	(131)	(326)	(255)
Consolidated investment advisory fees (Gross of expense reimbursements)	$17,358	$13,620	$33,216	$27,417

Expense reimbursements	$142	$163	$259	$309
Elimination of expense reimbursements from consolidated investment products (1)	(115)	(139)	(209)	(261)
Consolidated expense reimbursements	$27	$24	$50	$48
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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Artisan Private Funds	2026	2025	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$5,655	$2,989	$11,123	$6,018
Elimination of fees from consolidated investment products (1)	—	(128)	—	(224)
Consolidated investment advisory fees (Gross of expense reimbursements)	$5,655	$2,861	$11,123	$5,794

Expense reimbursements	$42	$122	$84	$252
Elimination of expense reimbursements from consolidated investment products (1)	(14)	(62)	(27)	(114)
Consolidated expense reimbursements	$28	$60	$57	$138
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 16. Segment Information
Artisan operates as one segment in the investment management business. The Company’s Chief Operating Decision Maker (the “CODM”) is its Chief Executive Officer and President, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. The CODM uses consolidated Net Income attributable to Artisan Partners Asset Management Inc. as presented within the Consolidated Statements of Operations (“net income”), among other consolidated metrics, to evaluate segment performance. Based on net income, as well as the other metrics, the CODM considers whether to use profits to invest in growth initiatives or return cash to shareholders through dividends while assessing the level of resources available through review of “Total assets” as presented within the consolidated statements of financial condition. The CODM reviews significant segment expenses at a level consistent with that presented in the Consolidated Statements of Operations with the exception of Compensation and Benefits which is reviewed at a more disaggregated level as presented in the table below for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Salaries	$26,554	$25,441	$53,300	$50,924
Incentive compensation	101,092	96,523	203,213	189,933
Benefits and payroll taxes	17,633	14,569	35,565	29,655
Long-term incentive compensation (1)	19,929	19,418	41,841	38,088
Market valuation changes in compensation plans	16,777	9,925	16,779	12,437
Total compensation and benefits	$181,985	$165,876	$350,698	$321,037
(1) Long-term incentive compensation represents expense based on the grant date fair value of awards and therefore excludes market valuation changes on awards classified as liabilities.
Note 17. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective July 28, 2026, a distribution by Artisan Partners Holdings of $59.1 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective July 28, 2026, a quarterly dividend of $0.80 per share of Class A common stock. The APAM dividend is payable on August 31, 2026, to stockholders of record as of August 17, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Recent Highlights
We are a global multi-asset investment platform focused on providing a broad range of high-value added investment strategies in growing asset classes to sophisticated clients around the world. As of June 30, 2026, our 12 autonomous investment teams managed a total of 27 investment strategies across multiple asset classes and investment styles.
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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to many of our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of June 30, 2026, approximately 73% of our assets under management (AUM) were managed for clients and investors domiciled in the U.S. and 27% of our AUM were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included the following:
•During the three months ended June 30, 2026, our AUM increased to $183.4 billion, an increase of $10.4 billion, or 6%, compared to $173.0 billion at March 31, 2026, primarily due to $21.2 billion of market appreciation, partially offset by $10.5 billion of net client cash outflows.
•Average AUM for the three months ended June 30, 2026 was $181.9 billion, a decrease of 0.3% from the average of $182.4 billion for the three months ended March 31, 2026, and an increase of 9% from the average of $166.8 billion for the three months ended June 30, 2025.
•We earned $307.9 million in revenue for the three months ended June 30, 2026, an increase of 9% from revenues of $282.8 million for the three months ended June 30, 2025.
•Our GAAP operating margin was 27.5% for the three months ended June 30, 2026, compared to 28.2% for the three months ended June 30, 2025. Adjusted operating margin was 32.9% for the three months ended June 30, 2026, compared to 31.7% for the three months ended June 30, 2025.
•We generated $1.11 of earnings per basic and diluted share and $0.94 of adjusted EPS.
•We declared and distributed dividends of $0.77 per share of Class A common stock during the three months ended June 30, 2026.
•We declared, effective July 28, 2026, a quarterly dividend with respect to the three months ended June 30, 2026, of $0.80 per share of Class A common stock.
•Following the loss of two large institutional mandates in the U.S. Value team’s strategies and a comprehensive review of the long term prospects of the franchise, we determined the prudent decision was to wind down the team's business, which we expect to complete during the quarter ending September 30, 2026.

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
Limited partners of Holdings, some of whom are employees, held approximately 12% of the equity interests in Holdings as of June 30, 2026, which is reflected as noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the six months ended June 30, 2026, certain limited partners of Holdings exchanged 167,614 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 167,614 shares of Class A common stock. In connection with the exchanges, APAM received 167,614 GP units of Holdings increasing its ownership interest in Holdings.
APAM’s equity ownership interest in Holdings was 88% and 87% at June 30, 2026 and December 31, 2025, respectively.
Financial Overview
Economic Environment
Global market conditions can materially impact our financial performance. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM due to changes in the economic environment and financial markets will result in fluctuations in our revenue and earnings.
The following table presents the total returns of relevant market indices for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
S&P 500 Index	15.2%	10.9%	10.2%	6.2%
MSCI All Country World Index	14.9%	11.5%	11.2%	10.0%
MSCI EAFE Index	10.8%	11.8%	9.4%	19.4%
Russell® Midcap Index	13.8%	8.5%	15.3%	4.8%
MSCI Emerging Markets Index	24.1%	12.0%	23.8%	15.3%
ICE BofA US High Yield Index	2.5%	3.6%	1.9%	4.5%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025

	(unaudited; dollars in millions)
Assets under management at period end	$183,389		$175,545		$183,389		$175,545
Average assets under management (1)	$181,874		$166,774		$182,187		$166,782
Net client cash flows (2)	$(10,499)		$(1,863)		$(13,616)		$(4,703)
Total revenues	$307.9		$282.8		$610.9		$559.9
Weighted average fee (3)	67.9	bps	68.1	bps	67.7	bps	67.8	bps
Operating margin	27.5%		28.2%		29.3%		29.7%
Adjusted operating margin (4)	32.9%		31.7%		32.0%		31.9%
(1) We compute average AUM by averaging day-end AUM for the applicable period.
(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders as well as realizations, which represent the distribution of realized proceeds from the disposition of assets.

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

The table below sets forth changes in our total AUM:

	For the Three Months Ended June 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Beginning assets under management	$172,981	$162,390	$10,591	6.5%
Gross client cash inflows	8,797	6,233	2,564	41.1%
Gross client cash outflows	(19,296)	(8,096)	(11,200)	(138.3)%
Net client cash flows (1)	(10,499)	(1,863)	(8,636)	(463.6)%
Acquisitions (2)	—	—	—	N/M
Realizations (3)	(58)	—	(58)	N/M
Artisan Funds’ distributions not reinvested (4)	(231)	(194)	(37)	(19.1)%
Investment returns and other (5)	21,196	15,212	5,984	39.3%
Ending assets under management	$183,389	$175,545	$7,844	4.5%
Average assets under management	$181,874	$166,774	$15,100	9.1%

	For the Six Months Ended June 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Beginning assets under management	$179,928	$161,208	$18,720	11.6%
Gross client cash inflows	17,985	13,247	4,738	35.8%
Gross client cash outflows	(31,601)	(17,950)	(13,651)	(76.1)%
Net client cash flows (1)	(13,616)	(4,703)	(8,913)	(189.5)%
Acquisitions (2)	880	—	880	N/M
Realizations (3)	(58)	—	(58)	N/M
Artisan Funds’ distributions not reinvested (4)	(365)	(310)	(55)	(17.7)%
Investment returns and other (5)	16,620	19,350	(2,730)	(14.1)%
Ending assets under management	$183,389	$175,545	$7,844	4.5%
Average assets under management	$182,187	$166,782	$15,405	9.2%

(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders, as well as realizations.
(2) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(3) Represents the distribution of realized proceeds from the disposition of assets.
(4) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(5) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

Our credit and alternative asset classes generated combined net inflows of $1.0 billion in the second quarter of 2026, while our equity strategies experienced net outflows of $11.5 billion. Although our equity strategies experienced net outflows overall, approximately $9.2 billion were concentrated in the Growth and U.S. Value teams, including $2.8 billion from the Growth team’s strategies and $6.4 billion attributable to client account terminations within our U.S. Value strategies. Following the U.S. Value outflows, the Company began an orderly wind-down of the team’s strategies, which is expected to continue through the third quarter.
While net flows are inherently difficult to predict, if recent performance and market trends persist, we could continue to experience net inflows in our credit and alternative strategies and net outflows in our equity strategies during the remainder of 2026. Over the long term, we expect investment returns to be the primary driver of AUM growth, consistent with our historical experience.
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
The unaudited table on the following page sets forth the average annual total returns (gross of fees) for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of June 30, 2026. Returns for periods less than one year are not annualized.

								Average Annual Value-Added (3) Since Inception (bps)
	Composite Inception	Strategy AUM (1)	Average Annual Total Returns (Gross) (%) (2)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$13,441	11.23%	14.02%	5.37%	13.21%	11.14%	323
MSCI All Country World Index			23.67%	19.68%	10.98%	12.78%	7.91%
Global Discovery Strategy	9/1/2017	$1,885	18.04%	16.81%	6.24%	---	14.15%	486
MSCI All Country World Small Mid Cap Index			23.24%	16.58%	7.22%	---	9.29%
U.S. Mid-Cap Growth Strategy	4/1/1997	$10,359	21.83%	16.06%	3.97%	13.55%	14.51%	449
Russell® Midcap Index			21.63%	16.50%	8.49%	11.99%	10.67%
Russell® Midcap Growth Index			6.17%	15.59%	6.02%	13.04%	10.02%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,981	39.55%	16.74%	2.89%	13.91%	11.12%	261
Russell® 2000 Index			40.78%	18.58%	6.98%	11.62%	9.62%
Russell® 2000 Growth Index			38.74%	18.42%	5.56%	11.96%	8.51%
Franchise Strategy	10/1/2024	$1,112	6.18%	---	---	---	10.59%	(802)
MSCI All Country World Index			23.67%	---	---	---	18.61%
Global Equity Team
Global Equity Strategy	4/1/2010	$420	22.67%	27.67%	11.49%	15.50%	13.85%	352
MSCI All Country World Index			23.67%	19.68%	10.98%	12.78%	10.33%
Non-U.S. Growth Strategy	1/1/1996	$16,465	22.38%	22.62%	11.22%	11.46%	10.51%	463
MSCI EAFE Index			20.23%	16.42%	9.04%	9.65%	5.88%
U.S. Value Team
Value Equity Strategy	7/1/2005	$473	11.32%	13.87%	10.35%	12.58%	9.89%	95
Russell® 1000 Index			22.01%	20.44%	12.65%	15.29%	11.22%
Russell® 1000 Value Index			27.09%	17.76%	11.16%	11.51%	8.94%
U.S. Mid-Cap Value Strategy	4/1/1999	$1,298	8.58%	7.40%	5.00%	8.60%	11.46%	142
Russell® Midcap Index			21.63%	16.50%	8.49%	11.99%	10.06%
Russell® Midcap Value Index			26.62%	16.49%	9.47%	10.62%	10.04%
Value Income Strategy	3/1/2022	$8	14.36%	12.71%	---	---	7.76%	(713)
S&P 500 Index			22.33%	20.59%	---	---	14.89%
International Value Group
International Value Strategy	7/1/2002	$57,099	24.61%	17.59%	12.36%	12.64%	12.33%	519
MSCI EAFE Index			20.23%	16.42%	9.04%	9.65%	7.14%
International Explorer Strategy	11/1/2020	$1,230	21.86%	18.78%	10.76%	---	17.43%	590
MSCI All Country World Index Ex USA Small Cap			19.83%	16.40%	6.30%	---	11.53%
Global Special Situations Strategy	4/1/2025	$39	15.57%	---	---	---	14.65%	636
ICE BofA Global High Yield Index			5.43%	---	---	---	8.29%
Global Value Team
Global Value Strategy	7/1/2007	$38,967	25.16%	22.19%	13.47%	13.42%	10.48%	287
MSCI All Country World Index			23.67%	19.68%	10.98%	12.78%	7.61%
Select Equity Strategy	3/1/2020	$1,068	29.17%	22.97%	13.21%	---	16.60%	(98)
S&P 500 Index			22.33%	20.59%	13.40%	---	17.58%
Sustainable Emerging Markets (“SEM”) Team
Sustainable Emerging Markets Strategy	7/1/2006	$3,508	38.12%	23.63%	7.58%	11.69%	7.61%	86
MSCI Emerging Markets Index			43.51%	23.00%	7.19%	10.07%	6.75%
Credit Team
High Income Strategy	4/1/2014	$14,288	5.40%	9.74%	5.61%	7.55%	7.15%	221
ICE BofA US High Yield Index			5.74%	8.78%	4.13%	5.70%	4.94%
Credit Opportunities Strategy	7/1/2017	$417	8.32%	15.28%	11.48%	---	13.09%	1,037
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			4.07%	4.83%	3.60%	---	2.72%
Floating Rate Strategy	1/1/2022	$290	6.00%	8.64%	---	---	7.09%	91
S&P UBS Leveraged Loan Index			4.29%	7.57%	---	---	6.18%
Custom Credit Solutions (4)	7/1/2025	$1,515	---	---	---	---	---	---

Developing World Team
Developing World Strategy	7/1/2015	$3,292	(8.87)%	13.14%	(1.69)%	12.18%	10.59%	274
MSCI Emerging Markets Index			43.51%	23.00%	7.19%	10.07%	7.85%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,562	20.58%	25.33%	13.91%	---	19.92%	473
S&P 500 Index			22.33%	20.59%	13.40%	---	15.19%
Antero Peak Hedge Strategy	11/1/2017	$254	16.89%	22.45%	11.82%	---	14.86%	(12)
S&P 500 Index			22.33%	20.59%	13.40%	---	14.98%
International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$4,309	10.60%	9.67%	1.81%	---	10.96%	58
MSCI All Country World Index Ex USA Small Mid Cap			20.64%	17.08%	6.72%	---	10.38%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$1,825	12.43%	10.86%	---	---	11.07%	693
ICE BofA 3-month Treasury Bill Index			3.84%	4.63%	---	---	4.14%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$1,506	16.00%	13.27%	---	---	13.76%	669
J.P. Morgan EMB Hard Currency/Local Currency 50-50			8.59%	8.26%	---	---	7.07%
Emerging Markets Local Opportunities Strategy	8/1/2022	$1,941	13.99%	10.95%	---	---	12.55%	414
J.P. Morgan GBI-EM Global Diversified Index			7.85%	7.30%	---	---	8.41%
Grandview Property Partners (5)
Grandview Property Partners	---	$837	---	---	---	---	---	---

Total Assets Under Management		$183,389

(1) AUM includes $381.8 million in the aggregate for which Artisan Partners provides model portfolios to managed account sponsors (generally reported on a lag not exceeding one quarter).
(2) We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts, which represented approximately 19% of our assets under management at June 30, 2026, are maintained in separate composites, which are not presented in these materials). Returns for periods less than one year are not annualized.

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

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Grandview	Total
June 30, 2026		(unaudited; in millions)
Beginning AUM	$28,283	$15,849	$7,506	$51,743	$35,804	$2,781	$15,530	$3,145	$2,346	$4,332	$4,763	$899	$172,981
Gross client cash inflows	1,844	491	126	2,580	842	463	1,279	266	291	116	499	—	8,797
Gross client cash outflows	(4,630)	(1,077)	(6,483)	(3,193)	(1,431)	(227)	(591)	(681)	(318)	(520)	(145)	—	(19,296)
Net client cash flows (1)	(2,786)	(586)	(6,357)	(613)	(589)	236	688	(415)	(27)	(404)	354	—	(10,499)
Acquisitions (2)	—	—	—	—	—	—	—	—	—	—	—	—	—
Realizations (3)	—	—	—	—	—	—	—	—	—	—	—	(58)	(58)
Artisan Funds’ distributions not reinvested (4)	—	—	—	(115)	—	—	(110)	—	—	—	(6)	—	(231)
Investment returns and other (5)	4,281	1,622	630	7,353	4,820	491	402	562	497	381	161	(4)	21,196
Ending AUM	$29,778	$16,885	$1,779	$58,368	$40,035	$3,508	$16,510	$3,292	$2,816	$4,309	$5,272	$837	$183,389
Average AUM	$28,535	$17,231	$5,675	$56,112	$38,820	$3,316	$16,099	$3,303	$2,627	$4,249	$5,037	$870	$181,874
June 30, 2025
Beginning AUM	$34,669	$13,442	$7,540	$47,486	$30,256	$1,625	$12,434	$4,147	$2,121	$5,353	$3,317	$—	$162,390
Gross client cash inflows	770	220	65	2,297	886	202	1,027	196	147	110	313	—	6,233
Gross client cash outflows	(2,714)	(763)	(134)	(1,883)	(1,008)	(56)	(729)	(175)	(146)	(447)	(41)	—	(8,096)
Net client cash flows (1)	(1,944)	(543)	(69)	414	(122)	146	298	21	1	(337)	272	—	(1,863)
Artisan Funds’ distributions not reinvested (4)	—	—	—	(101)	—	—	(91)	—	—	—	(2)	—	(194)
Investment returns and other (5)	4,023	2,262	294	3,072	2,772	276	455	616	418	840	184	—	15,212
Ending AUM	$36,748	$15,161	$7,765	$50,871	$32,906	$2,047	$13,096	$4,784	$2,540	$5,856	$3,771	$—	$175,545
Average AUM	$34,785	$14,272	$7,372	$49,017	$31,191	$1,769	$12,559	$4,452	$2,261	$5,518	$3,578	$—	$166,774

(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders, as well as realizations.
(2) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(3) Represents the distribution of realized proceeds from the disposition of assets.
(4) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(5) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

	By Investment Team
Six Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Grandview	Total
June 30, 2026	(unaudited; in millions)
Beginning AUM	$31,259	$15,907	$7,880	$54,010	$37,264	$2,537	$15,051	$4,283	$2,446	$4,913	$4,378	$—	$179,928
Gross client cash inflows	3,728	1,040	307	4,714	2,162	865	2,651	524	652	305	1,037	—	17,985
Gross client cash outflows	(8,025)	(2,112)	(6,730)	(6,796)	(2,901)	(377)	(1,202)	(1,324)	(675)	(1,129)	(330)	—	(31,601)
Net client cash flows (1)	(4,297)	(1,072)	(6,423)	(2,082)	(739)	488	1,449	(800)	(23)	(824)	707	—	(13,616)
Acquisitions (2)	—	—	—	—	—	—	—	—	—	—	—	880	880
Realizations (3)	—	—	—	—	—	—	—	—	—	—	—	(58)	(58)
Artisan Funds’ distributions not reinvested (4)	—	—	—	(144)	—	—	(211)	—	—	—	(10)	—	(365)
Investment returns and other (5)	2,816	2,050	322	6,584	3,510	483	221	(191)	393	220	197	15	16,620
Ending AUM	$29,778	$16,885	$1,779	$58,368	$40,035	$3,508	$16,510	$3,292	$2,816	$4,309	$5,272	$837	$183,389
Average AUM (6)	$29,442	$16,988	$6,767	$55,570	$38,265	$3,076	$15,755	$3,599	$2,557	$4,452	$4,847	$880	$182,187
June 30, 2025
Beginning AUM	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$—	$161,208
Gross client cash inflows	2,055	401	130	5,205	1,493	291	2,050	414	244	264	700	—	13,247
Gross client cash outflows	(5,623)	(1,597)	(337)	(3,869)	(2,543)	(130)	(1,304)	(412)	(294)	(1,717)	(124)	—	(17,950)
Net client cash flows (1)	(3,568)	(1,196)	(207)	1,336	(1,050)	161	746	2	(50)	(1,453)	576	—	(4,703)
Artisan Funds’ distributions not reinvested (4)	—	—	—	(125)	—	—	(182)	—	—	—	(3)	—	(310)
Investment returns and other (5)	1,871	3,423	375	5,365	5,277	334	590	682	379	765	289	—	19,350
Ending AUM	$36,748	$15,161	$7,765	$50,871	$32,906	$2,047	$13,096	$4,784	$2,540	$5,856	$3,771	$—	$175,545
Average AUM	$36,731	$13,994	$7,535	$47,765	$30,793	$1,692	$12,406	$4,371	$2,261	$5,890	$3,344	$—	$166,782

(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders, as well as realizations.
(2) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(3) Represents the distribution of realized proceeds from the disposition of assets.
(4) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(5) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(6) For Grandview Property Partners, average assets under management is for the period beginning January 2, 2026, when the team was acquired.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, client type and distribution channel. As distribution channels have evolved to have more institutional-like decision-making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of June 30, 2026		As of June 30, 2025
	$ in Millions	% of Total	$ in Millions	% of Total
Distribution Channel (1)	(unaudited)		(unaudited)
Intermediated Wealth (2)	$113,151	61.7%	$105,702	60.2%
Institutional (2)	70,238	38.3%	69,843	39.8%
Ending Assets Under Management	$183,389	100.0%	$175,545	100.0%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
(2) In the first quarter of 2025, we combined our intermediary and retail distribution channels, renamed the intermediated wealth channel, and recategorized certain client AUM to better reflect how management considers and utilizes this information in the management of the business.

Our institutional channel includes AUM sourced from defined contribution plan clients, which made up approximately 7% of our total AUM as of June 30, 2026.

The following tables set forth the changes in our AUM by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2026	(unaudited; in millions)
Beginning assets under management	$84,459	$88,522	$172,981
Gross client cash inflows	5,831	2,966	8,797
Gross client cash outflows	(6,858)	(12,438)	(19,296)
Net client cash flows (2)	(1,027)	(9,472)	(10,499)
Acquisitions (3)	—	—	—
Realizations (4)	—	(58)	(58)
Artisan Funds’ distributions not reinvested (5)	(231)	—	(231)
Investment returns and other (6)	10,274	10,922	21,196
Net transfers (7)	(28)	28	—
Ending assets under management	$93,447	$89,942	$183,389
Average assets under management	$90,469	$91,405	$181,874
June 30, 2025
Beginning assets under management	$79,220	$83,170	$162,390
Gross client cash inflows	4,467	1,766	6,233
Gross client cash outflows	(4,648)	(3,448)	(8,096)
Net client cash flows (2)	(181)	(1,682)	(1,863)
Artisan Funds’ distributions not reinvested (5)	(194)	—	(194)
Investment returns and other (6)	6,781	8,431	15,212
Net transfers (7)	—	—	—
Ending assets under management	$85,626	$89,919	$175,545
Average assets under management	$81,406	$85,368	$166,774

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

(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders, as well as realizations.
(3) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(4) Represents the distribution of realized proceeds from the disposition of assets.
(5) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(6) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(7) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

Six Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
June 30, 2026	(unaudited; in millions)
Beginning assets under management	$87,875	$92,053	$179,928
Gross client cash inflows	12,184	5,801	17,985
Gross client cash outflows	(14,282)	(17,319)	(31,601)
Net client cash flows (2)	(2,098)	(11,518)	(13,616)
Acquisitions (3)	—	880	880
Realizations (4)	—	(58)	(58)
Artisan Funds’ distributions not reinvested (5)	(365)	—	(365)
Investment returns and other (6)	8,063	8,557	16,620
Net transfers (7)	(28)	28	—
Ending assets under management	$93,447	$89,942	$183,389
Average assets under management	$89,853	$92,334	$182,187
June 30, 2025
Beginning assets under management	$77,614	$83,594	$161,208
Gross client cash inflows	9,486	3,761	13,247
Gross client cash outflows	(10,236)	(7,714)	(17,950)
Net client cash flows (2)	(750)	(3,953)	(4,703)
Artisan Funds’ distributions not reinvested (5)	(310)	—	(310)
Investment returns and other (6)	9,099	10,251	19,350
Net transfers (7)	(27)	27	—
Ending assets under management	$85,626	$89,919	$175,545
Average assets under management	$80,938	$85,844	$166,782

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

(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders, as well as realizations.
(3) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(4) Represents the distribution of realized proceeds from the disposition of assets.
(5) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(6) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(7) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

The following tables set forth our AUM by asset class:

Three Months Ended	Equity (1)	Credit (1)	Alternative (1)	Total
June 30, 2026	(unaudited; in millions)
Beginning assets under management	$149,407	$18,398	$5,176	$172,981
Gross client cash inflows	6,729	1,328	740	8,797
Gross client cash outflows	(18,242)	(631)	(423)	(19,296)
Net client cash flows (2)	(11,513)	697	317	(10,499)
Acquisitions (3)	—	—	—	—
Realizations (4)	—	—	(58)	(58)
Artisan Funds’ distributions not reinvested (5)	(115)	(111)	(5)	(231)
Investment returns and other (6)	20,136	556	504	21,196
Ending assets under management	$157,915	$19,540	$5,934	$183,389
Average assets under management	$157,205	$19,040	$5,629	$181,874
June 30, 2025
Beginning assets under management	$144,401	$14,586	$3,403	$162,390
Gross client cash inflows	4,726	1,221	286	6,233
Gross client cash outflows	(7,058)	(755)	(283)	(8,096)
Net client cash flows (2)	(2,332)	466	3	(1,863)
Artisan Funds’ distributions not reinvested (5)	(101)	(92)	(1)	(194)
Investment returns and other (6)	14,149	623	440	15,212
Ending assets under management	$156,117	$15,583	$3,845	$175,545
Average assets under management	$148,244	$14,908	$3,622	$166,774

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

(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders, as well as realizations.
(3) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(4) Realizations represents the distribution of realized proceeds from the disposition of assets.
(5) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(6) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

Six Months Ended	Equity (1)	Credit (1)	Alternative (1)	Total
June 30, 2026	(unaudited; in millions)
Beginning assets under management	$158,018	$17,877	$4,033	$179,928
Gross client cash inflows	13,644	2,827	1,514	17,985
Gross client cash outflows	(29,394)	(1,311)	(896)	(31,601)
Net client cash flows (2)	(15,750)	1,516	618	(13,616)
Acquisitions (3)	—	—	880	880
Realizations (4)	—	—	(58)	(58)
Artisan Funds’ distributions not reinvested (5)	(144)	(213)	(8)	(365)
Investment returns and other (6)	15,791	360	469	16,620
Ending assets under management	$157,915	$19,540	$5,934	$183,389
Average assets under management	$158,122	$18,684	$5,381	$182,187
June 30, 2025
Beginning assets under management	$143,969	$13,877	$3,362	$161,208
Gross client cash inflows	10,226	2,432	589	13,247
Gross client cash outflows	(16,044)	(1,383)	(523)	(17,950)
Net client cash flows (2)	(5,818)	1,049	66	(4,703)
Artisan Funds’ distributions not reinvested (5)	(125)	(183)	(2)	(310)
Investment returns and other (6)	18,091	840	419	19,350
Ending assets under management	$156,117	$15,583	$3,845	$175,545
Average assets under management	$148,618	$14,590	$3,574	$166,782

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

(2) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders, as well as realizations.
(3) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.
(4) Realizations represents the distribution of realized proceeds from the disposition of assets.
(5) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(6) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

Results of Operations
Three months ended June 30, 2026, compared to three months ended June 30, 2025

	For the Three Months Ended June 30,		For the Period-to-Period
	2026	2025	$	%

Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues
Management fees	$307.7	$282.8	$24.9	9%
Performance fees	0.2	—	0.2	—%
Total revenues	307.9	282.8	25.1	9%
Operating Expenses
Total compensation and benefits	182.0	165.8	16.2	10%
Other operating expenses	41.3	37.2	4.1	11%
Total operating expenses	223.3	203.0	20.3	10%
Total operating income	84.6	79.8	4.8	6%
Non-operating income (expense)
Interest expense	(2.2)	(2.1)	(0.1)	(5)%
Other non-operating income (expense)	44.3	43.2	1.1	3%
Total non-operating income (expense)	42.1	41.1	1.0	2%
Income before income taxes	126.7	120.9	5.8	5%
Provision for income taxes	25.9	24.9	1.0	4%
Net income before noncontrolling interests	100.8	96.0	4.8	5%
Less: Noncontrolling interests - Artisan Partners Holdings	15.1	13.4	1.7	13%
Less: Noncontrolling interests - consolidated investment products	4.8	15.0	(10.2)	(68)%
Net income attributable to Artisan Partners Asset Management Inc.	$80.9	$67.6	$13.3	20%
Share Data
Basic earnings per share	$1.11	$0.94
Diluted earnings per share	$1.11	$0.94
Basic weighted average number of common shares outstanding	66,355,850	65,645,108
Diluted weighted average number of common shares outstanding	66,355,850	65,645,108
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 4% of our $183.4 billion of AUM as of June 30, 2026 are subject to performance fee billing arrangements, of which substantially all performance fees are recognized in the fourth quarter.

The increase in revenues of $25.1 million, or 9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was driven primarily by a $15.1 billion, or 9% increase in our average AUM.

The weighted average fee rate, inclusive of performance fees, was 67.9 basis points for the three months ended June 30, 2026, compared to 68.1 basis points for the three months ended June 30, 2025.

The following table sets forth investment advisory fees and the weighted average fee by investment vehicle. The weighted average fee rate for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended June 30,	2026	2025	2026	2025

	(unaudited; dollars in millions)
Investment advisory fees	$109.9	$103.2	$198.0	$179.6
Weighted average fee (2)	48.2 bps	48.6 bps	87.9 bps	88.6 bps
Percentage of ending AUM	49%	51%	51%	49%
(1) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds.
(2) We compute our weighted average fee by dividing annualized investment advisory fees, inclusive of performance fees, by average AUM for the applicable period.
Operating Expenses
Compensation and Benefits

	For the Three Months Ended June 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$145.3	$136.5	$8.8	6%
Long-term incentive compensation awards	36.7	29.3	7.4	25%
Total compensation and benefits	$182.0	$165.8	$16.2	10%
(1) Excluding long-term incentive compensation awards
The increase in total compensation and benefits was primarily due to a $7.4 million increase in long-term incentive compensation largely driven by market valuation changes, a $4.5 million increase in incentive compensation primarily attributable to higher revenues and a $3.0 million increase in employee separation related costs including those associated with the wind down of the U.S. Value Team.
Total compensation and benefits was 59% of our revenues for the three months ended June 30, 2026 and 2025.
Other operating expenses
Other operating expenses increased $4.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase in general and administrative costs, most notably increases in professional fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended June 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Net investment gain (loss) of consolidated investment products	$12.7	$22.7	$(10.0)	(44)%
Net investment gain (loss) on nonconsolidated seed investments	1.4	2.7	(1.3)	(48)%
Net investment gain (loss) on nonconsolidated franchise capital investments	28.1	15.9	12.2	77%
Total net investment gain (loss)	$42.2	$41.3	$0.9	2%
Interest expense	(2.2)	(2.1)	(0.1)	(5)%
Interest income on cash and cash equivalents and other	2.3	1.9	0.4	21%
Change in fair value of contingent consideration	(0.2)	—	(0.2)	—%
Total non-operating income (expense)	$42.1	$41.1	$1.0	2%
Total net investment gain increased $0.9 million in aggregate for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to market conditions partially offset by a lower average invested balance during the 2026 period.
Artisan's share of the $42.2 million total investment gains for the three months ended June 30, 2026 was comprised of $30.3 million of gains on investments to hedge compensation plans and $7.0 million of gains on seed investments. $4.9 million of the total investment gains for the three months ended June 30, 2026 were attributable to noncontrolling interests.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended June 30, 2026 and 2025 was 20.4% and 20.6%, respectively. APAM’s effective income tax rate was less than the U.S. federal statutory rate of 21% as (i) the rate benefit attributable to the fact that, for the three months ended June 30, 2026, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes and (ii) the rate benefit from tax deductible dividends paid on unvested restricted share-based awards, which was partially offset by the incremental impact to the rate from state and local taxes and limits on executive compensation. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as a result of equity award grants. See Note 13, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

Six months ended June 30, 2026, compared to six months ended June 30, 2025

	For the Six Months Ended June 30,		Period-to-Period
	2026	2025	$	%

Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues
Management fees	$610.5	$559.9	$50.6	9%
Performance fees	0.4	—	0.4	—%
Total revenues	610.9	559.9	51.0	9%
Operating Expenses
Total compensation and benefits	350.7	321.0	29.7	9%
Other operating expenses	81.4	72.6	8.8	12%
Total operating expenses	432.1	393.6	38.5	10%
Total operating income	178.8	166.3	12.5	8%
Non-operating income (expense)
Interest expense	(4.3)	(4.2)	(0.1)	(2)%
Other non-operating income (expense)	38.6	56.1	(17.5)	(31)%
Total non-operating income (expense)	34.3	51.9	(17.6)	(34)%
Income before income taxes	213.1	218.2	(5.1)	(2)%
Provision for income taxes	44.7	44.9	(0.2)	—%
Net income before noncontrolling interests	168.4	173.3	(4.9)	(3)%
Less: Noncontrolling interests - Artisan Partners Holdings	26.2	25.3	0.9	4%
Less: Noncontrolling interests - consolidated investment products	3.3	19.3	(16.0)	(83)%
Net income attributable to Artisan Partners Asset Management Inc.	$138.9	$128.7	$10.2	8%
Share Data
Basic earnings per share	$1.90	$1.78
Diluted earnings per share	$1.90	$1.78
Basic weighted average number of common shares outstanding	66,241,557	65,509,947
Diluted weighted average number of common shares outstanding	66,241,557	65,509,947
Investment Advisory Revenues
The increase in revenues of $51.0 million, or 9%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was driven primarily by a $15.4 billion, or 9%, increase in our average AUM.
The weighted average fee rate, inclusive of performance fees, was 67.7 basis points for the six months ended June 30, 2026, compared to 67.8 basis points for the six months ended June 30, 2025.

The following table sets forth the investment advisory fees and the weighted average fee earned by investment vehicles. The weighted average fee rate for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Six Months Ended June 30,	2026	2025	2026	2025

	(unaudited; dollars in millions)
Investment advisory fees	$220.0	$205.6	$390.9	$354.3
Weighted average fee (2)	48.1 bps	48.4 bps	87.8 bps	88.4 bps
Percentage of ending AUM	49%	51%	51%	49%
(1) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds.
(2) We compute our weighted average fee by dividing annualized investment advisory fees, inclusive of performance fees, by average AUM for the applicable period.
Operating Expenses
Compensation and Benefits

	For the Six Months Ended June 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$292.1	$270.5	$21.6	8%
Long-term incentive compensation awards	58.6	50.5	8.1	16%
Total compensation and benefits	$350.7	$321.0	$29.7	9%
(1) Excluding long-term incentive compensation awards
The increase in total compensation and benefits was primarily driven by a $13.3 million increase in incentive compensation largely driven by higher revenue, an $8.1 million increase in long-term incentive compensation including $4.3 million driven by market valuation changes, and a $3.6 million increase in employee separation related costs including those associated with the wind down of the U.S. Value Team.

Total compensation and benefits was 57% of our revenues for the six months ended June 30, 2026, and 2025.
Other operating expenses
Other operating expenses increased $8.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase in general and administrative costs, most notably increases in professional fees.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Six Months Ended June 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Net investment gain (loss) of consolidated investment products	$10.2	$29.8	$(19.6)	(66)%
Net investment gain (loss) on nonconsolidated seed investments	2.7	4.4	(1.7)	(39)%
Net investment gain (loss) on nonconsolidated franchise capital investments	21.7	18.0	3.7	21%
Total net investment gain (loss)	$34.6	$52.2	$(17.6)	(34)%
Interest expense	(4.3)	(4.2)	(0.1)	(2)%
Interest income on cash and cash equivalents and other	4.2	3.9	0.3	8%
Change in fair value of contingent consideration	(0.2)	—	(0.2)	—%
Total non-operating income (expense)	$34.3	$51.9	$(17.6)	(34)%
Total net investment gain decreased $17.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower average invested balances during the 2026 period.
Artisan's share of the $34.6 million total investment gains for the six months ended June 30, 2026, was comprised of $24.0 million of gains on investments to hedge compensation plans and $7.2 million of gains on seed investments. $3.4 million of the total investment gains for the six months ended June 30, 2026, were attributable to noncontrolling interests.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 21.0% and 20.6% for the six months ended June 30, 2026 and 2025, respectively.
Several factors contribute to APAM's effective income tax rate. For the six months ended June 30, 2026, the incremental impact of state and local taxes and limits on executive compensation was effectively offset by (i) a rate benefit attributable to the fact that approximately 14% of Artisan Partners Holdings' full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes and (ii) a rate benefit from tax deductible dividends paid on unvested restricted share-based awards. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as a result of Holdings’ unit exchanges and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

Supplemental Non-GAAP Financial Information
Our management uses non-GAAP measures (referred to as “adjusted” measures) of net income to evaluate the profitability and efficiency of the underlying operations of our business and as a factor when considering net income available for distributions and dividends. These adjusted measures remove the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, (4) change in fair value of contingent consideration, (5) non-recurring expenses (if any) and (6) adjustments to deferred taxes as a result of the enactment of tax laws (if any). These adjusted measures also remove the non-operational complexities of our structure by adding back noncontrolling interests and assuming all income of Artisan Partners Holdings is allocated to APAM. Management believes these non-GAAP measures provide more meaningful information to analyze our profitability and efficiency between periods and over time. We have included these non-GAAP measures to provide investors with the same financial metrics used by management to manage the Company.
Non-GAAP measures should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures. Our non-GAAP measures are as follows:
•Adjusted net income represents net income excluding the impact of (1) net gain (loss) on the tax receivable agreements (if any), (2) compensation expense (reversal) related to market valuation changes in compensation plans, (3) net investment gain (loss) of investment products, (4) change in fair value of contingent consideration, (5) non-recurring expenses (if any) and (6) adjustments to deferred taxes as a result of the enactment of tax laws (if any). Adjusted net income also reflects income taxes assuming the vesting of all unvested Class A share-based awards and as if all outstanding limited partnership units of Artisan Partners Holdings had been exchanged for Class A common stock of APAM on a one-for-one basis. Assuming full vesting and exchange, all income of Artisan Partners Holdings is treated as if it were allocated to APAM, and the adjusted provision for income taxes represents an estimate of income tax expense at an effective rate reflecting APAM’s current federal, state and local income statutory tax rates. The adjusted tax rate was 24.7% for all periods presented.
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
Change in fair value of contingent consideration represents the income (expense) associated with the change in fair value of acquisition-related contingent consideration.
Non-recurring expenses (if any) represents non-recurring professional fees that are not reflective of core operations.
Adjustments to income tax expense as a result of the enactment of tax laws (if any) relates to the remeasurement of deferred tax assets upon enactment.

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Reconciliation of non-GAAP financial measures:	(unaudited; in millions, except per share data)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$80.9	$67.6	$138.9	$128.7
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	15.1	13.4	26.2	25.3
Add back: Provision for income taxes	25.9	24.9	44.7	44.9
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	16.8	9.8	16.8	12.3
Add back: Change in fair value of contingent consideration	0.2	—	0.2	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(37.3)	(26.1)	(31.2)	(32.6)
Less: Adjusted provision for income taxes	25.1	22.1	48.3	44.1
Adjusted net income (Non-GAAP)	$76.5	$67.5	$147.3	$134.5

Average shares outstanding
Class A common shares	66.4	65.6	66.2	65.5
Assumed vesting or exchange of:
Unvested Class A restricted share-based awards	5.2	5.4	5.2	5.4
Artisan Partners Holdings units outstanding (noncontrolling interests)	10.1	10.2	10.1	10.3
Adjusted shares	81.7	81.2	81.5	81.2

Basic earnings per share (GAAP)	$1.11	$0.94	$1.90	$1.78
Diluted earnings per share (GAAP)	$1.11	$0.94	$1.90	$1.78
Adjusted net income per adjusted share (Non-GAAP)	$0.94	$0.83	$1.81	$1.66

Operating income (GAAP)	$84.6	$79.8	$178.8	$166.3
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	16.8	9.8	16.8	12.3
Adjusted operating income (Non-GAAP)	$101.4	$89.6	$195.6	$178.6

Operating margin (GAAP)	27.5%	28.2%	29.3%	29.7%
Adjusted operating margin (Non-GAAP)	32.9%	31.7%	32.0%	31.9%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$80.9	$67.6	$138.9	$128.7
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings	15.1	13.4	26.2	25.3
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	16.8	9.8	16.8	12.3
Add back: Change in fair value of contingent consideration	0.2	—	0.2	—
Add back: Net investment (gain) loss of investment products attributable to APAM	(37.3)	(26.1)	(31.2)	(32.6)
Add back: Interest expense	2.2	2.1	4.3	4.2
Add back: Provision for income taxes	25.9	24.9	44.7	44.9
Add back: Depreciation and amortization	2.2	2.5	4.5	5.0
Adjusted EBITDA (Non-GAAP)	$106.0	$94.2	$204.4	$187.8

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(unaudited; in millions)
Cash and cash equivalents	$334.5	$214.4
Accounts receivable	122.6	154.5
Seed investments (1)	96.2	151.6
Undrawn commitment on revolving credit facility	100.0	100.0
(1) Seed investments include Artisan’s direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $259.6 million and $219.4 million of hedge investments made related to long-term incentive compensation plans as of June 30, 2026 and December 31, 2025, respectively.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $312.2 million of our cash and cash equivalents balance was invested in money market funds as of June 30, 2026.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of June 30, 2026, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of June 30, 2026, the balance of all seed investments, including investments in consolidated investment products, was $96.2 million. The seed investments are generally redeemable at our discretion, though subject to certain monthly or quarterly timing restrictions for certain Artisan Private Funds. We monitor for opportunities to redeem our seed investments as sufficient scale in each investment strategy, vehicle and class, as applicable, is achieved.
During the six months ended June 30, 2026, we made investments of $50.6 million related to funded long-term incentive compensation plans. As of June 30, 2026, the value of investments held in connection with funded long-term incentive compensation plans was $259.6 million.
Pursuant to the terms of the Grandview Property Partners acquisition agreement, we agreed to make up to $50 million of capital commitments across Grandview’s next two flagship funds.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
We have $190 million in unsecured notes outstanding and a $100 million revolving credit facility with a five-year term ending in August 2027. The notes are comprised of three series, Series E, Series F and Series G, each with a balloon payment at maturity. The $100 million revolving credit facility was unused as of and for the six months ended June 30, 2026.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of June 30, 2026.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and six months ended June 30, 2026 and 2025, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$15.8	$15.8	$21.8	$22.2
Holdings Partnership Distributions to APAM	101.4	100.7	143.3	143.6
Total Holdings Partnership Distributions	$117.2	$116.5	$165.1	$165.8
On July 28, 2026, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $59.1 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three and six months ended June 30, 2026 and 2025:

Type of Dividend	Class of Stock	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Quarterly	Class A Common	$0.77	$0.68	$1.78	$1.52
Special Annual	Class A Common	$—	$—	$0.57	$0.50
Our board of directors declared, effective July 28, 2026, a variable quarterly dividend of $0.80 per share of Class A common stock with respect to the June quarter of 2026, payable on August 31, 2026 to stockholders of record as of the close of business on August 17, 2026. The variable quarterly dividend represents approximately 80% of the cash generated in the June quarter of 2026 and a pro-rata portion of 2026 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $275.0 million liability as of June 30, 2026. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. In fiscal 2026, we expect to make TRA payments totaling approximately $40.4 million, $30.3 million of which was paid during the quarter ended June 30, 2026.
Cash Flows

	For the Six Months Ended June 30,
	2026	2025

	(unaudited; in millions)
Cash and cash equivalents as of January 1	$255.5	$268.2
Net cash provided by operating activities	297.6	208.8
Net cash provided by (used in) investing activities	22.8	(5.5)
Net cash used in financing activities	(195.6)	(122.9)
Net cash impact of deconsolidation of consolidated investment products	(29.7)	(37.0)
Cash and cash equivalents as of June 30	$350.6	$311.6
Net cash provided by operating activities increased $88.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to changes in working capital of $46.8 million and a $12.5 million increase in operating income. Additionally, there was a $32.1 million increase in net sale activity within our consolidated investment products.
Investing activities consist of the purchase and sale of investment securities, the acquisition of property and equipment, leasehold improvements, and cash paid for business acquisitions. Net cash provided by investing activities increased $28.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a $51.6 million increase in cash provided by the purchase and sale activity within seed investments during the six months ended June 30, 2026. This was offset by $22.5 million of cash paid in connection with the acquisition of Grandview in the current year.
Financing activities consist primarily of dividend payments to holders of our Class A common stock, partnership distributions to noncontrolling interests, contributions to and distributions from consolidated investment products, and payments owed under the tax receivable agreements. Net cash used in financing activities increased $72.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Dividend and distribution payments increased by $24.2 million and investment subscriptions into consolidated investment products decreased by $51.8 million. These were slightly offset by a $4.5 million decrease in taxes paid related to employee net share settlements.
During each of the six months ended June 30, 2026 and June 30, 2025, the Company determined that it no longer had a controlling financial interest in investment products that were previously consolidated and therefore deconsolidated those products. The deconsolidation resulted in a decrease in cash and cash equivalents of $29.7 million and $37.0 million during the six months ended June 30, 2026 and 2025, respectively.
Certain Contractual Obligations
As of June 30, 2026, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026.
As previously discussed in this report, the TRA liability decreased from $303.4 million at December 31, 2025 to $275.0 million at June 30, 2026. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. In fiscal 2026, we expect to make TRA payments totaling approximately $40.4 million, $30.3 million of which was paid during the quarter ended June 30, 2026.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 9, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such instances during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025; (ii) the Unaudited Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the six months ended June 30, 2026 and 2025; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2026 and 2025; (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 and (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the six months ended June 30, 2026 and 2025.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: July 31, 2026

By:	/s/ Jason A. Gottlieb
Jason A. Gottlieb Chief Executive Officer and President (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ Ryan G. Von Hoff
Ryan G. Von Hoff Vice President, Chief Accounting Officer and Assistant Treasurer (principal accounting officer)