Form 10-Q
period 2026-09-30
Artisan Partners Asset Management Inc.
filed 2026-10-29
CIK 1517302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, Class B common stock, par value $0.01 per share, and Class C common stock, par value $0.01 per share, as of October 26, 2026 were 71,019,106, 1,137,160 and 8,917,476, respectively.

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

Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Condensed Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except per share amounts)

	September 30, 2026	December 31, 2025

ASSETS
Cash and cash equivalents	$352,415	$214,446
Accounts receivable	132,806	154,536
Investment securities	253,324	228,044
Property and equipment, net	30,331	33,020
Deferred tax assets	330,826	354,702
Prepaid expenses and other assets	30,402	25,291
Operating lease assets	109,070	105,278
Goodwill	40,339	—
Other intangible assets, net	7,505	—
Assets of consolidated investment products
Cash and cash equivalents	25,631	41,060
Accounts receivable and other	20,696	10,679
Investment assets, at fair value	182,245	410,236
Total assets	$1,515,590	$1,577,292

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$43,495	$32,452
Accrued short-term incentive compensation	124,412	28,854
Accrued long-term incentive compensation	131,234	105,423
Contingent consideration	25,940	—
Operating lease liabilities	123,765	120,881
Borrowings	189,285	189,140
Amounts payable under tax receivable agreements	265,105	303,368
Liabilities of consolidated investment products
Accounts payable, accrued expenses and other	19,211	13,942
Investment liabilities, at fair value	7,413	813
Total liabilities	$929,860	$794,873
Commitments and contingencies
Redeemable noncontrolling interests	100,440	304,263
Common stock
Class A common stock ($0.01 par value per share, 500,000,000 shares authorized, 71,019,106 and 70,472,750 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	710	705
Class B common stock ($0.01 par value per share, 200,000,000 shares authorized, 1,137,160 and 1,137,929 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	12	11
Class C common stock ($0.01 par value per share, 400,000,000 shares authorized, 8,917,476 and 9,077,590 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	89	91
Additional paid-in capital	251,661	236,327
Retained earnings	192,785	203,386
Accumulated other comprehensive income (loss)	(1,876)	(1,689)
Total Artisan Partners Asset Management Inc. stockholders’ equity	443,381	438,831
Noncontrolling interests - Artisan Partners Holdings	41,909	39,325
Total stockholders’ equity	$485,290	$478,156
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,515,590	$1,577,292

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Operations
(U.S. dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Management fees	$312,483	$301,266	$923,000	$861,162
Performance fees	35	21	439	21
Total revenues	312,518	301,287	923,439	861,183
Operating Expenses
Compensation and benefits	162,200	163,242	512,898	484,279
Distribution, servicing and marketing	7,801	7,519	22,995	20,681
Occupancy	7,054	7,403	21,149	22,089
Communication and technology	14,333	12,720	42,150	39,187
General and administrative	11,110	8,584	34,917	26,821
Amortization of intangible assets	240	—	720	—
Total operating expenses	202,738	199,468	634,829	593,057
Total operating income	109,780	101,819	288,610	268,126
Non-operating income (expense)
Interest expense	(2,220)	(2,218)	(6,528)	(6,451)
Interest income on cash and cash equivalents and other	3,057	2,628	7,309	6,547
Gain (loss) on non-operating liabilities	1,124	557	894	557
Net investment gain (loss) of consolidated investment products	359	8,738	10,560	38,506
Net investment gain (loss) of nonconsolidated investment products	(3,725)	11,922	20,637	34,352
Total non-operating income (expense)	(1,405)	21,627	32,872	73,511
Income before income taxes	108,375	123,446	321,482	341,637
Provision for income taxes	19,689	36,973	64,351	81,841
Net income before noncontrolling interests	88,686	86,473	257,131	259,796
Less: Net income attributable to noncontrolling interests - Artisan Partners Holdings	13,303	14,948	39,575	40,290
Less: Net income (loss) attributable to noncontrolling interests - consolidated investment products	187	4,695	3,491	23,982
Net income attributable to Artisan Partners Asset Management Inc.	$75,196	$66,830	$214,065	$195,524

Basic earnings per share	$1.04	$0.93	$2.96	$2.73
Diluted earnings per share	$1.04	$0.93	$2.96	$2.73
Basic weighted average number of common shares outstanding	66,380,225	65,666,782	66,288,288	65,562,800
Diluted weighted average number of common shares outstanding	66,380,225	65,666,782	66,288,288	65,562,800
Dividends declared per Class A common share	$0.80	$0.73	$3.15	$2.75

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income before noncontrolling interests	$88,686	$86,473	$257,131	$259,796
Other comprehensive income (loss)
Foreign currency translation gain (loss)	14	(301)	(225)	1,210
Total other comprehensive income (loss)	14	(301)	(225)	1,210
Comprehensive income	88,700	86,172	256,906	261,006
Comprehensive income attributable to noncontrolling interests - Artisan Partners Holdings	13,303	14,908	39,542	40,442
Comprehensive income (loss) attributable to noncontrolling interests - consolidated investment products	187	4,695	3,491	23,982
Comprehensive income attributable to Artisan Partners Asset Management Inc.	$75,210	$66,569	$213,873	$196,582

The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(U.S. dollars in thousands)

Three months ended September 30, 2026	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2026	$710	$12	$89	$246,307	$174,815	$(1,890)	$45,262	$465,305	$86,071
Net income	—	—	—	—	75,196	—	13,303	88,499	187
Other comprehensive income - foreign currency translation	—	—	—	—	—	14	—	14	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(589)	—	—	589	—	—
Amortization of equity-based compensation	—	—	—	5,877	—	—	811	6,688	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	66	—	—	—	66	—
Capital contributions, net	—	—	—	—	—	—	—	—	14,182
Distributions	—	—	—	—	—	—	(18,029)	(18,029)	—
Dividends	—	—	—	—	(57,226)	—	(27)	(57,253)	—
Balance at September 30, 2026	$710	$12	$89	$251,661	$192,785	$(1,876)	$41,909	$485,290	$100,440

Three months ended September 30, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at July 1, 2025	$705	$12	$90	$226,526	$155,933	$(1,447)	$37,258	$419,077	$185,201
Net income	—	—	—	—	66,830	—	14,948	81,778	4,695
Other comprehensive income - foreign currency translation	—	—	—	—	—	(261)	(40)	(301)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(564)	—	—	564	—	—
Amortization of equity-based compensation	—	—	—	6,014	—	—	847	6,861	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	4	—	—	—	4	—
Capital contributions, net	—	—	—	—	—	—	—	—	66,298
Distributions	—	—	—	—	—	—	(14,735)	(14,735)	—
Dividends	—	—	—	—	(51,786)	—	(25)	(51,811)	—
Balance at September 30, 2025	$705	$12	$90	$231,980	$170,977	$(1,708)	$38,817	$440,873	$256,194
The accompanying notes are an integral part of the consolidated financial statements.

Nine months ended September 30, 2026	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2026	$705	$11	$91	$236,327	$203,386	$(1,689)	$39,325	$478,156	$304,263
Net income	—	—	—	—	214,065	—	39,575	253,640	3,491
Other comprehensive income - foreign currency translation	—	—	—	—	—	(192)	(33)	(225)	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(916)	—	5	911	—	—
Amortization of equity-based compensation	—	—	—	19,492	—	—	2,562	22,054	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	565	—	—	—	565	—
Issuance of restricted stock awards	5	—	—	(5)	—	—	—	—	—
Employee net share settlement	(1)	—	—	(3,802)	—	—	(546)	(4,349)	—
Exchange of subsidiary equity	1	1	(2)	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	42,787
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(253,932)
Impact of consolidation of CIPs	—	—	—	—	—	—	—	—	3,831
Distributions	—	—	—	—	—	—	(39,779)	(39,779)	—
Dividends	—	—	—	—	(224,666)	—	(106)	(224,772)	—
Balance at September 30, 2026	$710	$12	$89	$251,661	$192,785	$(1,876)	$41,909	$485,290	$100,440

Nine months ended September 30, 2025	Class A Common Stock	Class B Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Artisan Partners Holdings	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2025	$701	$16	$87	$220,838	$170,044	$(2,762)	$33,078	$422,002	$327,917
Net income	—	—	—	—	195,524	—	40,290	235,814	23,982
Other comprehensive income - foreign currency translation	—	—	—	—	—	1,058	152	1,210	—
Cumulative impact of changes in ownership of Artisan Partners Holdings LP	—	—	—	(848)	—	(4)	852	—	—
Amortization of equity-based compensation	—	—	—	19,619	—	—	2,654	22,273	—
Deferred tax assets, net of amounts payable under tax receivable agreements	—	—	—	194	—	—	—	194	—
Issuance of restricted stock awards	6	—	—	(6)	—	—	—	—	—
Employee net share settlement	(3)	—	—	(7,817)	—	—	(1,144)	(8,964)	—
Exchange of subsidiary equity	1	(4)	3	—	—	—	—	—	—
Capital contributions, net	—	—	—	—	—	—	—	—	146,667
Impact of deconsolidation of CIPs	—	—	—	—	—	—	—	—	(242,372)
Distributions	—	—	—	—	—	—	(36,967)	(36,967)	—
Dividends	—	—	—	—	(194,591)	—	(98)	(194,689)	—
Balance at September 30, 2025	$705	$12	$90	$231,980	$170,977	$(1,708)	$38,817	$440,873	$256,194
The accompanying notes are an integral part of the consolidated financial statements.

ARTISAN PARTNERS ASSET MANAGEMENT INC.
Unaudited Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income before noncontrolling interests	$257,131	$259,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,704	7,317
Deferred income taxes	26,644	46,560
Noncash lease expense (benefit)	(606)	(804)
Net investment (gain) loss on nonconsolidated investment securities	(20,637)	(34,352)
(Gain) loss on non-operating liabilities	(894)	(557)
(Gain) loss on disposal of property and equipment	153	—
Amortization of debt issuance costs	286	281
Share-based compensation	22,054	22,273
Net investment (gain) loss of consolidated investment products	(10,560)	(38,506)
Purchase of investments by consolidated investment products	(406,764)	(309,162)
Proceeds from sale of investments by consolidated investment products	356,395	136,862
Change in assets and liabilities resulting in an increase (decrease) in cash:
Accounts receivable	16,098	1,464
Prepaid expenses and other assets	(5,637)	(1,091)
Accounts payable and accrued expenses	147,473	143,893
Net change in operating assets and liabilities of consolidated investment products including net investment income	19,658	15,264
Net cash provided by operating activities	407,498	249,238
Cash flows from investing activities
Acquisition of property and equipment	(2,426)	(304)
Leasehold improvements	(158)	(58)
Proceeds from sale of investment securities	97,361	45,675
Purchase of investment securities	(61,745)	(41,011)
Cash paid for business acquisitions, net of cash acquired	(22,490)	—
Net cash provided by investing activities	10,542	4,302
Cash flows from financing activities
Partnership distributions	(39,779)	(36,967)
Dividends paid	(224,772)	(194,689)
Payment of debt issuance costs for senior notes	—	(348)
Proceeds from issuance of notes payable	—	50,000
Principal payments on notes payable	—	(60,000)
Payments under the tax receivable agreements	(39,482)	(38,286)
Taxes paid related to employee net share settlement	(4,527)	(8,964)
Capital contributions to consolidated investment products, net	42,787	146,667
Net cash used in financing activities	(265,773)	(142,587)
Net increase in cash and cash equivalents	152,267	110,953
Net cash impact of deconsolidation of consolidated investment products	(29,727)	(36,988)
Cash and cash equivalents
Beginning of period	255,506	268,218
End of period	$378,046	$342,183

Cash and cash equivalents as of the end of the period
Cash and cash equivalents	$352,415	$300,158
Cash and cash equivalents of consolidated investment products	25,631	42,025
Cash and cash equivalents	$378,046	$342,183

Supplementary information
Noncash activity:
Establishment of deferred tax assets	$2,768	$720
Establishment of amounts payable under tax receivable agreements	2,203	526
Increase in investment securities due to deconsolidation of CIPs	55,257	29,757
Operating lease assets obtained in exchange for operating lease liabilities	12,033	35,553
Settlement of franchise capital liability via transfer of investment securities	16,117	10,464
Increase in CIP net assets due to consolidation	8,347	—
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
As its sole general partner, APAM controls the business and affairs of Holdings. As a result, APAM consolidates Holdings’ financial statements and records a noncontrolling interest for the equity interests in Holdings held by the limited partners of Holdings. At September 30, 2026, APAM held approximately 88% of the equity ownership interest in Holdings.
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
From time to time, the Company makes investments in Artisan Funds, Artisan Global Funds and Artisan Private Funds. If the investment results in a controlling financial interest, APAM consolidates the fund and the underlying activity of the entire fund is included in Artisan’s unaudited consolidated financial statements. As of September 30, 2026, Artisan had a controlling financial interest in three sub-funds of Artisan Global Funds and four Artisan Private Funds and, as a result, these funds are included in Artisan’s unaudited consolidated financial statements. Because these consolidated investment products meet the definition of investment companies under U.S. GAAP, Artisan has retained the specialized industry accounting principles for investment companies in the consolidated financial statements. See Note 7, “Variable Interest Entities and Consolidated Investment Products” for additional details.
Unfunded Capital Commitments
The Company has unfunded capital commitments to Artisan Private Funds of $46 million and $16 million as of September 30, 2026 and December 31, 2025, respectively. Pursuant to the terms of the Grandview Property Partners acquisition agreement, the Company has agreed to make up to $30 million of additional capital commitments to Grandview’s next flagship fund.
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
Note 3. Acquisition
On January 2, 2026, the Company completed the acquisition of 100% of the equity interests of Grandview, a U.S. real estate private equity firm. Consideration included an up-front cash payment of $22.5 million, including customary post-closing working capital adjustments. It also included contingent consideration, estimated as of the date of acquisition to be $25.9 million, associated with the achievement of committed capital milestones and certain revenue run rates for future Grandview Funds, as well as the underlying performance of certain future funds over a period of up to seven years.

The fair value of contingent consideration associated with the acquisition of Grandview was $25.9 million as of September 30, 2026. The Company measures the fair value of contingent consideration liability using a Monte Carlo simulation model where committed capital milestones and revenue run rates need to be achieved before contingent payments are earned. The model considers assumptions regarding projected capital commitments and their timing to simulate a range of outcomes which are then discounted. Because of the significance of the unobservable inputs in the fair value measurement, the fair value was determined using Level 3 inputs. Refer to Note 5 for the definition of Level 3 fair value measurements.
The following table summarizes the estimated fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the acquisition date.

Estimated Fair Value
Goodwill	$40,339
Intangible assets	8,225
Other net assets acquired/(liabilities assumed) (1)	(183)
Net assets acquired	$48,381

Cash paid	$22,531
Contingent consideration	25,850
Acquisition cost	$48,381
(1) Other net assets acquired and other liabilities assumed were not material individually or in the aggregate.
Goodwill is primarily attributable to expected growth opportunities from the combined operations. The amount of goodwill expected to be deductible for tax purposes is approximately $14.5 million.
The definite-lived intangible assets relate to management contracts and tradename, which will be amortized over their estimated useful lives of 8 and 15 years, respectively. Amortization expense related to intangible assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively. The estimated remaining amortization expense is $1.0 million per year.

Grandview’s results are included in the Company’s consolidated results starting from the closing date. For the three and nine months ended September 30, 2026, the Company’s consolidated results included $1.7 million and $5.6 million of revenue, respectively, related to the acquired business. The acquisition does not meet any of the significance tests under Rule 1-02 of Regulation S-X; therefore, separate acquiree financial statements and pro forma financial information are not required.
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

	As of September 30, 2026	As of December 31, 2025
Seed investments in equity securities	$11,754	$42,708
Seed investments in equity securities accounted for under the equity method	4,068	3,341
Compensation plan investments in equity securities	184,517	163,875
Compensation plan investments in equity securities accounted for under the equity method	52,985	18,120
Total investment securities	$253,324	$228,044
Unrealized gain (loss) related to investment securities held during the periods indicated below were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gain (loss) in the period on investment securities held at the end of the period	$(4,084)	$9,109	$17,510	$28,184

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
The following provides the hierarchy of inputs used to derive recurring fair value measurements of Artisan’s assets that are financial instruments as of September 30, 2026 and December 31, 2025:

	Assets and Liabilities at Fair Value
	Total	NAV Practical Expedient (No Fair Value Level)	Level 1	Level 2	Level 3
September 30, 2026
Assets
Money market funds (1)	$323,735	$—	$323,735	$—	$—
Equity securities	253,324	56,263	197,061	—	—

December 31, 2025
Assets
Money market funds (1)	$166,510	$—	$166,510	$—	$—
Equity securities	228,044	20,717	207,327	—	—
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
Nonrecurring Fair Value Measurements
Nonrecurring fair value measurements consist of goodwill and intangible assets for the Grandview acquisition, which were $40.3 million and $8.2 million, respectively, upon the closing of the acquisition. Artisan measured the fair value of goodwill and intangible assets on initial recognition based on the present value of estimated future cash flows. Significant assumptions used to determine the estimated fair value include revenue, discount rates and expenses. Because of the significance of the unobservable inputs in the fair value measurements of these assets, such measurements are classified as Level 3.

Note 6. Borrowings
Artisan’s borrowings consist of the following as of September 30, 2026 and December 31, 2025:

	Maturity (1)	As of September 30, 2026	As of December 31, 2025	Interest Rate Per Annum
Revolving credit agreement	September 2031	$—	$—	NA
Senior notes
Series E	August 2027	50,000	50,000	4.53%
Series F	August 2032	90,000	90,000	3.10%
Series G	August 2030	50,000	50,000	5.43%
Total gross borrowings		190,000	190,000
Debt issuance costs		(715)	(860)
Total borrowings		$189,285	$189,140
(1) The Company is not required to make principal payments on any of the outstanding obligations prior to contractual maturity.
The fair value of borrowings was approximately $176.8 million and $180.3 million as of September 30, 2026 and December 31, 2025, respectively. Fair value was determined based on future cash flows, discounted to present value using current market interest rates. The inputs are categorized as Level 2 in the fair value hierarchy, as defined in Note 5, “Fair Value Measurements.”
On September 23, 2026, Artisan Partners Holdings LP replaced its existing $100 million revolving credit facility with a new $150 million five-year revolving credit facility that matures in September 2031. The previous facility was scheduled to mature in August 2027. The Company incurred debt issuance costs related to the revolving credit facility of $1.4 million, which are recorded to other assets and are amortized as interest expense over the life of the instrument.
The fixed interest rate on each series of unsecured notes is subject to a one percentage point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
As of September 30, 2026, there were no borrowings outstanding under the $150.0 million revolving credit facility and the interest rate on the unused commitment was 0.125%.
Interest expense incurred on the unsecured notes and revolving credit agreement was $2.0 million for the three months ended September 30, 2026 and 2025 and $5.9 million for the nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026, Artisan is considered to have a controlling financial interest in three sub-funds of Artisan Global Funds and four Artisan Private Funds. The aggregate $101.5 million direct equity investment in the consolidated investment products consisted of $75.1 million related to seed investments and $26.4 million related to compensation plan investments.
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
During the nine months ended September 30, 2026, the Company determined that it no longer had a controlling financial interest in one Artisan Private Fund and one sub-fund of Artisan Global Funds as a result of third-party capital contributions and the Company’s redemption of a portion of its seed investment. Upon loss of control, the funds were deconsolidated and the related assets, liabilities and equity of the funds were derecognized from the Company’s unaudited condensed consolidated statements of financial condition. There was no net impact to the unaudited consolidated statement of operations for the nine months ended September 30, 2026. Artisan generally does not recognize a gain or loss upon deconsolidation of investment products as the assets and liabilities of CIPs are carried at fair value. Artisan’s direct equity investment, which was $55.3 million at the time of deconsolidation, was reclassified from investment assets and investment liabilities of consolidated investment products to investment securities.
In addition, during the three months ended September 30, 2026, one series of Artisan Funds and one sub-fund of Artisan Global Funds were liquidated, resulting in the redemption of all fund assets at fair value. No gain or loss was recognized as a result of liquidation as the assets and liabilities of CIPs are carried at fair value. As a result, these funds were no longer consolidated as of September 30, 2026.
As of September 30, 2026, Artisan held direct equity investments of $57.1 million in VIEs for which the Company does not hold a controlling financial interest and are classified as investment securities in the Company's unaudited condensed consolidated statements of financial condition. These direct equity investments consisted of seed and compensation plan investments in sub-funds of Artisan Global Funds and Artisan Private Funds, both of which are accounted for under the equity method of accounting because Artisan has significant influence over the funds.
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
The following tables present the fair value hierarchy levels of assets and liabilities held by CIPs measured at fair value as of September 30, 2026 and December 31, 2025:

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
September 30, 2026
Assets
Money market funds	$6,310	$6,310	$—	$—
Equity securities - long position	44,793	44,667	126	—
Fixed income instruments - long position	134,390	—	126,868	7,522
Derivative assets	3,062	235	2,827	—

Liabilities
Equity securities - short position	$4,299	$4,299	$—	$—
Derivative liabilities	3,114	—	3,114	—

	Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Money market funds	$25,282	$25,282	$—	$—
Equity securities - long position	151,994	151,994	—	—
Fixed income instruments - long position	255,610	—	245,974	9,636
Derivative assets	2,632	203	2,429	—

Liabilities
Derivative liabilities	$813	$2	$811	$—
CIP balances included in the Company’s unaudited condensed consolidated statements of financial condition were as follows:

	As of September 30, 2026	As of December 31, 2025
Net CIP assets included in the table above	$181,142	$434,705
Net CIP assets (liabilities) not included in the table above	20,806	12,515
Total Net CIP assets	201,948	447,220
Less: redeemable noncontrolling interests	100,440	304,263
Artisan’s direct equity investment in CIPs	$101,508	$142,957
Note 8. Noncontrolling Interests - Holdings
Net income attributable to noncontrolling interests - Artisan Partners Holdings in the unaudited consolidated statements of operations represents the portion of earnings or loss attributable to the equity ownership interests in Holdings held by the limited partners of Holdings. As of September 30, 2026, APAM held approximately 88% of the equity ownership interests in Holdings.
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
In order to maintain the one-to-one correspondence of the number of Holdings partnership units and APAM common shares, Holdings will issue one general partner (“GP”) unit to APAM for each share of Class A common stock issued by APAM. For the nine months ended September 30, 2026, APAM’s equity ownership interest in Holdings increased as a result of the following transactions:

	Holdings GP Units	Limited Partnership Units	Total	APAM Ownership %
Balance at December 31, 2025	70,472,750	10,215,519	80,688,269	87%
Holdings Common Unit Exchanges (1)	194,114	(194,114)	—	—%
Issuance of APAM Restricted Shares	465,719	—	465,719	1%
Class B Unit Awards (1)	—	33,231	33,231	—%
Delivery of Shares Underlying RSUs and PSUs (1)	752	—	752	—%
Restricted Share Award Net Share Settlement (1)	(101,999)	—	(101,999)	—%
Forfeitures Related to Employee Terminations (1)	(12,230)	—	(12,230)	—%
Balance at September 30, 2026	71,019,106	10,054,636	81,073,742	88%
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
The reallocation of equity had the following impact on the unaudited condensed consolidated statements of financial condition:

Statements of Financial Condition	For the Nine Months Ended September 30,
	2026	2025
Additional paid-in capital	$(916)	$(848)
Noncontrolling interests - Artisan Partners Holdings	911	852
Accumulated other comprehensive income (loss)	5	(4)
Net impact to financial condition	$—	$—
In addition to the reallocation of historical equity, the change in ownership resulted in an increase to deferred tax assets and additional paid-in capital of $0.2 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 9. Stockholders’ Equity
APAM - Stockholders’ Equity
APAM had the following authorized and outstanding equity as of September 30, 2026 and December 31, 2025:

		Outstanding
	Authorized	As of September 30, 2026	As of December 31, 2025	Voting Rights (1)	Economic Rights
Common shares
Class A, par value $0.01 per share	500,000,000	71,019,106	70,472,750	1 vote per share	Proportionate
Class B, par value $0.01 per share	200,000,000	1,137,160	1,137,929	1 vote per share	None
Class C, par value $0.01 per share	400,000,000	8,917,476	9,077,590	1 vote per share	None
(1) The Company’s employees to whom Artisan has granted equity have entered into a stockholders agreement with respect to all shares of APAM common stock they have acquired from the Company and any shares they may acquire from the Company in the future, pursuant to which they granted an irrevocable voting proxy to a Stockholders Committee. As of September 30, 2026, Artisan’s employees held 4,921,652 restricted shares of Class A common stock and all 1,137,160 outstanding shares of Class B common stock, all of which were subject to the agreement.

APAM is dependent on cash generated by Holdings to fund any dividends. Generally, Holdings will make distributions to all of its partners, including APAM, based on the proportionate share of ownership each has in Holdings. APAM will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations. APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2026 and 2025:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Quarterly	Class A Common	$0.80	$0.73	$2.58	$2.25
Special Annual	Class A Common	$—	$—	$0.57	$0.50

The following table summarizes APAM’s stock transactions for the nine months ended September 30, 2026:

	Total Stock Outstanding	Class A Common Stock (1)	Class B Common Stock	Class C Common Stock
Balance at December 31, 2025	80,688,269	70,472,750	1,137,929	9,077,590
Holdings Common Unit Exchanges	—	194,114	(34,000)	(160,114)
Restricted Share Award Grants	465,719	465,719	—	—
Class B Unit Awards	33,231	—	33,231	—
Restricted Share Award Net Share Settlement	(101,999)	(101,999)	—	—
Delivery of Shares Underlying RSUs and PSUs	752	752	—	—
Employee/Partner Terminations	(12,230)	(12,230)	—	—
Balance at September 30, 2026	81,073,742	71,019,106	1,137,160	8,917,476

(1) There were 418,476 and 378,968 restricted stock units outstanding at September 30, 2026 and December 31, 2025, respectively. In addition, there were 152,207 performance share units outstanding at September 30, 2026 and December 31, 2025. All 152,207 performance share units outstanding as of September 30, 2026 have met the required performance conditions for vesting, but remain outstanding subject to a qualifying retirement vesting condition.

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
Artisan Partners Holdings - Partners’ Equity
Holdings makes distributions of its net income to the holders of its partnership units for income taxes as required under the terms of the partnership agreement and also makes additional distributions under the terms of the partnership agreement as required. The distributions are recorded in the financial statements on the declaration date, or on the payment date in lieu of a declaration date. Holdings’ partnership distributions for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Holdings Partnership Distributions to Limited Partners	$18,029	$14,735	$39,779	$36,967
Holdings Partnership Distributions to APAM	121,546	96,283	264,866	239,838
Total Holdings Partnership Distributions	$139,575	$111,018	$304,645	$276,805
Distributions to limited partners are recorded as a reduction to consolidated stockholders’ equity, while distributions to APAM are eliminated upon consolidation.

Note 10. Revenue From Contracts with Customers
The following table presents a disaggregation of investment advisory revenue by type and vehicle for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees
Artisan Funds	$188,483	$177,332	$546,181	$504,264
Artisan Global Funds	18,581	15,113	51,747	42,482
Separate accounts and other (1)	105,419	108,821	325,072	314,416
Performance fees
Separate accounts and other (1)	35	21	439	21
Total revenues (2)	$312,518	$301,287	$923,439	$861,183
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
The following table presents the balances of receivables related to contracts with customers:

Customer	As of September 30, 2026	As of December 31, 2025
Artisan Funds	$9,961	$9,752
Artisan Global Funds	8,625	7,973
Separate accounts and other	98,195	130,530
Total receivables from contracts with customers	116,781	148,255
Non-customer receivables	16,025	6,281
Accounts receivable	$132,806	$154,536
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
Certain customer arrangements include performance fees that are payable following the completion of an annual performance period. Under a very limited number of these arrangements, a portion of the performance fee paid by the customer is subject to recoupment if specified performance conditions are not maintained during the subsequent annual period. The Company recognizes revenue for the portion of the performance fee that is not subject to recoupment and defers recognition of the portion subject to recoupment until the uncertainty associated with the recoupment provision is resolved. The Company had $5.5 million and $0.0 million of contract liabilities associated with these arrangements as of September 30, 2026 and December 31, 2025, respectively, which are included in Accounts payable, accrued expenses and other within the Company's unaudited condensed consolidated statements of financial condition.
Non-customer receivables include state tax payments made on behalf of certain limited partners, which are then netted from subsequent distributions or payments to the limited partners, as well as redemptions of investments that have not yet been collected. Non-customer receivables associated with redemptions of investments were $0.0 million and $5.6 million as of September 30, 2026 and December 31, 2025, respectively.

Note 11. Compensation and Benefits
Total compensation and benefits consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Salaries, incentive compensation and benefits (1)	$141,591	$136,049	$433,669	$406,561
Long-term cash incentive compensation expense	14,053	20,469	58,563	56,675
Restricted share-based award compensation expense	6,556	6,724	20,666	21,043
Long-term incentive compensation expense	20,609	27,193	79,229	77,718
Total compensation and benefits	$162,200	$163,242	$512,898	$484,279
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
Performance Share Units (PSUs). As of September 30, 2026 and December 31, 2025, all 152,207 unvested PSUs had met the required three-year performance conditions, but remain outstanding subject to meeting a qualifying retirement vesting condition.
For awards granted beginning in 2024, the pro rata five-year service vesting condition is waived for grantees that satisfy the qualified retirement requirements and an age-plus-service condition.
Unvested restricted share-based awards are subject to forfeiture. Grantees are generally entitled to dividends or dividend equivalents on unvested and vested awards. 5,054,286 shares of Class A common stock were reserved and available for issuance under the Artisan Partners Asset Management Inc. 2023 Omnibus Incentive Compensation Plan (the “Plan”) at September 30, 2026.
During the nine months ended September 30, 2026, Artisan granted 465,719 restricted Class A shares and 6,804 restricted stock units.

The following tables summarize the Class A restricted share-based award activity for the nine months ended September 30, 2026:

	Weighted-Average Grant Date Fair Value	Restricted Stock Awards and Restricted Stock Units
Unvested at January 1, 2026	$39.58	4,949,507
Granted	43.97	472,523
Forfeited	42.01	(12,230)
Vested	44.21	(366,679)
Unvested at September 30, 2026	$39.65	5,043,121
The unrecognized compensation expense for the unvested restricted Class A shares and restricted stock units as of September 30, 2026 was $45.1 million with a weighted average recognition period of 2.5 years remaining.
During the nine months ended September 30, 2026, the Company withheld a total of 102,824 restricted shares and paid a total of $4.5 million as a result of net share settlements to satisfy employee tax withholding obligations. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
Long-term cash awards (franchise capital awards)
During the nine months ended September 30, 2026, Artisan granted $50.6 million of franchise capital awards to investment team members in lieu of certain additional restricted share-based awards. The franchise capital awards are subject to the same long-term vesting and forfeiture provisions as restricted share-based awards, as described above. Prior to vesting, franchise capital awards are generally allocated to one or more of the investment strategies managed by the award recipient’s investment team. During the vesting period, the value of the awards will increase or decrease based on the investment returns of the strategies to which the awards are allocated. Compensation expense, including the appreciation or depreciation related to investment returns, is recognized on a straight-line basis over the required service period, which is generally five years. If an employee is eligible to fully vest in an award upon a qualified retirement, the requisite service period for that award is equal to the employee’s required retirement notice period, which is generally 12 or 18 months. As the awards will generally be paid out in cash upon vesting, the fair value of unvested awards is recorded as a liability based on the percentage of the service requirement that has been completed. The liability is recorded within accrued long-term incentive compensation in the Company’s unaudited condensed consolidated statements of financial condition.
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

The change in value of the investments had the following impact on the unaudited consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statement of Operations Section	Statement of Operations Line Item	2026	2025	2026	2025
Operating expenses (benefit)	Compensation and benefits	$1,098	$7,277	$17,877	$19,714
Non-operating income (expense)	Net investment gain (loss) of nonconsolidated investment products	(3,868)	9,407	17,759	27,403
Non-operating income (expense)	Net investment gain (loss) of consolidated investment products	(381)	645	1,967	3,625
The unrecognized compensation expense for the unvested franchise capital awards as of September 30, 2026 was $124.2 million with a weighted average recognition period of 2.1 years remaining.

Note 12. Income Taxes and Related Payments
APAM is subject to U.S. federal, state and local income taxation on APAM’s allocable portion of Holdings’ income as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective tax rate was 20.0% and 24.0% for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, APAM's effective income tax rate was lower than the U.S. federal statutory rate of 21% as a result of (i) a deferred tax benefit recorded by the Company as a result of a reduction in the expected aggregate compensation that is expected to be subject to compensation deduction limitations under the One Big Beautiful Bill Act (“OBBBA”), which represented a partial reversal of the deferred tax charge taken upon enactment of the OBBBA in the nine months ended September 30, 2025, (ii) a rate benefit attributable to the fact that, for the nine months ended September 30, 2026, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes and (iii) a rate benefit from tax deductible dividends paid on unvested restricted share-based awards. These benefits were partially offset by the incremental impact to the rate from state and local taxes.
Components of the provision for income taxes consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Current:
Federal	$11,681	$11,047	$29,505	$26,812
State and local	2,478	3,147	7,617	7,760
Foreign	217	361	585	709
Total	14,376	14,555	37,707	35,281
Deferred:
Federal	4,508	19,052	22,644	39,578
State and local	805	3,366	4,000	6,982
Total	5,313	22,418	26,644	46,560
Income tax expense (benefit)	$19,689	$36,973	$64,351	$81,841
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
The change in the Company’s deferred tax assets related to the tax benefits described above and the change in corresponding amounts payable under the TRAs for the nine months ended September 30, 2026, is summarized as follows:

	Deferred Tax Asset - Amortizable Basis	Amounts Payable Under TRAs
December 31, 2025	$308,015	$303,368
2026 Holdings Common Unit Exchanges	2,592	2,203
Amortization	(37,458)	—
Payments under TRAs	—	(39,482)
Change in estimate	1	(984)
September 30, 2026	$273,150	$265,105
Net deferred tax assets comprise the following:

	As of September 30, 2026	As of December 31, 2025
Deferred tax assets:
Amortizable basis (1)	$273,150	$308,015
Other (2)	57,676	46,687
Total deferred tax assets	330,826	354,702
Less: valuation allowance (3)	—	—
Net deferred tax assets	$330,826	$354,702

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

Accounting standards establish a minimum threshold for recognizing, and a process for measuring, the benefits of income tax return positions in financial statements. The Company’s gross liability for unrecognized tax benefits was $2.1 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. Accrued interest on unrecognized tax benefits was $0.4 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively, and is excluded from gross unrecognized tax benefit. The gross unrecognized tax benefit is recorded within accounts payable, accrued expenses and other in the Company’s unaudited condensed consolidated statements of financial condition.
In the normal course of business, Artisan is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2026, U.S. federal income tax returns filed for the years 2023 through 2025 are open and therefore subject to examination. State, local and foreign income tax returns filed are generally subject to examination from 2022 to 2025.

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
The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Earnings Per Share	2026	2025	2026	2025
Numerator:
Net income attributable to APAM	$75,196	$66,830	$214,065	$195,524
Less: Allocation to participating securities	6,069	5,582	17,840	16,384
Net income available to common stockholders	$69,127	$61,248	$196,225	$179,140
Denominator:
Basic weighted average shares outstanding	66,380,225	65,666,782	66,288,288	65,562,800
Dilutive effect of nonparticipating share-based awards	—	—	—	—
Diluted weighted average shares outstanding	66,380,225	65,666,782	66,288,288	65,562,800
Earnings per share - Basic	$1.04	$0.93	$2.96	$2.73
Earnings per share - Diluted	$1.04	$0.93	$2.96	$2.73
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Anti-Dilutive Weighted Average Shares Outstanding	2026	2025	2026	2025
Holdings limited partnership units	10,063,419	10,235,519	10,086,678	10,248,400
Unvested restricted share-based awards	5,202,733	5,334,895	5,168,386	5,364,190
Total	15,266,152	15,570,414	15,255,064	15,612,590

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
Holdings also makes estimated state tax payments on behalf of certain limited partners, including related parties. These payments are then netted from subsequent distributions or other payments to the limited partners. At September 30, 2026 and December 31, 2025, accounts receivable included $14.1 million and nil, respectively, of partnership tax reimbursements due from Holdings’ limited partners, including related parties.
Affiliate transactions—Artisan Funds
Artisan has an agreement to serve as the investment adviser to Artisan Funds, with which certain Artisan employees are affiliated. Under the terms of the agreement, which generally is reviewed and continued by the board of directors of Artisan Funds annually, a fee is paid to Artisan based on an annual percentage of the average daily net assets of each Artisan Fund ranging from 0.55% to 1.05%. Artisan has contractually agreed to reimburse for expenses incurred to the extent necessary to limit annualized ordinary operating expenses incurred by certain of the Artisan Funds to not more than a fixed percentage (ranging from 0.60% to 1.50%) of a fund’s average daily net assets. In addition, Artisan may voluntarily waive fees or reimburse any of the Artisan Funds for other expenses. Expense waivers and reimbursements are reflected as a reduction of management fees within the Consolidated Statements of Operations. The officers and directors of Artisan Funds who are affiliated with Artisan receive no compensation from the funds.
Investment advisory fees for managing Artisan Funds and amounts reimbursed by Artisan for fees and expenses (including management fees) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Funds	2026	2025	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$188,891	$177,872	$547,155	$505,630
Elimination of fees from consolidated investment products (1)	(5)	—	(19)	—
Consolidated investment advisory fees (Gross of expense reimbursements)	$188,886	$177,872	$547,136	$505,630

Expense reimbursements	430	540	1,050	1,366
Elimination of expense reimbursements from consolidated investment products (1)	(27)	—	(95)	—
Consolidated expense reimbursements	$403	$540	$955	$1,366
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
Investment advisory fees for managing Artisan Global Funds and amounts reimbursed to Artisan Global Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Global Funds	2026	2025	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$18,849	$15,348	$52,391	$43,020
Elimination of fees from consolidated investment products (1)	(181)	(201)	(507)	(456)
Consolidated investment advisory fees (Gross of expense reimbursements)	$18,668	$15,147	$51,884	$42,564

Expense reimbursements	$317	$175	$576	$484
Elimination of expense reimbursements from consolidated investment products (1)	(230)	(141)	(439)	(402)
Consolidated expense reimbursements	$87	$34	$137	$82
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
Investment advisory fees for managing Artisan Private Funds and amounts reimbursed to Artisan Private Funds by Artisan are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Artisan Private Funds	2026	2025	2026	2025
Investment advisory fees (Gross of expense reimbursements)	$5,748	$3,024	$16,871	$9,042
Elimination of fees from consolidated investment products (1)	(23)	(140)	(23)	(364)
Consolidated investment advisory fees (Gross of expense reimbursements)	$5,725	$2,884	$16,848	$8,678

Expense reimbursements	$33	$80	$117	$332
Elimination of expense reimbursements from consolidated investment products (1)	(14)	(32)	(41)	(146)
Consolidated expense reimbursements	$19	$48	$76	$186
(1) Investment advisory fees and expense reimbursements related to consolidated investment products are eliminated from revenue upon consolidation.

Note 16. Segment Information
Artisan operates as one segment in the investment management business. The Company’s Chief Operating Decision Maker (the “CODM”) is its Chief Executive Officer and President, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. The CODM uses consolidated Net Income attributable to Artisan Partners Asset Management Inc. as presented within the Consolidated Statements of Operations (“net income”), among other consolidated metrics, to evaluate segment performance. Based on net income, as well as the other metrics, the CODM considers whether to use profits to invest in growth initiatives or return cash to shareholders through dividends while assessing the level of resources available through review of “Total assets” as presented within the consolidated statements of financial condition. The CODM reviews significant segment expenses at a level consistent with that presented in the Consolidated Statements of Operations with the exception of Compensation and Benefits which is reviewed at a more disaggregated level as presented in the table below for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Salaries	$26,133	$24,969	$79,433	$75,893
Incentive compensation	102,754	100,784	305,967	290,717
Benefits and payroll taxes	12,704	10,296	48,269	39,951
Long-term incentive compensation (1)	19,511	19,916	61,352	58,004
Market valuation changes in compensation plans	1,098	7,277	17,877	19,714
Total compensation and benefits	$162,200	$163,242	$512,898	$484,279
(1) Long-term incentive compensation represents expense based on the grant date fair value of awards and therefore excludes market valuation changes on awards classified as liabilities.
Note 17. Subsequent Events
Distributions and dividends
APAM, acting as the general partner of Artisan Partners Holdings, declared, effective October 27, 2026, a distribution by Artisan Partners Holdings of $26.9 million to holders of Artisan Partners Holdings partnership units, including APAM. The board of directors of APAM declared, effective October 27, 2026, a quarterly dividend of $0.88 per share of Class A common stock. The APAM dividend is payable on November 30, 2026, to stockholders of record as of November 16, 2026.

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
We offer our investment management capabilities primarily to sophisticated investors that operate with institutional decision-making processes and longer-term investment horizons. We employ knowledgeable and investment focused relationship managers who are directly aligned with our investment teams, and we pair them with regional and distribution channel experts. We provide access to many of our investment strategies through multiple investment vehicles, including separate accounts and different types of pooled vehicles. As of September 30, 2026, approximately 75% of our assets under management (AUM) were managed for clients and investors domiciled in the U.S. and 25% of our AUM were managed for clients and investors domiciled outside of the U.S.
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
Financial highlights for the quarter included the following:
•During the three months ended September 30, 2026, our AUM declined to $168.7 billion, a decrease of $14.6 billion, or 8%, compared to $183.4 billion at June 30, 2026, primarily due to $10.6 billion of net client cash outflows and $3.8 billion of market depreciation.
•Average AUM for the three months ended September 30, 2026 was $180.5 billion, a decrease of 0.7% from the average of $181.9 billion for the three months ended June 30, 2026, and an increase of 2% from the average of $177.4 billion for the three months ended September 30, 2025.
•We earned $312.5 million in revenue for the three months ended September 30, 2026, an increase of 4% from revenues of $301.3 million for the three months ended September 30, 2025.
•Our GAAP operating margin was 35.1% for the three months ended September 30, 2026, compared to 33.8% for the three months ended September 30, 2025. Adjusted operating margin was 35.5% for the three months ended September 30, 2026, compared to 36.2% for the three months ended September 30, 2025.
•We generated $1.04 of earnings per basic and diluted share and $1.03 of adjusted EPS.
•We declared and distributed dividends of $0.80 per share of Class A common stock during the three months ended September 30, 2026.
•We declared, effective October 27, 2026, a quarterly dividend with respect to the three months ended September 30, 2026, of $0.88 per share of Class A common stock.

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
Limited partners of Holdings, some of whom are employees, held approximately 12% of the equity interests in Holdings as of September 30, 2026, which is reflected as noncontrolling interest.
We operate our business in a single segment.
Holdings Unit Exchanges
During the nine months ended September 30, 2026, certain limited partners of Holdings exchanged 194,114 common units (along with a corresponding number of shares of Class B or Class C common stock of APAM, as applicable) for 194,114 shares of Class A common stock. In connection with the exchanges, APAM received 194,114 GP units of Holdings, increasing its ownership interest in Holdings.
APAM’s equity ownership interest in Holdings was 88% and 87% at September 30, 2026 and December 31, 2025, respectively.
Financial Overview
Economic Environment
Global market conditions can materially impact our financial performance. Because the revenue we earn is based on the value of our AUM, fluctuations in our AUM due to changes in the economic environment and financial markets will result in fluctuations in our revenue and earnings.
The following table presents the total returns of relevant market indices for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
S&P 500 Index	2.3%	8.1%	12.7%	14.8%
MSCI All Country World Index	1.6%	7.6%	13.0%	18.4%
MSCI EAFE Index	0.8%	4.8%	10.3%	25.1%
Russell® Midcap Index	(3.0)%	5.3%	11.8%	10.4%
MSCI Emerging Markets Index	(0.4)%	10.6%	23.4%	27.5%
ICE BofA US High Yield Index	(1.8)%	2.4%	0.0%	7.1%

Key Performance Indicators
When we review our business and financial performance we consider, among other things, the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025

	(unaudited; dollars in millions)
Assets under management at period end	$168,744		$181,306		$168,744		$181,306
Average assets under management (1)	$180,518		$177,413		$181,616		$170,358
Net client cash flows (2)	$(10,558)		$(2,329)		$(24,174)		$(7,032)
Total revenues	$312.5		$301.3		$923.4		$861.2
Weighted average fee (3)	68.7	bps	67.5	bps	68.0	bps	67.7	bps
Operating margin	35.1%		33.8%		31.3%		31.1%
Adjusted operating margin (4)	35.5%		36.2%		33.2%		33.4%
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

The table below sets forth changes in our total AUM:

	For the Three Months Ended September 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Beginning assets under management	$183,389	$175,545	$7,844	4.5%
Gross client cash inflows	7,886	6,084	1,802	29.6%
Gross client cash outflows	(18,444)	(8,413)	(10,031)	(119.2)%
Net client cash flows (1)	(10,558)	(2,329)	(8,229)	(353.3)%
Realizations (2)	(77)	—	(77)	N/M
Artisan Funds’ distributions not reinvested (3)	(198)	(161)	(37)	(23.0)%
Investment returns and other (4)	(3,812)	8,251	(12,063)	(146.2)%
Ending assets under management	$168,744	$181,306	$(12,562)	(6.9)%
Average assets under management	$180,518	$177,413	$3,105	1.8%

	For the Nine Months Ended September 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Beginning assets under management	$179,928	$161,208	$18,720	11.6%
Gross client cash inflows	25,871	19,331	6,540	33.8%
Gross client cash outflows	(50,045)	(26,363)	(23,682)	(89.8)%
Net client cash flows (1)	(24,174)	(7,032)	(17,142)	(243.8)%
Acquisitions (5)	880	—	880	N/M
Realizations (2)	(135)	—	(135)	N/M
Artisan Funds’ distributions not reinvested (3)	(563)	(471)	(92)	(19.5)%
Investment returns and other (4)	12,808	27,601	(14,793)	(53.6)%
Ending assets under management	$168,744	$181,306	$(12,562)	(6.9)%
Average assets under management	$181,616	$170,358	$11,258	6.6%

(1) Net client cash flows excludes Artisan Funds’ income and capital gain distributions that were not reinvested by fund shareholders, as well as realizations.
(2) Represents the distribution of realized proceeds from the disposition of assets.
(3) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(4) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.
(5) Represents assets acquired upon the closing of the Grandview Property Partners acquisition.

Our credit and alternative asset classes generated combined net inflows of $1.1 billion in the third quarter of 2026, while our equity strategies experienced net outflows of $11.6 billion. Of the $11.6 billion in equity net outflows, approximately $10.3 billion were concentrated in the Global Value, Growth and U.S. Value teams, including $5.9 billion of rebalancing from a large client relationship in the Global Value strategy and $1.9 billion from the orderly wind-down of the U.S. Value team’s strategies, which was completed during the third quarter.
While net flows are inherently difficult to predict, we could continue to experience net inflows in our credit and alternative strategies and net outflows in our equity strategies if recent performance and market trends persist. Over the long term, we expect investment returns to be the primary driver of AUM growth, consistent with our historical experience.
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
By December 2026, we expect the equity Artisan Funds to have completed their annual income and capital gain distributions. Based on our current estimates and assumptions, we expect fourth quarter distributions to result in approximately $2.5 billion of net client cash outflows from investors who choose not to reinvest their distributions. The fourth quarter 2026 distributions, estimates of which we expect Artisan Funds to disclose in advance of the record dates, may cause increased mutual fund redemptions.
The unaudited table on the following page sets forth the average annual total returns (gross of fees) for each composite and its respective benchmark (and style benchmark, if applicable) over a multi-horizon time period as of September 30, 2026. Returns for periods less than one year are not annualized.

								Average Annual Value-Added (3) Since Inception (bps)
	Composite Inception	Strategy AUM (1)	Average Annual Total Returns (Gross) (%) (2)
Investment Team and Strategy	Date	(in $MM)	1 YR	3 YR	5 YR	10 YR	Inception
Growth Team
Global Opportunities Strategy	2/1/2007	$11,932	1.98%	14.49%	4.05%	11.60%	10.76%	286
MSCI All Country World Index			16.75%	21.71%	11.57%	12.37%	7.90%
Global Discovery Strategy	9/1/2017	$1,858	6.58%	15.32%	4.04%	---	12.85%	409
MSCI All Country World Small Mid Cap Index			13.37%	17.12%	6.99%	---	8.76%
U.S. Mid-Cap Growth Strategy	4/1/1997	$8,878	7.29%	15.50%	2.45%	12.41%	14.22%	452
Russell® Midcap Index			12.02%	17.18%	8.03%	11.16%	10.46%
Russell® Midcap Growth Index			(2.73)%	15.34%	4.91%	11.85%	9.70%
U.S. Small-Cap Growth Strategy	4/1/1995	$2,664	16.03%	16.03%	1.05%	11.74%	10.68%	258
Russell® 2000 Index			16.20%	17.70%	6.33%	9.83%	9.28%
Russell® 2000 Growth Index			12.05%	17.53%	4.71%	9.89%	8.10%
Franchise Strategy	10/1/2024	$963	(8.18)%	---	---	---	6.68%	(1,033)
MSCI All Country World Index			16.75%	---	---	---	17.01%
Global Equity Team
Global Equity Strategy	4/1/2010	$394	8.41%	27.61%	11.32%	14.67%	13.45%	317
MSCI All Country World Index			16.75%	21.71%	11.57%	12.37%	10.28%
Non-U.S. Growth Strategy	1/1/1996	$15,757	12.23%	22.85%	10.36%	10.59%	10.29%	444
MSCI EAFE Index			15.69%	18.38%	9.32%	9.06%	5.85%
International Value Group
International Value Strategy	7/1/2002	$54,995	15.45%	17.55%	12.33%	11.55%	12.07%	497
MSCI EAFE Index			15.69%	18.38%	9.32%	9.06%	7.10%
International Explorer Strategy	11/1/2020	$1,364	29.64%	23.30%	12.13%	---	17.90%	650
MSCI All Country World Index Ex USA Small Cap			14.66%	17.87%	6.74%	---	11.40%
Global Special Situations Strategy	4/1/2025	$39	11.81%	---	---	---	11.03%	554
ICE BofA Global High Yield Index			0.90%	---	---	---	5.49%
Global Value Team
Global Value Strategy	7/1/2007	$32,185	16.66%	22.61%	13.76%	12.45%	10.25%	265
MSCI All Country World Index			16.75%	21.71%	11.57%	12.37%	7.60%
Select Equity Strategy	3/1/2020	$1,040	22.69%	25.00%	13.93%	---	15.98%	(128)
S&P 500 Index			15.74%	22.87%	13.78%	---	17.26%
Sustainable Emerging Markets (“SEM”) Team
Sustainable Emerging Markets Strategy	7/1/2006	$3,857	22.25%	25.41%	9.64%	10.66%	7.51%	86
MSCI Emerging Markets Index			29.22%	24.07%	8.94%	9.08%	6.65%
Credit Team
High Income Strategy	4/1/2014	$14,107	1.77%	8.70%	5.14%	6.88%	6.90%	221
ICE BofA US High Yield Index			1.39%	7.93%	3.55%	4.94%	4.69%
Credit Opportunities Strategy	7/1/2017	$436	1.30%	12.35%	10.58%	---	12.58%	984
ICE BofA US Dollar 3-Month Deposit Offered Rate Constant Maturity Index			3.82%	4.68%	3.78%	---	2.74%
Floating Rate Strategy	1/1/2022	$305	5.19%	7.65%	---	---	7.09%	80
S&P UBS Leveraged Loan Index			4.65%	7.10%	---	---	6.29%
Custom Credit Solutions (4)	7/1/2025	$1,529	---	---	---	---	---	---
Developing World Team
Developing World Strategy	7/1/2015	$3,107	(7.37)%	17.46%	0.98%	11.47%	10.75%	312
MSCI Emerging Markets Index			29.22%	24.07%	8.94%	9.08%	7.63%
Antero Peak Group
Antero Peak Strategy	5/1/2017	$2,431	12.10%	26.40%	12.37%	---	18.77%	374
S&P 500 Index			15.74%	22.87%	13.78%	---	15.03%
Antero Peak Hedge Strategy	11/1/2017	$208	10.31%	23.20%	10.44%	---	13.90%	(92)
S&P 500 Index			15.74%	22.87%	13.78%	---	14.82%

International Small-Mid Team
Non-U.S. Small-Mid Growth Strategy	1/1/2019	$3,639	13.19%	13.91%	2.68%	---	11.09%	77
MSCI All Country World Index Ex USA Small Mid Cap			15.97%	18.68%	7.37%	---	10.32%
EMsights Capital Group
Global Unconstrained Strategy	4/1/2022	$2,659	12.65%	11.95%	---	---	11.44%	733
ICE BofA 3-month Treasury Bill Index			3.65%	4.49%	---	---	4.11%
Emerging Markets Debt Opportunities Strategy	5/1/2022	$1,646	14.32%	14.43%	---	---	13.62%	742
J.P. Morgan EMB Hard Currency/Local Currency 50-50			3.04%	8.38%	---	---	6.20%
Emerging Markets Local Opportunities Strategy	8/1/2022	$1,969	10.32%	13.02%	---	---	12.07%	443
J.P. Morgan GBI-EM Global Diversified Index			3.92%	8.15%	---	---	7.64%
Grandview Property Partners (5)
Grandview Property Partners	---	$782	---	---	---	---	---	---

Total Assets Under Management		$168,744

(1) AUM includes $508.8 million in the aggregate for which Artisan Partners provides model portfolios to managed account sponsors (generally reported on a lag not exceeding one quarter).
(2) We measure investment performance based upon the results of our “composites”, which represent the aggregate performance of all discretionary client accounts, including pooled investment vehicles, invested in the same strategy except those accounts with respect to which we believe client-imposed restrictions may have a material impact on portfolio construction and those accounts managed in a currency other than U.S. dollars (the results of these accounts, which represented approximately 17% of our AUM at September 30, 2026, are maintained in separate composites, which are not presented in these materials). Returns for periods less than one year are not annualized.

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

(4) Custom Credit Solutions represents assets managed by the Credit team within custom, investor-driven mandates for which there is no combined performance track record. A portion of these AUM was previously reported under the High Income strategy.

(5) Grandview Property Partners’ AUM reflects assets managed across Grandview’s flagship fund and co-investment program. Performance information for the Grandview Funds is not reported.

The tables below set forth changes in our AUM by investment team:

	By Investment Team
Three Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Grandview	Total
September 30, 2026		(unaudited; in millions)
Beginning AUM	$29,778	$16,885	$1,779	$58,368	$40,035	$3,508	$16,510	$3,292	$2,816	$4,309	$5,272	$837	$183,389
Gross client cash inflows	923	368	10	2,157	909	659	936	311	407	128	1,010	68	7,886
Gross client cash outflows	(2,999)	(466)	(1,871)	(2,571)	(7,310)	(301)	(729)	(626)	(457)	(941)	(154)	(19)	(18,444)
Net client cash flows (1)	(2,076)	(98)	(1,861)	(414)	(6,401)	358	207	(315)	(50)	(813)	856	49	(10,558)
Acquisitions (2)	—	—	—	—	—	—	—	—	—	—	—	—	—
Realizations (3)	—	—	—	—	—	—	—	—	—	—	—	(77)	(77)
Artisan Funds’ distributions not reinvested (4)	—	—	—	(77)	—	—	(111)	—	—	—	(10)	—	(198)
Investment returns and other (5)	(1,407)	(636)	82	(1,479)	(409)	(9)	(229)	130	(127)	143	156	(27)	(3,812)
Ending AUM	$26,295	$16,151	$—	$56,398	$33,225	$3,857	$16,377	$3,107	$2,639	$3,639	$6,274	$782	$168,744
Average AUM (6)	$27,983	$16,774	$1,176	$58,835	$39,208	$3,669	$16,648	$3,294	$2,765	$4,002	$5,759	$796	$180,518
September 30, 2025
Beginning AUM	$36,748	$15,161	$7,765	$50,871	$32,906	$2,047	$13,096	$4,784	$2,540	$5,856	$3,771	$—	$175,545
Gross client cash inflows	638	486	204	1,410	1,387	149	1,087	158	85	248	232	—	6,084
Gross client cash outflows	(2,827)	(492)	(236)	(2,062)	(900)	(88)	(400)	(86)	(145)	(1,084)	(93)	—	(8,413)
Net client cash flows (1)	(2,189)	(6)	(32)	(652)	487	61	687	72	(60)	(836)	139	—	(2,329)
Artisan Funds’ distributions not reinvested (4)	—	—	—	(61)	—	—	(97)	—	—	—	(3)	—	(161)
Investment returns and other (5)	2,191	760	79	2,498	1,792	247	305	106	61	45	167	—	8,251
Ending AUM	$36,750	$15,915	$7,812	$52,656	$35,185	$2,355	$13,991	$4,962	$2,541	$5,065	$4,074	$—	$181,306
Average AUM	$36,558	$15,363	$7,756	$51,856	$33,630	$2,145	$13,515	$4,824	$2,508	$5,364	$3,894	$—	$177,413

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
(6) Average AUM for the U.S. Value team reflects the period through the completion of the team's wind-down on August 30, 2026.

	By Investment Team
Nine Months Ended	Growth	Global Equity	U.S. Value	Int’l Value Group	Global Value	SEM	Credit	Developing World	Antero Peak Group	Int’l Small-Mid	EMsights Capital Group	Grandview	Total
September 30, 2026	(unaudited; in millions)
Beginning AUM	$31,259	$15,907	$7,880	$54,010	$37,264	$2,537	$15,051	$4,283	$2,446	$4,913	$4,378	$—	$179,928
Gross client cash inflows	4,651	1,408	317	6,871	3,071	1,524	3,587	835	1,059	433	2,047	68	25,871
Gross client cash outflows	(11,024)	(2,578)	(8,601)	(9,367)	(10,211)	(678)	(1,931)	(1,950)	(1,132)	(2,070)	(484)	(19)	(50,045)
Net client cash flows (1)	(6,373)	(1,170)	(8,284)	(2,496)	(7,140)	846	1,656	(1,115)	(73)	(1,637)	1,563	49	(24,174)
Acquisitions (2)	—	—	—	—	—	—	—	—	—	—	—	880	880
Realizations (3)	—	—	—	—	—	—	—	—	—	—	—	(135)	(135)
Artisan Funds’ distributions not reinvested (4)	—	—	—	(221)	—	—	(322)	—	—	—	(20)	—	(563)
Investment returns and other (5)	1,409	1,414	404	5,105	3,101	474	(8)	(61)	266	363	353	(12)	12,808
Ending AUM	$26,295	$16,151	$—	$56,398	$33,225	$3,857	$16,377	$3,107	$2,639	$3,639	$6,274	$782	$168,744
Average AUM (6)	$28,945	$16,915	$5,361	$56,668	$38,578	$3,276	$16,055	$3,497	$2,627	$4,300	$5,155	$851	$181,616
September 30, 2025
Beginning AUM	$38,445	$12,934	$7,597	$44,295	$28,679	$1,552	$11,942	$4,100	$2,211	$6,544	$2,909	$—	$161,208
Gross client cash inflows	2,693	887	334	6,615	2,880	440	3,137	572	329	512	932	—	19,331
Gross client cash outflows	(8,450)	(2,089)	(573)	(5,931)	(3,443)	(218)	(1,704)	(498)	(439)	(2,801)	(217)	—	(26,363)
Net client cash flows (1)	(5,757)	(1,202)	(239)	684	(563)	222	1,433	74	(110)	(2,289)	715	—	(7,032)
Artisan Funds’ distributions not reinvested (4)	—	—	—	(186)	—	—	(279)	—	—	—	(6)	—	(471)
Investment returns and other (5)	4,062	4,183	454	7,863	7,069	581	895	788	440	810	456	—	27,601
Ending AUM	$36,750	$15,915	$7,812	$52,656	$35,185	$2,355	$13,991	$4,962	$2,541	$5,065	$4,074	$—	$181,306
Average AUM	$36,673	$14,454	$7,609	$49,142	$31,748	$1,845	$12,780	$4,523	$2,343	$5,712	$3,529	$—	$170,358

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
(6) For Grandview Property Partners, average AUM is for the period beginning January 2, 2026, when the team was acquired. Average AUM for the U.S. Value team reflects the period through the completion of the team's wind-down on August 30, 2026.

The goal of our marketing, distribution and client services efforts is to establish and maintain a client base that is diversified by investment strategy, client type and distribution channel. As distribution channels have evolved to have more institutional-like decision-making processes and longer-term investment horizons, we have expanded our distribution efforts into those areas.
The table below sets forth our AUM by distribution channel:

	As of September 30, 2026		As of September 30, 2025
	$ in Millions	% of Total	$ in Millions	% of Total
Distribution Channel (1)	(unaudited)		(unaudited)
Intermediated Wealth	$103,293	61.2%	$109,165	60.2%
Institutional	65,451	38.8%	72,141	39.8%
Ending Assets Under Management	$168,744	100.0%	$181,306	100.0%

(1) The allocation of AUM by distribution channel involves the use of estimates and the exercise of judgment.
Our institutional channel includes AUM sourced from defined contribution plan clients, which made up approximately 7% of our total AUM as of September 30, 2026.
The following tables set forth the changes in our AUM by vehicle type:

Three Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2026	(unaudited; in millions)
Beginning assets under management	$93,447	$89,942	$183,389
Gross client cash inflows	5,891	1,995	7,886
Gross client cash outflows	(6,958)	(11,486)	(18,444)
Net client cash flows (2)	(1,067)	(9,491)	(10,558)
Realizations (3)	—	(77)	(77)
Artisan Funds’ distributions not reinvested (4)	(198)	—	(198)
Investment returns and other (5)	(1,941)	(1,871)	(3,812)
Net transfers (6)	—	—	—
Ending assets under management	$90,241	$78,503	$168,744
Average assets under management	$93,742	$86,776	$180,518
September 30, 2025
Beginning assets under management	$85,626	$89,919	$175,545
Gross client cash inflows	4,538	1,546	6,084
Gross client cash outflows	(5,682)	(2,731)	(8,413)
Net client cash flows (2)	(1,144)	(1,185)	(2,329)
Artisan Funds’ distributions not reinvested (4)	(161)	—	(161)
Investment returns and other (5)	3,719	4,532	8,251
Net transfers (6)	—	—	—
Ending assets under management	$88,040	$93,266	$181,306
Average assets under management	$86,644	$90,769	$177,413

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
(6) Net transfers represent certain amounts that we have identified as having been transferred out of one investment strategy, investment vehicle or account and into another strategy, vehicle or account.

Nine Months Ended	Artisan Funds & Artisan Global Funds	Separate Accounts and Other (1)	Total
September 30, 2026	(unaudited; in millions)
Beginning assets under management	$87,875	$92,053	$179,928
Gross client cash inflows	18,075	7,796	25,871
Gross client cash outflows	(21,240)	(28,805)	(50,045)
Net client cash flows (2)	(3,165)	(21,009)	(24,174)
Acquisitions (3)	—	880	880
Realizations (4)	—	(135)	(135)
Artisan Funds’ distributions not reinvested (5)	(563)	—	(563)
Investment returns and other (6)	6,122	6,686	12,808
Net transfers (7)	(28)	28	—
Ending assets under management	$90,241	$78,503	$168,744
Average assets under management	$91,160	$90,456	$181,616
September 30, 2025
Beginning assets under management	$77,614	$83,594	$161,208
Gross client cash inflows	14,024	5,307	19,331
Gross client cash outflows	(15,918)	(10,445)	(26,363)
Net client cash flows (2)	(1,894)	(5,138)	(7,032)
Artisan Funds’ distributions not reinvested (5)	(471)	—	(471)
Investment returns and other (6)	12,818	14,783	27,601
Net transfers (7)	(27)	27	—
Ending assets under management	$88,040	$93,266	$181,306
Average assets under management	$82,857	$87,501	$170,358

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

The following tables set forth our AUM by asset class:

Three Months Ended	Equity (1)	Credit (1)	Alternative (1)	Total
September 30, 2026	(unaudited; in millions)
Beginning assets under management	$157,915	$19,540	$5,934	$183,389
Gross client cash inflows	5,465	1,067	1,354	7,886
Gross client cash outflows	(17,085)	(776)	(583)	(18,444)
Net client cash flows (2)	(11,620)	291	771	(10,558)
Realizations (3)	—	—	(77)	(77)
Artisan Funds’ distributions not reinvested (4)	(77)	(113)	(8)	(198)
Investment returns and other (5)	(3,585)	(162)	(65)	(3,812)
Ending assets under management	$142,633	$19,556	$6,555	$168,744
Average assets under management	$154,514	$19,780	$6,224	$180,518
September 30, 2025
Beginning assets under management	$156,117	$15,583	$3,845	$175,545
Gross client cash inflows	4,667	1,150	267	6,084
Gross client cash outflows	(7,774)	(436)	(203)	(8,413)
Net client cash flows (2)	(3,107)	714	64	(2,329)
Artisan Funds’ distributions not reinvested (4)	(61)	(98)	(2)	(161)
Investment returns and other (5)	7,717	411	123	8,251
Ending assets under management	$160,666	$16,610	$4,030	$181,306
Average assets under management	$157,461	$16,057	$3,895	$177,413

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
(3) Realizations represents the distribution of realized proceeds from the disposition of assets.
(4) Artisan Funds’ distributions not reinvested represents the amount of income and capital gain distributions that were not reinvested in the Artisan Funds.
(5) Includes the impact of translating the value of AUM denominated in non-USD currencies into U.S. dollars. The impact was immaterial for the periods presented.

Nine Months Ended	Equity (1)	Credit (1)	Alternative (1)	Total
September 30, 2026	(unaudited; in millions)
Beginning assets under management	$158,018	$17,877	$4,033	$179,928
Gross client cash inflows	19,109	3,894	2,868	25,871
Gross client cash outflows	(46,478)	(2,088)	(1,479)	(50,045)
Net client cash flows (2)	(27,369)	1,806	1,389	(24,174)
Acquisitions (3)	—	—	880	880
Realizations (4)	—	—	(135)	(135)
Artisan Funds’ distributions not reinvested (5)	(221)	(325)	(17)	(563)
Investment returns and other (6)	12,205	198	405	12,808
Ending assets under management	$142,633	$19,556	$6,555	$168,744
Average assets under management	$156,898	$19,053	$5,665	$181,616
September 30, 2025
Beginning assets under management	$143,969	$13,877	$3,362	$161,208
Gross client cash inflows	14,893	3,583	855	19,331
Gross client cash outflows	(23,818)	(1,819)	(726)	(26,363)
Net client cash flows (2)	(8,925)	1,764	129	(7,032)
Artisan Funds’ distributions not reinvested (5)	(186)	(281)	(4)	(471)
Investment returns and other (6)	25,808	1,250	543	27,601
Ending assets under management	$160,666	$16,610	$4,030	$181,306
Average assets under management	$151,592	$15,084	$3,682	$170,358

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

Results of Operations
Three months ended September 30, 2026, compared to three months ended September 30, 2025

	For the Three Months Ended September 30,		For the Period-to-Period
	2026	2025	$	%

Statements of operations data:	(unaudited; in millions, except share and per-share data)
Revenues
Management fees	$312.5	$301.3	$11.2	4%
Performance fees	—	—	—	—%
Total revenues	312.5	301.3	11.2	4%
Operating Expenses
Total compensation and benefits	162.2	163.3	(1.1)	(1)%
Other operating expenses	40.5	36.2	4.3	12%
Total operating expenses	202.7	199.5	3.2	2%
Total operating income	109.8	101.8	8.0	8%
Non-operating income (expense)
Interest expense	(2.2)	(2.3)	0.1	4%
Other non-operating income (expense)	0.8	23.9	(23.1)	(97)%
Total non-operating income (expense)	(1.4)	21.6	(23.0)	(106)%
Income before income taxes	108.4	123.4	(15.0)	(12)%
Provision for income taxes	19.7	36.9	(17.2)	(47)%
Net income before noncontrolling interests	88.7	86.5	2.2	3%
Less: Noncontrolling interests - Artisan Partners Holdings	13.3	15.0	(1.7)	(11)%
Less: Noncontrolling interests - consolidated investment products	0.2	4.7	(4.5)	(96)%
Net income attributable to Artisan Partners Asset Management Inc.	$75.2	$66.8	$8.4	13%
Share Data
Basic earnings per share	$1.04	$0.93
Diluted earnings per share	$1.04	$0.93
Basic weighted average number of common shares outstanding	66,380,225	65,666,782
Diluted weighted average number of common shares outstanding	66,380,225	65,666,782
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
Certain separate account clients pay us fees based on the performance of their accounts relative to agreed-upon benchmarks, which typically results in a lower base fee but allows us to earn higher fees if the performance we achieve for that client is superior to the performance of the agreed-upon benchmark. We may also receive performance fees or incentive allocations from Artisan Private Funds. Approximately 4% of our $168.7 billion of AUM as of September 30, 2026 are subject to performance fee billing arrangements, of which substantially all performance fees are recognized in the fourth quarter.

The increase in revenues of $11.2 million, or 4%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was driven primarily by a $3.1 billion, or 2%, increase in our average AUM and an increase in the weighted average fee rate. The higher fee rate resulted from the termination of accounts and closure of strategies associated with the wind-down of the U.S. Value team, which generally had below average fee rates.

The weighted average fee rate, inclusive of performance fees, was 68.7 basis points for the three months ended September 30, 2026, compared to 67.5 basis points for the three months ended September 30, 2025.

The following table sets forth investment advisory fees and the weighted average fee by investment vehicle. The weighted average fee rate for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Three Months Ended September 30,	2026	2025	2026	2025

	(unaudited; dollars in millions)
Investment advisory fees	$105.5	$108.8	$207.0	$192.5
Weighted average fee (2)	48.2 bps	47.7 bps	87.8 bps	88.3 bps
Percentage of ending AUM	47%	51%	53%	49%
(1) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds.
(2) We compute our weighted average fee by dividing annualized investment advisory fees, inclusive of performance fees, by average AUM for the applicable period.
Operating Expenses
Compensation and Benefits

	For the Three Months Ended September 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$141.6	$136.1	$5.5	4%
Long-term incentive compensation awards	20.6	27.2	(6.6)	(24)%
Total compensation and benefits	$162.2	$163.3	$(1.1)	(1)%
(1) Excluding long-term incentive compensation awards
The decrease in total compensation and benefits was primarily due to a $6.6 million decrease in long-term incentive compensation expense largely driven by changes in market valuation. This decrease was partially offset by a $2.0 million increase in incentive compensation primarily attributable to higher revenues and a $1.2 million increase in salaries predominantly associated with employees who joined the Company through the Grandview acquisition.
Total compensation and benefits was 52% and 54% of our revenues for the three months ended September 30, 2026 and 2025, respectively.
Other operating expenses
Other operating expenses increased $4.3 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase in professional fees and technology and data costs.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Three Months Ended September 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Net investment gain (loss) of consolidated investment products	$0.4	$8.7	$(8.3)	(95)%
Net investment gain (loss) on nonconsolidated seed investments	0.2	2.6	(2.4)	(92)%
Net investment gain (loss) on nonconsolidated franchise capital investments	(4.0)	9.4	(13.4)	(143)%
Total net investment gain (loss)	$(3.4)	$20.7	$(24.1)	(116)%
Interest expense	(2.2)	(2.3)	0.1	4%
Interest income on cash and cash equivalents and other	3.1	2.6	0.5	19%
Change in fair value of contingent consideration	0.1	—	0.1	—%
Net gain (loss) on the tax receivable agreements	1.0	0.6	0.4	67%
Total non-operating income (expense)	$(1.4)	$21.6	$(23.0)	(106)%
Total net investment gain decreased $24.1 million in aggregate for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Artisan's share of the net investment gain (loss) decreased from a $15.7 million gain for the three months ended September 30, 2025 to a $3.6 million loss for the three months ended September 30, 2026, primarily due to market conditions.
Artisan's $3.6 million share of the $3.4 million total investment losses for the three months ended September 30, 2026 was comprised of $4.3 million of losses on investments to hedge compensation plans and $0.7 million of gains on seed investments. $0.2 million of the total investment gains for the three months ended September 30, 2026 were attributable to noncontrolling interests.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate for the three months ended September 30, 2026 and 2025 was 18.2% and 30.0%, respectively. APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% for the three months ended September 30, 2026 as a result of (i) a deferred tax benefit recorded by the Company because of a reduction in the expected aggregate compensation that is expected to be subject to compensation deduction limitations under the OBBBA, which represented a partial reversal of the deferred tax charge taken upon enactment of the OBBBA in the nine months ended September 30, 2025, (ii) a rate benefit attributable to the fact that, for the three months ended September 30, 2026, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes and (iii) a rate benefit from tax deductible dividends paid on unvested restricted share-based awards. These benefits were partially offset by the incremental impact to the rate from state and local taxes. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
We estimate that our GAAP and adjusted effective tax rates could increase by approximately one percentage point beginning in 2027 as a result of the compensation deduction limitation rules within the OBBBA.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, as a result of equity award grants. See Note 13, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for discussion of earnings per share.

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025

	For the Nine Months Ended September 30,		Period-to-Period
	2026	2025	$	%

Statements of operations data:	(unaudited; in millions, except share and per share data)
Revenues
Management fees	$923.0	$861.2	$61.8	7%
Performance fees	0.4	—	0.4	—%
Total revenues	923.4	861.2	62.2	7%
Operating Expenses
Total compensation and benefits	512.9	484.3	28.6	6%
Other operating expenses	121.9	108.8	13.1	12%
Total operating expenses	634.8	593.1	41.7	7%
Total operating income	288.6	268.1	20.5	8%
Non-operating income (expense)
Interest expense	(6.5)	(6.5)	—	—%
Other non-operating income (expense)	39.4	80.0	(40.6)	(51)%
Total non-operating income (expense)	32.9	73.5	(40.6)	(55)%
Income before income taxes	321.5	341.6	(20.1)	(6)%
Provision for income taxes	64.4	81.8	(17.4)	(21)%
Net income before noncontrolling interests	257.1	259.8	(2.7)	(1)%
Less: Noncontrolling interests - Artisan Partners Holdings	39.5	40.3	(0.8)	(2)%
Less: Noncontrolling interests - consolidated investment products	3.5	24.0	(20.5)	(85)%
Net income attributable to Artisan Partners Asset Management Inc.	$214.1	$195.5	$18.6	10%
Share Data
Basic earnings per share	$2.96	$2.73
Diluted earnings per share	$2.96	$2.73
Basic weighted average number of common shares outstanding	66,288,288	65,562,800
Diluted weighted average number of common shares outstanding	66,288,288	65,562,800
Investment Advisory Revenues
The increase in revenues of $62.2 million, or 7%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was driven primarily by an $11.2 billion, or 7%, increase in our average AUM.
The weighted average fee rate, inclusive of performance fees, was 68.0 basis points for the nine months ended September 30, 2026, compared to 67.7 basis points for the nine months ended September 30, 2025.

The following table sets forth the investment advisory fees and the weighted average fee earned by investment vehicles. The weighted average fee rate for Artisan Funds and Artisan Global Funds reflects the additional services we provide to these pooled vehicles.

	Separate Accounts and Other (1)		Artisan Funds and Artisan Global Funds
For the Nine Months Ended September 30,	2026	2025	2026	2025

	(unaudited; dollars in millions)
Investment advisory fees	$325.5	$314.4	$597.9	$546.8
Weighted average fee (2)	48.1 bps	48.1 bps	87.8 bps	88.3 bps
Percentage of ending AUM	47%	51%	53%	49%
(1) Separate accounts and other consists of assets we manage in or through vehicles other than Artisan Funds or Artisan Global Funds.
(2) We compute our weighted average fee by dividing annualized investment advisory fees, inclusive of performance fees, by average AUM for the applicable period.
Operating Expenses
Compensation and Benefits

	For the Nine Months Ended September 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Salaries, incentive compensation and benefits (1)	$433.7	$406.6	$27.1	7%
Long-term incentive compensation awards	79.2	77.7	1.5	2%
Total compensation and benefits	$512.9	$484.3	$28.6	6%
(1) Excluding long-term incentive compensation awards
The increase in total compensation and benefits was primarily driven by a $15.3 million increase in short-term incentive compensation largely driven by higher revenues. The increase also reflected $4.5 million of salary and benefits costs attributable to employees who joined the Company through the Grandview acquisition and a $3.4 million increase in employee separation costs, including costs associated with the wind-down of the U.S. Value Team.

Total compensation and benefits was 56% of our revenues for the nine months ended September 30, 2026 and 2025.
Other operating expenses
Other operating expenses increased $13.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in professional fees in support of firm initiatives and technology and data costs.

Non-Operating Income (Expense)
Non-operating income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period-to-Period
	2026	2025	$	%

	(unaudited; in millions)
Net investment gain (loss) of consolidated investment products	$10.6	$38.5	$(27.9)	(72)%
Net investment gain (loss) on nonconsolidated seed investments	2.9	7.0	(4.1)	(59)%
Net investment gain (loss) on nonconsolidated franchise capital investments	17.7	27.4	(9.7)	(35)%
Total net investment gain (loss)	$31.2	$72.9	$(41.7)	(57)%
Interest expense	(6.5)	(6.5)	—	—%
Interest income on cash and cash equivalents and other	7.3	6.5	0.8	12%
Change in fair value of contingent consideration	(0.1)	—	(0.1)	—%
Net gain (loss) on the tax receivable agreements	1.0	0.6	0.4	67%
Total non-operating income (expense)	$32.9	$73.5	$(40.6)	(55)%
Total net investment gain decreased $41.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Artisan's share of the net investment gain decreased from a $48.3 million gain for the nine months ended September 30, 2025 to a $27.6 million gain for the nine months ended September 30, 2026, primarily due to market conditions.
Artisan's $27.6 million share of the $31.2 million total investment gains for the nine months ended September 30, 2026, was comprised of $19.7 million of gains on investments to hedge compensation plans and $7.9 million of gains on seed investments. $3.6 million of the total investment gains for the nine months ended September 30, 2026, were attributable to noncontrolling interests.
Provision for Income Taxes
The provision for income taxes primarily represents APAM’s U.S. federal, state and local income taxes on its allocable portion of Holdings’ income, as well as foreign income taxes payable by Holdings’ subsidiaries. APAM’s effective income tax rate was 20.0% and 24.0% for the nine months ended September 30, 2026 and 2025, respectively.
Several factors contribute to APAM's effective income tax rate. For the nine months ended September 30, 2026, APAM’s effective income tax rate was lower than the U.S. federal statutory rate of 21% as a result of (i) a deferred tax benefit recorded by the Company because of a reduction in the expected aggregate compensation that is expected to be subject to compensation deduction limitations under the OBBBA, which represented a partial reversal of the deferred tax charge taken upon enactment of the OBBBA in the nine months ended September 30, 2025, (ii) a rate benefit attributable to the fact that, for the nine months ended September 30, 2026, approximately 14% of Artisan Partners Holdings’ full year projected taxable earnings were attributable to other partners and not subject to corporate-level taxes and (iii) a rate benefit from tax deductible dividends paid on unvested restricted share-based awards. These benefits were partially offset by the incremental impact to the rate from state and local taxes. As APAM’s equity ownership in Holdings increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.
Earnings Per Share
Weighted average basic and diluted shares of Class A common stock outstanding were higher for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as a result of Holdings’ unit exchanges and equity award grants. See Note 13, “Earnings Per Share” in the Notes to the unaudited consolidated financial statements for further discussion of earnings per share.

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

The following table sets forth, for the periods indicated, a reconciliation from GAAP financial measures to non-GAAP measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Reconciliation of non-GAAP financial measures:	(unaudited; in millions, except per share data)
Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$75.2	$66.8	$214.1	$195.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings LP	13.3	15.0	39.5	40.3
Add back: Provision for income taxes	19.7	36.9	64.4	81.8
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	1.1	7.4	17.9	19.7
Add back: Change in fair value of contingent consideration	(0.1)	—	0.1	—
Add back: Net (gain) loss on the tax receivable agreements	(1.0)	(0.6)	(1.0)	(0.6)
Add back: Net investment (gain) loss of investment products attributable to APAM	3.6	(15.7)	(27.6)	(48.3)
Less: Adjusted provision for income taxes	27.6	27.1	75.9	71.2
Adjusted net income (Non-GAAP)	$84.2	$82.7	$231.5	$217.2

Average shares outstanding
Class A common shares	66.4	65.7	66.3	65.6
Assumed vesting or exchange of:
Unvested restricted share-based awards	5.2	5.3	5.2	5.4
Artisan Partners Holdings LP units outstanding (noncontrolling interest)	10.1	10.2	10.1	10.2
Adjusted shares	81.7	81.2	81.6	81.2

Basic and diluted earnings per share (GAAP)	$1.04	$0.93	$2.96	$2.73
Adjusted net income per adjusted share (Non-GAAP)	$1.03	$1.02	$2.84	$2.67

Operating income (GAAP)	$109.8	$101.8	$288.6	$268.1
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	1.1	7.4	17.9	19.7
Adjusted operating income (Non-GAAP)	$110.9	$109.2	$306.5	$287.8

Operating margin (GAAP)	35.1%	33.8%	31.3%	31.1%
Adjusted operating margin (Non-GAAP)	35.5%	36.2%	33.2%	33.4%

Net income attributable to Artisan Partners Asset Management Inc. (GAAP)	$75.2	$66.8	$214.1	$195.5
Add back: Net income attributable to noncontrolling interests - Artisan Partners Holdings LP	13.3	15.0	39.5	40.3
Add back: Compensation expense (reversal) related to market valuation changes in compensation plans	1.1	7.4	17.9	19.7
Add back: Change in fair value of contingent consideration	(0.1)	—	0.1	—
Add back: Net (gain) loss on the tax receivable agreements	(1.0)	(0.6)	(1.0)	(0.6)
Add back: Net investment (gain) loss of investment products attributable to APAM	3.6	(15.7)	(27.6)	(48.3)
Add back: Interest expense	2.2	2.3	6.5	6.5
Add back: Provision for income taxes	19.7	36.9	64.4	81.8
Add back: Depreciation and amortization	2.2	2.3	6.7	7.3
Adjusted EBITDA (Non-GAAP)	$116.2	$114.4	$320.6	$302.2

Liquidity and Capital Resources
Our working capital needs, including accrued incentive compensation payments, have been and are expected to be met primarily through cash generated by our operations. The assets and liabilities of consolidated investment products attributable to third-party investors do not impact our liquidity and capital resources. We have no right to the benefits from, nor do we bear the risks associated with, the assets and liabilities of consolidated investment products, beyond our direct equity investment and any investment advisory fees earned. Accordingly, assets and liabilities of consolidated investment products attributable to third-party investors are excluded from the amounts and discussions below. The following table shows our liquidity position as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(unaudited; in millions)
Cash and cash equivalents	$352.4	$214.4
Accounts receivable	132.8	154.5
Seed investments (1)	90.9	151.6
Undrawn commitment on revolving credit facility	150.0	100.0
(1) Seed investments include Artisan’s direct equity investments in consolidated and nonconsolidated Artisan-sponsored investment products. The balance excludes $263.9 million and $219.4 million of hedge investments made related to long-term incentive compensation plans as of September 30, 2026 and December 31, 2025, respectively.

We manage our cash balances in order to fund our day-to-day operations. We mitigate concentration risk through the diversification of financial institutions holding daily operating cash balances and by investing excess operating cash in various money market funds. $323.7 million of our cash and cash equivalents balance was invested in money market funds as of September 30, 2026.
Accounts receivable primarily represent investment advisory fees that have been earned, but not yet received from our clients. We perform a review of our receivables on a monthly basis to assess collectability. As of September 30, 2026, none of our receivables were considered uncollectible.
We utilize cash to make seed investments in Artisan-sponsored investment products to support the development of new investment strategies and vehicles. As of September 30, 2026, the balance of all seed investments, including investments in consolidated investment products, was $90.9 million. The seed investments are generally redeemable at our discretion, though subject to certain monthly or quarterly timing restrictions for certain Artisan Private Funds. We monitor for opportunities to redeem our seed investments as sufficient scale in each investment strategy, vehicle and class, as applicable, is achieved.
During the nine months ended September 30, 2026, we made investments of $50.6 million related to funded long-term incentive compensation plans. As of September 30, 2026, the value of investments held in connection with funded long-term incentive compensation plans was $263.9 million.
The Company has unfunded capital commitments to Artisan Private Funds of $46 million and $16 million as of September 30, 2026 and December 31, 2025, respectively. Pursuant to the terms of the Grandview Property Partners acquisition agreement, the Company has agreed to make up to $30 million of additional capital commitments to Grandview’s next flagship fund.
We expect our investment portfolio to continue to grow as we grant additional annual franchise capital awards and make additional seed capital investments in new strategies and vehicles to support our growth.
On September 23, 2026, Artisan Partners Holdings LP replaced its existing $100 million revolving credit facility with a new $150 million five-year revolving credit facility that matures in September 2031. The previous facility was scheduled to mature in August 2027. The Company incurred debt issuance costs related to the revolving credit facility of $1.4 million, which are recorded to other assets and are amortized as interest expense over the life of the instrument.
We have $190 million in unsecured notes outstanding and a $150 million revolving credit facility with a five-year term ending in September 2031. The notes are comprised of three series, Series E, Series F and Series G, each with a balloon payment at maturity. The previous $100 million revolving credit facility as well as the new $150 million revolving credit facility were unused as of and for the nine months ended September 30, 2026.
The fixed interest rate on each series of unsecured notes is subject to a 100 basis point increase in the event Holdings receives a below-investment grade rating and any such increase will continue to apply until an investment grade rating is received.
These borrowings contain various covenants. Our failure to comply with any of the covenants could result in an event of default under the agreements, giving our lenders the ability to accelerate repayment of our obligations. We were in compliance with all debt covenants as of September 30, 2026.

Distributions and Dividends
Artisan Partners Holdings’ distributions, including distributions to APAM for the three and nine months ended September 30, 2026 and 2025, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited, in millions)
Holdings Partnership Distributions to Limited Partners	$18.0	$14.8	$39.8	$37.0
Holdings Partnership Distributions to APAM	121.6	96.2	264.9	239.8
Total Holdings Partnership Distributions	$139.6	$111.0	$304.7	$276.8
On October 27, 2026, we, acting as the general partner of Artisan Partners Holdings, declared a distribution of $26.9 million, payable by Artisan Partners Holdings to holders of its partnership units, including APAM.
APAM declared and paid the following dividends per share during the three and nine months ended September 30, 2026 and 2025:

Type of Dividend	Class of Stock	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Quarterly	Class A Common	$0.80	$0.73	$2.58	$2.25
Special Annual	Class A Common	$—	$—	$0.57	$0.50
Our board of directors declared, effective October 27, 2026, a variable quarterly dividend of $0.88 per share of Class A common stock with respect to the September quarter of 2026, payable on November 30, 2026 to stockholders of record as of the close of business on November 16, 2026. The variable quarterly dividend represents approximately 80% of the cash generated in the September quarter of 2026 and a pro-rata portion of 2026 tax savings related to our tax receivable agreements.
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
Tax Receivable Agreements (“TRAs”)
In addition to funding our normal operations, we will be required to fund amounts payable under the TRAs that we entered into in connection with the IPO, which resulted in the recognition of a $265.1 million liability as of September 30, 2026. The liability generally represents 85% of the tax benefits APAM expects to realize as a result of the merger of an entity into APAM as part of the IPO Reorganization, our purchase of partnership units from limited partners of Holdings and the exchange of partnership units (for shares of Class A common stock or other consideration). The estimated liability assumes no material changes in the relevant tax law and that APAM earns sufficient taxable income to realize all tax benefits subject to the TRAs. An increase or decrease in future tax rates will increase or decrease, respectively, the expected tax benefits APAM would realize and the amounts payable under the TRAs. Changes in the estimate of expected tax benefits APAM would realize and the amounts payable under the TRAs as a result of change in tax rates have been and will be recorded in net income.
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
The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income APAM generates in the future and the tax rate then applicable and the portion of APAM’s payments under the TRAs constituting imputed interest or depreciable basis or amortizable basis. In certain cases, payments under the TRAs may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs. In such cases, we intend to fund those payments with cash on hand, although we may have to borrow funds depending on the amount and timing of the payments. During the nine months ended September 30, 2026, we made payments totaling $39.5 million related to the TRAs. We do not intend to make any additional payments in 2026. In 2027, we expect to make payments of approximately $42.2 million related to the TRAs.
Cash Flows

	For the Nine Months Ended September 30,
	2026	2025

	(unaudited; in millions)
Cash and cash equivalents as of January 1	$255.5	$268.2
Net cash provided by operating activities	407.5	249.2
Net cash provided by investing activities	10.5	4.3
Net cash used in financing activities	(265.8)	(142.5)
Net cash impact of deconsolidation of consolidated investment products	(29.7)	(37.0)
Cash and cash equivalents as of September 30	$378.0	$342.2
Net cash provided by operating activities increased $158.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in operating income of $20.5 million and changes in working capital of $13.9 million. Additionally, there was a $126.3 million increase in net sale activity within our consolidated investment products.
Investing activities consist of the purchase and sale of nonconsolidated investment securities, the acquisition of property and equipment, leasehold improvements, and cash paid for business acquisitions. Net cash provided by investing activities increased $6.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $31.0 million increase in cash provided by the net purchase and sale activity of seed investments during the nine months ended September 30, 2026. The increase was partially offset by $22.5 million of cash paid in connection with the Grandview acquisition in the current year.
Financing activities consist primarily of dividend payments to holders of our Class A common stock, partnership distributions to noncontrolling interests, contributions to and distributions from consolidated investment products, and payments owed under the tax receivable agreements. Net cash used in financing activities increased $123.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Dividend and distribution payments increased by $32.9 million and investment subscriptions into consolidated investment products decreased by $103.9 million. The increases were partially offset by the $10.0 million of net repayments of senior notes made in 2025.
During each of the nine months ended September 30, 2026 and September 30, 2025, the Company deconsolidated certain investment products after determining that it no longer held a controlling financial interest in those products. The deconsolidation resulted in a decrease in cash and cash equivalents of $29.7 million and $37.0 million during the nine months ended September 30, 2026 and 2025, respectively.
Certain Contractual Obligations
Except as otherwise discussed in this report, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in the “Liquidity, Capital Resources and Contractual Obligations” section and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026.
As previously discussed in this report, the TRA liability decreased from $303.4 million at December 31, 2025 to $265.1 million at September 30, 2026. Amounts payable under the TRAs will increase upon exchanges of Holdings units for our Class A common stock or sales of Holdings units to us, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges or sales and decrease when payments are made. The actual amount and timing of payments associated with our existing payable under the TRAs or future exchanges or sales, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.” As a result, the timing of payments by period is currently unknown. During the nine months ended September 30, 2026, we made payments totaling $39.5 million related to the TRAs. We do not intend to make any additional payments in 2026. In 2027, we expect to make payments of approximately $42.2 million related to the TRAs.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
As described in Note 9, “Stockholders’ Equity”, to the unaudited consolidated financial statements included in Part I of this report, upon termination of employment with Artisan, an employee-partner’s Class B common units are exchanged for Class E common units and the corresponding shares of APAM Class B common stock are canceled. APAM issues the former employee-partner a number of shares of APAM Class C common stock equal to the former employee-partner’s number of Class E common units. Class E common units are exchangeable for Class A common stock subject to the same restrictions and limitations on exchange applicable to the other common units of Holdings. There were no such instances during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
101
The following Extensible Business Reporting Language (XBRL) documents are collectively included herewith as Exhibit 101: (i) the Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025; (ii) the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025; (iii) the Unaudited Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2026 and 2025; (iv) the Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2026 and 2025; (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (vi) the Notes to Unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2026 and 2025.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artisan Partners Asset Management Inc.
Dated: October 29, 2026

By:	/s/ Jason A. Gottlieb
Jason A. Gottlieb Chief Executive Officer and President (principal executive officer)

/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr. Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ Ryan G. Von Hoff
Ryan G. Von Hoff Vice President, Chief Accounting Officer and Assistant Treasurer (principal accounting officer)